Form 10-Q
period 1995-02-28
IMMUCOR INC
filed 1995-04-10
CIK 736822

FORM 10-Q


               Securities and Exchange Commission
                     Washington, D. C. 20549
(Mark One)
   X          Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

               For Quarter Ended : February 28, 1995

                               OR

   _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number : 0-14820


                          IMMUCOR, INC.
     (Exact name of registrant as specified in its charter)


            Georgia                                   22-2408354
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


 3130 Gateway Drive       P.O. Box 5625       Norcross, Georgia   30091-5625
           (Address of principal executive offices)               (Zip Code)


         Registrant's telephone number : (404) 441-2051

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 As of April 10, 1995: Common Stock, $.10 Par Value - 7,703,080


PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                                    IMMUCOR, INC.
                                   Balance Sheets

                                     February 28,     May 31,
ASSETS                                   1995          1994
                                      (Unaudited)    (Audited)
Current assets:
 Cash and cash equivalents            $18,056,367   $18,303,252
 Accounts receivable, net               7,956,272     6,981,070
 Inventories                            5,169,489     5,158,120
 Income tax receivable                    157,595       137,944
 Deferred income taxes                    216,503       207,599
 Other                                    850,579       715,726
   Total current assets                32,406,805    31,503,711

Long-term investment                    1,000,000     1,000,000

Property, plant and equipment, at cost  5,090,430     4,344,708
 less accumulated depreciation         (2,271,358)   (1,751,880)
                                        2,819,072     2,592,828

Other assets                              151,215       153,705

Excess of cost over net tangible
 assets acquired                        6,274,986     6,061,147

                                      $42,652,078   $41,311,391

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank loans                              $538,295    $6,504,561
 Accounts payable                       2,889,368     2,548,653
 Income taxes payable                     462,871       345,638
 Accrued salaries and wages               385,858       446,899
 Other accrued liabilities                239,726       439,241
    Total current liabilities           4,516,118    10,284,992

Long-term debt                          5,460,378

Shareholders' equity:
 Common stock, $.10 par value             981,077       980,421
 Additional paid-in capital            26,998,503    26,988,275
 Retained earnings                     14,223,157    12,366,588
 Cost of shares held in treasury       (8,455,035)   (8,455,035)
 Cumulative translation adjustment     (1,072,120)     (853,850)
   Total equity                        32,675,582    31,026,399

                                      $42,652,078   $41,311,391


See accompanying notes.

                                    IMMUCOR, INC.
                                 Statements of Income
                                     (Unaudited)


                            Three Months Ended         Nine Months Ended
                           Feb. 28,     Feb. 28,      Feb. 28,     Feb. 28,
                             1995         1994          1995         1994

Net sales                 $7,234,450    $7,004,325  $21,476,209  $22,293,819
Cost of sales              2,585,080     2,852,896    8,384,007    9,038,520

Gross profit               4,649,370     4,151,429   13,092,202   13,255,299

Research & development:
            Instrument       243,927       535,126      586,184    1,736,817
            General          120,259       131,182      362,485      349,911
Selling, general and
 administrative            3,149,640     3,019,667    9,150,764    9,064,862

Total operating expenses   3,513,826     3,685,975   10,099,433   11,151,590

Income from operations     1,135,544       465,454    2,992,769    2,103,709

Other income                 141,553        82,181      451,739      205,957
Interest expense            (102,625)     (140,567)    (362,457)    (455,581)
Other expense                 (4,640)       (3,717)      (5,392)     (25,406)

Total other                   34,288       (62,103)      83,890     (275,030)

Income before income taxes 1,169,832       403,351    3,076,659    1,828,679

Provision for income taxes   449,852       217,376    1,220,090      642,688

Net income                  $719,980      $185,975   $1,856,569   $1,185,991


Net income per common
and common equivalent share    $0.09         $0.02        $0.24        $0.15


See accompanying notes.

                                       IMMUCOR, INC.
                                  Statements of Cash Flows
                                        (Unaudited)

                                               Nine Months Ended
                                           February 28,   February 28,
                                               1995           1994
CASH PROVIDED BY OPERATING ACTIVITIES
 Net income                                  $1,856,569     $1,185,991
 Adjustments to reconcile net income to
 net cash provided by operations:
  Depreciation                                  560,244        325,034
  Amortization                                  269,027        218,050
 Changes in assets and liabilities:
  Increase in accounts receivable              (975,203)      (270,925)
  Increase in inventories                       (11,369)        (9,101)
  Increase in other current assets             (200,915)      (122,210)
  Increase/(Decrease) in accounts payable       340,714       (658,569)
  Decrease in accrued salaries and wages        (61,041)       (75,344)
  Increase in taxes payable                     117,233        214,853
  Increase/(Decrease) in accrued liabilities   (199,516)       399,478

Cash provided by operating activities         1,695,743      1,207,257

CASH USED IN INVESTING ACTIVITIES:
 Purchase/deposits on property and equipment   (786,487)      (169,751)
 Other                                           40,000        (19,843)

Cash used in investing activities              (746,487)      (189,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in bank loans                                        779,473
 Repayment of bank loans                     (1,178,154)
 Exercise of stock options                       10,884        397,829
 Repurchase of stock                                          (333,516)

Cash provided(used) in financing activities  (1,167,270)       843,786

Effect of exchange rate changes on cash          (1,590)      (211,080)

INCREASE IN CASH AND CASH EQUIVALENTS          (246,884)     1,650,369

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      18,303,252     16,544,406

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $18,056,368    $18,194,775


See accompanying notes.

                                 IMMUCOR, INC.
                         Notes to Financial Statements
                                  (Unaudited)


1. In the opinion of management, the information furnished reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Revenues from product sales are recognized at the time of shipment.


2. Inventories are stated at the lower of first-in, first-out cost or market:

                                      As of               As of
                                February 28, 1995     May 31, 1994


Raw materials and supplies          $1,695,514         $1,263,129

Work in process                        950,307            413,226

Finished goods                       2,523,668          3,481,765


3.  Net income per common share:

      Net income per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. Common share and common share equivalents were 7,746,718 and 7,756,591 in the 1995 three and nine month comparable periods, and 7,847,804 and 7,831,016 in the 1994 three and nine month periods. There is no significant difference between primary and fully diluted per share amounts.

4.  Domestic and foreign operations:

     Information concerning the Company's domestic and foreign operations is summarized below:

Three Months Ended February 28, 1995:

Net Revenues          United States     Europe    Eliminations  Consolidated

Unaffiliated customers   $3,797,245    $3,437,205                 $7,234,450

Affiliates                  894,934        40,606   $(935,540)
                         --------------------------------------------------
Total                     4,692,179     3,477,811    (935,540)     7,234,450

Income from operations    1,049,232        90,441      (4,129)     1,135,544

Identifiable assets      28,722,869    16,809,269  (2,880,060)    42,652,078




Nine Months Ended February 28, 1995:

Net Revenues           United States    Europe    Eliminations  Consolidated

Unaffiliated customers  $11,465,286   $10,010,923               $21,476,209

Affiliates                2,536,378       123,077  $(2,659,455)
                        ---------------------------------------------------
Total                    14,001,664    10,134,000   (2,659,455)  21,476,209

Income from operations    2,873,821       143,015      (24,067)   2,992,769

Identifiable assets      28,722,869    16,809,269   (2,880,060)  42,652,078



     Sales to affiliates are valued at market prices.


5.  Accounting for income taxes:

       The provision for income tax expense for the three months and nine months ended February 28, 1995 was $449,852, and $1,220,090, respectively. The information required to determine the current and deferred portion of these provisions was not available.



                       IMMUCOR, INC.


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Financial Condition and Liquidity:

     As of February 28, 1995, the Company's cash position totaled $18,056,400. For the nine months ended February 28, 1995, the Company generated cash from operating activities of $1,695,700. As of May 31, 1994, the Company's deutsche mark denominated debt totaled 9,750,000 marks. Since the beginning of the fiscal year, and through March 30, 1995, total deutsche mark debt has been reduced 1,750,000 marks. On March 30, 1995, the Company refinanced its remaining 8,000,000 deutsche mark bank debt (or $5,460,400) with a U.S. bank under a 6.9% interest rate swap agreement due September 30, 1998. The Company intends to make periodic principal payments, but is not required to do so.

      The Company does not have any material capital commitments. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.


Results of Operations:

Net sales

     Net sales for the three months ended February 28, 1995, were
$7,234,500  compared to $7,004,300 in the prior year three  month period,  and  for  the  nine  month  period,  net  sales  totaled
$21,476,200 versus $22,293,800 last year.  Prior year  three  and nine  month sales included $222,400 and $1,210,100, respectively, of  the  Company's  blood  bag business  in  Germany,  which  was
discontinued.   Excluding blood bag sales last  year,  net  sales
increased 7% in the third quarter due to higher sales of the Company's Capture (Registered Trademark) product line and favorable rates of foreign exchange, primarily in Germany, which caused
German deutsche mark sales to be translated into higher US dollar sales.

Gross profit

      Gross profit, as a percentage of sales revenue, increased during the three and nine month periods ended February 28, 1995 as compared to the same periods in fiscal 1994. The increase in gross profit can be attributed to discontinuing the Company's blood bag business in Germany last fiscal year, as blood bags were sold at a lesser gross margin than the Company's other products (see Net sales above). In addition, more favorable foreign exchange rates in Europe in the current year three and nine month periods reduced the cost of goods purchased in U.S. dollars and sold in Europe in local currencies.

Operating expenses

      Instrument research and development expenses for the three and nine months ended February 28, 1995 totaled $243,900 and $586,200 respectively, compared to $535,100 and $1,736,800 in the comparable periods last year. The decline in instrument research and development expenses reflects the near completion of the development phase of the Company's blood bank instrument project, known as the ABS 2000.

Other income

     Other income increased $59,400 during the three months ended February 28, 1995 as compared to the same period last year, primarily due to higher interest rates in the current year period over last year, which increased earnings on invested cash reserves.

Provision for income taxes

      The provision for income taxes increased $232,500 to $449,900 for the three months ended February 28, 1995, and for the nine months ended February 28, 1995, the provision for income taxes increased $577,400 to $1,220,100. This increase can principally be attributed to a reduced research and development tax credit resulting from the decline in research and development spending (see Operating expense, above). The prior year provision included a retroactive research and development tax credit of $95,000 resulting from the Omnibus Budget Reconciliation Act of 1993 enacted on August 10, 1993.




PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The Company has filed the following exhibits with this report:

     11.1  Statement  re  computation of per share earnings.





                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        IMMUCOR, INC.
                        (Registrant)


Date: April 10, 1995




Edward L. Gallup_____________Edward L. Gallup
                             President


Richard J. Still_______________ Richard J. Still
                                Senior Vice President - Finance
                                (Principal Accounting Officer)