Form 10-K
period 1995-05-31
IMMUCOR INC
filed 1995-08-23
CIK 736822

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

     (Mark One)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         X    THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended MAY 31, 1995

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to

                  Commission file number 0-14820

                           IMMUCOR, INC.
      (Exact name of registrant as specified in its charter)

            Georgia                                22-2408354
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

      3130 GATEWAY DRIVE,                       30091
         P.O. BOX 5625                        (Zip Code)
       Norcross, Georgia
(Address of principal executive offices)

Registrant's telephone number, including area code, is (404) 441-2051

    Securities registered pursuant to Section 12(b) of the Act:

                               NONE

    Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, $.10 PAR VALUE
                         (Title of Class)

                   COMMON STOCK PURCHASE RIGHTS
                         (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES   X      NO
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [         ]

     As of August 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $84,356,000.

      As of August 1, 1995, there were 7,709,570 shares of common stock outstanding.

                              PART I
Item 1.-Business

       Founded in 1982, Immucor, Inc., a Georgia corporation ("Immucor" or the "Company"), develops, manufactures and sells a complete line of reagents (over 60 products) and systems used primarily by hospitals and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.

      The Company is also developing an automated blood bank instrument to perform blood compatibility tests currently done manually by hospital blood bank technologists.

Industry

      Immucor is part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the transfusion of blood and blood components. The Food and Drug Administration (the "FDA") treats human blood as a drug and as a biological product, and it treats the transfusion of blood as the administration of a drug and of a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See "Regulation of Business."

      The principal components of blood are plasma (the fluid portion) and cells. Blood also contains antibodies and antigens. Antibodies are proteins that are produced in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body, and return the carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor's red blood cells contain antigens that could react with the corresponding antibody in the patient's plasma, the transfusion of the red blood cells may result in the potentially life threatening destruction of the red blood cells.

      Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed manually by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed using procedures which the Company believes can be significantly improved using its solid phase testing system to automate the testing procedures. See "Products - Solid Phase Technology", and "Products Under Development."

     The Company believes that the worldwide market for traditional blood bank reagents is approximately $250 million, and that this market is relatively mature given current technology. However, because the industry is labor-intensive, the introduction of labor-saving products may provide additional growth in the market. The Company believes that its solid phase blood testing system improves test results and reduces the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See "Products - Solid Phase Technology" and "Products Under Development."

Products

      Most of Immucor's current reagent products are used in tests performed prior to blood transfusions to determine the blood group and type of patients' and donors' blood, in the detection and identification of blood group antibodies, in platelet antibody detection, in paternity testing and in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusions using only FDA licensed reagents such as those manufactured and sold by the Company.

     Products. The following table sets forth the products sold by the Company, most of which are manufactured by the Company.

Product Group       Principal Use

ABO Blood Grouping  Detect and identify ABO antigens on red  blood cells in order to classify a specimen's blood group as either A, B, AB or O.

Rh Blood Typing     Detect  Rh  antigens in order  to  classify  a
                    specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.

Anti-human Globulin Used with other products for routine cross Serums (Coombs matching, and antibody detection and
Serums)             identification; allows a reaction to occur  by
                    bridging between antibodies that by themselves could not cause a reaction.

Reagent  Red  Blood Detect  and identify antibodies in patient  or
Cells donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Rare Serums         Detect   the  presence  or  absence  of   rare
                    antigens.

Antibody            Increase  the  sensitivity of antigen-antibody
Potentiators        tests.

Quality Control     Daily  evaluation of the reactivity of routine
System              blood testing reagents.

Monoclonal          Detect and identify ABO and other antigens  on
(Hybridoma)         red blood cells.
Antibody-based
Reagents

Rh (D) Immune       Administered by injection once during and once
Globulin            after  pregnancy to an Rh negative  woman  who
  (Human)           delivers  an  Rh  positive infant  to  prevent
                    hemolytic disease of the newborn.

Capture-P           Used for the detection of platelet antibodies.
(registered
trademark)

Capture-R           Used  to detect and identify unexpected  blood
(registered         group antibodies.
trademark)

Capture-CMV         Used  for  the  detection  of  antibodies   to
(registered         cytomegalovirus.
trademark)

The following table includes additional products not manufactured by the Company but sold by the Company through Immucor GmbH and/or Immucor Italia:

Product Group       Principal Use

HLA Serums          Transplant typing and paternity testing.

DNA Probes          Transplant typing, paternity testing, forensic
                    medicine, and genetic research.

Infectious Diseases Diagnosis  of certain infectious  diseases  by the methods of ELISA, Immunofluorescence and Latex Slide Tests.

Clinical Chemistry  Blood analysis and pathological testing.

Synelisa            Diagnosis   of   autoimmune   and   nephrology
                    diseases.

      Solid Phase Technology. In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P (registered trademark), Capture-R (registered trademark), Capture-CMV (registered trademark) and the Company's ongoing research, the Company believes that solid phase test results can generally be obtained in substantially less time than by existing techniques.

       In contrast, under current agglutination blood testing techniques, serum is mixed with red blood cells in a test tube and the technologist performs several procedures and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. The mixture remains in a fluid state and it is sometimes difficult for the technologist to determine whether the positive reaction has occurred.

      Because of the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated technologists. Depending on the technical proficiency of the person performing the test, the process can take from 30 minutes to one hour, and if the test results are ambiguous the entire process may be repeated. Thus, a significant amount of expensive labor is involved in such testing. Based on industry sources, the Company believes that labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes that its solid phase blood testing system improves test results and reduces the time necessary to perform certain blood testing procedures related to the transfusion of blood and blood components.

      Immucor has approved for sale three test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P (registered trademark); a Red Cell Antibody Detection System, Capture-R (registered trademark); and an Infectious Disease Test, Capture-CMV (registered trademark) (see below). In these three test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

       Capture-P (registered trademark): Solid Phase Platelet Antibody Detection System. A key component of plasma is platelets, small cell-like entities that assist in the blood clotting process. A shortage of platelets in the blood can significantly reduce the ability of a patient's body to control bleeding. Certain multiply transfused patients, such as those on chemotherapy, often develop antibodies to random donor platelets. Several techniques have been designed by others to identify compatible platelets from random donors. Such techniques are time consuming and technically difficult to perform, or require expensive equipment, all of which limits their usefulness as routine test procedures. The Company believes that its solid phase platelet antibody detection test provides a simplified test with improved reliability over existing techniques and thus will be suited for routine use in transfusion services. The Company believes that the test provides a more accurate method for matching donor and recipient platelets in order to reduce the probability of an incompatible transfusion. Three products are currently approved for sale in the Capture-P (registered trademark) system. The latest product, Capture-P (registered trademark) Ready-Screen (registered trademark), a solid phase assay for the detection of platelet IgG antibodies, incorporates Immucor's proprietary dried platelet technology. Previous platelet antibody detection tests required a source of freshly drawn platelet samples. Capture-P (registered trademark) Ready-Screen (registered trademark) is supplied with specially selected platelets dried onto the microtitration plate wells ready for use.

       Capture-R (registered trademark): Solid Phase Red Cell Antibody Detection and Identification System. Unexpected blood group antibodies are found in patients or donors who, through pregnancy, previous transfusion or injection, have been exposed to foreign red blood cell antigens. Prior to blood transfusions all patient and donor sera is tested for the presence of these unexpected antibodies. In this solid phase method, reagent red blood cells having known blood group antigens are immobilized onto microtitration plate wells. Patient's or donor's serum is added to the wells. Following incubation, the wells are washed to remove unbound immunoglobulins. Special indicator red blood cells are added and the plates are centrifuged. Positive reactions adhere as a thin layer while negative reactions do not adhere but settle to the bottom as a small cell button. Three products are currently approved for sale in the Capture-R (registered trademark) system. The two latest products are Capture-R (registered trademark) Ready-Screen (registered trademark), for the detection of unexpected IgG red cell antibodies, and Capture-R (registered trademark) Ready-ID (registered trademark), for the identification of unexpected IgG red cell antibodies. These two products utilize Immucor's proprietary dried red cell technology. Test kits include microtitration plates containing specially selected dried red cells supplied ready for use. This feature further reduces the time necessary to perform these tests with improved test results.

      Capture-CMV (registered trademark): Solid Phase Test for Cytomegalovirus. Cytomegalovirus is a herpes virus which can be transmitted by blood and cause severe problems in the transfusion of newborn infants and organ transplant patients. The test procedure combines patented cell drying technology with other patented technology to produce a test system suitable for use in large volume blood donor centers as well as testing the blood of individual patients.

     Equipment. Immucor also distributes laboratory equipment designed to automate certain blood test procedures. The Company markets, under its name, cell washers, which are used to remove unwanted proteins, albumin and other substances from a diagnostic test system and to bring the antibodies and antigens in the system into close physical contact by centrifugation.

Products Under Development

     Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons whose specific duties are to continue to improve existing products and develop new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions who provide similar services and the Company expects that it will continue to do so. The Company intends to continue its product development efforts primarily in the area of solid phase technology and in several other areas that may also be useful in connection with the development of additional solid phase products. For the fiscal years ended May 31, 1995, 1994 and 1993, the Company spent $1,129,600, $2,482,700, and
$1,711,400, respectively, for research and development. The significant decrease in spending during fiscal 1995 was due to the fact that the research phase of the Company's development project for blood bank automation is nearing completion. See "Products Under Development - Blood Bank Automation." The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers.

      Blood Bank Automation . The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital blood bank technologists. Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a privately held Vermont corporation, to combine the reagent manufacturing expertise of Immucor with the medical instrumentation expertise of Bio-Tek, to develop a completely automated, "walk away" blood bank testing system. Bio-Tek has been responsible for engineering, software development and manufacturing. The instrument uses Immucor's proprietary Capture (registered trademark) product technology to perform blood bank patient testing. Immucor plans to market the instrument worldwide. Through May 31, 1995 instrument research and development costs related to the contract totaled $3.2 million, of which $1.2 million was incurred during fiscal 1993, $1.8 million was incurred during fiscal 1994, and $0.2 million was incurred during fiscal 1995. The Company incurred $0.4 million and $0.2 million in additional costs related to the project in fiscal 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources." There is no assurance that the instrument will be approved for sale by the FDA, or that it will gain market acceptance even if approved. See "Regulation of Business."

      Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented, solid phase technology. Currently, the Company is developing Capture-S, a solid phase screening test for the detection of IgG and IgM antibodies in the serum or plasma of blood donors with syphilis, which is pending FDA review.

      Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens, and for use in the solid phase test systems. The Company believes monoclonal antibody reagents will continue to be in strong demand for two reasons. First, they are highly specific, which means that their sensitivity allows them to detect and identify antigens with greater efficiency than other reagents. Second, product quality and consistency is maintained from production lot to production lot. The Company has equipped a research laboratory for developing monoclonal antibody-based reagents and has employed several persons experienced in monoclonal antibody technology. Additionally, the Company will pursue the development of such antibodies through contracts with outside institutions.

      Cell Drying Technology. Immucor has developed a proprietary method to modify plastic or glass surfaces to immobilize platelets and red cells. Additionally, the Company has developed a proprietary method to dry platelets and red cells upon the modified surfaces. This technique is currently utilized in several of the CompanyOs Capture (registered trademark) products.

Marketing and Distribution

      Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 4,000 customers, and no one customer purchases annually in excess of 6% of the Company's current sales volume. The Company believes there is no seasonality to its sales activity and there is no material backlog of orders.

      The Company has sought to increase its market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its solid phase technology.

      The Company markets and sells its products to its customers directly through 21 sales personnel employed by the Company in the U.S., 16 in Germany, 1 in Portugal, and six direct employees with an additional 10 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business. The Company believes that it can more effectively market its products through persons who specialize in blood testing reagents and related equipment, as opposed to persons who generally sell a broader line of medical supplies but without any expertise in blood testing products. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which assists the Company's customers in identifying certain blood group antibodies which are rare or difficult to detect. Each year Immucor sponsors workshops in the U.S. and Europe to which customers are invited to hear the latest developments in the field.

      The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 1995, 1994 and 1993, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $16,187,000, $16,356,000, and $17,633,000, respectively, and these sales accounted for approximately 56.0%, 55.3%, and 58.6% of the Company's total net sales for the respective fiscal years. Most of the Company's foreign sales occurred in Germany and in Italy where the Company maintains subsidiaries. (See Note 11 to the Consolidated Financial Statements.)

Suppliers

      The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than the joint manufacturers of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

      Certain of the Company's products are derived from blood having particular or rare combinations of antibodies and antigens which are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that the Company will always have available to it a sufficient supply of such blood.

Regulation of Business

     The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with various federal and state statutes, rules and regulations regarding, generally, licensing, product testing, facilities compliance, product labeling, and consumer disclosure. See "Industry" above. The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982. An FDA license is issued for an indefinite period of time, subject to the FDA's right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company's products must be submitted to and approved by the FDA prior to its sale or distribution.

      In addition to its facilities license, the Company holds several product licenses to manufacture blood grouping reagents. To obtain a product license, the Company must submit the product manufacturing methods to the FDA, perform a clinical trial of its product and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. The Company's automated blood bank instrument currently under development will require clearance from the FDA. There can be no assurance that any future product licenses will be obtained by the Company .

     To sell its products in Germany, Immucor GmbH must license its products with the Paul-Ehrlich-Institute prior to product introduction. In addition, an import license for products purchased outside the European Economic Community is required. To date, Immucor GmbH has been able to obtain licenses needed to effectively promote its products in Germany and throughout Europe.

      The Company has hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and the Company believes that its manufacturing and on-going quality control procedures conform to the required federal and state rules and regulations. To date the Company has not experienced any difficulty in complying with the various regulatory requirements imposed on it.

Patents, Trademarks and Royalties

      Since 1986, the U.S. Patent Office has issued to Immucor five patents pertaining to its solid phase technology.

     Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the researchers royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 1995, 1994 and 1993, the Company paid the researchers royalties of approximately $278,300, $250,000, and $207,100 under this agreement.

      Through its development activities involving its solid phase technology, the Company has acquired expertise in such technology which it considers trade secrets. While the Company will continue to seek patent protection for its solid phase technology and new applications thereof, the Company believes that its acquired expertise and know-how, including the above mentioned trade secrets, will provide more important protection from competition.

     The Company has registered the trademark "Immucor" and several product names, such as "ImmuAdd", "Capture", "Capture-P", "MCP", "Capture-R", "Ready-Screen", "Ready-ID" and "Capture-CMV".

Competition

     There are other competitors with licenses to manufacture blood banking reagents in the United States. The Company's principal U.S. competitors for blood bank reagents are Ortho Diagnostic Systems, a division of Johnson & Johnson, Inc.; Organon-Teknika, a Dutch company; and Gamma Biologicals Inc. Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. All of these companies have been established longer, some have larger market shares than the Company, and some have substantially greater financial and other resources than the Company. However, the Company believes that it is properly positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as the Company's Capture (registered trademark) products (see "Products"), the experience and expertise of its sales personnel (see "Marketing and Distribution"), the stability and experience of its management team (see Item 10 "Directors and Executive Officers of the Registrant"), and the expertise of its technical and customer support staff.

Employees

      At August 1, 1995, the Company had 114 full time employees in the U.S., of whom 23 were in sales and marketing, 72 were in manufacturing, research, and distribution, and 19 were in general and administration. The Company has experienced a low turnover rate among its technical and sales staff, and none of the Company's employees is represented by a union. The Company considers its employee relations to be good.

     At August 1, 1995, in Germany, Portugal and Italy, the Company had 49 full-time employees, of whom 23 were in sales and marketing and 26 were in distribution and administration.

Item 2.-Properties.

      The Company leases its 38,000 square foot facility in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 1995, were $306,000. The term of the lease is for a five-year period ending December 1997. In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 1995, totaled $355,100. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 1995 totaled $58,900 for 465 square meters. The Company has two separate lease agreements for the facility in Italy. The term of the first lease is through September 1998 and the second lease is through April 2000. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

Item 3.-Legal Proceedings.

      The Company is not currently a party to any pending legal proceedings.

Item 4.-Submission of Matters to a Vote of Security Holders.

     Not applicable.
                              PART II

Item   5.-Market  for  Registrant's  Common  Equity   and   Related
Stockholder Matters.

     Immucor's Common Stock trades on The Nasdaq Stock Market under the symbol BLUD. The following table sets forth the quarterly high and low sale prices of the Common Stock for the fiscal periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                              High       Low
Fiscal Year Ended May 31, 1994
First Quarter  . . . . . . . .. . . . .      $6 3/4     $4 1/4
Second Quarter . . . . . . . . . . . . .      7          5
Third Quarter  . . . . . . . . . . . . .      7 1/4      5 3/4
Fourth Quarter . . . . . . . . . . . . .      7          4 3/4


Fiscal Year Ended May 31, 1995
First Quarter  . . . . . . . . . . . . .     $6 1/4     $4 3/4
Second Quarter . . . . . . . . . . . . .      7 1/4      5
Third Quarter  . . . . . . . . . . . . .      6 1/4      5
Fourth Quarter . . . . . . . . . . . . .     10 3/4      5 1/2




      As of August 1, 1995, there were approximately 620 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $11 1/2.

      Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.-Consolidated Selected Financial Data.

     (All amounts are in thousands, except per share amounts*)

                                      Year Ended May 31,
                               1995     1994      1993     1992(1)  1991(2)
Statement of Operations Data:
Net sales                    $28,892   $29,581   $30,070   $27,263  $20,618
Cost of sales                 10,865    12,394    11,674    11,354    8,879

Gross profit                  18,027    17,187    18,396    15,909   11,739
Operating expenses:
Selling, general, & admin.    12,575    12,179    13,302    10,991    7,492
Restructuring and other
non-recurring charges                      625
Research and development:
     Instrument                  644     2,005     1,245
     General                     486       478       466       481      481

Total operating expenses      13,705    15,287    15,013    11,472    7,973

Income from operations         4,322     1,900     3,383     4,437    3,766

Other:
Investment income, net                                                  297
Interest income                  677       507       556       803      982
Interest expense                (463)     (579)     (773)     (631)    (362)
Other                             (5)     (110)     (168)      (40)     (15)

Total other                      209      (182)     (385)      132      902

Income before income taxes     4,531     1,718     2,998     4,569    4,668
Income taxes                   1,641       992     1,165     1,525    1,571

Net income                    $2,890      $726    $1,833    $3,044   $3,097

Income per common and
common equivalent share:*     $ .37       $ .09   $ .25     $ .35    $ .38

Weighted average number of
common and common equivalent
shares outstanding             7,856     7,798     8,070     8,864    8,233

Balance Sheet Data:
Working capital              $29,101   $21,219   $24,253   $24,203  $18,370
Total assets                  43,979    41,311    40,421    41,509   32,685
Long-term debt, less           5,744               4,391     3,720
current portion
Retained earnings             15,256    12,367    11,641     9,809    6,765
Shareholders' equity          34,067    31,026    30,389    31,372   25,148

With respect to the 1993 and 1992 earnings per share calculations, net income has been increased by approximately $178,200 and $23,000, respectively, in accordance with the modified treasury stock method.

*All share data have been adjusted to reflect a 3-for-2 stock split effected as a 50% stock dividend on June 21, 1991, and a 5-for-4 stock split effected as a 25% stock dividend on July 6, 1990.

(1)  Includes results of Immucor Italia since October 1, 1991.
(2)  Includes results of Immucor GmbH since October 1, 1990.

Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)  Liquidity and Capital Resources

      Net cash provided by operating activities totaled $2,740,000, $2,309,000, and $2,871,000 for the fiscal years 1995, 1994 and 1993 respectively. As of May 31, 1995, the Company's cash balance totaled $18.7 million.

      During fiscal 1995, the Company experienced an increase in accounts receivable of approximately $1,029,000 over the previous year. Most of this increase can be attributed to a slow-down in the collection process in Italy, due to the funding program established by the Italian government for health care providers. The Company expects shorter payment terms in the future as a result of the Italian government's plan to reorganize the administration of the Italian health sector. However, to date benefits have not yet been realized.

      During the fiscal year 1992 the Company authorized a program to repurchase up to 500,000 shares of its common stock in the open market. Through May 31, 1995, the Company repurchased approximately 422,000 shares of its common stock for $2.8 million under the program.

     In April 1992, the Company invested $1.0 million in the common stock of Bio-Tek Instruments, Inc. (Bio-Tek), a privately held Vermont company that designs and manufactures medical instrumentation. Since 1992, the Company has worked with Bio-Tek to complete the development of a fully automated blood bank instrument. Through May 31, 1995, $3.2 million was spent under this contract.

      The Company's Italian subsidiary had approximately $0.2 million in borrowings under an Italian lira line of credit as of May 31, 1995, with an additional $1.0 million available, and the CompanyOs German subsidiary had approximately $0.4 million in unused Deutsche Mark lines of credit. At May 31, 1994, the Company had notes payable totaling $5,955,289. Since the beginning of fiscal 1995 and through March, 1995 the Company repaid $1,177,520 of this debt. In March, 1995 the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement, with a domestic bank (See
Note 3 to the Consolidated Financial Statements). At May 31, 1995, the note payable with a principal amount of $5,744,238, and the interest rate swap agreement with a notional principal of the same amount, were outstanding.

      The Company does not have any material capital commitments. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

(b)  Results of Operations

Comparison of Fiscal Years Ended May 31, 1995 and May 31, 1994

      Net sales for the fiscal year ended May 31, 1995, totaled $28,892,000, a decrease of $689,000, or 2.3% over the previous year. The decrease was caused by continuing pricing pressures on the Company's traditional blood bank products and the Company's decision to discontinue the sale of blood collection bags in Germany. In fiscal 1994, net sales included $1,581,000 of blood collection bags with no blood bag sales recorded in fiscal 1995. The decline was partially offset by increased sales of the Company's Capture product line.

      As a percent of sales revenue, gross profit increased from 58.1% to 62.4% in fiscal 1995. The increase in gross margin percentage is the result of the Company's decision to discontinue the blood bag collection business and to concentrate marketing efforts on the Company's own manufactured products which have a more favorable gross margin, and favorable foreign currency exchange values particularly in Germany.

      Total operating expenses in fiscal 1995 decreased $1,583,000 compared to the previous year. Research and development expense for the Company's blood bank instrument project decreased $1,361,000 compared to fiscal 1994 as the Company's development effort nears completion. The restructuring charge recorded in fiscal 1994 to discontinue the Company's blood bag business and reduce staffing levels did not recur in 1995.

      Selling, general and administrative costs increased $396,000 compared to the same period last year. In May 1995, the Company approved a management bonus, of which $111,000 was included in operating expense, as the Company achieved its targeted operating income goals for fiscal 1995.

      Interest expense declined from $580,000 in fiscal 1994 to $463,000 in fiscal 1995. This decrease was primarily due to declining interest rates on borrowed funds and a reduction in short-term borrowings in Europe.

      Income tax expense increased $649,000 in fiscal 1995, when compared to the prior year, principally due to higher levels of taxable income in the U.S. and reduced research and development tax credits available to offset taxable income.

Comparison of Fiscal Years Ended May 31, 1994 and May 31, 1993

     During the fourth quarter of fiscal 1994, the Company approved a plan to discontinue its blood bag collection business and reduce staffing levels in Germany and in Italy. Restructuring charges totaling approximately $625,000 consist of $349,000 associated with the plan to discontinue the blood bag business and $276,000 associated with the staff reductions. The blood bags were sold under a distribution agreement with a Japanese manufacturer. The Company decided to discontinue this product line due to recent innovations in blood bag technology by other manufacturers, increased competition, and unfavorable foreign exchange rates which reduced profit margins. The restructuring plan is designed to reduce operating expenses while enabling the Company to focus on its own manufactured products.

      Net sales for the fiscal year ended May 31, 1994, totaled $29,580,000, a decrease of $490,000, or 1.6% over the previous year. The decrease was caused by a decline in the sales of blood collection bags in Germany of $1,298,000 which was partially offset by increased sales of the Company's Capture product line. See discussion concerning restructuring charges above.

      As a percent of sales revenue, gross profit declined to 58.1% from 61.1% in fiscal 1993. The decline in gross margin percentage is the result of pricing pressure on the Company's products both in Europe and in the U.S. due to increased competition and the affects of health-care cost containment pressures on suppliers, and unfavorable foreign currency exchange values, particularly in Italy.

     Total operating expenses increased $274,000 in the 1994 period over the prior year. Research and development expenses for the Company's blood bank instrument project increased $771,000 compared to fiscal 1993, as the Company continued its development effort throughout the year.

      Selling, general and administrative costs declined $1,123,000 compared to the same period last year. In July 1993 the Company began to initiate steps to slow the growth of all expenses. These steps included a temporary hiring freeze, a temporary salary freeze at current levels, and an overall review of staffing needs.

      Interest expense declined from $773,000 in fiscal 1993 to $580,000 in fiscal 1994. This decrease was principally due to declining interest rates on borrowed funds and a reduction in short-term borrowings in Europe.

      Although income taxes declined $173,000 in fiscal 1994, as compared to last year, the effective tax rate on income substantially increased. The rate increase was principally caused by losses in Europe (including the restructuring charge of $625,000) which could not be offset against U.S. income.

(c)  Effects of Inflation on Operations

      Since the rate of inflation has slowed during the past few years, raw material prices for the Company's products have not materially increased. The Company believes that any increase in personnel-related expenses or material costs would be experienced by others in the industry and can be reflected in increased selling prices of the Company's products.

Item 8.-Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Company are included under this item:

       -Independent Auditors' Report

       -Consolidated Balance Sheets, May 31, 1995, and 1994

       -Consolidated Statements of Operations for the Years Ended
       May 31, 1995, 1994 and 1993

       -Consolidated Statements of Shareholders' Equity for the
       Years Ended May 31, 1995, 1994 and 1993.

       -Consolidated Statements of Cash Flows for the Years Ended
       May 31, 1995, 1994 and 1993

       -Notes to Consolidated Financial Statements

       -Consolidated Financial Statement Schedule






INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Immucor, Inc.:

We have audited the accompanying consolidated balance sheets of Immucor, Inc. and its subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immucor, Inc. and its subsidiaries as of May 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Atlanta, Georgia
July 21, 1995

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                          May 31,
ASSETS                                               1995           1994

CURRENT ASSETS:
Cash                                              $18,741,681    $18,303,252
Accounts receivable (less an allowance for
doubtful accounts of approximately $233,197 in
1995 and $178,094 in 1994)                          8,009,967      6,981,070
Inventories (Note 2)                                5,469,966      5,158,120
Income tax receivable (Note 8)                         76,455        137,944
Deferred income taxes (Note 8)                        250,387        207,599
Other assets                                          720,592        715,726

Total current assets                               33,269,048     31,503,711

LONG-TERM INVESTMENT (Note 1)                       1,000,000      1,000,000

PROPERTY AND EQUIPMENT - Net (Note 2)               2,858,472      2,592,828

DEFERRED INCOME TAXES (Note 8)                         23,551          6,773

OTHER ASSETS - Net                                    329,492        146,932

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED    6,498,679      6,061,147
(Note 1)

TOTAL ASSETS                                      $43,979,242    $41,311,391

                                                          MAY 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1995           1994

CURRENT LIABILITIES:
Borrowings under bank line of credit agreements    $  241,639     $  549,272
(Note 3)
Notes payable (Note 3)                                             5,955,289
Accounts payable                                    2,425,510      2,548,653
Income taxes payable (Note 8)                         519,708        345,638
Accrued salaries and wages                            683,032        446,899
Accrued restructuring costs (Note 7)                  105,198        246,489
Other accrued liabilities                             192,903        192,752

Total current liabilities                           4,167,990     10,284,992

LONG-TERM DEBT (Note 3)                             5,744,238

SHAREHOLDERS' EQUITY (Notes 4 and 5):
Common stock - authorized 15,000,000 shares,
$.10 par value; issued 9,817,802 in 1995 and
9,804,209 in 1994                                     981,780        980,421
Additional paid-in capital                         27,031,185     26,988,275
Retained earnings                                  15,256,375     12,366,588
Treasury stock, at cost                            (8,455,035)    (8,455,035)
Foreign currency translation adjustment              (747,291)      (853,850)

Shareholders' equity, net                          34,067,014     31,026,399

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $43,979,242    $41,311,391

See notes to consolidated financial statements.




IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Year Ended May 31,
                                       1995         1994          1993

NET SALES                           $28,891,538  $29,580,478   $30,070,367

COST OF SALES                        10,865,349   12,393,673    11,673,962

GROSS PROFIT                         18,026,189   17,186,805    18,396,405

OPERATING EXPENSES:
Selling, general and administrative 12,574,880 12,179,334 13,302,009 Restructuring and other non-
recurring charges (Note 7)                           625,126
Research and development:
Instrument (Note 10)                    643,839    2,004,842     1,245,199
General                                 485,799      477,812       466,240

                                     13,704,518   15,287,114    15,013,448

INCOME FROM OPERATIONS                4,321,671    1,899,691     3,382,957

OTHER:
Interest income                         677,186      507,239       555,863
Interest expense                       (462,803)    (579,577)     (773,309)
Other                                    (5,392)    (109,836)     (167,783)

                                        208,991     (182,174)     (385,229)

INCOME BEFORE INCOME TAXES            4,530,662    1,717,517     2,997,728

INCOME TAXES (Note 8)                 1,640,875      991,855     1,165,348

NET INCOME                           $2,889,787     $725,662    $1,832,380

INCOME PER COMMON AND COMMON
EQUIVALENT SHARE                     $    .37       $   .09     $   .25

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Additional
                             Common Stock       Paid-In       Retained         Treasury Stock       Translation    Shareholders'
                          Shares     Amount     Capital       Earnings        Shares      Amount    Adjustment        Equity
BALANCE, MAY 31, 1992   9,537,118  $  953,712  $26,215,818  $ 9,808,546   1,690,207  $(5,617,493)  $   11,197      $31,371,780

Exercise of
stock options              66,072       6,607       93,237                                                              99,844
Purchase of treasury stock                                                  344,234   (2,403,026)                   (2,403,026)
Other                                               (3,920)                                                             (3,920)
Foreign currency translation
adjustment                                                                                           (568,330)        (568,330)
Tax benefits related to
stock options                                       60,722                                                              60,722
Net income                                                    1,832,380                                              1,832,380

BALANCE, MAY 31, 1993   9,603,190     960,319   26,365,857   11,640,926   2,034,441   (8,020,519)    (557,133)      30,389,450

Exercise of
stock options             201,019      20,102      380,331                                                             400,433
Purchase of treasury stock                                                   77,959     (434,516)                     (434,516)
Foreign currency translation
adjustment                                                                                           (296,717)        (296,717)
Tax benefits related to
stock options                                      242,087                                                             242,087
Net income                                                      725,662                                                725,662

BALANCE, MAY 31, 1994   9,804,209     980,421   26,988,275   12,366,588   2,112,400   (8,455,035)    (853,850)      31,026,399

Exercise of
stock options              13,593       1,359       23,820                                                              25,179
Foreign currency translation
adjustment                                                                                            106,559          106,559
Tax benefits related to
stock options                                       19,090                                                              19,090
Net income                                                    2,889,787                                              2,889,787

BALANCE, MAY 31, 1995   9,817,802    $981,780  $27,031,185  $15,256,375   2,112,400  $(8,455,035)   $(747,291)     $34,067,014

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Year Ended May 31,
                                          1995         1994         1993
OPERATING ACTIVITIES:
Net income                            $2,889,787   $  725,662   $1,832,380
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                             776,440      688,885      701,568
Amortization                             299,024      293,632      324,312
Tax benefits related to stock options     19,090      242,087       60,722
Changes in assets and liabilities, net
of effects from purchased businesses:
Accounts receivable                   (1,028,898)    (261,800)     (41,817)
Income tax receivable                     61,489       49,931     (128,899)
Inventories                             (311,846)     508,751     (145,289)
Other assets                            (110,739)     (97,601)    (214,097)
Accounts payable                        (123,143)    (335,224)     637,500
Other current liabilities                269,062      494,805     (155,108)

Total adjustments                       (149,521)   1,583,466    1,038,892

Net cash provided by operating
activities                             2,740,266    2,309,128    2,871,272

INVESTING ACTIVITIES:
Purchases of/deposits for property
and equipment                         (1,035,412)    (553,941)    (562,742)
Purchase of businesses, net of cash
acquired                                                          (425,000)
(Increase) decrease in other assets      (15,000)       4,388      (33,399)

Net cash used in investing activities (1,050,412)    (549,553)  (1,021,141)

FINANCING ACTIVITIES:
Borrowings (repayments) under
line of credit agreements               (307,633)      79,601   (1,618,081)
Proceeds from notes payable            5,744,238      453,343      922,585
Repayment of notes payable            (6,921,758)    (312,656)
Exercise of stock options                 25,179      400,433       99,844
Purchase of treasury stock                           (434,516)  (2,403,026)
Other                                                               (3,920)

Net cash provided by (used in)
financing activities                  (1,459,974)     186,205   (3,002,598)

EFFECT OF EXCHANGE RATE CHANGES ON
CASH                                     208,549     (186,934)    (131,433)

NET INCREASE (DECREASE) IN CASH          438,429    1,758,846   (1,283,900)

CASH, BEGINNING OF YEAR               18,303,252   16,544,406   17,828,306

CASH, END OF YEAR                    $18,741,681  $18,303,252  $16,544,406

CASH PAID DURING THE YEAR FOR:
Interest                             $   574,908  $   632,257  $   791,457
Income taxes                           1,528,127      721,046    1,190,584

See notes to consolidated financial statements.




IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE   OF   BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
  POLICIES

  Nature of Business - The Company's principal business activities are the development, manufacturing, and marketing of immunological diagnostic medical products which constitute one business segment.

  Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Concentration of Credit Risk - At May 31, 1995 and 1994, substantially all of the Company's cash balances were on deposit with a high quality U.S. financial institution. At various times during the year a significant portion of the Company's cash balances are invested through investment companies in U.S. Government securities and other "AAA" rated securities with maturities typically 90 days or less.

  Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor, and manufacturing overhead for manufactured goods and material only for goods purchased for resale.

  Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets.

  Long-Term Investment - The long-term investment, representing a 3.4% common stock investment in Bio-Tek Instruments, Inc., acquired in April 1992, is accounted for using the cost method of accounting (Note 10).

  Excess of Cost Over Net Tangible Assets Acquired - Goodwill comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. The Company periodically assesses the recoverability of goodwill based on judgments as to the future profitability of its operations. Accumulated amortization at May 31, 1995 and 1994 was $1,251,419 and $855,971, respectively.

  Income  Per  Common  and Common Equivalent  Share  -  Income  per
  common and common equivalent share is computed using the weighted average number of common shares and common share equivalents outstanding during the respective periods. Common share and common share equivalents were 7,855,840 in 1995, 7,798,448 in 1994, and 8,069,787 in 1993. With respect to the
  1993 calculation, net income has been increased by approximately $178,000 in accordance with the modified treasury stock method. There is no significant difference between primary and fully diluted per share amounts.

  Income Taxes - Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The cumulative effect of adopting SFAS No. 109 was not significant to results of operations. Additionally, SFAS 109 had no effect on fiscal 1994 pre-tax income. Prior to June 1, 1993, the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11 (Note 8).

  Foreign Currency Translation - The functional currency of the Company's non-U.S. subsidiaries is the local currency. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholdersO equity. Foreign currency transaction gains and losses are included in determining net income.

  Revenue Recognition - Revenue from the sale of the Company's products is recognized upon shipment.


2.BALANCE SHEET DETAIL
                                                 1995         1994
  Inventories:

  Raw materials and supplies                  $1,551,354   $1,263,129
  Work in process                                819,296      413,226
  Finished goods and goods
  purchased for resale                         3,099,316    3,481,765

                                              $5,469,966   $5,158,120

  Property and Equipment:

  Machinery and equipment                     $4,163,325   $3,568,541
  Leasehold improvements                         529,245      504,931
  Furniture and fixtures                         530,405      271,236

                                               5,222,975    4,344,708
  Less accumulated depreciation               (2,364,503)  (1,751,880)

  Property and equipment - net               $ 2,858,472  $ 2,592,828

3.BANK CREDIT AGREEMENTS, NOTES PAYABLE, AND LONG-TERM DEBT

  The Company's Italian subsidiary has $1,175,000 in line of credit agreements denominated in Lira with two Italian banks bearing interest between 11.375% and 14.625%. Outstanding borrowings were $241,639 and $549,272 under these lines at May
  31, 1995 and 1994, respectively, and were guaranteed by the Company.

  The Company's German subsidiary has a $376,966 line of credit agreement, as amended, denominated in Deutsche Marks with a German bank bearing interest at 8.875%. There were no outstanding borrowings under this line at May 31, 1995 and 1994.

  At May 31, 1994, notes payable include $1,526,997 to a U.S. bank denominated in Deutsche Marks due in September 1994 with interest of 6.44%, $152,700 to a German bank denominated in Deutsche Marks due in October 1994 with interest of 6.95%, $610,799 to a German bank denominated in Deutsche Marks due in January 1995 with interest of 7.90%, and $3,664,793 to a German bank denominated in Deutsche Marks due in March 1995 with interest of 9.10%.

  Since the beginning of fiscal 1995 and through March 1995, the Company repaid $1,177,520 of this debt. On March 30, the
  Company refinanced its remaining Deutsche Mark debt through the issuance of a note payable to a U.S. bank in Deutsche Marks which matures in September 1998 with interest of Libor plus .375%. In conjunction with the issuance of the note payable, the Company entered into an interest rate swap agreement with the bank, maturing September 1998, which effectively converts the note payable's floating rate to a fixed rate of 6.915% per annum provided the Company makes scheduled periodic payments. If these payments are not made, the interest rate on the scheduled payment could vary. At May 31, 1995, the outstanding balance of the note payable was $5,744,238, which corresponds to the notional amount of the interest rate swap agreement.

  The note payable requires the maintenance of certain income and other financial ratios, and places certain limited restrictions on the Company's ability to acquire other entities.

  The note payable and interest rate swap agreement are guaranteed by the U.S. parent company.

4.COMMON STOCK

  At May 31, 1995, the following shares of common stock are reserved for future issuance:

     Common stock options - directors and employees      2,139,175

     Common stock warrants - other                         510,938

                                                         2,650,113

  In connection with prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's common stock at $26.95 and $7.75 per share, respectively, subject to adjustment to prevent dilution. The 150,000 warrants are exercisable 20% per year commencing August 1993, and expire in 2001. The 375,000 warrants are currently exercisable and expire in 2008. Through May 31, 1995, 14,062 of the 375,000 warrants had been exercised.

  During fiscal 1993, options to purchase 37,359 shares of common stock at $1.71 per share, which had been granted to certain inventors in 1983 in connection with the purchase of technology, were exercised.

  The Company has a shareholder rights plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent,  acquires  beneficial ownership  of,  or  the  right  to obtain  beneficial  ownership of, 20% or more  of  the  Company's common stock or announces or commences a tender offer or exchange offer that could result in 20% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's common stock at an exercise price of $16, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 1999, and are redeemable at the discretion of the Board of Directors at $.01. All reservations of shares of common stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

  If a person acquires 20% ownership, except in an offer approved by the Company under the plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains 20% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

5.STOCK OPTIONS

  The Company is authorized to issue up to 2,139,175 shares of its common stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2005. Transactions involving these stock option arrangements are summarized as follows:

                                                             Option
                                                           Price Per
                                              Shares         Share

  Outstanding at May 31, 1992               1,279,133    .10  -  16.50
  Granted                                      33,750   7.00  -  10.00
  Exercised                                   (28,713)   .10  -   5.40
  Canceled                                    (11,750) 15.38  -  16.50

  Outstanding at May 31, 1993               1,272,420    .10  -  10.00
  Granted                                      58,200   6.00  -   6.25
  Exercised                                  (201,019)   .10  -   4.27
  Canceled                                     (7,172)  4.27  -   8.13
  Expired                                      (4,688)            1.07

  Outstanding at May 31, 1994               1,117,741    .10  -  10.00
  Granted                                     688,500   5.38  -   6.00
  Exercised                                   (13,594)   .10  -   3.13
  Canceled                                    (17,381)  3.00  -   8.125

  Outstanding at May 31, 1995               1,775,266   3.00  -  10.00

  At  May  31,  1995 and 1994, options for 1,064,266 and  1,041,791 shares of common stock, respectively, were exercisable, and 363,909 and 36,903 shares of common stock, respectively, were available for future grants.

6.OPERATING LEASE COMMITMENTS

  The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 1997. The
  Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $720,040 in 1995, $566,463 in 1994, and $624,344 in 1993.

  The following is a schedule of approximate future annual lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1995:

       Year Ending May 31:
  1996                                                   $608,754
  1997                                                    606,542
  1998                                                    465,789
  1999                                                    287,357
  2000                                                    284,542
  Thereafter                                            2,460,580

  The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

7.RESTRUCTURING AND OTHER NON-RECURRING CHARGES

  During the fourth quarter of fiscal 1994, the Company approved a plan to discontinue its blood collection bag business and reduce staffing levels in Europe which the Company completed in fiscal 1995. Restructuring charges totaled approximately $625,000 during fiscal 1994 and consisted of $349,000 associated with the plan to discontinue the blood bag business and $276,000 associated with the staff reductions.

8.INCOME TAXES

  Sources of income (loss) before income taxes are summarized below:

                                              Year Ended May 31,
                                         1995        1994          1993

  Domestic Operations                 $4,524,194  $3,264,848   $3,504,083
  Foreign Operations                       6,469  (1,547,331)    (506,355)

  Total                               $4,530,663  $1,717,517   $2,997,728

  The provision for income taxes is summarized as follows:

                                             Year Ended May 31,
                                         1995        1994       1993

  Current:
  Federal                             $1,536,798   $854,351   $1,040,404
  Foreign                                    271     35,969       49,444
  State                                  163,372    114,161       84,196

                                       1,700,441  1,004,481    1,174,044

  Deferred:
  Federal                                (53,295)     6,537       43,189
  Foreign                                              (511)     (55,687)
  State                                   (6,271)   (18,652)       3,802

                                         (59,566)   (12,626)      (8,696)
  Income taxes                        $1,640,875   $991,855   $1,165,348

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The tax effects of significant items comprising the Company's net deferred tax asset at May 31, 1995 and 1994 are as follows:

                                                  Year Ended May 31,
                                                 1995            1994
  Deferred tax liabilities:
      Amortization                            $(1,728,801)   $(1,210,118)
      Depreciation                                (25,414)
  Deferred tax assets:
      Depreciation                                                 2,573
      Reserves not currently deductible             7,600         25,739
      Foreign operating loss caryforwards       2,565,876      2,088,814
      Uniform capitalization                      206,383        176,881

                                                1,025,644      1,083,889
  Valuation allowance                            (751,706)      (869,517)

  Net deferred tax asset                      $   273,938     $  214,372

  The Company's effective tax rate differs from the federal statutory rate as follows:

                                           Year Ended May 31,
                                      1995       1994       1993

  Federal statutory tax rate           34%        34%        34%
  State income taxes, net of federal
  tax benefit                           2          2          2
  Interest on U.S. Government
  obligations                          (2)        (1)        (1)
  Effect of foreign tax losses and
  rates                                            29         5
  Research and development tax
  credits                              (1)        (6)
  Other                                 3                    (1)

                                       36%        58%        39%



  As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $19,090, $242,087, and $60,722 in fiscal 1995, 1994, and 1993, respectively. The income tax benefits were recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the compensation deductions were appropriately not recognized as compensation expense during the exercise periods.

  At May 31, 1995, the Company's German subsidiary had net operating loss carryforwards for income tax purposes of approximately $3,655,149 which do not expire. The net operating loss carryforwards result primarily due to differences in the timing of amortization deductions. At May 31, 1995, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of approximately $1,135,077 which expire in 1999 and 2000.

  The Omnibus Budget Reconciliation Act of 1993 was enacted on August 10, 1993. As a result of this enactment, the Company recognized approximately $95,000 of retroactive research and development credits in August 1993.

9. TECHNOLOGY RIGHTS

   In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the inventors royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $278,300, $250,000, and $207,100 in fiscal 1995, 1994, and 1993, respectively.

10.INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENT

   The  Company has contracted with Bio-Tek Instruments, Inc. (Note
   1) for the development of a fully automated blood bank instrument utilizing the Company's patented Capture products technology. Instrument development costs under this contract for the fiscal years ended May 31, 1995, 1994 and 1993 were $200,142, $1,765,698, and $1,245,199, respectively. In fiscal
   1995  and  1994,  the  Company incurred $443,697  and  $239,144, respectively, in additional costs related to the project.

11.DOMESTIC AND FOREIGN OPERATIONS

   Information  concerning  the  Company's  domestic  and   foreign
   operations is summarized below:

                                  Year Ended May 31, 1995
                       United      Europe      Eliminations   Consolidated
                       States
  Net Revenues:
  Unaffiliated
  Customers          $15,224,035   $13,667,503                 $28,891,538
  Affiliates           3,292,370       145,294  $(3,437,664)

  Total               18,516,405    13,812,797   (3,437,664)    28,891,538

  Income from
  operations           3,872,959      (443,142)      (5,570)     4,321,671

  Identifiable assets 27,557,450    18,346,520   (1,924,728)    43,979,242

                                Year Ended May 31, 1994
                       United         Europe     Eliminations  Consolidated
                       States
  Net Revenues:
  Unaffiliated
  customers          $15,823,791   $13,756,687                 $29,580,478

  Affiliates           2,970,566       149,445  $(3,120,011)

  Total               18,794,357    13,906,132   (3,120,011)    29,580,478

  Income from
  operations           2,524,684      (605,966)     (19,027)     1,899,691

  Identifiable assets 26,972,583    15,197,590     (858,782)    41,311,391


                                Year Ended May 31, 1993
                       United      Europe      Eliminations     Consolidated
                       States
  Net Revenues:
  Unaffiliated
  customers          $14,939,782   $15,130,585                   $30,070,367

  Affiliates           2,572,686       162,708  $(2,735,394)

  Total               17,512,468    15,293,293   (2,735,394)      30,070,367

  Income from
  operations           2,776,657       581,688       24,612        3,382,957

  Identifiable assets 26,531,138    15,071,692   (1,181,661)      40,421,169

  Product sales to affiliates are valued at market prices.

  During the years ended May 31, 1995, 1994, and 1993, the Company had net domestic export sales to unaffiliated customers of approximately $2,519,000, $2,600,000, and $2,503,000, respectively.

12.RETIREMENT PLAN

   The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 1995, 1994, and 1993, the Company's matching contributions to the plan were $84,300, $84,300, and $68,600. Vesting in the Company's matching contributions is based on years of continuous service.




IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1993, 1994, AND 1995



                        Balance at   Charged at                 Balance
                        Beginning    Costs and    Deductions    at End
                        of Period     Expense      (Note 1)    of Period

1993:
Accounts receivable -
Allowance for doubtful
accounts                $129,932     $29,235      $ (1,832)     $157,335

1994:
Accounts receivable -
Allowance for doubtful
accounts                $157,335     $35,668      $(14,909)     $178,094

1995:
Accounts receivable -
Allowance for doubtful
accounts                $178,094     $61,092      $ (5,989)     $233,197


Note 1: "Deductions" represent accounts written off during the period less recoveries of accounts previously written off.


Item 9.-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                             PART III

Item 10.-Directors and Executive Officers of the Registrant.

      The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                      Age    Position with Company

Edward L. Gallup           56    Chairman  of the Board of  Directors,
                                 President and Chief Executive Officer
Ralph A. Eatz              51    Director and Senior Vice President-Operations
Richard J. Still           46    Director,  Senior  Vice  President-Finance,
                                 Treasurer and Secretary
Daniel T. McKeithan        71    Director
Didier L. Lanson           45    Director
Dr. Gioacchino De Chirico  42    Director, President  of  Immucor Italia S.r.l.
Josef Wilms                58    Director, President of Immucor GmbH

      All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and have qualified. All executive officers serve at the pleasure of the Board of Directors.

      Three of the Company's executive officers founded Immucor in 1982, and have from 23 to 31 years experience in the blood banking diagnostic reagent industry. In addition, such officers worked together for approximately six years at Biological Corporation of America ("BCA"), now the blood banking reagents division of Organon-Teknika, a Dutch health care products company. Including the time they worked together as officers of BCA and Immucor, Messrs. Gallup, Eatz and Still now have worked together as a management team for over 20 years in the blood banking diagnostic reagent business.

      Edward L. Gallup has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding. Mr. Gallup has worked in the blood banking business for over 31 years.

      Ralph A. Eatz, who has been working in the blood banking reagent field for over 27 years, has been a director and Vice President - Operations of the Company since its founding, and Senior Vice President - Operations since December 1988.

      Richard J. Still has been a director of the Company since August 1982, Vice President - Finance (August 1982 to November
1988)  and  now  Senior  Vice President - Finance  (since  December
1988), and Secretary and Treasurer since February 1983. He has worked in the blood banking reagent business for over 23 years.

      Daniel T. McKeithan has been a director of the Company since February 28, 1983. Since 1986, he has served as a consultant to health care companies. From April 1979 until March 1986 he was employed by Blood Systems, Inc., a supplier of blood and blood products, as a general manager and as Executive Vice President of Operations. Mr. McKeithan also has 29 years experience in pharmaceutical and diagnostic products with Johnson and Johnson, Inc., including Vice President - Manufacturing of the Ortho Diagnostic Systems division.

      Didier L. Lanson has been a director of the Company since October 24, 1989. Since September 1992, he has served as Vice President, Europe, of SyStemix International, subsidiary of SyStemix, Inc., a publicly traded biotechnology company primarily engaged in the development of cellular processes and cellular products. He was an Administrator and the President and CEO of Diagnostics Transfusion ("DT"), a French corporation which manufactures and distributes reagent products, and President and CEO of ESPACE VIE, a French corporation which develops and markets pharmaceutical blood based products and biotech products, from 1987 until December 1991.

     Dr. Gioacchino De Chirico has been President of Immucor Italia S.r.l. since February 1994. From 1989 until 1994, he was employed in the United States by Ortho Diagnostic Systems, Inc., a Johnson and Johnson Company, as General Manager, Immunocytometry, with worldwide responsibility. From 1979 until 1989, he was with Ortho Diagnostic Systems, Inc., in Italy, where he began as a sales representative and held several management positions, including Product Manager and European Marketing Manager for Immunology and Infectious Disease products. Immucor Italia S.r.l. was acquired by the Company on September 30, 1991.

      Josef Wilms is the founder and has been President since 1984 of Immucor GmbH, a German distributor of HLA products, DNA probes and the Company's blood bank products. Immucor GmbH was acquired by the Company on September 28, 1990.

      Life-Aid Services, Inc. ("Life-Aid") has the right to be represented on the Company's Board of Directors, but to date has not requested such representation. Life-Aid, the holder of 937,500 shares of Common Stock, has agreed to vote such shares for the Company's nominees as directors.

      The Company anticipates that it may add additional outside directors in the future.

      There are no family relationships among any of the directors or executive officers of the Company.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended May 31, 1995, the following executive officers and directors inadvertently failed to file on a timely basis Form 4, Statement of Changes in Beneficial Ownership, to report the grant of options to buy the Company's Common Stock under the 1995 Stock Option Plan: Edward L. Gallup, Richard J. Still, Ralph A. Eatz, Daniel T. McKeithan, Didier L. Lanson, Dr. Gioacchino De Chirico, and Josef Wilms. Form 5, Annual Statement of Changes in Beneficial Ownership, was filed for each of these individuals to report the grant of options.

Item 11.-Executive Compensation

      The following table sets forth the compensation earned by the Company's Chief Executive Officer and all of the Company's other executive officers for services rendered in all capacities to the Company for the last three fiscal years.

                              SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                                                        Compensation
                                  Annual Compensation                     Awards
                                                                         Securities       All Other
      Name and                                         Other Annual      Underlying      Compensa-
 Principal Position        Year    Salary   Bonus (1)  Compensation(2)   Options (3)    tion (4)

Edward L. Gallup           1995  $170,180    $10,000      $28,778         60,000           $4,906
Chairman of the Board,     1994  $165,220    $  -         $26,931            -             $4,617
President and Chief        1993  $161,406    $  -         $25,131            -             $2,949
Executive Officer

Ralph A. Eatz              1995  $164,780    $10,000      $24,586         60,000           $4,911
Director and Senior Vice   1994  $159,820    $  -         $23,215            -             $4,619
President - Operations     1993  $156,056    $  -         $21,848            -             $2,931

Richard J. Still           1995  $164,780    $10,000      $21,816         60,000           $4,808
Director, Senior Vice      1994  $153,700    $  -         $20,684            -             $4,498
President-Finance,         1993  $156,056    $  -         $19,560            -             $2,874
Treasurer and Secretary
Josef Wilms                1995  $192,714    $10,000      $18,709         60,000              -
President, Immucor GmbH    1994  $166,180    $  -         $20,526            -                -
and Director               1993  $174,377    $  -         $24,069            -                -

Dr. Gioacchino De Chirico  1995  $163,336    $10,000      $11,350         60,000              -
(5) President, Immucor
Italia, S.r.l. and Director

(1) Represents for 1995 a bonus which was accrued for the year ended May 31, 1995, and will be paid in August 1995.
(2) Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 1995 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $19,178, $14,986, $12,216, $2,009, and $1,750, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Still of $9,600 each, for Mr. Wilms $16,700, and for Dr. De Chirico $9,600. For 1994 - for Mr. Gallup, Eatz, Still and Wilms, life insurance premiums of $17,331, $13,615, $11,084, and $1,782, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Still of $9,600 each, and for Mr. Wilms $18,744. For 1993 - for Mr.
     Gallup, Eatz, Still and Wilms, life insurance premiums of $15,531, $12,248, $9,960, and $1,816, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Still of $9,600 each, and for Mr. Wilms $22,253.
(3) Represents options granted under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $6.00. 50% of the options are exercisable beginning
     January 2, 1997, and 25% per year thereafter.
(4) Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers.
(5) Dr. De Chirico became an executive officer and director of the Company on December 1, 1994.


Stock Options.

      Options Granted. During the fiscal year ended May 31, 1995, stock options were granted to the Company's directors and executive officers under the 1995 Stock Option Plan. No options were granted during the fiscal years ended May 31, 1994 and 1993.

The table below sets forth the options granted during the fiscal year ended May 31, 1995, to the executive officers listed in the Summary Compensation Table.


                 OPTION GRANTS IN LAST FISCAL YEAR

                     Individual Grants
                   Number of    % of Total                             Potential Realizable Value at
                  Securities     Options                                Assumed Annual Rates of
                  Underlying    Granted to    Exercise or                Stock Price Appreciation
                   Options       Employees     Base Price   Expiration     For Option Term
     Name         Granted (#)  in Fiscal Year  ($/share)       Date           5%         10%

Edward L. Gallup   60,000           8.9%         $6.00        1/1/05      $226,400    $573,750
Ralph A. Eatz      60,000           8.9%         $6.00        1/1/05      $226,400    $573,750
Richard J. Still   60,000           8.9%         $6.00        1/1/05      $226,400    $573,750
Dr. Gioacchino
 De Chirico        60,000           8.9%         $6.00        1/1/05      $226,400    $573,750
Josef Wilms        60,000           8.9%         $6.00        1/1/05      $226,400    $573,750


Option Holdings

The table below sets forth information concerning unexercised options held as of the end of the fiscal year by each of the Company's executive officers. No options were exercised by any of the executive officers during the fiscal year.

                         FISCAL YEAR-END OPTION VALUES

                         Number of Securities             Value of
                        Underlying Unexercised      Unexercised In-the-Money
                        Options at May 31, 1995    Options at May 31, 1995 (1)
     Name              Exercisable  Unexercisable   Exercisable  Unexercisable
Edward L. Gallup         118,312       60,000        $142,005       $187,500
Ralph A. Eatz            118,312       60,000         142,005        187,500
Richard J. Still         104,250       60,000          55,875        187,500
Dr. Gioacchino De Chirico  7,500       82,500          23,438        257,812
Josef Wilms              408,000       60,000         996,094        187,500

(1) Based on the difference between the exercise price and the closing price for the Common Stock on May 31, 1995, of $9.125 as reported by NASDAQ.

Compensation Committee Interlocks and Insider Participation

      Ralph A. Eatz has been a director and Vice President - Operations of the Company since its founding, and Senior Vice President - Operations since December 1988 and participates in decisions on executive compensation. Neither Mr. McKeithan nor Mr. Lanson are, nor have they ever been, officers or employees of the Company.

Compensation of Directors

      Members of the Board of Directors, who are not also executive officers of the Company, receive $500.00 per meeting and are reimbursed  for  all travel expenses to and from  meetings  of  the
Board. During the year ended May 31, 1995, the members of the Board of Directors were granted options to purchase the Company's Common Stock under the 1995 Stock Option Plan.

Employment  Contracts,  Termination of  Employment  and  Change  of
Control Arrangements

       The Company has in effect employment agreements (the "Agreements") with three of its executive officers: Edward L. Gallup, Ralph A. Eatz and Richard J. Still (individually, "the Employee") entered into on January 1, 1986. Each of the Agreements renews for a period of five years from each anniversary date unless sooner terminated. If the Company terminates the employment of the Employee "without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed in a single lump sum payment upon such termination. "Without cause" is defined in the Agreements to include (i) the sale, exchange, or other disposition, in one transaction, or in a series of related transactions, of 20% of the Company's outstanding shares of capital stock (but not including a purchase and sale of the Company's Common Stock by an underwriter in a public offering),
(ii) the sale of substantially all of the Company's assets to a purchaser or a group of associated purchasers, whether in a single transaction or a series of related transactions, (iii) under certain circumstances, the merger or consolidation of the Company, or (iv) the occurrence of any change in control of the Company within the meaning of the federal securities law. "Without cause" also includes the relocation of the Employee without the Employee's consent.

      Immucor GmbH has in effect an employment agreement with Josef Wilms effective for an indefinite period and subject to termination by either party at the end of each calendar half year upon six months prior notice. A termination by Immucor GmbH requires a decision by the Company as its sole shareholder. Mr. Wilms has agreed to refrain from competition with Immucor GmbH for a period of two years following the termination of the agreement, and Immucor GmbH must pay Mr. Wilms monthly installments of 1/16 of his annual compensation for such forbearance. Immucor GmbH has the right to release Mr. Wilms from his noncompetition obligations, in which case Mr. Wilms would not be paid.

       The Company has in effect employment agreements (the "Agreement") with Dr. Gioacchino De Chirico entered into on December 31, 1993. The Agreement renews for a period of five years from each anniversary date unless sooner terminated based upon sales performance of Immucor Italia. The Company may only terminate the employment agreement "for cause", as defined in the agreement. If the Company terminates the employment of the Employee "without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed upon such termination. Dr. De Chirico has agreed to refrain from competition with Immucor Italia, S.r.l. following the termination of the agreement for a period of two years if he is terminated without cause, and for a period of four years if he is terminated for cause or if he voluntarily terminates the agreement.

Item 12.-Security Ownership of Certain Beneficial Owners and
Management.

      The following table sets forth as of August 1, 1995, the number of shares of Common Stock of Immucor beneficially owned by each director of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.

Name of Beneficial Owner
(and address for those                Shares         Percent
owning more than five percent        Owned(1)      of Class(1)

Edward L. Gallup                   217,919(2)           2.8%

Ralph A. Eatz                      306,588(2)           3.9%

Richard J. Still                   144,250(2)           1.9%

Dr. Gioacchino De Chirico           7,500(3)            *

Josef Wilms
Immucor GmbH
D-6074 RUdermark
Adam-Opel Str. 26
Germany                            408,000(4)           5.0%

Didier L. Lanson                     3,750(5)           *

Daniel T. McKeithan                 49,687(6)           *

Life-Aid Services, Inc.
5 W. 8th Street
Wilmington, Delaware  19801        937,500(7)          12.2%

Dart Financial Corporation
500 Hogsback Road
Mason, Michigan  48854              472,675             6.1%

All directors and executive officers
as a group (seven persons)        1,137,694            14.2%

     * less than 1%.

(1) Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares. The percentage of shares of Common Stock is calculated assuming that the beneficial owner has exercised any options held by such beneficial owner that are currently exercisable, or exercisable within 60 days of August 1, 1995, and that no other options have been exercised by anyone else.

(2) Includes for each person an option to acquire 89,250 shares at an exercise price of $9.33 (see 1990 Stock Option Plan) and an option to acquire 15,000 shares at $5.40 per share. Includes for Mr. Gallup and Mr. Eatz a currently exercisable option to acquire 14,062 shares at $3.00 per share.

(3) Includes the currently exercisable amount of an option to purchase 30,000 shares of Common Stock at an exercise price of $6.00 exercisable 25% per year beginning on January 6, 1995.

(4) Includes warrants to purchase 318,750 shares of Common Stock exercisable 25% per year beginning September 28, 1991, at an exercise price of $7.75, issued in connection with the acquisition of Immucor GmbH. Also includes options to purchase 89,250 shares of Common Stock at an exercise price of $9.33.

(5) Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share.

(6) Includes currently exercisable options to acquire 3,750 shares at $3.00 per share, 3,750 shares at $5.40 per share.

(7) The Company is informed that Life-Aid Services, Inc. ("Life-Aid") is a wholly-owned subsidiary of Rite Aid Corporation, Harrisburg, Pennsylvania. Life-Aid has a right of first refusal to purchase any additional Immucor securities proposed to be issued. Life-Aid also has the right to be represented on the Company's Board of Directors but has not requested such representation.

Item 13.-Certain Relationships and Related Transactions.

      In Germany, the Company leases approximately 1,566 square meters of space from Doris Wilms, the wife of Josef Wilms, a director of the Company and President of Immucor GmbH. Rental payments for the 1995 fiscal year totaled $355,136, and the lease term extends through April 2009.

                              PART IV

Item 14.-Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  Documents filed as part of this report:

     1.   Consolidated Financial Statements

     The Consolidated Financial Statements, Notes thereto, and Independent Auditors' Report thereon are included in Part II,
     Item 8 of this report.

     2.    Consolidated  Financial Statement Schedule  Included  in
     Part II, Item 8 of this report

     Schedule II - Valuation and Qualifying Accounts


      Other financial statement schedules are omitted as they are not required or not applicable or the required information is shown in the applicable financial statements or notes thereto.

     3.    Exhibits

     3.1   Articles of Incorporation (composite as of December  22,
           1989) (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989).

     3.2 Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

     4.1 Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

     10.1 Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31,
           1985).

    10.1-1 Lease  Amendment  dated  June  28,  1989,  between   the
           Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

    10.1-2 Lease  Amendment  dated November 8,  1991,  between  the
           Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

     10.2 Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

     10.3 Agreement dated August 27, 1987, between the Company and the Kansas City Group amending Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

     10.4 United States Department of Health and Human Services Establishment License dated December 28, 1982, for the manufacture of biological products (incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-966 on Form S-1).

     10.5 United States Department of Health and Human Services Product License dated December 28, 1982, for the manufacture and sale of reagent red blood cells (incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-966 on Form S-1).

     10.6 United States Department of Health and Human Services Product License dated MayE20, 1983, for the manufacture and sale of blood grouping sera (incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-966 on Form S-1).

     10.7 United States Department of Health and Human Services Product License date November 18, 1983, for the manufacture and sale of anti-human serum (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-966 on Form S-1).

     10.8* Employment Agreement, dated January 1, 1986, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
           1986).

   10.8-1* Amendment to Employment Agreement dated  April  7,
           1989, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.12-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

     10.9* Employment  Agreement, dated January  1,  1986,  between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.16 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
           1986).

   10.9-1* Amendment to Employment Agreement dated  April  7,
           1989, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.13-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

    10.10* Employment Agreement, dated January 1, 1986, between the Company and Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
           1986).

  10.10-1* Amendment to Employment Agreement dated  April  7,
           1989, between the Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

    10.11* Employment  Agreement dated September 12, 1990,  between
           Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

    10.12* Agreement  dated  December  31,  1993,  between  Immucor
           Italia, S.r.l. and Dr. Gioacchino De Chirico.

    10.13* Agreement  dated  December  31,  1993,  between  Immucor
           Italia, S.r.l. and Dr. Gioacchino De Chirico.

    10.14* 1995  Stock Option Plan, including form of Stock  Option
           Agreement used thereunder.

    10.15* 1990  Stock Option Plan, including form of Stock  Option
           Agreement used thereunder.

    10.16* Description  of  1983  and 1984 Salary  Reduction  Plans
           (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

    10.17* Description of 1983 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31,
           1985).

    10.18* 1986  Incentive  Stock  Option Plan,  amended  July  29,
           1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

     11.1  Statement re computation of per share earnings.

     21    Subsidiaries of the Registrant.

     23.1  Consent of Deloitte & Touche LLP.

     27    Financial Data Schedule.

    *Denotes   a  management  contract  or  compensatory  plan   or
     arrangement.

(b)  Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the quarter ended May 31, 1995.

(c)  Exhibits

     The exhibits required to be filed with this Annual Report on Form 10-K pursuant to Item 601, of Regulation S-K are listed under "Exhibits" in Part IV, Item 14(a)(3) of this Annual Report on Form 10-K, and are incorporated herein by reference.

(d)  Financial Statement Schedule

     The Financial Statement Schedule required to be filed with this Annual Report on Form 10-K is listed under "Financial
Statement Schedule" in Part IV, Item 14(a)(2) of this Annual Report on Form 10-K, and is incorporated herein by reference.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IMMUCOR, INC.

By:  /s/ EDWARD L. GALLUP
     Edward L. Gallup, Chairman of the Board of Directors,
     President and Chief Executive Officer
     August 11, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of
Directors, President and Chief Executive Officer (Principal
Executive Officer)
August 11, 1995


/s/ RICHARD J. STILL
Richard J. Still, Senior Vice President-Finance, Secretary,
Treasurer, and Director (Principal Financial and
Accounting Officer)
August 11, 1995


/s/RALPH A. EATZ
Ralph A. Eatz, Director
August 11, 1995


/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 11, 1995


Didier L. Lanson, Director


Dr. Gioacchino De Chirico, Director


Josef Wilms, Director
                           EXHIBIT INDEX

                                                       Sequential
Number               Description                      Page Number

3.1   Articles  of  Incorporation  (composite  as   of
      December 22, 1989) (incorporated by reference to
      Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended
      November 30, 1989).

3.2   Bylaws  (amended and restated as of  August  28,
      1991)  (incorporated by reference to Exhibit  19
      to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1   Immucor,  Inc. Shareholder Rights Plan,  adopted
      April  7,  1989  (incorporated by  reference  to
      Exhibit 4.1 to Immucor, Inc.'s Current Report on
      Form 8-K dated April 7, 1989).

10.1 Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd.
      (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1 Lease Amendment dated June 28, 1989, between the
       Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual
       Report  on  Form 10-K for the fiscal year  ended
       May 31, 1989).

10.1-2 Lease  Amendment dated November 8, 1991, between
       the    Company    and   Colony   Center,    Ltd.
       (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.2  Agreement,  dated  March 11, 1983,  between  the
      Company  and The Kansas City Group,  as  amended
      through   January  21,  1985  (incorporated   by
      reference   to   Exhibit  10.2  to  Registration
      Statement No. 33-16275 on Form S-1).

10.3  Agreement  dated  August 27, 1987,  between  the
      Company  and  the  Kansas  City  Group  amending
      Exhibit  10.2  (incorporated  by  reference   to
      Exhibit 10.3 to Immucor's Annual Report on  Form
      10-K for the fiscal year ended May 31, 1989).

10.4  United  States  Department of Health  and  Human
      Services  Establishment License  dated  December
      28, 1982, for the manufacture of biological products (incorporated by reference to Exhibit
      10.12  to  Registration Statement No. 33-966  on
      Form S-1).

10.5  United  States  Department of Health  and  Human
      Services  Product  License  dated  December  28,
      1982, for the manufacture and sale of reagent red blood cells (incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-
      966 on Form S-1).

10.6  United  States  Department of Health  and  Human
      Services Product License dated May 20, 1983, for the manufacture and sale of blood grouping sera
      (incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-966 on Form S-1).

10.7  United  States  Department of Health  and  Human
      Services Product License date November 18, 1983, for the manufacture and sale of anti-human serum
      (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-966 on Form S-1).

10.8* Employment  Agreement, dated  January  1,  1986,
      between   the  Company  and  Edward  L.   Gallup
      (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.8-1* Amendment  to  Employment Agreement  dated
        April 7, 1989, between the Company and Edward L.
        Gallup  (incorporated  by reference  to  Exhibit
        10.12-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.9* Employment  Agreement, dated  January  1,  1986,
      between   the   Company  and   Ralph   A.   Eatz
      (incorporated by reference to Exhibit 10.16 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.9-1* Amendment  to  Employment Agreement  dated
        April 7, 1989, between the Company and Ralph  A.
        Eatz (incorporated by reference to Exhibit 10.13-
        1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.10* Employment  Agreement, dated  January  1,  1986,
       between   the  Company  and  Richard  J.   Still
       (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1* Amendment  to  Employment Agreement  dated
         April  7, 1989, between the Company and  Richard
         J.  Still (incorporated by reference to  Exhibit
         10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.11* Employment Agreement dated September  12,  1990,
       between    Immucor   GmbH   and   Josef    Wilms
       (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12* Agreement  dated  December  31,  1993,   between
       Immucor  Italia,  S.r.l. and Dr.  Gioacchino  De
       Chirico.

10.13* Agreement  dated  December  31,  1993,   between
       Immucor  Italia,  S.r.l. and Dr.  Gioacchino  De
       Chirico.

10.14* 1995  Stock Option Plan, including form of Stock
       Option Agreement used thereunder.

10.15* 1990  Stock Option Plan, including form of Stock
       Option Agreement used thereunder.

10.16* Description  of  1983 and 1984 Salary  Reduction
       Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.17* Description   of   1983   Stock   Option    Plan
       (incorporated by reference to Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18* 1986  Incentive Stock Option Plan, amended  July
       29,   1987,  including  form  of  Stock   Option
       Agreement   used  thereunder  (incorporated   by
       reference   to   Exhibit  10.9  to  Registration
       Statement No. 33-16275 on Form S-1).

11.1  Statement re computation of per share earnings.

21    Subsidiaries of the Registrant.

23.1  Consent of Deloitte & Touche LLP.

27    Financial Data Schedule.

    *Denotes a management contract or compensatory plan or arrangement.