Form 10-Q
period 1995-08-31
IMMUCOR INC
filed 1995-10-12
CIK 736822

FORM 10-Q


                 Securities and Exchange Commission
                      Washington, D. C. 20549
	       (Mark One)
            X          Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                 For Quarter Ended : August 31, 1995

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

     As of October 13, 1995: Common Stock, $.10 Par Value - 7,897,230


                                  IMMUCOR, INC.
                                 Balance Sheets

                                          August 31             May 31
ASSETS                                      1995                 1995
                                         (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents             $18,821,966          $18,741,681
  Accounts receivable, net                8,235,586            8,009,967
  Inventories                             5,558,453            5,469,966
  Income tax receivable                      33,105               76,455
  Deferred income taxes                     257,114              250,387
  Other                                     899,631              720,592
    Total current assets                 33,805,855           33,269,048

Long-term investment                      1,000,000            1,000,000

Property, plant and equipment, at cost    5,290,084            5,222,975
  less accumulated depreciation          (2,533,520)          (2,364,503)
                                          2,756,564            2,858,472

Other                                       382,794              353,043

Excess of cost over net tangible
  assets acquired                         6,160,004            6,498,679

                                        $44,105,217          $43,979,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                               $284,728             $241,639
  Accounts payable                        2,430,070            2,425,510
  Income taxes payable                      827,771              519,708
  Accrued salaries and wages                511,025              683,032
  Other accrued liabilities                 261,175              298,101
    Total current liabilities             4,314,769            4,167,990

Long-term debt                            5,114,218            5,744,238

Shareholders' equity:
  Common stock, $.10 par value              982,222              981,780
  Additional paid-in capital             27,047,662           27,031,185
  Retained earnings                      16,052,142           15,256,375
  Cost of shares held in treasury        (8,455,035)          (8,455,035)
  Cumulative translation adjustment        (950,761)            (747,291)
    Total equity                         34,676,230           34,067,014

                                        $44,105,217          $43,979,242

See accompanying notes.


                               IMMUCOR, INC.
                          Statements of Income
                                (Unaudited)


                                        Three Months Ended
                                   August 31,         August 31,
                                      1995               1994


Net sales                          $7,475,927         $7,189,230
Cost of sales                       2,762,231          2,892,979
Gross profit                        4,713,696          4,296,251

Research and development
            Instrument                133,738            156,033
            General                   123,768            119,757
Selling, general and administrative 3,322,559          2,924,108
Total operating expenses            3,580,065          3,199,898

Income from operations              1,133,631          1,096,353

Other income                          177,987            153,144
Interest expense                      (93,999)          (140,391)
Other expense                            (250)            (2,453)
Total other                            83,738             10,300

Income before income taxes          1,217,369          1,106,653

Provision for income taxes            421,602            437,970

Net income                           $795,767           $668,683

Net income per common
   and common equivalent share         $0.09              $0.09

Weighted average number of common
   and common equivalent shares
   outstanding                      8,814,167          7,747,849

See accompanying notes.


                                IMMUCOR, INC.
                           Statements of Cash Flows
                                 (Unaudited)


                                           Three Months Ended
                                      August 31,         August 31,
                                         1995               1994
OPERATING ACTIVITIES:
  Net income                            $795,767           $668,683
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                       190,214            217,884
      Amortization                        27,726             88,352
  Changes in assets and liabilities:
      Accounts receivable               (225,618)           (54,342)
      Inventories                        (88,487)           284,744
      Other assets                      (154,881)          (100,172)
      Accounts payable                     4,559           (416,291)
      Accrued salaries and wages        (172,007)           (39,491)
      Taxes payable                      308,063            309,948
      Accrued liabilities                (36,925)            (3,614)

Cash provided by operating activities    648,411            955,701

INVESTING ACTIVITIES:

  Purchases of/deposits on property
   and equipment                        (108,946)          (199,728)
  Other                                    4,044             40,000

Cash used in investing activities       (104,902)          (159,728)

FINANCING ACTIVITIES:
  Repayment of bank loans               (362,266)          (408,493)
  Proceeds from line of credit            43,088
  Exercise of stock options               16,919

Cash provided/(used) in financing
  activities                            (302,259)          (408,493)

Effect of exchange rate changes on cash (160,965)            54,615

INCREASE IN CASH AND CASH EQUIVALENTS     80,285            442,095

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD              18,741,681         18,303,252

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $18,821,966        $18,745,347


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


2. Inventories are stated at the lower of first-in, first-out cost or market:

                                 As of August 31, 1995      As of May 31, 1995


Raw materials and supplies	           $1,606,097	                 $1,551,354

Work in process	                         759,557	                    819,296

Finished goods	                        3,192,799	                  3,099,316


3.  Net income per common share:

     Net income per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts.

4.  Domestic and foreign operations:

     Information concerning the Company's domestic and foreign operations is summarized below:

Three Months Ended August 31, 1995:

Net Revenues            United States     Europe    Eliminations  Consolidated

Unaffiliated customers   $3,981,417     $3,494,510                 $7,475,927
Affiliates                  943,049         19,229   $(962,278)

Total                     4,924,466      3,513,739    (962,278)     7,475,927

Income from operations      995,038        156,779      18,186      1,133,631

Identifiable assets      28,070,201     17,254,209  (1,219,193)    44,105,217

     Sales to affiliates are valued at market prices.


5.  Accounting for income taxes:

     The provision for income tax expense for the three months ended August 31, 1995 was $421,602. The information required to determine the current and deferred portion of this provision was not available.


IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition and Liquidity:

     As of August 31, 1995, the Company's cash position totaled $18,821,966. During the three months ended August 31, 1995, the Company repaid $362,266 (500,000 DM) of bank debt in Germany.

     The Company does not have any material capital commitments nor short-term debt obligations. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.


Results of Operations:

Net sales

     Net sales for the three months ended August 31, 1995 totaled $7,475,927 versus $7,189,230 in the comparable prior year three month period. Approximately one-half of the sales increase was due to a weaker dollar, as compared to last year, which increased the dollar equivalent of the Company's sales generated in German marks. Approximately one-half of the Company's sales originate in Europe, and Management believes this trend will continue. The remainder of the sales increase was caused by higher sales of the Company's Capture(registered trademark) products.

Gross profit

     As a percent of sales, gross profit for the three months ended August 31, 1995 totaled 63.1% versus 59.8% last year. The improvement in gross profit margin was principally caused by favorable rates of foreign exchange in Germany which reduced the cost of goods purchased in U.S. dollars and sold in local currencies.

Operating expenses

    Selling, general and administrative expenses for the three month period ended August 31, 1995 increased $398,500 over the same period last year. Approximately one-half of the increase was due to a weaker U.S. dollar which caused an increase in the dollar equivalent of operating expenses incurred in German marks. The remainder of the increase is attributed to the addition of sales staff in the U.S., and marketing related expenses both in the U.S. and in Europe.

Interest expense

    Interest expense declined $46,400 in the current year three month period as compared to last year. This decline was due to the Company refinancing its Deutsche Mark denominated debt and reducing its outstanding principal loan balance as compared to last year.

Net Income

	Although net income for the three month period ending August 31, 1995, increased $127,000, or 19.0%, over the prior year three month period, net income per common and common equivalent share remained the same. The weighted average number of common and common equivalent shares outstanding for the 1995 three month period totaled 8,814,167, compared to 7,747,849 in the prior year. While the actual number of common shares outstanding remained essentially the same during both periods, the number of stock options and warrants assumed exercised increased due to the rise in the Company's stock price during the current year three month period.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   	(a)  The Company has filed the following exhibits with this report:

	11  Statement re computation of per share earnings.


SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IMMUCOR, INC.
(Registrant)




Date: October 12, 1995







/s/Edward L. Gallup_____________Edward L. Gallup, President









/s/Richard J. Still_______________ Richard J. Still, Senior Vice
                                    President - Finance
                                  (Principal Accounting Officer)