Form 10-Q
period 1995-11-30
IMMUCOR INC
filed 1996-01-12
CIK 736822

FORM 10-Q


                Securities and Exchange Commission
                     Washington, D. C. 20549
	       (Mark One)
            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended : November 30, 1995

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


                 Registrant's telephone number : (770) 441-2051

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

     As of January 12, 1996: Common Stock, $.10 Par Value - 7,903,075



                             IMMUCOR, INC.
                            Balance Sheets



                                    November 30           May 31
ASSETS                                1995                 1995
                                   (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents       $19,103,690          $18,741,681
  Accounts receivable, net          8,366,548            8,009,967
  Inventories                       6,029,644            5,469,966
  Income tax receivable                34,030               76,455
  Deferred income taxes               249,290              250,387
  Other                             1,006,488              720,592
    Total current assets           34,789,690           33,269,048

Long-term investment                1,000,000            1,000,000

Property, plant & equipment at cost 5,837,625            5,222,975
  less accumulated depreciation    (2,786,999)          (2,364,503)
                                    3,050,626            2,858,472

Other                                 571,290              353,043

Excess of cost over net tangible
  assets acquired                   6,273,381            6,498,679

                                  $45,684,987          $43,979,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                         $247,510             $241,639
  Accounts payable                  2,837,203            2,425,510
  Income taxes payable                244,356              519,708
  Accrued salaries and wages          552,987              683,032
  Other accrued liabilities           160,325              298,101
    Total current liabilities       4,042,381            4,167,990

Long-term debt                      4,941,060            5,744,238

Shareholders' equity:
  Common stock, $.10 par value      1,001,473              981,780
  Additional paid-in capital       28,154,797           27,031,185
  Retained earnings                16,802,335           15,256,375
  Cost of shares held in treasury  (8,466,284)          (8,455,035)
  Cumulative translation adjustment  (790,775)            (747,291)
    Total equity                   36,701,546           34,067,014

                                  $45,684,987          $43,979,242

See accompanying notes.

                                       IMMUCOR, INC.
                                     Statements of Income
                                        (Unaudited)







                            Three Months Ended         Six Months Ended
                          November 30,November 30, November 30, November 30,
                             1995        1994         1995         1994


Net sales                $7,282,304  $7,052,529   $14,758,231  $14,241,759
Cost of sales             2,712,022   2,905,948     5,474,253    5,798,927
Gross profit              4,570,282   4,146,581     9,283,978    8,442,832

Research & development:
            Instrument      106,917     186,224       240,655      342,257
            General         119,964     122,469       243,732      242,226
Selling, general & admin  3,381,301   3,077,015     6,703,860    6,001,123
Total operating expenses  3,608,182   3,385,708     7,188,247    6,585,606

Income from operations      962,100     760,873     2,095,731    1,857,226

Other income                206,064     158,743       384,051      311,887
Interest expense            (75,329)   (119,442)     (169,328)    (259,833)
Other expense                                            (250)      (2,453)
Total other                 130,735      39,301       214,473       49,601

Inc before income taxes   1,092,835     800,174     2,310,204    1,906,827

Provision for income taxes  342,642     332,268       764,244      770,238

Net income                 $750,193    $467,906    $1,545,960   $1,136,589


Net income per common
   & common equivalent share  $0.09       $0.06         $0.18        $0.15


Weighted average number of common
  and common equivalent shares
  outstanding             8,705,134   7,775,207     8,759,651    7,761,528


See accompanying notes.

                                 IMMUCOR, INC.
                            Statements of Cash Flows
                                  (Unaudited)


                                               Six Months Ended
                                       November 30,        November 30,
                                          1995               1994
OPERATING ACTIVITIES:
  Net income                           $1,545,960         $1,136,589
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                        486,980            355,499
      Amortization                        130,002            157,469
  Changes in assets and liabilities:
      Accounts receivable                (273,211)          (137,849)
      Inventories                        (559,678)           598,148
      Other assets                       (254,490)           (68,247)
      Accounts payable                    329,230           (375,894)
      Other current liabilities          (543,173)             3,532

Cash provided by operating activities     861,620          1,669,247

INVESTING ACTIVITIES:

  Purchase of/deposits on property and
    equipment                            (893,774)          (354,820)
  Other                                     8,178             40,000

Cash used in investing activities        (885,596)          (314,820)

FINANCING ACTIVITIES:
  Proceeds from line of credit              5,871
  Repayment of bank loans                (717,002)          (545,555)
  Exercise of stock options             1,132,056

Cash provided by/(used) in financing
  activities                              420,925           (545,555)

Effect of exchange rate changes on cash   (34,940)           (41,805)

INCREASE IN CASH AND CASH EQUIVALENTS     362,009            767,067

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD               18,741,681         18,303,252

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $19,103,690        $19,070,319


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


2.  Inventories are stated at the lower of first-in, first-out cost or market:

                              As of November 30, 1995      As of May 31, 1995


Raw materials and supplies	         $1,617,409	              $1,551,354

Work in process	                       966,585	                 819,296

Finished goods	                      3,445,650	               3,099,316


3.  Net income per common share:

     Net income per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. Common share and common share equivalents were 8,705,134 and 8,759,651 in the 1995 three and six month comparable periods, and 7,775,207 and 7,761,528 in the 1994 three and six month periods. There is no significant difference between primary and fully diluted per share amounts.

4.  Domestic and foreign operations:

     Information concerning the Company's domestic and foreign operations is summarized below:

Three Months Ended November 30, 1995:

Net Revenues           United States    Europe    Eliminations    Consolidated

Unaffiliated customers   $3,710,658   $3,571,646                   $7,282,304

Affiliates                  791,787       30,629   $(822,416)

Total                     4,502,445    3,602,275    (822,416)       7,282,304

Income from operations      652,921      288,029      21,150          962,100

Identifiable assets      29,395,947   18,325,328  (2,036,288)      45,684,987




Six Months Ended November 30, 1995:

Net Revenues           United States    Europe    Eliminations    Consolidated

Unaffiliated customers   $7,692,075   $7,066,156                  $14,758,231

Affiliates                1,734,836       49,858   $(1,784,694)

Total                     9,426,911    7,116,014    (1,784,694)    14,758,231

Income from operations    1,647,959      444,808         2,964      2,095,731

Identifiable assets      29,395,947   18,325,328    (2,036,288)    45,684,987


     Sales to affiliates are valued at market prices.


5.  Accounting for income taxes:

     The provision for income tax expense for the three months and six months ended November 30, 1995 was $342,642, and $764,244 respectively. The information required to determine the current and deferred portion of these provisions was not available.



IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition and Liquidity:

     As of November 30, 1995, the Company's cash position totaled $19,103,690. For the six months ended November 30 1995, the Company generated cash from operating activities of $861,600 and repaid $717,000 (1,000,000 DM) of bank debt in Germany.

     The Company does not have any material capital commitments. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.


Results of Operations:

Net sales

     Net sales for the three months ended November 30, 1995 totaled $7,282,300 versus $7,052,500 in the comparable prior year three month period. For the six months ended November 30, 1995, net sales were $14,758,200 compared to $14,241,800 in the prior year. Approximately one-half of the increase in sales during the three months ended November 30, 1995, compared to the same three month period in the prior year, was due to a weaker dollar as compared to last year, which increased the dollar equivalent of the Company's sales generated in German marks. The remaining increase was caused by higher sales of the Company's Capturer product line partially offset by a decline in the sales of more traditional blood bank reagents. Sales of traditional blood bank products declined due to continuing competitive pricing pressures in the health care environment.

Gross profit

     As a percent of sales revenue, gross profit increased for the three month and six month period ended November 30, 1995, when compared to the same period ended November 30, 1994. The increase in gross profit margin can be attributed to favorable rates of foreign exchange in Germany, and higher sales of the Company's Capturer product line which have a higher gross profit than the more traditional blood bank reagent products.


Operating expenses

     Selling, general and administrative expense for the three and six month period ended November 30, 1995, increased $304,300 and $702,700 respectively, compared to the 1994 periods. The increase was principally caused by higher levels of sales and marketing related expenses, including advertising, increased sales staff in the U.S., and additional marketing personnel. Also, a weaker U.S. dollar caused an increase in the dollar equivalent of operating expenses incurred in German marks.

Interest expense

     Interest expense declined $44,100 during the three months ended November 30, 1995, and $90,500 in the six months ended November 30,1995, as compared to the same three and six month periods last year. The decline in interest expense was primarily due to the Company reducing its outstanding principal loan balance in Germany (see Financial Condition and Liquidity.)

Provision for Income Taxes

     As a percent of pretax income, the provision for income taxes declined during the three months ended November 30, 1995, over the prior year, and a similar decline occurred for the six month period. The Company's operations in Europe generated a positive contribution to pretax income in the current year versus a loss in the prior year. However, no provision for income taxes was recorded in Europe in the current year as European operations had sufficient net operating loss carryforwards to offset the tax liability created by current year income.





PART II - OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders.


     The annual meeting of shareholders of Immucor, Inc. was held on Thursday, December 7, 1995. The shareholders elected the following eight directors to constitute the Board of Directors and to serve until the next annual meeting and thereafter until their successors have been elected and have been qualified: Edward L. Gallup, Ralph A. Eatz, Richard J. Still, Daniel T. McKeithan, Didier Lanson, Dr. Gioacchino De Chirico, Josef Wilms, and G. Bruce Papesh.



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




Date: January 12, 1996







/s/Edward L. Gallup_____________Edward L. Gallup, President









/s/Richard J. Still_______________ Richard J. Still, Senior Vice President -
                                                 Finance
                                                 Principal Accounting Officer)