Form 10-Q
period 1996-02-29
IMMUCOR INC
filed 1996-04-15
CIK 736822

FORM 10-Q


                Securities and Exchange Commission
                     Washington, D. C. 20549
(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended : February 29, 1996

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

                     Yes  X          No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 10, 1996: Common Stock, $.10 Par Value - 7,951,611


PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
                                    IMMUCOR, INC.
                                   Balance Sheets

                                     February 29,     May 31,
ASSETS                                   1996          1995
                                      (Unaudited)    (Audited)
Current assets:
 Cash and cash equivalents            $19,432,175   $18,741,681
 Accounts receivable, net               8,794,138     8,009,967
 Inventories                            5,775,802     5,469,966
 Income tax receivable                     31,240        76,455
 Deferred income taxes                    247,488       250,387
 Other                                    898,375       720,592
   Total current assets                35,179,218    33,269,048

Long-term investment                    1,000,000     1,000,000

Property, plant and equipment, at cos   6,212,310     5,222,975
 less accumulated depreciation         (3,031,460)   (2,364,503)
                                        3,180,850     2,858,472

Other assets                              568,820       353,043

Excess of cost over net tangible
 assets acquired                        6,085,539     6,498,679

                                      $46,014,427   $43,979,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank loans                              $263,595      $241,639
 Accounts payable                       2,502,878     2,425,510
 Income taxes payable                     710,784       519,708
 Accrued salaries and wages               453,015       683,032
 Other accrued liabilities                105,752       298,101
    Total current liabilities           4,036,024     4,167,990

Long-term debt                          4,431,717     5,744,238

Shareholders' equity:
 Common stock, $.10 par value           1,002,082       981,780
 Additional paid-in capital            28,190,212    27,031,185
 Retained earnings                     17,590,491    15,256,375
 Cost of shares held in treasury       (8,466,284)   (8,455,035)
 Cumulative translation adjustment       (769,815)     (747,291)
   Total equity                        37,546,686    34,067,014

                                      $46,014,427   $43,979,242


See accompanying notes.

                               IMMUCOR, INC.
                             Statements of Income
                                (Unaudited)







                                Three Mos. Ended          Nine Mos. Ended
                              Feb. 29,    Feb. 28,     Feb. 29,    Feb. 28,
                                 1996        1995        1996        1995


Net sales                     $8,073,228  $7,234,450  $22,831,459 $21,476,209
Cost of sales                  3,155,882   2,585,080    8,630,135   8,384,007
Gross profit                   4,917,346   4,649,370   14,201,324  13,092,202


Research & development:
            Instrument           133,143     243,927      373,798     586,184
            General              124,056     120,259      367,788     362,485
Selling, general and admin.    3,684,671   3,149,640   10,388,531   9,150,764
Total operating expenses       3,941,870   3,513,826   11,130,117  10,099,433

Income from operations           975,476   1,135,544    3,071,207   2,992,769

Other income                     292,814     141,553      676,865     451,739
Interest expense                 (68,650)   (102,625)    (237,978)   (362,457)
Other expense                                 (4,640)        (250)     (5,392)
Total other                      224,164      34,288      438,637      83,890

Income before income taxes     1,199,640   1,169,832    3,509,844   3,076,659

Provision for income taxes       411,484     449,852    1,175,728   1,220,090

Net income                      $788,156    $719,980   $2,334,116  $1,856,569


Net income per common
   and common equivalent share     $0.09       $0.09       $0.27       $0.24


Weighted average number of
common and common equivalent
shares outstanding             8,884,564   7,746,718    8,801,288   7,756,591

See accompanying notes.



                              IMMUCOR, INC.
                       Statements of Cash Flows
                              (Unaudited)

                                                Nine Months Ended
                                           February 29,   February 28,
                                               1996           1995
CASH PROVIDED BY OPERATING ACTIVITIES
 Net income                                  $2,334,116     $1,856,569
 Adjustments to reconcile net income to
 net cash provided by operations:
  Depreciation                                  758,308        560,244
  Amortization                                  170,423        269,027
 Changes in assets and liabilities:
  Increase in accounts receivable              (700,801)      (975,203)
  Increase in inventories                      (305,836)       (11,369)
  Increase in other current assets             (143,213)      (200,915)
  Increase/(Decrease) in accounts payable        (5,093)       340,714
  Increase/(Decrease) in accrued liabs         (231,290)      (143,324)

Cash provided by operating activities         1,876,614      1,695,743

CASH USED IN INVESTING ACTIVITIES:
 Purchases of/deposits on prop. & equip      (1,224,209)      (786,487)
 Other                                           12,406         40,000

Cash used in investing activities            (1,211,803)      (746,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                    21,956
 Repayment of bank loans                     (1,065,191)    (1,178,154)
 Exercise of stock options                    1,168,080         10,884

Cash provided/(used) in financing activities    124,845     (1,167,270)

Effect of exchange rate changes on cash         (99,162)        (1,590)

INCREASE IN CASH AND CASH EQUIVALENTS           690,494       (246,884)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      18,741,681     18,303,252

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $19,432,175    $18,056,368


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


2.  Inventories are stated at the lower of first-in, first-out cost or market:

                     		           As of Feb. 29, 1996      As of May 31, 1995


Raw materials and supplies	            $1,763,810	              $1,551,354

Work in process	                          786,250	                 819,296

Finished goods	                         3,225,742	               3,099,316


3.  Net income per common share:

     Net income per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. Common share and common share equivalents were 8,884,564 and 8,801,288 in the 1996 three and nine month comparable periods, and 7,746,718 and 7,756,591 in the 1995 three and nine month periods. There is no significant difference between primary and fully diluted per share amounts.

4.  Domestic and foreign operations:

     Information concerning the Company's domestic and foreign operations is summarized below:

Three Months Ended February 29, 1996:

Net Revenues          United States     Europe    Eliminations    Consolidated

Unaffiliated customers  $4,278,307    $3,794,921                    $8,073,228

Affiliates                 750,883        27,815    ($778,698)               0

Total                    5,029,190     3,822,736     (778,698)       8,073,228

Income from operations     819,863       150,743        4,870          975,476

Identifiable assets     30,055,173    18,538,509   (2,579,255)      46,014,427



Nine Months Ended February 29, 1996:

Net Revenues          United States    Europe    Eliminations     Consolidated

Unaffiliated customers $11,970,382  $10,861,077                    $22,831,459

Affiliates               2,485,719       77,673  ($2,563,392)                0

Total                   14,456,101   10,938,750   (2,563,392)       22,831,459

Income from operations   2,467,822      595,551        7,834         3,071,207

Identifiable assets     30,055,173   18,538,509   (2,579,255)       46,014,427


 Sales to affiliates are valued at market prices.


5.  Accounting for income taxes:

	      The provision for income tax expense for the three months and nine months ended February 29, 1996 was $411,484, and $1,175,728, respectively.
The information required to determine the current and deferred portion of these provisions was not available.




                         IMMUCOR, INC.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition and Liquidity:

     As of February 29, 1996, the Company's cash position totaled $19,432,200. For the nine months ended February 29, 1996, the Company generated cash from operating activities of $1,876,600 and repaid $1,065,200 (1,500,000 DM) of bank debt in Germany.

     The Company does not have any material capital commitments. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.


Results of Operations:

Net sales

     Net sales for the three months ended February 29, 1996, were $8,073,200 compared to $7,234,500 in the prior year three month period, and for the nine month period, net sales totaled $22,831,500 versus $21,476,200 last year. Net sales increased 12% in the third quarter compared to a year ago, with higher sales in the Company's German and Italian affiliates of $357,700, and $481,000 in the U.S. and balance of the world. This increase was principally due to continued growth in sales of the Company's Capturer product line.

Gross profit

     Gross profit, as a percentage of sales revenue, in the current year third quarter totaled 60.9% compared to last year's 64.3%. However, year-to-date, the gross profit percentage increased 1.2%. The decline in gross profit percentage in the current year third quarter can be attributed to lower levels of production as compared to a year ago.

Operating expenses

     Selling, general and administrative expense for the three and nine month period ended February 29, 1996, increased $535,000 and $1,237,800 respectively, compared to the 1995 periods. This increase in spending can principally be attributed to higher levels of depreciation expense, the addition of sales and marketing personnel, both in the U.S. and Europe, trade show expense, journal advertising and costs related to the launch of the ABS2000. This increase was partially offset by a decline in instrument research and development expenses for the three and nine months ended February 29, 1996 of $110,800 and $212,400 respectively, in the comparable periods last year. The decline in instrument research and development expenses reflects the completion of the development phase of the Company's blood bank instrument project, known as the ABS2000.

Other income

    Other income increased $151,300 during the three months ended February 29, 1996 as compared to the same period last year, primarily due to higher interest rates in the current year period over last year, which increased earnings on invested cash reserves and favorable rates of foreign exchange in Europe as compared to last year.

Interest expense

     Interest expense declined $34,000 during the three months ended February 29, 1996, and $124,500 in the nine months ended February 29, 1996, as compared to the same three and nine month periods last year. The decline in interest expense was due the Company refinancing its Deutsche Mark denominated debt and reducing its outstanding principal loan balance in Germany as compared to last year (see Financial Condition and Liquidity.)

Provision for income taxes

     As a percent of pretax income, the provision for income taxes declined during the three and nine months ended February 29, 1996, over the prior year. The Company's operations in Europe generated a positive contribution to pretax income in the current year versus a loss in the prior year. However, no provision for income taxes was recorded in Europe in the current year as European operations had sufficient net operating loss carryforwards to offset the tax liability created by current year income.




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

                          IMMUCOR, INC.
                           (Registrant)


Date: April 15, 1996


\s\Edward L. Gallup		 President


\s\Richard J. Still		 Senior Vice President -Finance
                 					(Principal Accounting Officer)