Form 10-K405
period 1996-05-31
IMMUCOR INC
filed 1996-08-26
CIK 736822

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

    	(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	        X 	         THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended MAY 31, 1996

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

    Registrant's telephone number, including area code, is (770) 441-2051

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
                            YES 	X		NO
	Indicate by a check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.	[    X   ]

	As of August 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $71,890,463.

	As of August 1, 1996, there were 8,054,727 shares of common stock outstanding.


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

	The Company is also developing two automated blood bank instruments to perform blood compatibility tests currently done manually by blood bank technologists. One instrument is designed for patient testing in hospital transfusion laboratories while the second instrument is designed for donor testing in blood donor centers. Both instruments utilize the Company's proprietary Capture(registered trademark) product technology.

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

Anti-human Globulin      Used with other products for routine cross matching,
 Serums (Coombs Serums)  and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

Reagent Red Blood Cells  Detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Rare Serums              Detect the presence or absence of rare antigens.

Antibody Potentiators    Increase the sensitivity of antigen-antibody tests.

Quality Control System   Daily evaluation of the reactivity of routine blood
                         testing reagents.

Monoclonal (Hybridoma)   Detect and identify ABO and other antigens on red
 Antibody-based Reagents blood cells.

Rh (D) Immune Globulin   Administered by injection once during and once after
                         pregnancy to an Rh negative woman who delivers an Rh positive infant to prevent hemolytic disease of the newborn.

Capture-P(registered     Used for the detection of platelet antibodies.
  trademark)

Capture-R(registered     Used to detect and identify unexpected blood group
  trademark)             antibodies.

Capture-CMV(registered   Used for the detection of antibodies to
  trademark)             cytomegalovirus.

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

	Solid Phase Technology.  In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P(registered trademark),
Capture-R(registered trademark), Capture-CMV(registered trademark), and the
Company's ongoing research, the Company believes that solid phase test results can generally be obtained in substantially less time than by existing techniques.

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

	Immucor has approved for sale three test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P(registered trademark); a Red Cell Antibody Detection System, Capture-R(registered trademark); and an Infectious Disease Test, Capture-CMV(registered trademark) (see below). In these three test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

	Capture-P(registered trademark): Solid Phase Platelet Antibody Detection System. A key component of plasma is platelets, small cell-like entities that assist in the blood clotting process. A shortage of platelets in the blood can significantly reduce the ability of a patient's body to control bleeding. Certain multi-transfused patients, such as those on chemotherapy, often develop antibodies to random donor platelets. Several techniques have been designed by others to identify compatible platelets from random donors. Such techniques are time consuming and technically difficult to perform, or require expensive equipment, all of which limits their usefulness as routine test procedures. The Company believes that its solid phase platelet antibody detection test provides a simplified test with improved reliability over existing techniques and thus will be suited for routine use in transfusion services. The Company believes that the test provides a more accurate method for matching donor and recipient platelets in order to reduce the probability of an incompatible transfusion. Three products are currently approved for sale in the Capture-P(registered trademark) system. The latest product, Capture-P(registered trademark) Ready-Screen(registered trademark), a solid phase assay for the detection of platelet IgG antibodies, incorporates Immucor's proprietary dried platelet technology. Previous platelet antibody detection tests required a source of freshly drawn platelet samples. Capture-P(registered trademark) Ready-Screen(registered trademark) is supplied with specially selected platelets dried onto the microtitration plate wells ready for use.

	Capture-R(registered trademark): Solid Phase Red Cell Antibody Detection and
Identification System.  Unexpected blood group antibodies are found in patients or donors who, through pregnancy, previous transfusion or injection, have been exposed to foreign red blood cell antigens. Prior to blood transfusions all patient and donor sera is tested for the presence of these unexpected antibodies. In this solid phase method, reagent red blood cells having known blood group antigens are immobilized onto microtitration plate wells. Patient's or donor's serum is added to the wells.  Following incubation, the wells are washed to remove unbound immunoglobulins.  Special indicator red blood cells are added and the plates are centrifuged. Positive reactions adhere as a thin layer while negative reactions do not adhere but settle to the bottom as a small cell button. Three products are currently approved for sale in the Capture-R(registered trademark) system. The two latest products are Capture-R(registered trademark) Ready-Screen(registered trademark), for the detection of unexpected IgG red cell antibodies, and
Capture-R(registered trademark) Ready-ID(registered trademark), for the identification of unexpected IgG red cell antibodies. These two products utilize Immucor's proprietary dried red cell technology. Test kits include microtitration plates containing specially selected dried red cells supplied ready for use. This feature further reduces the time necessary to perform these tests with improved test results.

	Capture-CMV(registered trademark): Solid Phase Test for Cytomegalovirus.  CMV is a herpes virus which can be transmitted by blood and cause severe problems in the transfusion of newborn infants and organ transplant patients.  The test procedure combines patented cell drying technology with other patented technology to produce a test system suitable for use in large volume blood donor centers as well as testing the blood of individual patients.

Equipment. Immucor also distributes laboratory equipment designed to automate certain blood test procedures and used in conjunction with the Company's Capture(registered trademark) products. The Company markets, under its name, cell washers, which are used to remove unwanted proteins, albumin and other substances from a diagnostic test system and to bring the antibodies and antigens in the system into close physical contact by centrifugation.

Products Under Development

	Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share.  Prior to their sale, any new products will require licensing or premarket approval by the FDA.  The
Company employs several persons whose specific duties are to continue to improve existing products and develop new products for the Company's existing and potential customers.  The Company also has established relationships with other individuals and institutions who provide similar services and the
Company expects that it will continue to do so.  The Company intends to continue its product development efforts primarily in the area of solid phase technology and in several other areas that may also be useful in connection with the development of additional solid phase products.  For the fiscal years ended May 31, 1996, 1995 and 1994, the Company spent $997,900,
$1,129,600, and $2,482,700, respectively, for research and development.  The significant decrease in spending during fiscal 1995 over the prior year was due to the fact that the research phase of the Company's development project for blood bank automation is nearing completion.  See "Products Under
Development - Blood Bank Automation."  The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers.

	Blood Bank Automation.  The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a privately held Vermont corporation, to combine the reagent manufacturing expertise of Immucor with the medical instrumentation expertise of Bio-Tek, to develop an automated, "walk-away", blood bank analyzer. Bio-Tek has been responsible for engineering, software development and manufacturing. The instrument uses Immucor's proprietary Capture(registered trademark) reagent product technology to perform blood bank patient testing. Known as the ABS2000, Immucor plans to market the instrument worldwide. In March 1996, the Company filed a 510(k) application with the US Food and Drug Administration for market clearance. There is no assurance that the instrument will be approved for sale by the FDA, or that it will gain market acceptance even if approved. In June 1996 the Company received clearance to market the instrument in Canada and has applied to other selected countries for export approval.

During fiscal 1996 the Company began joint development with DYNEX Technologies, Inc. of a second automated medical instrument, known as the ABSHV, to provide large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests.
If development efforts prove successful, the Company will conduct clinical trials prior to submission to FDA.

Through May 31, 1996 instrument research and development costs related to the Bio-Tek and DYNEX instrument development contracts totaled $3.5 million, of which $1.2 million was incurred during fiscal 1993, $1.8 million was incurred during fiscal 1994, $0.2 million was incurred during fiscal 1995, and $0.3 million was incurred during fiscal 1996. In fiscal 1996, 1995, and 1994, the Company incurred $0.2 million, $0.4 million, and $0.2 million, respectively, in additional costs related to the projects. See "Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources." See "Regulation of Business."

	Additional Solid Phase Applications.  The Company plans to continue to develop and refine its patented, solid phase technology.  Currently, the Company is developing Capture(registered trademark)-S, a solid phase screening test for the detection of IgG and IgM antibodies in the serum or plasma of blood donors with syphilis, which is pending FDA review.

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

 Cell Drying Technology. Immucor has developed a proprietary method to modify plastic or glass surfaces to immobilize platelets and red cells. Additionally, the Company has developed a proprietary method to dry platelets and red cells upon the modified surfaces. This technique is currently utilized in several of the Company's Capture(registered trademark) products.

Marketing and Distribution

	Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 4,000 customers, and no one customer purchases annually in excess of 5% of the Company's current sales volume. The Company believes there is no seasonality to its sales activity and there is no material backlog of orders.

	The Company has sought to increase its market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The
Company believes it can increase its market share by marketing products based on its solid phase technology.

	The Company markets and sells its products to its customers directly through
23 sales personnel employed by the Company in the U.S., 17 in Germany, 1 in
Portugal, and 10 direct employees with an additional 17 sales agents in Italy.
The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business.  The Company believes that it can more effectively market its products through persons who specialize in blood testing reagents and related equipment, as opposed to persons who generally sell a broader line of medical supplies but without any expertise in blood testing products.  Continuing technical support and service is also provided to customers through the
Company's Consultation Laboratory, which assists the Company's customers in identifying certain blood group antibodies which are rare or difficult to detect.  Each year Immucor sponsors workshops in the U.S. and Europe to which customers are invited to hear the latest developments in the field.

	The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 1996, 1995 and 1994, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $18,168,000, $16,187,000, and $16,356,000, respectively, and these sales accounted for approximately
58.7%, 56.0%, and 55.3% of the Company's total net sales for the respective fiscal years. Most of the Company's foreign sales occurred in Germany and in Italy where the Company maintains subsidiaries. (See Note 11 to the Consolidated Financial Statements.)

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

Patents, Trademarks and Royalties

	Since 1986, the U.S. Patent Office has issued to Immucor six patents pertaining to its solid phase technology.

	Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City
pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987.  In 1987, one of the researchers joined the Company as Director of
Research and Development to continue to develop new products using the solid phase technology.  The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires.  The Company has agreed to pay the researchers royalties equal to 4% of the net sales from products utilizing the solid phase technology.  For the fiscal years ended
May 31, 1996, 1995 and 1994, the Company paid the researchers royalties of approximately $328,400, $278,300, and $250,000 under this agreement.

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

Competition

	There are other competitors with licenses to manufacture blood banking reagents in the United States. The Company's principal U.S. competitors for blood bank reagents are Ortho Diagnostic Systems, a division of Johnson & Johnson, Inc. and Gamma Biologicals Inc. Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. All of these companies have been established longer, some have larger market shares than the Company, and some have substantially greater financial and other resources than the Company. However, the Company believes that it is properly positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as the Company's Capture(registered trademark) products (see "Products"),the experience and expertise of its sales personnel (see "Marketing and Distribution"), the stability and experience of its management team (see Item 10 "Directors and Executive Officers of the Registrant"), and the expertise of its technical and customer support staff.

Employees

	At August 1, 1996, the Company had 131 full time employees in the U.S., of whom 26 were in sales and marketing, 84 were in manufacturing, research, and distribution, and 21 were in general and administration. The Company has experienced a low turnover rate among its technical and sales staff, and none of the Company's employees is represented by a union. The Company considers its employee relations to be good.

	At August 1, 1996, in Germany, Portugal and Italy, the Company had 57 full-time employees, of whom 28 were in sales and marketing and 29 were in distribution and administration.

Item 2.-Properties.

	The Company leases approximately 48,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities.  Rent charges for the fiscal year ended May 31, 1996, were
$310,800.  The term of the lease is for a five-year period ending April 2001 with a right to renew for an additional five years.  In Germany, the Company leases 1,566 square meters near Frankfurt.  Rent expense for the fiscal year ended May 31, 1996, totaled $260,300.  The term of the lease in Germany is through April 2009.  In Italy rent expense for the fiscal year ended May 31,
1996 totaled $59,200 for 465 square meters.  The Company has two separate lease agreements for the facility in Italy.  The term of the first lease is through September 1998 and the second lease is through April 2000.  The
Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

Item 3.-Legal Proceedings.

	The Company is not currently a party to any existing or pending legal proceedings.

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

                                                 	    High	          Low
Fiscal Year Ended May 31, 1995
First Quarter	. . . . . .  . . . . . . . . . . . .  $	6 1/4       	$	4 3/4
Second Quarter	. . . . . . . . . . . . . . . . . .    7 1/4        		5
Third Quarter	. . . . . . . . . . . . . . . . . .     6 1/4	        	5
Fourth Quarter	. . . . . . . . . . . . . . . . .     10 3/4	        	5 1/2


Fiscal Year Ended May 31, 1996
First Quarter	. . . . . . . . . . . . . . . . . . .  $15 1/2	       $	8 1/2
Second Quarter	. . . . . . . . . . . . . . . . . .    16	           	10 1/4
Third Quarter	. . . . . . . . . . . . . . . . . .    	16	            	9
Fourth Quarter	. . . . . . . . . . . . . . . . . .    15 1/8		       10 3/8



	As of August 1, 1996, there were approximately 550 holders of record of the
Company's Common Stock. The last reported sales price of the Common Stock on such date was $9 3/8.

	Immucor has not declared any cash dividends with respect to its Common Stock.
The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.-Consolidated Selected Financial Data.

               (All amounts are in thousands, except per share amounts)


                                       Year Ended May 31,
                       1996       1995         1994         1993      1992(1)
Statement of
  Operations Data:

Net sales           $30,964     $28,892      $29,581      $30,070     $27,263
Cost of sales        12,005      10,865       12,394       11,674      11,354

Gross profit         18,959      18,027       17,187       18,396      15,909
Operating expenses:
Selling, general, &
  administrative     14,367      12,575       12,179       13,302      10,991
Restructuring and
  other non-recurring
  charges                                        625
Research and development:
	Instrument             493        644        2,005        1,245
	General                505        486          478          466         481

Total operating
  expenses          15,365      13,705      15,287       15,013       11,472

Income from
   operations       3,594        4,322       1,900        3,383        4,437

Other:
Other income         877           677         507          556          803
Interest expense    (294)         (463)       (579)        (773)        (631)
Other                 (1)           (5)       (110)        (168)         (40)

Total other          582           209        (182)        (385)         132

Income before
  income taxes     4,176         4,531       1,718       2,998        4,569
Income taxes       1,403         1,641         992       1,165        1,525

Net income      $  2,773      $  2,890   $     726    $  1,833   $    3,044

Income per common
  and common
  equivalent
  share:        $     .32    $     .37   $    .09    $    .25    $     .35

Weighted average
  number of
  common and common
  equivalent shares
  outstanding      8,797        7,856       7,798      8,070       8,864

Balance Sheet Data:
Working capital   $32,524      $29,101     $21,219     $24,253     $24,203
Total assets       47,207       43,979      41,311      40,421      41,509
Long-term debt,
  less current
  portion          3,909        5,744                    4,391      3,720
Retained earnings 18,029       15,256      12,367       11,641      9,809
Shareholders'
  equity          39,345       34,067      31,026       30,389     31,372

(1)  Includes results of Immucor Italia since October 1, 1991.


Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a)	Liquidity and Capital Resources

	Net cash provided by operating activities totaled $2,908,000, $2,740,000, and $2,309,000 for the fiscal years 1996, 1995 and 1994 respectively. As of May 31, 1996, the Company's cash balance totaled $20.5 million.

	During fiscal 1996, the Company experienced an increase in accounts receivable of $944,000 over the previous year due to increased sales in the US and Europe and a slow-down in the collection process in Italy, due to the funding program established by the Italian government for health care providers. The Company expects shorter payment terms in the future as a result of the Italian government's plan to reorganize the administration of the Italian health sector. However, to date benefits have not been realized.

	In April 1992, the Company invested $1.0 million in the common stock of Bio-Tek Instruments, Inc. (Bio-Tek), a privately held Vermont company that designs and manufactures medical instrumentation. Since 1992, the Company has worked with Bio-Tek to complete the development of a fully automated blood bank instrument. Through May 31, 1996, $3.4 million was spent under this contract. During fiscal 1996 the Company began joint development with DYNEX Technologies, Inc. of a second automated medical instrument, known as the ABSHV, to provide large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests. If development efforts prove successful, the Company will conduct clinical trials prior to submission to FDA. Through
May 31, 1996, the Company incurred $113,000 in development expense and is committed to spend an additional $148,000 for instruments to be used in clinical trials.

In March 1995, the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement, with a domestic bank (See Note 3 to the Consolidated Financial Statements). At May 31, 1995, the note payable with a principal amount of $5,744,238, and the interest rate swap agreement with a notional principal of the same amount, were outstanding. During fiscal 1996, the Company repaid $1,404,060 of this debt, and, at May 31, 1996, the principal amount of the note payable and the notional principal of the interest rate swap agreement was $3,908,795.

The Company's Italian subsidiary had approximately $0.3 million in borrowings under an Italian lira line of credit as of May 31, 1996, with an additional $1.0 million available, and the Company's German subsidiary had approximately $0.3 million in unused Deutsche Mark lines of credit.

	Although the Company has no material capital commitments, it has begun a facilities expansion at its US facilities to provide an additional 10,000 square feet of manufacturing, laboratory and office space which should be completed by December 1996. Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

(b)	Results of Operations

Comparison of Fiscal Years Ended May 31, 1996 and May 31, 1995

Net sales increased $2,073,000, or 7% during fiscal 1996 over the prior year primarily due to higher export sales from the Company's US facilities sold through distributors and increased sales in the Company's German and Italian subsidiaries. The sales growth is principally due to higher sales of the Company's Capture(registered trademark) products.

While gross profit increased $933,000 with higher sales levels, as a percent of sales revenue, gross profit margin declined slightly. This decline was primarily due to higher manufacturing costs which could not be passed on to customers in the form of higher prices given current competitive market conditions.

	Operating expenses increased $1,661,000 in fiscal 1996 over the previous year. Selling, general and administrative expenses increased $1,793,000 over the previous year, partially offset by a $151,000 decline in instrument research and development charges. The increase was principally due to the Company's decision to invest heavily in selling, marketing and advertising strategies, which included increasing sales and marketing personnel both in the US and in Europe, attending additional conventions and trade shows, developing additional journal advertising programs and other marketing costs related to the launch of the ABS2000. These higher levels of spending are expected to continue as the Company attempts to position itself as the industry leader in blood bank automation. The Company believes current worldwide transfusion laboratory trends of cost containment, group purchasing and centralization of laboratory testing will increase the demand for automated solutions.

	Other income for the year ended May 31, 1996 grew $200,000 over the prior year principally due to higher amounts of cash invested during fiscal 1996 as compared to last year and foreign exchange losses in the prior year period which did not recur in the current year.

	As compared to last year, interest expense declined $168,000 in fiscal 1996, primarily due to the Company's decision to reduce its outstanding principal loan balance in Deutsche Marks (see Financial Condition and Liquidity).

	The provision for income taxes in fiscal 1996, as a percent of pretax profit, declined from 36.2% to 33.6%, when compared to last year. Although the Company's operations in Europe generated a much higher contribution to pretax income in the current year compared to a year ago, no income tax expense was recorded in the current year, as European operations had sufficient net operating loss carryforwards to offset the potential tax liability.

Comparison of Fiscal Years Ended May 31, 1995 and May 31, 1994

Net sales for the fiscal year ended May 31, 1995, totaled $28,892,000, a decrease of $689,000, or 2.3% over the previous year. The decrease was caused by continuing pricing pressures on the Company's traditional blood bank products and the Company's decision to discontinue the sale of blood collection bags in Germany. In fiscal 1994, net sales included $1,581,000 of blood collection bags with no blood bag sales recorded in fiscal 1995. The decline was partially offset by increased sales of the Company's Capture (registered trademark) product line.

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

 (c)	Impact of Recently issued Accounting Standards

	In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

	The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

(d)	Effects of Inflation on Operations

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

Item 8.-Financial Statements and Supplementary Data.

	The following consolidated financial statements of the Company are included under this item:

- -Independent Auditors' Reports

- -Consolidated Balance Sheets, May 31, 1996, and 1995

- -Consolidated Statements of Operations for the Years Ended May 31, 1996, 1995 and 1994

- -Consolidated Statements of Shareholders' Equity for the Years Ended May 31, 1996, 1995 and 1994.

- -Consolidated Statements of Cash Flows for the Years Ended May 31, 1996, 1995 and 1994

- -Notes to Consolidated Financial Statements

- -Consolidated Financial Statement Schedule






REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Immucor, Inc.:

We have audited the accompanying consolidated balance sheet of Immucor, Inc.
as of May 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Atlanta, Georgia
July 18, 1996



REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Immucor, Inc.:

We have audited the accompanying consolidated balance sheet of Immucor, Inc. and its subsidiaries as of May 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended May 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immucor, Inc. and its subsidiaries as of May 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP

Atlanta, Georgia
July 21, 1995



IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                       May 31,
ASSETS                        1996                 1995

CURRENT ASSETS:
Cash                      $20,533,422           $18,741,681
Accounts receivable
(less an allowance for
doubtful accounts of
$350,545 in 1996 and
$233,197 in 1995)           8,953,473             8,009,967
Inventories                 5,932,923             5,469,966
Income tax receivable          37,119                76,455
Deferred income taxes         312,627               250,387
Other assets                  707,623               720,592

Total current assets       36,477,187            33,269,048

LONG-TERM INVESTMENT        1,000,000             1,000,000

PROPERTY AND EQUIP - Net    3,256,524            2,858,472

DEFERRED INCOME TAXES          40,128               23,551

OTHER ASSETS - Net            606,866              329,492

EXCESS OF COST OVER NET
 TANGIBLE ASSETS ACQUIRED   5,826,153            6,498,679

                          $47,206,858          $43,979,242

LIABILITIES AND
 SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Borrowings under bank
 line of credit
 agreements               $   283,335         $    241,639
Accounts payable            2,656,538            2,425,510
Income taxes payable          263,480              519,708
Accrued salaries and wages    594,853              683,032
Accrued restructuring costs                        105,198
Other accrued liabilities     154,607              192,903

Total current liabilities   3,952,813            4,167,990

LONG-TERM DEBT              3,908,795            5,744,238

SHAREHOLDERS' EQUITY:
Common stock - authorized
 30,000,000 shares in 1996
 and 15,000,000 shares in
 1995, $.10 par value;
 issued and outstanding
 8,054,380 in 1996 and
 7,705,402 in 1995           805,438              770,540
Additional paid-in
  capital                 21,485,849           18,787,390
Retained earnings         18,029,010           15,256,375
Foreign currency
 translation adjustment     (975,047)            (747,291)

Shareholders' equity, net 39,345,250           34,067,014

                         $47,206,858          $43,979,242



See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Year Ended May 31,

                           1996                 1995               1994

NET SALES               $30,964,057         $28,891,538         $29,580,478

COST OF SALES            12,004,831          10,865,349          12,393,673

GROSS PROFIT             18,959,226          18,026,189          17,186,805

OPERATING EXPENSES:
Selling, general and
 administrative          14,367,537          12,574,880         12,179,334
Restructuring and other
 non-recurring charges                                             625,126
Research and development:
Instrument                  493,010             643,839          2,004,842
General                     504,902             485,799            477,812

                         15,365,449          13,704,518         15,287,114

INCOME FROM OPERATIONS    3,593,777           4,321,671          1,899,691

OTHER:
Other income                877,081             677,186            507,239
Interest expense           (294,322)           (462,803)          (579,577)
Other                          (250)             (5,392)          (109,836)

                            582,509             208,991           (182,174)

INCOME BEFORE
 INCOME TAXES             4,176,286           4,530,662          1,717,517

INCOME TAXES              1,403,651           1,640,875            991,855

NET INCOME               $2,772,635         $ 2,889,787        $   725,662

INCOME PER COMMON
 AND COMMON EQUIVALENT
 SHARE                   $    .32           $   .37            $    .09


See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Foreign
                                                Additional                 Currency      Total
                                Common Stock      Paid-In     Retained    Translation  Shareholders'
                            Shares      Amount    Capital     Earnings     Adjustment     Equity

BALANCE, MAY 31, 1993     7,568,749   $ 756,875 $18,548,782 $11,640,926   $(557,133)    $30,389,450

Exercise of stock options   201,019      20,102     380,331                                 400,433
Purchase of treasury stock  (77,959)     (7,796)   (426,720)                               (434,516)
Foreign currency translation
  adjustment                                                              (296,717)       (296,717)
Tax benefits related to
  stock options                                     242,087                                 242,087
Net income                                                     725,662                      725,662

BALANCE, MAY 31, 1994    7,691,809     769,181   18,744,480 12,366,588     (853,850)      31,026,399

Exercise of stock options   13,593       1,359       23,820                                   25,179
Foreign currency translation
  adjustment                                                                106,559          106,559
Tax benefits related to stock
  options                                            19,090                                   19,090
Net income                                                   2,889,787                     2,889,787

BALANCE, MAY 31, 1995    7,705,402     770,540   18,787,390 15,256,375     (747,291)      34,067,014

Exercise of stock options  349,887      34,989    2,276,993                                2,311,982
Foreign currency translation
  adjustment                                                               (227,756)        (227,756)
Tax benefits related to stock
  options                                           440,029                                  440,029
Other                         (909)        (91)     (18,563)                                 (18,654)
Net income                                                    2,772,635                    2,772,635

BALANCE, MAY 31, 1996   8,054,380  $   805,438 $ 21,485,849 $18,029,010 $  (975,047)    $ 39,345,250


See notes to consolidated financial statements.



IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended May 31,
                                          1996              1995         1994
OPERATING ACTIVITIES:
  Net income                          $2,772,635        $2,889,787  $  725,662
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation                         1,087,692          776,440      688,885
  Amortization                           328,314          299,024      293,632
  Tax benefits related to stock options  440,029           19,090      242,087
  Changes in assets and liabilities:
    Accounts receivable                 (943,506)      (1,028,898)    (261,800)
    Income tax receivable                 39,336           61,489       49,931
    Inventories                         (462,957)        (311,846)     508,751
    Other assets                         (96,352)        (110,739)     (97,601)
    Accounts payable                     231,028         (123,143)    (335,224)
    Other current liabilities           (487,900)         269,062      494,805
      Total adjustments                  135,684         (149,521)   1,583,466

      Net cash provided by operating
        activities                     2,908,319        2,740,266    2,309,128

INVESTING ACTIVITIES:
  Purchases of/deposits on property
    and equipment                     (1,890,488)      (1,035,412)    (553,941)
  (Increase) decrease in other assets     36,729          (15,000)       4,388

      Net cash used in investing
         activities                   (1,853,759)      (1,050,412)    (549,553)

FINANCING ACTIVITIES:

  Borrowings (repayments) under line
    of credit agreements                 41,696          (307,633)      79,601
  Proceeds from notes payable                           5,744,238      453,343
  Repayment of notes payable         (1,404,060)       (6,921,758)    (312,656)
  Exercise of stock options           2,311,982            25,179      400,433
  Purchase of treasury stock                                          (434,516)
  Other                                 (18,654)

     Net cash provided by (used in)
        financing activities            930,964        (1,459,974)     186,205

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                 (193,783)          208,549     (186,934)

NET INCREASE IN CASH                  1,791,741           438,429    1,758,846

CASH, BEGINNING OF YEAR              18,741,681        18,303,252   16,544,406

CASH, END OF YEAR                   $20,533,422       $18,741,681  $18,303,252

CASH PAID DURING THE YEAR FOR:
  Interest                          $   387,799       $   574,908  $   632,257
  Income taxes                        1,362,320         1,528,127      721,046


See notes to consolidated financial statements.



IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain prior year balances have been reclassified to conform with the 1996 presentation.

Concentration of Credit Risk - At May 31, 1996 and 1995, substantially all of the Company's cash balances were on deposit with a high quality U.S. financial institution. At various times during the year a significant portion of the Company's cash balances are invested in U.S. Government securities and other "AAA" rated securities with maturities which are typically 90 days or less.

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

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets.

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, long-term investment, and accounts payable approximate fair values. The fair value of the Company's long-term debt approximates the reported amount in the accompanying 1996 consolidated balance sheet as its interest rate approximates the May 31, 1996 market rate for similar debt instruments.

Excess of Cost Over Net Tangible Assets Acquired - Goodwill comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. The Company periodically assesses the recoverability of goodwill based on judgments as to the future profitability of its operations. Accumulated amortization at May 31, 1996 and 1995 was $1,465,050 and $1,251,419, respectively.

Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates.
Income statement amounts have been translated using the average exchange rate for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

The effect on the statements of income of transaction gains and losses is insignificant for all years presented.

Revenue Recognition - Revenue from the sale of the Company's products is recognized upon shipment.

Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, the Company plans to continue to account for stock-based compensation in accordance with APB Opinion No. 25.

Income Taxes - Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Income Per Common and Common Equivalent Share - Income per common and common equivalent share is computed using the weighted average number of common shares and common share equivalents outstanding during the respective periods. Common share and common share equivalents were 8,796,658 in 1996, 7,855,840 in 1995, and 7,798,448 in 1994. There is no significant difference between primary and fully diluted per share amounts.

Impact of Recently Issued Accounting Standards - In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, the effect of adoption will not be material.



2.	BALANCE SHEET DETAIL

                                                           May 31,
                                                    1996             1995
Inventories:
Raw materials and supplies                      $2,104,677       $1,551,354
Work in process                                    741,723          819,296
Finished goods and goods purchased for resale    3,086,523        3,099,316

                                                $5,932,923       $5,469,966
Property and Equipment:

Machinery and equipment                         $5,183,448       $4,163,325
Leasehold improvements                             587,732          529,245
Furniture and fixtures                             514,732          530,405

                                                 6,285,912        5,222,975
Less accumulated depreciation                   (3,029,388)      (2,364,503)

Property and equipment - net                   $ 3,256,524      $ 2,858,472


3.	BANK CREDIT AGREEMENTS, NOTES PAYABLE, AND LONG-TERM DEBT

The Company's Italian subsidiary has $1,316,000 in line of credit agreements denominated in Lira with three Italian and one Spanish bank bearing interest between 11.5% and 14.5%. Outstanding borrowings were $283,335 and $241,639 under these lines at May 31, 1996 and 1995, respectively, and were guaranteed by the Company.

The Company's German subsidiary has a $342,020 line of credit agreement, as amended, denominated in Deutsche Marks with a German bank bearing interest at 7.75%. There were no outstanding borrowings under this line at May 31, 1996 or 1995.

In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to a U.S. bank in Deutsche Marks which matures September 1998 with interest of Libor plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank, maturing September 1998, which effectively converts the note payable's floating rate to a fixed rate of 6.915% per annum provided the Company makes periodic payments. If these payments are not made, future interest rates could vary. At May 31, 1996 and 1995, the outstanding balance of the note payable was $3,908,795 and $5,744,238, respectively, which corresponds to the notional amount of the interest rate swap agreement. The fair value of the interest rate swap agreement (which is nominal at May 31, 1996) is not recognized in the financial statements.

	The note payable requires the maintenance of certain income and other financial ratios, and places certain limited restrictions on the Company's ability to acquire other entities.

	The note payable and interest rate swap agreement are guaranteed by the U.S.
parent company.


4.	COMMON STOCK

At May 31, 1996, the following shares of Common Stock are reserved for future issuance:

Common stock options - directors and employees	1,978,001

Common stock warrants - other	                   305,251

                                              	2,283,252

In connection with prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants become exercisable 20% per year commencing August 1993, and expire in 2001. Through May 31, 1996, 219,749 of the 375,000 warrants had been exercised. The remaining 155,251 warrants are currently exercisable and expire in 2008.

The Company has a Shareholders' Rights Plan under which one Common Stock purchase right is presently attached to and trades with each outstanding share of the Company's Common Stock. The rights become exercisable and transferable apart from the Common Stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 20% or more of the Company's Common Stock or announces or commences a tender offer or exchange offer that could result in at least 20% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $16, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 1999, and are redeemable at the discretion of the Board of Directors at $.01. All reservations of shares of Common Stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

If a person or a group acquires at least 20% ownership, except in an offer approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, Common Stock or Common Stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 20% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of Common Stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

In December 1995, the Company's shareholders elected to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000. The Amendment was designed to provide the Company with 15,000,000 additional shares of Common Stock which would be available for future issuances pursuant to the Rights Plan, stock splits, additional offerings, employee benefit programs, acquisitions and for other proper corporate purposes.

5.	STOCK OPTIONS

The Company is authorized to issue up to 1,978,001 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2006. Transactions involving these stock option arrangements are summarized as follows:

                                                       Option
                                                     Price Per
                                     Shares            Share
Outstanding at May 31, 1993        1,272,420       $ 	.10	-	$10.00
Granted                               58,200        	6.00	- 6.25
Exercised                           (201,019)        	.10	-	4.27
Canceled                              (7,172)       	4.27	-	8.13
Expired                               (4,688)            			1.07

Outstanding at May 31, 1994        1,117,741        	 .10	-	10.00
Granted                              688,500        	5.38	- 	6.00
Exercised                            (13,594)        	.10	-	 3.13
Canceled                             (17,381)       	3.00	-	 8.125

Outstanding at May 31, 1995        1,775,266       	 3.00	-	10.00
Granted                               29,000       	 9.00	-	15.375
Exercised                           (144,200)      	 3.00 - 	9.33
Canceled                             (27,719)       	3.00	-	 9.33

Outstanding at May 31, 1996        1,632,347      	 $3.00	-	$15.375

At May 31, 1996 and 1995, options for 918,347 and 1,064,266 shares of Common Stock, respectively, were exercisable, and 345,654 and 363,909 shares of Common Stock, respectively, were available for future grants.

6.	OPERATING LEASE COMMITMENTS

The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2001 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $630,287 in 1996, $720,040 in 1995, and $566,463 in 1994.

In Germany, the office facility is leased from a related party.   Rental
payments under this lease were $260,338, $355,136, and $209,368 for fiscal 1996, 1995, and 1994, respectively.

The following is a schedule of approximate future annual lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1996:

Year Ending May 31:
     1997	                    $	641,863
     1998		                     657,107
     1999		                     632,933
     2000		                     657,094
     2001		                     599,725
  Thereafter		                2,048,745

The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

7.	RESTRUCTURING AND OTHER NON-RECURRING CHARGES

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


8.	INCOME TAXES

Sources of income (loss) before income taxes are summarized below:

                                   Year Ended May 31,
                         1996           1995          1994
Domestic Operations   $4,014,011     $4,524,194   $3,264,848
Foreign Operations       162,275          6,468   (1,547,331)

Total                 $4,176,286     $4,530,662   $1,717,517

The provision for income taxes is summarized as follows:

                                Year Ended May 31,
                         1996         1995         1994
Current:
   Federal           $1,378,290    $1,536,798  $  854,351
   Foreign               (8,585)          271      35,969
   State                112,764       163,372     114,161

                      1,482,469     1,700,441   1,004,481
Deferred:
   Federal              (70,521)      (53,295)      6,537
   Foreign                                           (511)
   State                 (8,297)       (6,271)    (18,652)

                        (78,818)      (59,566)    (12,626)

Income taxes          $1,403,651    $1,640,875  $ 991,855

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The tax effects of significant items comprising the Company's net deferred tax asset at May 31, 1996 and 1995 are as follows:

                              Year Ended May 31,
                            1996              1995
Deferred tax liabilities:
 	Amortization         $(1,457,012)     $(1,728,801)
 	Depreciation                              (25,414)
Deferred tax assets:
  Depreciation              63,425
 	Reserves not currently
    deductible               8,654            7,600
	 Foreign operating loss
    carryforwards        2,293,091        2,565,876
	Uniform capitalization    235,771          206,383

                         1,143,929        1,025,644
Valuation allowance       (791,174)        (751,706)

Net deferred tax asset $   352,755     $    273,938

The net increase in the deferred income tax valuation allowance during the year ended May 31, 1996 was $39,468.

The Company's effective tax rate differs from the federal statutory rate as follows:

                             Year Ended May 31,
                             1996   1995   1994

Federal statutory tax rate    34%    34%    34%
State income taxes, net of
  federal tax benefit          2      2      2
Interest on state municipal
   obligations                (3)    (2)    (1)
Effect of foreign tax losses
    and rates                               29
Research and development tax
    credits                  (1)     (1)    (6)
Other                         2       3

                             34%     36%    58%

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $384,887, $19,090, and $242,087 in fiscal 1996, 1995, and 1994, respectively. Additionally, in fiscal 1996 the Company recorded income tax benefits of $55,142 caused by patent amortization expense deductions resulting from the exercise of stock options previously issued in connection with the acquisition of certain technology (Note 9). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation for financial reporting purposes.

At May 31, 1996, the Company's German subsidiary had net operating loss carryforwards for income tax purposes of approximately $3,107,700 which do not expire. The net operating loss carryforwards result primarily due to differences in the timing of amortization deductions. At May 31, 1996, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of approximately $1,710,640 which expire in 1999 and 2000.

9.	TECHNOLOGY RIGHTS

In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the inventors royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $328,400, $278,300, and $250,000 in fiscal 1996, 1995, and 1994, respectively.

10.	INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

The Company has contracted with Bio-Tek Instruments, Inc. (Note 1) for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(registered trademark) products technology and will be marketed by the Company to hospital transfusion laboratories for patient testing. Bio-Tek instrument development costs for the fiscal years ended May 31, 1996, 1995 and 1994 were $167,188, $200,142, and $1,765,698, respectively.

During fiscal 1996, the Company entered into a second development and manufacturing agreement with DYNEX Technologies, Inc. Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture(registered trademark) products technology which will be marketed by the Company to blood donor centers for donor testing. In fiscal 1996, the Company incurred $113,168 in development expense, and is committed to spend an additional $148,000 for analyzers to be used in clinical trials.

In fiscal 1996, 1995 and 1994, the Company incurred $212,654, $443,697 and $239,144, respectively, in additional costs related to the projects.

11.	DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company's domestic and foreign operations is summarized below:


                                      Year Ended May 31, 1996
                       United States Europe Eliminations Consolidated Net Revenues:
Unaffiliated customers $15,953,635    $15,010,422                  $30,964,057
Affiliates               3,432,611         89,820   $(3,522,431)
Total                   19,386,246     15,100,242    (3,522,431)    30,964,057
Income from operations   2,777,277        814,871         1,629      3,593,777
Identifiable assets     31,700,867     18,451,729    (2,945,738)    47,206,858

                                       Year Ended May 31, 1995
                        United States     Europe    Eliminations  Consolidated
Net Revenues:
Unaffiliated customers  $15,224,035   $13,667,503                  $28,891,538
Affiliates                3,292,370       145,294   $(3,437,664)
Total                    18,516,405    13,812,797    (3,437,664)    28,891,538
Income from operations    3,872,959       443,142         5,570      4,321,671
Identifiable assets      27,557,450    18,346,520    (1,924,728)    43,979,242

                                       Year Ended May 31, 1994
                        United States     Europe    Eliminations  Consolidated
Net Revenues:
Unaffiliated customers  $15,823,791    $13,756,687                 $29,580,478
Affiliates                2,970,566        149,445  $(3,120,011)
Total                    18,794,357     13,906,132   (3,120,011)    29,580,478
Income (loss) from
   operations             2,524,684      (605,966)      (19,027)     1,899,691
Identifiable assets      26,972,583    15,197,590      (858,782)    41,311,391

Product sales to affiliates are valued at market prices.

During the years ended May 31, 1996, 1995, and 1994, the Company had net domestic export sales to unaffiliated customers of approximately $3,158,000, $2,519,000, and $2,600,000, respectively.

12.	RETIREMENT PLAN

	The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined.  The
Company matches a portion of employee contributions to the plan.  During the years ended May 31, 1996, 1995, and 1994, the Company's matching contributions to the plan were $92,700, $84,300, and $84,300.  Vesting in the Company's
matching contributions is based on years of continuous service.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)
                       (In thousands, except per share amounts)
                   Net       Gross       Operating    Net     Net Income
                  Sales      Margin       Income     Income    Per Share
FISCAL 1996
First Quarter    $7,476      $4,714       $1,134      $796        $.09
Second Quarter    7,282       4,570          962       750         .09
Third Quarter     8,073       4,917          975       788         .09
Fourth Quarter    8,133       4,758          523       439         .05

                $30,964     $18,959       $3,594    $2,773        $.32
FISCAL 1995
First Quarter    $7,189      $4,296       $1,096      $669        $.09
Second Quarter    7,053       4,147          761       468         .06
Third Quarter     7,234       4,649        1,136       720         .09
Fourth Quarter    7,416       4,934        1,329     1,033         .13

                $28,892     $18,026       $4,322    $2,890        $.37


IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1994, 1995, AND 1996

                        Balance at   Charged at                Balance
                        Beginning    Costs and    Deductions    at End
                        of Period     Expense      (Note 1)   of Period
1994:
Allowance for
  doubtful accounts    $157,335       $35,668     $(14,909)    $178,094
1995:
Allowance for
  doubtful accounts    $178,094       $61,092      $(5,989)    $233,197
1996:
Allowance for
  doubtful accounts    $233,197      $118,682      $(1,334)    $350,545

Note 1:	"Deductions" represent accounts written off during the period less recoveries of accounts previously written off.


Item 9.-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	On May 7, 1996, the Company dismissed Deloitte & Touche LLP as its independent accountant upon the recommendation of the Registrant's Audit Committee and the approval of the Registrant's Board of Directors.

	Deloitte & Touche's reports on the Company's consolidated balance sheet as of
May 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended May 31, 1995 did not contain any adverse opinion or any disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

	During the two most recent fiscal years and the subsequent interim period preceding Deloitte & Touche's dismissal, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make a reference to the subject matter of such disagreement in connection with its reports.

	On May 14, 1996, the Company filed Form 8-K indicating that the firm of Ernst & Young LLP had been engaged as its new independent accountant to audit the Company's financial statements.

PART III

Item 10.-Directors and Executive Officers of the Registrant.

	The following table sets forth certain information concerning the directors and executive officers of the Company.

Name		                    Age	                Position with Company

Edward L. Gallup		        57	      Chairman of the Board of Directors,
                                   President and Chief Executive Officer
Ralph A. Eatz		           52	      Director and Senior Vice President -
                                   Operations
Richard J. Still		        47	      Director, Senior Vice President - Finance,
                                   Treasurer and Secretary
Daniel T. McKeithan		     72	      Director
Didier L. Lanson		        46	      Director
Dr. Gioacchino De Chirico	43	      Director, President of Immucor Italia S.r.l.
Josef Wilms		             59	      Director, President of Immucor GmbH
G. Bruce Papesh		         49	      President, Dart, Papesh & Co.

	All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and have qualified. All executive officers serve at the pleasure of the Board of Directors.

	Three of the Company's executive officers founded Immucor in 1982, and have from 24 to 32 years experience in the blood banking diagnostic reagent industry.  In addition, such officers worked together for approximately six years at Biological Corporation of America ("BCA"), now the blood banking reagents division of Organon-Teknika, a Dutch health care products company.
Including the time they worked together as officers of BCA and Immucor,
Messrs. Gallup, Eatz and Still now have worked together as a management team for over 21 years in the blood banking diagnostic reagent business.

	Edward L. Gallup has been Chairman of the Board of Directors, President and
Chief Executive Officer of the Company since its founding.  Mr. Gallup has worked in the blood banking business for over 32 years.

	Ralph A. Eatz, who has been working in the blood banking reagent field for over 28 years, has been a director and Vice President - Operations of the Company since its founding, and Senior Vice President - Operations since
December 1988.

	Richard J. Still has been a director of the Company since August 1982, Vice
President - Finance (August 1982 to November 1988) and now Senior Vice
President - Finance (since December 1988), and Secretary and Treasurer since
February 1983.  He has worked in the blood banking reagent business for over
24 years.

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

	G. Bruce Papesh is the co-founder of Dart, Papesh & Co., a Lansing, Michigan based company that provides investment consulting and other financial services.
He has served as President of Dart, Papesh & Co. Inc., since 1987.  Mr. Papesh has over 25 years of experience in investment services while serving in stock broker, consulting and executive management positions.  He provides investment services to Dart Container Corporation and its affiliates.  Mr. Papesh also serves as a Director and as Secretary of Neogen Corporation, an agricultural, biotechnology company.

	The Company anticipates that it may add additional outside directors in the future.

	There are no family relationships among any of the directors or executive officers of the Company.

	Compliance with Section 16(a) of the Securities Exchange Act of 1934.  Section
16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common
Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange
Commission and the National Association of Securities Dealers.  Executive
officers, directors and persons owning more than ten percent of the Company's
Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the
Company believes that, during the fiscal year ended May 31, 1996, all filing requirements applicable to its executive officers, directors, and owners of more than ten percent of the Company's Common Stock were complied with.

Item 11.-Executive Compensation

	The following table sets forth the compensation earned by the Company's Chief
Executive Officer and all of the Company's other executive officers for services rendered in all capacities to the Company for the last three fiscal years.

                    SUMMARY COMPENSATION TABLE

                                                       		Long Term
                                                      		Compensation
                           Annual Compensation           		Awards
                                                 				  		Securities			All Other
Name and                                  		Other Annual	Underlying 		Compensa-
Principal Position  Year		Salary  Bonus(1)  Compensation(2)Options (3)	tion (4)

Edward L. Gallup	   1996 $176,587 $  	-       $31,633      		-			       $4,945
Chairman of the     1995	$170,180	$10,000	    $28,778	   		60,000		    	$4,906
Board, President    1994	$165,220	$	  -	      $26,931	     		-			       $4,617
and Chief Executive
Officer

Ralph A. Eatz      	1996	$170,913	$  	-	      $26,738     			-	       		$4,975
Director and Senior 1995	$164,780	$10,000	    $24,586   			60,000	    		$4,911
Vice President -    1994	$159,820	$	  -	      $23,215			     -			       $4,619
Operations

Richard J. Still	   1996	$170,981	$  	-	      $23,058     			-	       		$5,038
Director, Senior    1995	$164,780	$10,000	    $21,816			   60,000			    $4,808
Vice President -    1994	$153,700	$	  -	      $20,684			     -       			$4,498
Finance, Treasurer
and Secretary

Josef Wilms	        1996	$202,131	$  	-	      $17,663     			-		         	-
President, Immucor  1995	$192,714	$10,000	    $18,709			   60,000			      -
GmbH and Director	  1994	$166,180	$	  -	      $20,526			     -			         -

Dr. Gioacchino De   1996	$180,073	$	  -      	$11,731			     -			         -
Chirico (5)         1995 $163,336	$10,000	    $11,350	   	 60,000	     			-
President, Immucor
Italia, S.r.l.Director

(1)	Represents for 1995 a bonus which was accrued for the year ended May 31,
1995, and was paid in August 1995.
(2)	Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 1996 - for Mr.Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $22,033, $17,138, $13,458, $2,059 and $2,131, respectively, and an allowance for automobile expenditures for Mr. Gallup,
Eatz, and Still of $9,600 each, for Mr. Wilms $15,604, and for Dr. De Chirico $9,600. For 1995 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $19,178, $14,986, $12,216, $2,009, and $1,750, respectively, and an allowance for automobile expenditures for Mr. Gallup,
Eatz and Still of $9,600 each, for Mr. Wilms $16,700, and for Dr. De Chirico $9,600. For 1994 - for Mr. Gallup, Eatz, Still and Wilms, life insurance premiums of $17,331, $13,615, $11,084, and $1,782, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Still of
$9,600 each, and for Mr. Wilms $18,744.
(3)	Represents options granted under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $6.00.  50% of the options are exercisable beginning January 2, 1997, and 25% per year thereafter.
(4)	Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers.
(5)	Dr. De Chirico became an executive officer and director of the Company on
December 1, 1994.

Stock Options.

	Options Granted. No options were granted during the fiscal year ended May 31, 1996.

Option Holdings

	The table below summarizes options exercised during fiscal 1996 and presents the value of unexercised options held as of the end of the fiscal year by each of the Company's executive officers.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION VALUES

                                      			Number of
	                                     		Securities		              Value of
                 Shares             	 		Underlying 		           Unexercised
                	Acquired              Unexercised	        	    In-the-Money
                   On    	 		           Options at		             Options at
              	  Exercise		Value	  	   May 31, 1996 		         May 31, 1996(1)
                		(#)     Realized     E           U             E        U
Edward L. Gallup	29,062	  $295,307	  89,250	      60,000	    $249,454	$367,500
Ralph A. Eatz 	  29,062	   295,307	  89,250	      60,000	     249,454  367,500
Richard J. Still	15,000   	135,000	  89,250	      60,000	     249,454 	367,500
Dr. Gioacchino
    De Chirico	  15,000  	 125,375	    -	         75,000	        -		   459,375
Josef Wilms	    175,000	 1,081,092	 233,000	      60,000	     878,360 	367,500

E - Exercisable
U - Unexercisable

(1)  	Based on the difference between the exercise price and the closing price for the Common Stock on May 31, 1996, of $12.125 as reported by NASDAQ.

Compensation Committee Interlocks and Insider Participation

	The Compensation Committee has responsibility for determining the types and amounts of executive compensation, including setting the number of stock options that can be granted to executive officers as a group.  The Stock
Option Committee determines the number of shares to be granted to individual executive officers.  Ralph A. Eatz has been a director and Vice President -
Operations of the Company since its founding, and Senior Vice President -
Operations since December 1988 and participates in decisions on executive compensation.  Neither Mr. McKeithan nor Mr. Lanson are, nor have they ever been, officers or employees of the Company.  Edward L. Gallup, Ralph A. Eatz, and Richard J. Still are the founders of the Company, have been directors and executive officers of the Company since its inception, and each of them participates in decisions on all stock options granted.

Compensation of Directors

	Members of the Board of Directors, who are not also executive officers of the
Company, receive $500.00 per meeting and are reimbursed for all travel expenses to and from meetings of the Board.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

	The Company has in effect employment agreements (the "Agreements") with three of its executive officers: Edward L. Gallup, Ralph A. Eatz and Richard J. Still
(individually, "the Employee") entered into on January 1, 1986.  Each of the
Agreements renews for a period of five years from each anniversary date unless sooner terminated.  If the Company terminates the employment of the Employee
"without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed in a single lump sum payment upon such termination.  "Without cause" is defined in the Agreements to include (i) the sale, exchange, or other disposition, in one transaction, or in a series of related transactions, of at least 20% of the Company's outstanding shares of capital stock (but not including a purchase and sale of the Company's Common Stock by an underwriter in a public offering), (ii)
the sale of substantially all of the Company's assets to a purchaser or a group of associated purchasers, whether in a single transaction or a series of related transactions, (iii) under certain circumstances, the merger or consolidation of the Company, or (iv) the occurrence of any change in control of the Company within the meaning of the federal securities law.  "Without cause" also includes the relocation of the Employee without the Employee's consent.

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


Item 12.-Security Ownership of Certain Beneficial Owners and Management.

	The following table sets forth as of August 1, 1996, the number of shares of
Common Stock of Immucor beneficially owned by each director of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.

Name of Beneficial Owner
(and address for those 	               Shares	     Percent
owning more than five percent)	       Owned(1)	    of Class(1)

Edward L. Gallup 	                   201,857(2)	     2.5%

Ralph A. Eatz 	                      277,526(2)	     3.4%

Richard J. Still 	                   129,250(2)	     1.6%

Josef Wilms	                         233,000(3)	     2.8%

Dr. Gioacchino De Chirico	                 0	         *

Didier L. Lanson 	                    3,750(4)	       *

Daniel T. McKeithan 	                48,778(4)       	*

G. Bruce Papesh	                        500(5)	       *

Dart Financial Corporation
500 Hogsback Road
Mason, Michigan  48854	             472,675	         5.9%

All directors and executive officers
as a group (eight persons)	         878,820	        10.5%

* less than 1%.

(1)	Except as otherwise noted herein, percentages are determined on the basis of 8,054,727 shares of Common Stock issued and outstanding plus securities deemed outstanding pursuant to Rule 13-3(d)(1) of the Securities Exchange
Act of 1934, as amended.  As a result, the percentage of shares of Common
Stock is calculated assuming that the beneficial owner has exercised any options held by such beneficial owner that are currently exercisable, or exercisable within 60 days of August 1, 1996, and that no other options have been exercised by anyone else. Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares.

(2)	Includes for each person an option to acquire 89,250 shares at an exercise price of $9.33 (see 1990 Stock Option Plan).

(3)	Includes warrants to purchase 143,750 shares of Common Stock at an exercise price of $7.75, issued in connection with the acquisition of Immucor GmbH.
Also includes options to purchase 89,250 shares of Common Stock at an exercise price of $9.33.

(4)	Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share.

(5)	Includes 400 shares over which Mr. Papesh shares investment power in his role as an investment advisor.

Item 13.-Certain Relationships and Related Transactions.

	In Germany, the Company leases approximately 1,566 square meters of space from Doris Wilms, the wife of Josef Wilms, a director of the Company and President of Immucor GmbH. Rental payments for the 1996 fiscal year totaled $260,338, and the lease term extends through April 2009. Subsequent to May
31, 1996, the Company loaned Josef Wilms $300,000 collateralized by his warrants to purchase 155,251 shares of the Company's Common Stock.

PART IV

Item 14.-Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The Consolidated Financial Statements, Notes thereto, and Independent Auditors' Reports thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report

Schedule II - Valuation and Qualifying Accounts

	Other financial statement schedules are omitted as they are not required or not applicable or the required information is shown in the applicable financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation (composite as of December 22, 1989) (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q
for the fiscal quarter ended November 30, 1989).

3.2	Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1	Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and
Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony
Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony
Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and
Connecticut General Life Insurance Company.

10.2	Agreement, dated March 11, 1983, between the Company and The Kansas City
Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3	Agreement dated August 27, 1987, between the Company and the Kansas City
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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and
Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for
the fiscal year ending 	May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit
10.9 to Registration Statement No. 33-16275 on Form S-1).

11.1	Statement re computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	    Consent of Deloitte & Touche LLP.
    *Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On May 14, 1996, the Company filed a Form 8-K dated May 7, 1996, relating to
Item 4, Changes in Registrant's Certifying Accountant.

(c)	Exhibits

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
	Edward L. Gallup, Chairman of the Board of Directors,
	President and Chief Executive Officer
	August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of
Directors, President and Chief Executive Officer (Principal
Executive Officer)
August 12, 1996


/s/ RICHARD J. STILL
Richard J. Still, Senior Vice President-Finance, Secretary,
Treasurer, and Director (Principal Financial and
Accounting Officer)
August 12, 1996


/s/RALPH A. EATZ
Ralph A. Eatz, Director
August 12, 1996


/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 12, 1996

/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 12, 1996


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

10.1-1	Lease Amendment dated June 28, 1989, between the Company and
       Colony Center, Ltd. (incorporated by reference to Exhibit
       10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company
       and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company.

10.2	  Agreement, dated March 11, 1983, between the Company and The
       Kansas City Group, as amended through January 21, 1985
       (incorporated by reference to Exhibit 10.2 to Registration
       Statement No. 33-16275 on Form S-1).

10.3	  Agreement dated August 27, 1987, between the Company and the
       Kansas City Group amending Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor's Annual Report on
       Form 10-K for the fiscal year ended May 31, 1989).

10.4	  United States Department of Health and Human Services
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

10.8-1*Amendment to Employment Agreement dated April 7, 1989, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.12-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.9*	 Employment Agreement, dated January 1, 1986, between the
       Company and Ralph A. Eatz (incorporated by reference to
       Exhibit 10.16 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.9-1*Amendment to Employment Agreement dated April 7, 1989, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.13-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.10* Employment Agreement, dated January 1, 1986, between the
       Company and Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form
       10-K for the fiscal year ended May 31, 1986).

10.10-1*Amendment to Employment Agreement dated April 7, 1989, between the Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor
       GmbH and Josef Wilms (incorporated by reference to Exhibit
       10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia,
       S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia,
       S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option
       Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option
       Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans
       (incorporated by reference to Exhibit 10.9 to Immucor,
       Inc.'s Annual Report on Form 10-K for the fiscal year
       ending 	May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by
       reference to Exhibit 10.10 to Immucor, Inc.'s Annual
       Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987,
       including form of Stock Option Agreement used thereunder
       (incorporated by reference to Exhibit 10.9 to Registration
       Statement No. 33-16275 on Form S-1).

11.1	  Statement re computation of per share earnings.

21	    Subsidiaries of the Registrant.

23.1	  Consent of Ernst & Young LLP

23.2	  Consent of Deloitte & Touche LLP.

    *Denotes a management contract or compensatory plan or arrangement.