Form 10-Q
period 1996-08-31
IMMUCOR INC
filed 1996-10-15
CIK 736822

FORM 10-Q


              Securities and Exchange Commission
                    Washington, D. C. 20549
(Mark One)
    X          Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For Quarter Ended : August 31, 1996

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

     As of October 11, 1996: Common Stock, $.10 Par Value - 8,055,077


                               IMMUCOR, INC.
                              Balance Sheets

                                    August 31             May 31
ASSETS                                1996                 1996
                                   (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents        $19,994,460          $20,533,422
  Accounts receivable, net           9,092,596            8,953,473
  Inventories                        6,222,612            5,932,923
  Income tax receivable                 39,508               37,119
  Deferred income taxes                316,130              312,627
  Other                              1,202,452              707,623
    Total current assets            36,867,758           36,477,187

Long-term investment                 1,000,000            1,000,000

Property, plant and equipment,
     at cost                         7,129,482            6,285,912
  less accumulated depreciation     (3,383,267)          (3,029,388)

                                     3,746,215            3,256,524

Other                                  637,555              646,994

Excess of cost over net tangible
  assets acquired                    5,944,902            5,826,153

                                   $48,196,430          $47,206,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                          $284,068             $283,335
  Accounts payable                   2,540,715            2,656,538
  Income taxes payable                 534,679              263,480
  Accrued salaries and wages           548,387              594,853
  Other accrued liabilities            126,740              154,607
    Total current liabilities        4,034,589            3,952,813

Long-term debt                       3,713,958            3,908,795

Deferred income taxes                   75,033

Shareholders' equity:
  Common stock, $.10 par value         805,508              805,438
  Additional paid-in capital        21,490,154           21,485,849
  Retained earnings                 18,626,178           18,029,010
  Cumulative translation adjustment   (548,990)            (975,047)
    Total equity                    40,372,850           39,345,250

                                   $48,196,430          $47,206,858

See accompanying notes.

                             IMMUCOR, INC.
                         Statements of Income
                              (Unaudited)




                                  Three Months Ended
                              August 31,         August 31,
                                 1996               1995



Net sales                    $7,956,885         $7,475,927
Cost of sales                 3,137,861          2,762,231
Gross profit                  4,819,024          4,713,696

Research and development
            Instrument           18,736            133,738
            General             134,132            123,768
Selling, general and
   administrative             3,834,720          3,322,559

Total operating expenses      3,987,588          3,580,065

Income from operations          831,436          1,133,631

Other income                    173,341            177,987
Interest expense                (55,402)           (93,999)
Other expense                    (2,000)              (250)

Total other                     115,939             83,738

Income before income taxes      947,375          1,217,369

Provision for income taxes      350,207            421,602

Net income                     $597,168           $795,767

Net income per common
   and common equivalent share    $0.07              $0.09

Weighted average number of common
   and common equivalent shares
   outstanding                8,626,358          8,472,470

See accompanying notes.

                               IMMUCOR, INC.
                          Statements of Cash Flows
                                (Unaudited)


                                               Three Months Ended
                                         August 31,         August 31,
                                            1996               1995
OPERATING ACTIVITIES:
  Net income                               $597,168           $795,767
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                          362,850            190,214
      Amortization                          119,456             27,726
  Changes in assets and liabilities:
      Accounts receivable                  (139,125)          (225,618)
      Inventories                          (289,689)           (88,487)
      Other assets                         (495,701)          (154,881)
      Accounts payable                     (115,824)             4,559
      Accrued liabilities                   196,866             99,131
      Other liabilities                      75,033

Net cash provided by operating activities   311,034            648,411

INVESTING ACTIVITIES:

  Purchases of/deposits on property and
     equipment                             (852,541)          (108,946)
  Other                                       4,420              4,044

Net cash used in investing activities      (848,121)          (104,902)

FINANCING ACTIVITIES:
  Repayment of bank loans                  (335,098)          (362,266)
  Proceeds from line of credit                  733             43,088
  Exercise of stock options                   4,375             16,919

Net cash used in financing activities      (329,990)          (302,259)

Effect of exchange rate changes on cash     328,115           (160,965)

NET (DECREASE)INCREASE IN
  CASH AND CASH EQUIVALENTS                (538,962)            80,285

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 20,533,422         18,741,681

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $19,994,460        $18,821,966


See accompanying notes.

                            IMMUCOR, INC.
                     Notes to Financial Statements
                             (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended May 31, 1996. Revenues from product sales are recognized at the time of shipment.


2.  Inventories are stated at the lower of first-in, first-out cost or market:

                             As of August 31, 1996        As of May 31, 1996


Raw materials and supplies	       $2,008,290	                   $2,104,677

Work in process	                     418,971	                      741,723

Finished goods	                    3,795,351	                    3,086,523


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




                           IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Liquidity:

     As of August 31, 1996, the Company's cash position totaled $19,994,460. During the three months ended August 31, 1996, the Company repaid an additional $335,098 (500,000 DM) of bank debt in Germany.

     The Company is completing a facilities expansion at its US offices in Norcross, Georgia. The expansion provides an additional 10,000 square feet of manufacturing, laboratory and office space which should be finished by December 1996. Planned expenditures include leasehold improvements and furnishings totaling approximately $900,000.

     Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

Results of Operations:

Net sales

     Net sales for the three months ended August 31, 1996 totaled $7,956,900 versus $7,475,900 in the comparable prior year three month period. Most of the increase is due to higher sales activity in the Company's European operations.

Gross profit

     As a percent of sales, gross profit for the three months ended August 31, 1996 totaled 60.6% versus 63.1% last year. The decline in gross profit margin was principally caused by the Company's decision to focus on obtaining large national accounts at lower margins in an effort to increase market share longer term.

Operating expenses

    As compared to last year, contract research and development costs declined $115,000. During the current year period, two ABS2000 automated analyzers previously expensed as research and development were sold to the Company's Canadian distributor, and the sale ($70,000) was recorded as a reduction of current year research and development costs.

     Selling, general and administrative expenses for the three month period
ended August 31, 1996 increased $512,200 over the same period last year.   As
reported in previous periods, the Company has increased expenditures significantly in selling, marketing and advertising, including increased marketing and trade show costs, higher advertising and production promotion costs, and sales staff additions.

Interest expense

    Interest expense declined $38,600 in the current year three month period
as compared to last year.   This decline was due to the Company reducing its
outstanding principal loan balance as compared to last year.

Provision for income taxes

     The effective tax rate increased in the current year's quarter versus last year because of the need to provide for income taxes on increased profits in Germany which are taxed at higher rates than income is taxed in the United States.




PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

   	(a)  The Company has filed the following exhibits with this report:

        	11  Statement re: computation of per share earnings.

    (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.



                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          IMMUCOR, INC.
                           (Registrant)




Date: October 11, 1996







/s/Edward L. Gallup_____________Edward L. Gallup, President









/s/Richard J. Still_______________ Richard J. Still, Senior Vice President -
                                     Finance  (Principal Accounting Officer)