Form 10-Q
period 1996-11-30
IMMUCOR INC
filed 1997-01-15
CIK 736822

FORM 10-Q


                  Securities and Exchange Commission
                       Washington, D. C. 20549
 (Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For Quarter Ended : November 30, 1996

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


3150 Gateway Drive       P.O. Box 5625       Norcross, Georgia  30091-5625
   (Address of principal executive offices)                     (Zip Code)


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

      As of January 10, 1997: Common Stock, $.10 Par Value - 8,076,984


                              IMMUCOR, INC.
                    Condensed Consolidated Balance Sheets

                                   November 30,           May 31,
ASSETS                                1996                 1996
                                   (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents       $19,283,189          $20,533,422
  Accounts receivable, net          9,906,266            8,953,473
  Inventories                       5,967,891            5,932,923
  Income tax receivable                39,517               37,119
  Deferred income taxes               316,738              312,627
  Other                             1,056,166              707,623
    Total current assets           36,569,767           36,477,187

Long-term investment                1,000,000            1,000,000

Property, plant and equipment, at   7,902,780            6,285,912
  cost less accumulated depr       (3,642,253)          (3,029,388)
                                    4,260,527            3,256,524

Other                                 754,627              646,994

Excess of cost over net tangible
  assets acquired                   5,762,100            5,826,153

                                  $48,347,021          $47,206,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                         $284,778             $283,335
  Accounts payable                  2,713,661            2,656,538
  Income taxes payable                449,363              263,480
  Accrued salaries and wages          606,591              594,853
  Other accrued liabilities           150,619              154,607
    Total current liabilities       4,205,012            3,952,813

Long-term debt                      3,288,608            3,908,795

Deferred income taxes                 113,725

Shareholders' equity:
  Common stock, $.10 par value        805,508              805,438
  Additional paid-in capital       21,490,154           21,485,849
  Retained earnings                19,108,898           18,029,010
  Cumulative translation adjustment  (664,884)            (975,047)
    Total equity                   40,739,676           39,345,250

                                  $48,347,021          $47,206,858

See accompanying notes.

                                IMMUCOR, INC.
                  Condensed Consolidated Statements of Income
                                (Unaudited)


                            Three Months Ended       Six Months Ended
                         November 30, November 30, November 30, November 30,
                             1996        1995         1996         1995


Net sales                $8,357,237  $7,282,304   $16,314,122  $14,758,231
Cost of sales             3,520,155   2,712,022     6,658,016    5,474,253
Gross profit              4,837,082   4,570,282     9,656,106    9,283,978

Research & development:
            Instrument       32,776     106,917        51,512      240,655
            General         125,366     119,964       259,498      243,732
Selling, general and
  administrative          3,983,983   3,381,301     7,818,703    6,703,860
Total operating expenses  4,142,125   3,608,182     8,129,713    7,188,247

Income from operations      694,957     962,100     1,526,393    2,095,731

Other income                211,960     206,064       385,301      384,051
Interest expense            (49,573)    (75,329)     (104,975)    (169,328)
Other expense               (13,609)                  (15,609)        (250)
Total other                 148,778     130,735       264,717      214,473

Income before income taxes  843,735   1,092,835     1,791,110    2,310,204

Provision for income taxes  361,015     342,642       711,222      764,244

Net income                 $482,720    $750,193    $1,079,888   $1,545,960


Net income per common
   and common equivalent
   share                     $0.06       $0.09         $0.13        $0.18


Weighted average number of common
  and common equivalent shares
  outstanding              8,619,956   8,705,134     8,623,157    8,588,802


See accompanying notes.

                            IMMUCOR, INC.
          Condensed Consolidated Statements of Cash Flows
                             (Unaudited)


                                               Six Months Ended
                                       November 30,        November 30,
                                          1996               1995
OPERATING ACTIVITIES:
  Net income                           $1,079,888         $1,545,960
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                        644,169            486,980
      Amortization                        164,444            130,002
  Changes in assets and liabilities:
      Accounts receivable                (952,795)          (273,211)
      Inventories                         (34,968)          (559,678)
      Other assets                       (471,623)          (254,490)
      Accounts payable                     57,123            329,230
      Other current liabilities           307,358           (543,173)

Cash provided by operating activities     793,596            861,620

INVESTING ACTIVITIES:

  Purchase of/deposits on property
    and equipment                      (1,648,171)          (893,774)
  Other                                     8,939              8,178

Cash used in investing activities      (1,639,232)          (885,596)

FINANCING ACTIVITIES:
  Proceeds from line of credit              1,443              5,871
  Repayment of bank loans                (669,077)          (717,002)
  Exercise of stock options                 4,375          1,132,056

Cash provided by(used in) financing
  activities                             (663,259)           420,925

Effect of exchange rate changes on cash   258,662            (34,940)

INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                 (1,250,233)           362,009

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD               20,533,422         18,741,681

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $19,283,189        $19,103,690


See accompanying notes.

                        IMMUCOR, INC.
   Notes to Condensed Consolidated Financial Statements
                        (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996. Revenues from product sales are recognized at the time of shipment.


2.  Inventories are stated at the lower of first-in, first-out cost or market:

                       As of November 30, 1996          As of May 31, 1996


Raw materials and supplies	  $1,895,988	                     $2,104,677

Work in process	                351,505	                        741,723

Finished goods	               3,720,398	                      3,086,523


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

IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Liquidity:

      As of November 30, 1996, the Company's cash position totaled $19,283,200. For the six months ended November 30 1996, the Company generated cash from operating activities of $793,600 and repaid $669,100 (1,000,000 DM) of bank debt in Germany.

     In December, the Company completed a facilities expansion at its U.S. offices in Norcross, Georgia. The expansion provides an additional 10,000 square feet of manufacturing, laboratory and office space. The expansion expenditures included leasehold improvements and furnishings totaling approximately $1,000,000.

      Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

Results of Operations:

Net sales

     Net sales for the three months ended November 30, 1996 totaled $8,357,200, an increase of 15% over last year's $7,282,300. Approximately one-half of the increase in the three month period was generated in the U.S. and the remainder was generated in Europe. For the six months ended November 30, 1996, net sales were $16,314,100 compared to $14,758,200 in the prior year.
The Company believes higher levels of marketing activity both in the U.S. and in Europe have generated increased market share for the Company's products.

Gross profit

     As a percent of sales, gross profit declined for the three month and six month periods ended November 30, 1996, when compared to the same three and six month periods in 1995. The decline in gross profit margin can be attributed to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume.

Operating expenses

     When compared to the prior year three and six month periods, research and development expense in the current year has declined. During the current year six month period, two ABS2000 automated analyzers previously expensed as research and development were sold to the Company's Canadian distributor, and the sales proceeds were recorded as a reduction of current year research and development expense. In addition, contract research expense has declined in the current year period as the research phase of the Company's instrument development programs has neared completion.

     Selling, general and administrative expense for the three and six month periods ended November 30, 1996, increased $602,700 and $1,114,800, respectively, compared to the 1995 periods. The expense increase was principally caused by the addition of sales and marketing personnel both in the U.S. and in Europe, higher trade show expense, and other costs related to launching the Company's instrument programs.

Interest expense

     Interest expense declined $25,800 during the three months ended
November 30, 1996, and $64,400 for the six months ended November 30, 1996, as compared to the same three and six month periods last year. The decline in interest expense was primarily due to the Company reducing its outstanding principal loan balance in Germany (see Financial Condition and Liquidity).

Provision for Income Taxes

     As a percent of pretax income, the provision for income taxes increased during the three and six month periods ended November 30, 1996, over the prior year because of the need to provide for income taxes on increased profits in Germany, which are taxed at higher rates than income in the U.S.

Subsequent event

	On December 11, 1996 (the "Closing Date"), pursuant to a Share Purchase Agreement dated December 11, 1996 (the "Agreement"), Immucor, Inc. ("Immucor"), through a newly formed Canadian subsidiary ("Immucor/Canada"), acquired all of the issued and outstanding common stock of Dominion Biologicals Limited ("Dominion") from Nubio Technologies Corporation, Patrick Waddy and Blaine MacNeil (collectively the "Sellers") for CDN$11,107,000.00 (the "Purchase Price"). The Purchase Price was determined through arm's length negotiations. CDN$5,366,000.00 of the Purchase Price was paid in cash on the Closing Date. The remaining CDN$5,741,000.00 of the Purchase Price was paid in the form of subordinated promissory notes of Immucor/Canada bearing interest at 6% payable semiannually with principal due three (3) years after the Closing
Date. Immucor guaranteed the obligations of Immucor/Canada under the subordinated promissory notes. The subordinated promissory notes and the Immucor guaranties are subordinated to Immucor's and Immucor/Canada's current bank financing. The transaction was funded by a loan from Wachovia Bank of Georgia, N.A., a U.S. commercial bank, to Immucor/Canada.

	The Agreement contained two (2) year noncompetition provisions for Messrs. Waddy and MacNeil. In exchange for a cash payment of CDN$375,000.00, Samuel Brushett, the sole shareholder of Nubio Technologies Corporation, is subject to the noncompetition provisions of the Agreement for a period of five (5) years after the Closing Date. On the Closing Date, Dominion entered into two (2) year employment agreements with Messrs. Waddy and MacNeil.

	In connection with the acquisition, the Sellers were each granted two (2) sets of warrants to acquire Immucor stock exercisable one (1) year after the issuance date, with one set expiring in five years and the other set expiring in ten years.  The exercise price for the five-year warrants is US$12.00, and the aggregate number of shares covered by the five-year warrants is 478,417.
The exercise price for the ten-year warrants is US$11.98, and the aggregate number of shares covered by the ten-year warrants is 150,000.



PART II - OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders.


     The annual meeting of shareholders of Immucor, Inc. was held on Thursday, December 5, 1996. The shareholders elected the following eight directors to constitute the Board of Directors and to serve until the next annual meeting and thereafter until their successors have been elected and have been qualified: Edward L. Gallup, Ralph A. Eatz, Richard J. Still, Daniel T. McKeithan, Didier Lanson, Dr. Gioacchino De Chirico, Josef Wilms, and G.
Bruce Papesh.



Item 6.  Exhibits and Reports on Form 8-K.

   	(a)  The Company has filed the following exhibits with this report:

	11.1  Statement re computation of per share earnings.

(b) The Company did not file any reports on Form 8-K during the six months ended November 30, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IMMUCOR, INC.
(Registrant)




Date: January 15, 1997


/s/Edward L. Gallup_____________Edward L. Gallup, President


/s/Richard J. Still_______________ Richard J. Still, Senior Vice President -
                                      Finance (Principal Accounting Officer)