Form 10-Q
period 1997-02-28
IMMUCOR INC
filed 1997-04-15
CIK 736822

FORM 10-Q


             Securities and Exchange Commission
                  Washington, D. C. 20549
	       (Mark One)
             X          Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                        For Quarter Ended : February 28, 1997

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

         As of April 10, 1997: Common Stock, $.10 Par Value - 8,078,484


                         IMMUCOR, INC.
              Condensed Consolidated Balance Sheets

                                   February 28,           May 31,
ASSETS                                1997                 1996
                                   (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents       $17,991,910          $20,533,422
  Accounts receivable, net         10,960,599            8,953,473
  Inventories                       6,751,972            5,932,923
  Income tax receivable                73,640               37,119
  Deferred income taxes               319,350              312,627
  Other                             1,271,913              707,623
    Total current assets           37,369,384           36,477,187

Long-term investment                1,000,000            1,000,000

Prop., plant and equip., at cost    9,042,562            6,285,912
  less accumulated depreciation    (3,825,341)          (3,029,388)
                                    5,217,221            3,256,524

Other                                 722,013              646,994

Excess of cost over net tangible
  assets acquired                  12,388,176            5,826,153

                                  $56,696,794          $47,206,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                         $488,079             $283,335
  Accounts payable                  3,095,956            2,656,538
  Income taxes payable                545,762              263,480
  Accrued salaries and wages          510,491              594,853
  Other accrued liabilities           368,487              154,607
    Total current liabilities       5,008,775            3,952,813

Long-term debt                     11,080,937            3,908,795

Deferred income taxes                 463,260

Shareholders' equity:
  Common stock, $.10 par value        807,848              805,438
  Additional paid-in capital       21,598,528           21,485,849
  Retained earnings                19,453,123           18,029,010
  Cumulative translation adjustment(1,715,677)            (975,047)
    Total equity                   40,143,822           39,345,250

                                  $56,696,794          $47,206,858

See accompanying notes.

                                 IMMUCOR, INC.
                      Condensed Consolidated Statements of Income
                                  (Unaudited)


                            Three Months Ended        Nine Months Ended
                            Feb. 28,   Feb. 29,     Feb. 28,     Feb. 29,
                             1997        1996         1997         1996


Net sales                $9,639,697  $8,073,228   $25,953,819  $22,831,459
Cost of sales             3,933,315   3,155,882    10,591,331    8,630,135
Gross profit              5,706,382   4,917,346    15,362,488   14,201,324

Research & development:
            Instrument      131,220     133,143       182,732      373,798
            General         156,206     124,056       415,704      367,788
Selling, general
  and administrative      4,534,505   3,684,671    12,353,208   10,388,531
Total operating expenses  4,821,931   3,941,870    12,951,644   11,130,117

Income from operations      884,451     975,476     2,410,844    3,071,207

Other income                211,576     292,814       596,877      676,865
Interest expense           (138,386)    (68,650)     (243,361)    (237,978)
Other expense              (257,157)                 (272,765)        (250)
Total other                (183,967)    224,164        80,751      438,637

Income before income taxes  700,484   1,199,640     2,491,595    3,509,844

Provision for income taxes  356,259     411,484     1,067,482    1,175,728

Net income                 $344,225    $788,156    $1,424,113   $2,334,116


Net income per common
   and common equivalent s    $0.04       $0.09         $0.17        $0.27


Weighted average number of common
  and common equivalent shares
  outstanding              8,518,645   8,884,564     8,588,320    8,801,288


See accompanying notes.

                             IMMUCOR, INC.
           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)


                                             Nine Months Ended
                                       February 28,       February 29,
                                          1997                1996
OPERATING ACTIVITIES:
  Net income                           $1,424,113          $2,334,116
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation                        837,863             758,308
      Amortization                        154,402             170,423
      Changes in assets and liabilities:
        Accounts receivable            (1,241,780)           (700,801)
        Inventories                      (330,485)           (305,836)
        Other assets                     (224,723)           (143,213)
        Accounts payable                  303,375              (5,093)
        Other current liabilities         (18,803)           (231,290)

Cash provided by operating activities     903,962           1,876,614

INVESTING ACTIVITIES:

  Purchase of/deposits on property
        and equipment                  (1,947,674)         (1,224,209)
  Cash paid for acquisition, net of
       cash acquired                   (4,366,734)
  Other                                    13,560              12,406

Cash used in investing activities      (6,300,848)         (1,211,803)

FINANCING ACTIVITIES:
  Proceeds from (repayment of)
      line of credit                      (62,413)             21,956
  Proceeds from issuance of long term
       debt                             4,228,163
  Repayment of bank loans                (995,748)         (1,065,191)
  Exercise of stock options               115,090           1,168,080

Cash provided by financing activities   3,285,092             124,845

Effect of exchange rate changes on cash  (429,718)            (99,162)

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 (2,541,512)            690,494

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD               20,533,422          18,741,681

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $17,991,910         $19,432,175

Noncash investing and financing activities:
  Fair value of assets acquired        $2,234,240
  Cost in excess of assets acquired     7,319,927
  Liabilities assumed                    (959,270)
  Notes issued for assets acquired     (4,228,163)
  Net cash paid for acquisition        $4,366,734

See accompanying notes.

                     IMMUCOR, INC.
      Notes to Condensed Consolidated Financial Statements
                      (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.


2.  Inventories are stated at the lower of first-in, first-out cost or market:

                           	  As of February 28, 1997   As of May 31, 1996


Raw materials and supplies	         $2,051,545	              $2,104,677

Work in process	                       677,922	                 741,723

Finished goods	                      4,022,505	               3,086,523


3.  Net income per common share:

     Net income per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods. There is no significant difference between primary and fully diluted per share amounts.


4.  Purchase of Dominion Biologicals Limited

     On December 11, 1996, the Company acquired all of the issued and outstanding common stock of Dominion Biologicals Limited for $8,456,326 (CDN$11,482,000), plus acquisition costs and warrants to purchase 478,417 and 150,000 shares of the Company's common stock for $12.00 and $11.98, respectively. The acquisition was financed from the proceeds of a bank loan of $4,228,163 (CDN$5,741,000) and from the issuance of subordinated promissory notes totaling $4,228,163 (CDN$5,741,000), due three years from the closing date. The Company accounted for this transaction as a purchase business combination. The results of the operations of Dominion Biologicals Limited since December 11, 1996 are included in the 1997 Consolidated Statements of Income.


The preliminary purchase price allocation is as follows:


Current assets                         $1,383,356

Property, plant & equipment, net          850,885

Intangible assets - goodwill            7,319,926

Less: Liabilities assumed                (959,270)

Purchase price                         $8,594,897


The pro forma unaudited results of operations for the nine months ended February 28, 1997 and February 29, 1996, assuming consummation of the purchase as of June 1, 1995, including financing from the proceeds of a bank loan and issuing subordinated promissory notes and warrants to purchase common stock, are as follows:


                          Nine Months Ended
                      Feb. 28,          Feb. 29,
                       1997              1996

Net sales          $27,758,464         $25,481,851

Net income           1,394,610           2,225,268

Net income per
common share:
   Primary                 .16                 .26
   Fully diluted           .16                 .25

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on May 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended February
28, 1997 and February 29, 1996 of $.00 and $.01 per share, respectively, and for the nine months ended February 28, 1997 and February 29, 1996 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the new Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. Information on the potential factors which could affect the Company's actual results of operations are included in its filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

Financial Condition and Liquidity:

     As of February 28, 1997, the Company's cash position totaled $17,991,900. For the nine months ended February 28, 1997, the Company generated cash from operating activities of $904,000 and repaid $992,600 (1,500,000 DM) of bank debt in Germany.

     On December 11, 1996, the Company acquired all of the issued and outstanding common stock of Dominion Biologicals Limited for $8,456,300 (CDN$11,482,000), plus acquisition costs and warrants to purchase 478,417 and 150,000 shares of the Company's common stock for $12.00 and $11.98, respectively. The acquisition was financed from the proceeds of a bank loan of $4,228,200 (CDN$5,741,000) and from the issuance of subordinated promissory notes totaling $4,228,200 (CDN$5,741,000), due three years from the closing date.

     In December, the Company completed the first phase of its facilities expansion at its U.S. offices in Norcross, Georgia. The expansion provides an additional 10,000 square feet of manufacturing, laboratory and office space. The planned expenditures include leasehold improvements and furnishings totaling approximately $1,000,000. Through February 28, 1997, the Company spent approximately $550,000.

      Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

Results of Operations:

Net sales

     Net sales for the three months ended February 28, 1997, totaled $9,639,700, an increase of 19% over last year's $8,073,200. Current year results include $1,014,000 in net sales from the operations of Dominion Biologicals Limited
(see Financial Condition and Liquidity). Most of the remaining increase was generated by the Company's European operations. For the nine months ended February 28, 1997, net sales were $25,953,800 (including Dominion's $1,014,000) compared to $22,831,500 in the prior year. The Company believes higher levels of marketing activity in the US and in Europe have generated increased market share.

Gross profit

     As a percent of sales, gross profit declined for the three and nine month periods ended February 28, 1997, when compared to the same three and nine month periods in 1996. The decline in gross profit margin is principally attributable to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume.

Operating expenses

     When compared to the prior year three and nine month periods, general research and development costs increased $32,200 and $47,900, respectively, with $26,900 of the additional research expense resulting from the acquisition of Dominion Biologicals Limited (see Financial Condition and Liquidity).

      Selling, general and administrative expense for the three and nine month periods ended February 28, 1997, increased $849,800 and $1,964,700, respectively, compared to the 1996 periods. Part of the increase was caused by the inclusion of Dominion Biologicals Limited ($258,800). The remaining increase was principally due to the addition of sales, marketing and other support personnel both in the US and in Europe, higher trade show, advertising and other costs related to the company's instrument development programs, including the recent launch of the IMAGN(registered trademark) 2000.

Other income and expense

     Other income declined during the quarter ended February 28, 1997, principally due to a decrease in the Company's cash and short term investing activities since the beginning of the fiscal year.

     Interest expense grew $69,700 during the three months ended February 28, 1997, as a result of the acquisition of Dominion Biologicals Limited. This increase was partially offset by the Company reducing its outstanding principal loan balance in Germany (see Financial Condition and Liquidity).

     The increase in other expense of $257,200 in the current year three month period was caused by currency transaction losses recorded in Europe. An increase in the value of the US dollar during the period required the recognition of a loss in value of US dollar liabilities converted from local European currency.

Provision for Income Taxes

     As a percent of pretax income, the provision for income taxes increased during the three and nine month periods ended February 28, 1997, principally due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the US tax rate. In addition, the provision increased because of the need to provide for income taxes on increased profits in Germany, which are taxed at higher rates than income in the U.S.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   	(a)  The Company has filed the following exhibits with this report:

	11.1  Statement re computation of per share earnings.

    (b) On December 16, 1996, the Company filed a Form 8-K dated December 11, 1996, relating to Item 2, the acquisition of Dominion Biologicals Limited.


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          IMMUCOR, INC.
                           (Registrant)

Date: April 14, 1997


\s\Edward L. Gallup_____________Edward L. Gallup, President


\s\Richard J. Still_______________ Richard J. Still, Senior Vice President -
                                           Finance
                                       (Principal Accounting Officer)