Form 10-K405
period 1997-05-31
IMMUCOR INC
filed 1997-08-27
CIK 736822

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

           	(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	                    X 	THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997

                                  OR

           			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to

                       Commission file number 0-14820

                             IMMUCOR, INC.
            (Exact name of registrant as specified in its charter)

               	Georgia                 	          22-2408354
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation of organization)

     	3130 GATEWAY DRIVE,	30091
	          P.O. BOX 5625                            30091 (Zip Code)
        	Norcross, Georgia
	(Address of principal executive offices)

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
	Indicate by a check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best ofregistrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to  this Form 10-K.	[    X   ]

	As of August 15 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $66,350,624.

	As of August 15 1997, there were 8,078,737 shares of common stock outstanding.

                              PART I
 Item 1.-Business

     	Founded in 1982, Immucor, Inc., a Georgia corporation ("Immucor" or the "Company"), develops, manufactures and sells a complete line of reagents and systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.

     	The Company is also developing two automated blood bank instruments to perform blood compatibility tests currently done manually by blood bank technologists. One instrument is designed for patient testing in hospital transfusion laboratories while the second instrument is designed for donor testing in blood donor centers. Both instruments utilize the Company's proprietary Capture (registered trademark) product technology.

     	On December 11, 1996, Immucor acquired all of the common stock of Dominion Biologicals Limited ("Dominion"). Located in Dartmouth, Nova Scotia, Canada, Dominion develops, manufactures and sells products similar to those produced by the Company. In addition, Dominion produces blood testing reagents from genetically engineered and other biological source materials. See Products Under Development - Monoclonal Antibodies.

      In January 1997, Immucor signed an exclusive distribution agreement with Biometric Imaging, Inc. to market their novel, proprietary cellular analysis system known as the IMAGN (registerd trademark) 2000. This system provides rapid, precise and easy-to-perform cell test procedures to monitor disease progression and the efficacy of therapy for patients undergoing transfusion therapy and for HIV+ patient monitoring.

 Industry

     	Immucor is part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the transfusion of blood and blood components. In the U.S. the Food and Drug Administration
(the "FDA") treats human blood as a drug and as a biological product, and it treats the transfusion of blood as the administration of a drug and of a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See Regulation of Business.

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

     	Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed manually by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed using procedures which the Company believes can be significantly improved using its solid phase testing system to automate the testing procedures. See Products -
 Solid Phase Technology and Products Under Development.

     	The Company believes that the worldwide market for traditional blood bank reagents is approximately $250 million, and that this market is relatively mature given current technology. However, because the industry is labor-intensive, the introduction of labor-saving products may provide additional growth in the market. The Company believes that its solid phase blood testing system improves test results and reduces the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products - Solid Phase Technology and Products Under Development.


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

 Anti-human Globulin             Used with other products for routine
  Serums (Coombs Serum)          crossmatching, and antibody detection and
                                 identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

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

 Monoclonal (Hybridoma)
  Antibody-based Reagents        Detect and identify ABO and other antigens on
                                 red blood cells.

 Capture-P (registered           Used for the detection of platelet antibodies.
  trademark)

 Capture-R (registered           Used to detect and identify unexpected blood
  trademark)                     group antibodies.

 Capture-CMV (registered         Used for the detection of antibodies to
  trademark)                     cytomegalovirus.

 The following table includes additional products not manufactured by the Company but sold by the Company:

 Product Group                   Principal Use

 Microvolume Fluorimetry         Automated cell enumeration and characterization
                                 for patients undergoing transfusion therapy and HIV+ patient monitoring

 Rh (D) Immune Globulin
  (Human) Administered by injection once during and once after pregnancy to an Rh negative woman who delivers an Rh positive infant to prevent hemolytic disease of the newborn.

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

     	Immucor has approved for sale three test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P (registered trademark); a Red Cell Antibody Detection System, Capture-R (registered trademark; and an Infectious Disease Test, Capture-CMV (registered trademark) (see below). In these three test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

     	Capture-P (registered trademark): Solid Phase Platelet Antibody Detection System. A key component of plasma is platelets, small cell-like entities that assist in the blood clotting process. A shortage of platelets in the blood can significantly reduce the ability of a patient's body to control bleeding. Certain multi- transfused patients, such as those on chemotherapy, often develop antibodies to random donor platelets. Several techniques have been designed by others to identify compatible platelets from random donors. Such techniques are time consuming and technically difficult to perform, or require expensive equipment, all of which limits their usefulness as routine test procedures. The Company believes that its solid phase platelet antibody detection test provides a simplified test with improved reliability over existing techniques and thus will be suited for routine use in transfusion services. The Company believes that the test provides a more accurate method for matching donor and recipient platelets in order to reduce the probability of an incompatible transfusion. Three products are currently approved for sale in the Capture-P (registered trademark) system. The latest product, Capture-
 P (registered trademark) Ready-Screen (registered trademark), a solid phase assay for the detection of platelet IgG antibodies, incorporates Immucor's proprietary dried platelet technology. Previous platelet antibody detection tests required a source of freshly drawn platelet samples. Capture-P (registered trademark) Ready-Screen (registered trademark) is supplied with specially selected platelets dried onto the microtitration plate wells ready for use.

     	Capture-R (registered trademark): Solid Phase Red Cell Antibody Detection and Identification System. Unexpected blood group antibodies are found in patients or donors who, through pregnancy, previous transfusion or injection, have been exposed to foreign red blood cell antigens. Prior to blood transfusions all patient and donor sera is tested for the presence of these unexpected antibodies. In this solid phase method, reagent red blood cells having known blood group antigens are immobilized onto microtitration plate wells. Patient's or donor's serum is added to the wells. Following incubation, the wells are washed to remove unbound immunoglobulins. Special indicator red blood cells are added and the plates are centrifuged. Positive reactions adhere as a thin layer while negative reactions do not adhere but settle to the bottom as a small cell button. Three products are currently approved for sale in the Capture-R (registered trademark) system. The two latest products are Capture-
 R (registered trademark) Ready-Screen (registered trademark), for the detection of unexpected IgG red cell antibodies, and Capture-R (registered trademark) Ready-ID (registered trademark), for the identification of unexpected IgG red cell antibodies. These two products utilize Immucor's proprietary dried red cell technology. Test kits include microtitration plates containing specially selected dried red cells supplied ready for use. This feature further reduces the time necessary to perform these tests with improved test results.

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

      Equipment. Immucor also distributes laboratory equipment designed to automate certain blood test procedures and used in conjunction with the Company's Capture (registered trademark) products.

      Microvolume Fluorimetry. Microvolume fluorimetry is a laser-based imaging system which detects fluorescently-tagged cells held in stasis in a defined volume, enabling an automated cellular assay delivery system.

 Products Under Development

     	Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons whose specific duties are to continue to improve existing products and develop new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions who provide similar services and the Company expects that it will continue to do so. The Company intends to continue its product development efforts primarily in the area of solid phase technology and in several other areas that may also be useful in connection with the development of additional solid phase products. For the fiscal years ended
 May 31, 1997, 1996 and 1995, the Company spent $907,100, $997,900, and
 $1,129,600, respectively, for research and development. See Products Under Development - Blood Bank Automation. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers.

     	Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

     Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to combine the reagent manufacturing expertise of Immucor with the medical instrumentation expertise of Bio-Tek, to develop an automated, "walk-away", blood bank analyzer. Bio-Tek has been responsible for engineering, software development and manufacturing. The instrument uses Immucor's proprietary Capture (registered trademark) reagent product technology to perform blood bank patient testing. Known as the ABS2000, Immucor plans to market the instrument worldwide. In March 1996, the Company filed a 510(k) application with the US Food and Drug Administration for market clearance. There is no assurance that the instrument will be approved for sale by the FDA, or that it will gain market acceptance even if approved. The Company received clearance to market the instrument in Belgium, Canada, Italy, Sweden and the United Kingdom and has applied to other selected countries for export approval.

     In 1997, the Company decided to market a second automated medical instrument, previously referred to as the ABSHV, utilizing DYNEX Technologies, Inc.'s 510(k) approval for its product called the DIAS Plus. The instrument provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R (registered trademark) and Capture-CMV (registered trademark) products.

     For the five year period ending May 31, 1997 the Company invested $4.7 million in instrument research and development principally under research contracts with Bio-Tek and DYNEX. See Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources. See Regulation of Business.

     	Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented, solid phase technology. Currently, the Company is developing Capture (registered trademark)-S, a solid phase screening test for the detection of IgG and IgM antibodies in the serum or plasma of blood donors with syphilis, which is pending FDA review.

     Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens, and for use in the solid phase test systems. Monoclonal antibodies are highly specific, which means that their sensitivity allows them to detect and identify antigens with greater efficiency than other reagents. Product quality and consistency is maintained from production lot to production lot. The Company continues to pursue the development of such antibodies principally through its Canadian subsidiary, Dominion Biologicals Limited.

     	Cell Drying Technology. Immucor has developed a proprietary method to modify plastic or glass surfaces to immobilize platelets and red cells. Additionally, the Company has developed a proprietary method to dry platelets and red cells upon the modified surfaces. This technique is currently utilized in several of the Company's Capture (registered trademark) products.

 Marketing and Distribution

     	Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 4,000 customers worldwide, and no one customer purchases annually in excess of 5% of the Company's current sales volume. The Company believes there is no seasonality to its sales activity and there is no material backlog of orders.

     	The Company has sought to increase its market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its solid phase technology.

     	The Company markets and sells its products to its customers directly through 56 sales personnel employed by the Company in the U.S., Germany, Portugal, Italy and Canada. In addition, the Company utilizes 17 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business. The Company believes that it can more effectively market its products through persons who specialize in blood testing reagents and related equipment, as opposed to persons who generally sell a broader line of medical supplies but without any expertise in blood testing products. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which assists the Company's customers in identifying certain blood group antibodies which are rare or difficult to detect. Each year Immucor sponsors workshops in the U.S. and Europe to which customers are invited to hear the latest developments in the field.

     	The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 1997, 1996 and 1995, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $22,130,000, $18,168,000, and $16,187,000, respectively, and these sales accounted for approximately 62.1%, 58.7%, and 56.0% of the Company's total net sales for the respective fiscal years. See Note 12 to the Consolidated Financial Statements. Most of the Company's foreign sales occurred in Germany and in Italy where the Company maintains subsidiaries. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the impact of recent changes in the management of the Company's German subsidiary.

 Suppliers

     	The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than the joint manufacturers of some of the Company's monoclonal antibody-based products.
 The Company believes that its business relationship with suppliers is excellent.

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

 Regulation of Business

     	The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with various federal and state statutes, rules and regulations regarding, generally, licensing, product testing, facilities compliance, product labeling, and consumer disclosure (see Industry). The Company operates under U.S.
 Government Establishment License No. 886 granted by the FDA in December 1982 and under U.S. Government Establishment License No. 1151 granted by the FDA in May 1992 to Dominion Biologicals Limited. An FDA license is issued for an indefinite period of time, subject to the FDA's right to revoke the license.
 As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company's products must be submitted to and approved by the FDA prior to its sale or distribution.

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

     	Both in the U.S. and Canada, the Company has hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and the Company believes that its manufacturing and on-going quality control procedures conform to the required federal and state rules and regulations.

 Patents, Trademarks and Royalties

     	Since 1986, the U.S. Patent Office has issued to Immucor six patents pertaining to its solid phase technology.

     	Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the researchers royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended
 May 31, 1997, 1996 and 1995, the Company paid the researchers royalties of approximately $368,800, $328,400, and $278,300 under this agreement.

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

     	The Company has registered the trademark "Immucor" and several product names, such as "ImmuAdd", "Capture", "Capture-P", "MCP", "Capture-R", "Ready-Screen", "Ready-ID" and "Capture-CMV". Dominion Biologicals Limited has registered the trademark "NOVACLONE".

 Competition

     	There are other competitors with licenses to manufacture blood banking reagents in the United States. The Company's principal U.S. competitors for blood bank reagents are Ortho-Clinical Diagnostics, a Johnson & Johnson company, and Gamma Biologicals Inc. Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. All of these companies have been established longer, some have larger market shares than the Company, and some have substantially greater financial and other resources than the Company. However, the Company believes that it is properly positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as the Company's Capture(registered trademark) products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

 Employees

     	At August 1, 1997, the Company had 141 full time employees in the U.S., of whom 28 were in sales and marketing, 91 were in manufacturing, research, and distribution, and 13 were in administration. The Company has experienced a low turnover rate among its technical and sales staff, and none of the Company's employees is represented by a union. The Company considers its employee relations to be good.

     	At August 1, 1997, in Germany, Portugal, Italy and Canada, the Company had 88 full-time employees, of whom 34 were in sales and marketing, 32 were in distribution and administration and 22 were in manufacturing.


 Item 2.-Properties.

     	The Company leases approximately 48,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 1997, were $391,300. The term of the lease is for a five-year period ending April 2001 with a right to renew for an additional five years. In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 1997, totaled $209,100. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 1997 totaled $72,200 for 619 square meters. The Company has three separate lease agreements for the facility in Italy. The term of the first lease is through September 1998, the second lease is through April 2000 and the third is through September 2002. In Canada, the FDA approved facility is owned by Company. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

 Item 3.-Legal Proceedings.

     	The Company is not currently a party to any existing or pending legal proceedings.

 Item 4.-Submission of Matters to a Vote of Security Holders.

     	Not applicable.


                                  PART II

 Item 5.-Market for Registrant's Common Equity and Related Stockholder Matters.

     	Immucor's Common Stock trades on The Nasdaq National Market System of The Nasdaq Stock Market under the Symbol: BLUD. The following table sets forth the quarterly high and low sale prices of the Common Stock for the fiscal periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                   	       High             	  Low
Fiscal Year Ended May 31, 1996
First Quarter	. . . . . . .  . . . . . 		$ 15 1/2	         	 $  8 1/2
Second Quarter	. . . . . . . . . . . . .			16               			10 1/4
Third Quarter	. . . . . . . . . . . . . . .16                   9
Fourth Quarter	. . . . . . . . . . . . . . 15 1/8		           	10 3/8

Fiscal Year Ended May 31, 1997
First Quarter	. . . . . . . . . . . . .  $ 14             		 $  7 1/2
Second Quarter	. . . . . . . . . . . . . 	 12 3/4			            9 1/2
Third Quarter	. . . . . . . . . . . . . 		 11 1/2	    	 	       8 3/4
Fourth Quarter	. . . . . . . . . . . .. 		 10 1/2		          	  6 1/8


     	As of August 15, 1997, there were approximately 522 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $8 5/8.

     	Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

 Item 6.-Consolidated Selected Financial Data.

                (All amounts are in thousands, except per share amounts)


                                                Year Ended May 31,

                                    1997(1)    1996     1995     1994     1993
Statement of Income Data:
Net sales                          $35,653   $30,964  $28,892  $29,581  $30,070
Cost of sales                       15,055    12,005   10,865   12,394   11,674

Gross profit                        20,598    18,959   18,027   17,187   18,396
Operating expenses:
Selling, general, and admin.        16,714    14,367   12,575   12,179   13,302
Restructuring and other non-recurring
charges                                  -         -        -      625        -
Research and development:
     Instrument                        342       493      644    2,005    1,245
    	General                           565       505      486      478      466

Total operating expenses            17,621    15,365   13,705   15,287   15,013

Income from operations               2,977     3,594    4,322    1,900    3,383

Other:
Other income                           819       877      677      507      556
Interest expense                      (367)     (294)    (463)    (579)    (773)
Other                                 (287)       (1)      (5)    (110)    (168)

Total other                            165       582      209     (182)    (385)

Income before income taxes           3,142     4,176    4,531    1,718    2,998
Income taxes                         1,302     1,403    1,641      992    1,165

Net income                         $ 1,840   $ 2,773  $ 2,890   $  726  $ 1,833


Income per common and
common equivalent share:           $   .22   $   .32  $   .37   $  .09  $   .25


Weighted average number of
common and common equiva-
lent shares outstanding              8,535     8,797    7,856    7,798    8,070


Balance Sheet Data:
Working capital                    $31,868   $32,524  $29,101  $21,219  $24,253
Total assets                        57,726    47,207   43,979   41,311   40,421
Long-term debt, less current
   portion                          10,666     3,909    5,744        -    4,391
Retained earnings                   19,869    18,029   15,256   12,367   11,641
Shareholders' equity                41,221    39,345   34,067   31,026   30,389

 (1)  Includes results of Dominion Biologicals Limited since December 11, 1996.

 Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Company's filings with the Securities and Exchange Commission, including those set forth in this Form 10-K and Quarterly Reports on Form 10-Q.

     In July 1997 Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, resigned. Mr. Wilms is expected to remain as a consultant to the Company through December 31, 1997 on European sales and marketing matters. Although management has reassigned Mr. Wilms' duties to others, given Mr. Wilms' importance in the past to the Company's operations in Europe, and the importance of the Company's European operations to its overall results, his departure could have an adverse impact on the Company's operations. See Note 5 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions.

 (a)	Liquidity and Capital Resources

     	Net cash provided by operating activities totaled $510,000, $2,908,000, and $2,740,000 for the fiscal years 1997, 1996 and 1995, respectively. As of May 31, 1997, the Company's cash and cash equivalents balance totaled $15.7 million.

     	During fiscal 1997, the Company experienced an increase in trade accounts receivable of $1,348,000 over the previous year principally due to higher sales levels in the U.S. and Europe. Other accounts receivable totaling $1,609,000 were recorded during the fiscal year as a result of loans made to Mr. Wilms.
 See Note 5 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions.

     In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company borrowed $4,228,200 (CDN$5,741,000) under a long-term revolving line of credit facility with a U.S. bank maturing December 2001. At the same time, the Company entered into an interest rate swap agreement with a notional amount of $2,577,700 (CDN$3,500,000) also maturing December 2001. This transaction effectively converts the revolver's floating rate to a fixed rate on the principal balance of $2,577,700 (CDN$3,500,000). The interest rate on the remaining principal of $1,650,500 (CDN$2,241,000) is adjusted every 90 days. The balance of the acquisition of Dominion was financed from the issuance to Dominion's former shareholders of subordinated promissory notes totaling $4,228,200 (CDN$5,741,000) due December 1999 and from the issuance of warrants (see Notes 3 & 4 to the Consolidated Financial Statements).

      In March 1995, the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement with a U.S. bank (see Note 4 to the Consolidated Financial Statements). At May 31, 1997, the note payable with a principal amount of $2,348,400, and the interest rate swap agreement with a notional principal of the same amount, were outstanding. During fiscal 1997 and 1996, the Company repaid $1,290,200 and $1,404,100, respectively. In addition, the Company's German subsidiary had $72,000 in borrowings on a $0.3 million Deutsche Mark line of credit.

      The Company's Italian subsidiary had approximately $0.3 million in borrowings under an Italian lira line of credit as of May 31, 1997, with an additional $1.0 million available.

     	During fiscal 1997 the Company completed the first phase of a facilities expansion in the U.S. which provides an additional 10,000 square feet of manufacturing, laboratory and office space. Through May 31, 1997 the Company spent approximately $564,000 on leasehold improvements and furnishings, and the Company anticipates spending an additional $650,000 in fiscal 1998 to complete the expansion.

      Management believes that the Company's current cash and cash equivalents balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise for capital improvements, acquisitions, or other corporate purposes.

 (b)	Results of Operations

 Comparison of Years Ended May 31, 1997 and May 31, 1996

     Net sales increased from $30,964,000 in fiscal 1996 to $35,654,000 in fiscal 1997. Current year results include $2,085,000 in net sales from the operations of Dominion Biologicals Limited acquired December 1996 (see Liquidity and Capital Resources). The remaining sales increase was caused by higher sales in both the U.S. and in the Company's European operations as a result of increased marketing activity.

      As a percent of sales revenue, gross profit margin declined from 61.2% to 57.8%. This decline was primarily due to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume, combined with higher manufacturing costs which could not be passed on to customers in the form of higher prices given current competitive market conditions.

      Selling, general and administrative expenses increased $2,346,900 over the previous year. The acquisition of Dominion Biologicals Limited in December 1996 contributed $512,000 of selling, general and administrative costs. Other increases in selling, general and administrative expenses over the prior year were caused primarily by the addition of sales and marketing personnel both in the U.S. and in Europe, higher trade show, marketing, advertising, and distribution costs, and other costs related to the Company's instrument programs, including the recent launch of the IMAGN (registered trademark) 2000 (see Item 1 - Business).

     	Interest expense increased from $294,000 in fiscal 1996 to $367,000 in fiscal 1997 as a result of the financing of the acquisition of Dominion Biologicals Limited. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany. See Liquidity and Capital Resources.

     	The increase in other expense of $287,000 over the previous year was caused by currency transaction losses recorded in Europe. An increase in the value of the U.S. dollar during the year required the recognition of a loss in the value of the U.S. dollar liabilities converted from local European currency.

     	As a percent of pretax income, the provision for income taxes increased in fiscal 1997 from 33.6% to 41.4%, principally due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the U.S. tax rate. In addition, the provision increased because of the need to provide for income taxes on increased profits in Germany, which are also taxed at higher rates than income in the U.S.

 Comparison of Years Ended May 31, 1996 and May 31, 1995

      Net sales increased $2,073,000, or 7% during fiscal 1996 over fiscal 1995 primarily due to higher export sales from the Company's U.S. facilities sold through distributors and increased sales in the Company's German and Italian subsidiaries. The sales growth is principally due to higher sales of the Company's Capture (registered trademark) products.

      While gross profit increased $933,000 with higher sales levels, as a percent of sales revenue, gross profit margin declined slightly. This decline was primarily due to higher manufacturing costs which could not be passed on to customers in the form of higher prices given current competitive market conditions.

     	Operating expenses increased $1,661,000 in fiscal 1996 over fiscal 1995. Selling, general and administrative expenses increased $1,793,000 over the previous year, partially offset by a $151,000 decline in instrument research and development charges. The increase was principally due to the Company's decision to invest heavily in selling, marketing and advertising strategies, which included increasing sales and marketing personnel both in the U.S. and in Europe, attending additional conventions and trade shows, developing additional journal advertising programs and other marketing costs related to the launch of the ABS2000. These higher levels of spending are expected to continue as the Company attempts to position itself as the industry leader in blood bank automation. The Company believes current worldwide transfusion laboratory trends of cost containment, group purchasing and centralization of laboratory testing will increase the demand for automated solutions.

     	Other income for the year ended May 31, 1996 grew $200,000 over the prior year principally due to higher amounts of cash invested during fiscal 1996 as compared to last year and foreign exchange losses in the prior year period which did not recur in the current year.

     	As compared to the prior year, interest expense declined $168,000 in fiscal 1996, primarily due to the Company's decision to reduce its outstanding principal loan balance in Deutsche Marks. See Liquidity and Capital Resources.

     	The provision for income taxes in fiscal 1996, as a percent of pretax profit, declined from 36.2% to 33.6%, when compared to the prior year.
 Although the Company's operations in Europe generated a much higher contribution to pretax income in the current year compared to a year ago, no income tax expense was recorded in the current year, as European operations had sufficient net operating loss carryforwards to offset the potential tax liability.

 (c)	Impact of Recently Issued Accounting Standards

     	In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1997 and the effect of adoption was not material.

     	In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees. However, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and disclose pro forma information regarding net income and earnings per share as required by Statement 123.

      In February 1997, the FASB issued Statement No. 128, Earning per Share, which is required to be adopted by the Company for the year ending May 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended May 31, 1997 and 1996 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

      In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company will adopt Statement 129 for the year ending May 31, 1998 and will have no impact on the consolidated financial statements.

 (d)	Effects of Inflation on Operations

     	Since the rate of inflation has slowed during the past few years, raw material prices for the Company's products have not materially increased. The Company believes that any increase in personnel-related expenses or material costs would be experienced by others in the industry.

 Item 8.-Financial Statements and Supplementary Data.

     	The following consolidated financial statements of the Company are included under this item:

 -Reports of Independent Auditors

 -Consolidated Balance Sheets, May 31, 1997, and 1996

 -Consolidated Statements of Income for the Years Ended May 31, 1997, 1996 and
  1995

 -Consolidated Statements of Shareholders' Equity for the Years Ended May 31,
  1997, 1996 and 1995

 -Consolidated Statements of Cash Flows for the Years Ended May 31, 1997, 1996
  and 1995

 -Notes to Consolidated Financial Statements

 -Consolidated Financial Statement Schedule




 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


 To the Board of Directors and Shareholders of Immucor, Inc.:

 We have audited the accompanying consolidated balance sheets of Immucor, Inc. as of May 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 ERNST & YOUNG LLP

 Atlanta, Georgia
 July 16, 1997, except for the third paragraph of Note 5
      as to which the date is August 7, 1997




 REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS


 To the Board of Directors and Shareholders of Immucor, Inc.:

 We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Immucor, Inc. and subsidiaries for the year ended May 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Immucor, Inc. and subsidiaries for the year ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


 Deloitte & Touche LLP

 Atlanta, Georgia
 July 21, 1995

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       May 31,
ASSETS                                        1997               1996

CURRENT ASSETS:
 Cash and cash equivalents                 $15,718,234         $20,533,422
 Accounts receivable (less allowance
  for doubtful accounts of  $395,076
  in 1997 and $350,545 in 1996)             11,066,519           8,953,473
 Accounts receivable, other                  1,609,000                   -
 Inventories                                 7,662,764           5,932,923
 Income tax receivable                          38,066              37,119
 Deferred income taxes                         358,470             312,627
 Other assets                                  677,017             707,623

   Total current assets                     37,130,070          36,477,187

LONG-TERM INVESTMENT                         1,000,000           1,000,000

PROPERTY AND EQUIPMENT - Net                 5,333,310           3,256,524

DEFERRED INCOME TAXES                           23,176              40,128

OTHER ASSETS - Net                           1,401,164             606,866

EXCESS OF COST OVER TANGIBLE ASSETS
 ACQUIRED - Net                             12,837,926           5,826,153


                                           $57,725,646         $47,206,858


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Borrowings under bank line of
   credit agreements                        $    487,161        $    283,335
 Accounts payable                              3,136,117           2,656,538
 Income taxes payable                            391,616             171,623
 Accrued salaries and wages                      695,716             594,853
 Other accrued liabilities                       551,419             246,464

   Total current liabilities                   5,262,029           3,952,813

LONG-TERM DEBT                                10,665,658           3,908,795

DEFERRED INCOME TAXES                            577,091                   -

SHAREHOLDERS' EQUITY:
 Common stock - authorized 30,000,000 shares,
   $.10 par value; issued and outstanding
   8,078,737 in 1997 and 8,054,380 in 1996       807,873             805,438
 Additional paid-in capital                   22,502,930          21,485,849
 Retained earnings                            19,868,924          18,029,010
 Foreign currency translation adjustment      (1,958,859)           (975,047)

   Total shareholders' equity                 41,220,868          39,345,250

                                             $57,725,646         $47,206,858

See notes to consolidated financial statements.



IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                              Year Ended May 31,

                                       1997          1996           1995

NET SALES                          $35,653,617   $30,964,057    $28,891,538

COST OF SALES                       15,055,254    12,004,831     10,865,349

GROSS PROFIT                        20,598,363    18,959,226     18,026,189

OPERATING EXPENSES:
 Selling, general and admin.        16,714,390    14,367,537     12,574,880
 Research and development:
     Instrument                        342,040       493,010        643,839
     General                           565,101       504,902        485,799

                                    17,621,531    15,365,449     13,704,518

INCOME FROM OPERATIONS               2,976,832     3,593,777      4,321,671

OTHER:
 Other income                          819,453       877,081        677,186
 Interest expense                     (366,525)     (294,322)      (462,803)
 Other expense                        (287,556)         (250)        (5,392)

                                       165,372       582,509        208,991

INCOME BEFORE INCOME TAXES           3,142,204     4,176,286      4,530,662

INCOME TAXES                         1,302,290     1,403,651      1,640,875

NET INCOME                         $ 1,839,914   $ 2,772,635    $ 2,889,787


INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                  $       .22   $        32    $       .37


See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Foreign
                                              Additional                   Currency        Total
                           Common Stock         Paid-In      Retained     Translation   Shareholders'
                       Shares       Amount      Capital      Earnings     Adjustment      Equity
BALANCE, MAY 31, 1994   7,691,809  $ 769,181  $18,744,480  $12,366,588  $(853,850)  $ 31,026,399

Exercise of stock options  13,593      1,359       23,820                                 25,179
Foreign currency translation adjustment                                   106,559        106,559
Tax benefits related to stock options              19,090                                 19,090
Net income                                                  2,889,787                  2,889,787

BALANCE, MAY 31, 1995   7,705,402    770,540   18,787,390  15,256,375    (747,291)    34,067,014

Exercise of stock options 349,887     34,989    2,276,993                              2,311,982
Foreign currency translation adjustment                                  (227,756)      (227,756)
Tax benefits related to stock options             440,029                                440,029
Other                        (909)      (91)      (18,563)                               (18,654)
Net income                                                 2,772,635                   2,772,635

BALANCE, MAY 31, 1996  8,054,380     805,438   21,485,849 18,029,010     (975,047)    39,345,250

Exercise of stock options 24,357       2,435     114,217                                 116,652
Foreign currency translation adjustment                                  (983,812)      (983,812)
Issuance of warrants                             800,000                                 800,000
Tax benefits related to stock options            102,864                                 102,864
Net income                                                 1,839,914                   1,839,914

BALANCE, MAY 31, 1997  8,078,737 $   807,873 $22,502,930 $19,868,924 $ (1,958,859)  $  41,220,868

See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Year Ended May 31,

                                       1997           1996           1995

OPERATING ACTIVITIES:
 Net income                         $1,839,914     $2,772,635     $2,889,787
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation                      1,198,699      1,087,692        776,440
   Amortization                        449,982        328,314        299,024
   Changes in assets and liabilities:
     Accounts receivable            (1,347,699)      (943,506)    (1,028,898)
     Accounts receivable, other     (1,609,000)             -              -
     Income tax receivable             115,352         39,336         61,489
     Inventories                    (1,241,278)      (462,957)      (311,846)
     Other current assets                6,775        (96,352)      (110,739)
     Accounts payable                  343,539        231,028       (123,143)
     Income taxes payable              322,857        120,554        187,079
     Other current liabilities         430,993       (168,425)       101,073
       Total adjustments            (1,329,780)       135,684       (149,521)

Cash provided by operating
 activities                            510,134      2,908,319      2,740,266

INVESTING ACTIVITIES:
  Purchases of / deposits on
    property and equipment          (2,930,330)    (1,890,488)    (1,035,412)
  Cash paid for acquisition,
    net of cash acquired            (4,366,734)             -              -
  (Increase) decrease in
    other assets                      (481,715)        36,729        (15,000)


Cash used in investing activities   (7,778,779)    (1,853,759)    (1,050,412)

FINANCING ACTIVITIES:
  Borrowings (repayments) under
   line of credit agreements     $    (57,367)  $     41,696  $    (307,633)
  Proceeds from issuance
   of long term debt                4,228,163              -      5,744,238
  Repayment of notes payable       (1,300,293)    (1,404,060)    (6,921,758)
  Exercise of stock options           116,652      2,311,982         25,179
  Other                                     -        (18,654)             -


Cash provided by (used in)
  financing activities              2,987,155        930,964     (1,459,974)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                    (533,698)      (193,783)       208,549

INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS             (4,815,188)     1,791,741        438,429

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR             20,533,422     18,741,681     18,303,252

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                  $15,718,234    $20,533,422    $18,741,681


Noncash investing and financing
  activities:
    Fair value of assets acquired $ 2,234,241
    Cost in excess of assets
      acquired                      8,119,926
    Liabilities assumed              (959,270)
    Notes and warrants issued for
      assets acquired              (5,028,163)
    Net cash paid for acquisition $ 4,366,734

CASH PAID DURING THE YEAR FOR:
    Interest                     $    325,686   $    387,799   $    574,908
    Income taxes                      596,492      1,362,320      1,528,127




See notes to consolidated financial statements.




IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business - The Company's principal business activities are the development, manufacturing, and marketing of immunological diagnostic medical products which constitute one business segment. The Company operates facilities in North America and Europe.

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

 Reclassifications - Certain prior year balances have been reclassified to conform with the 1997 presentation.

 Concentration of Credit Risk - At May 31, 1997 approximately $13,050,649 of the Company's cash balance was on deposit with a high quality U.S. financial institution and $2,050,000 of the Company's cash balance was invested in a "AAA" rated security which matured June 10, 1997. At May 31, 1996, substantially all of the Company's cash balances were on deposit with a high quality U.S. financial institution.

 The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than the joint manufacturers of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

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

 Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

 Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor, and manufacturing overhead for manufactured goods and material only for goods purchased for resale.

 Long-Term Investment - The long-term investment, representing a 3.4% Common Stock investment in Lionheart Technologies, Inc., acquired in April 1992, is accounted for using the cost method of accounting (see Note 11). Bio-Tek Instruments, Inc., is a wholly owned subsidiary of Lionheart Technologies, Inc.

 Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets.

 Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment, and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 1997 and 1996 market rates for similar debt instruments.

 Excess of Cost Over Net Tangible Assets Acquired - Goodwill comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. The Company periodically assesses the recoverability of goodwill based on judgments as to the future profitability of its operations. Accumulated amortization at May 31, 1997 and 1996 was $1,754,344 and $1,465,050,
 respectively.

 Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of the intangible assets, their carrying value would be reduced by the excess, if any, of their carrying value over management's best estimate of undiscounted future cash flows over the remaining amortization period. The Company believes that the carrying value of recorded intangibles is not impaired.

 Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of income.

 Revenue Recognition - Revenue from the sale of the Company's reagents is recognized upon shipment, and revenue from the sale of the Company's medical instruments is recognized upon the customers' acceptance of such instruments.

 Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for such grants.

 Income Per Common and Common Equivalent Share - Income per common and common equivalent share is computed using the weighted average number of common shares and common share equivalents outstanding during the respective periods. Common share and common share equivalents were 8,535,084 in 1997, 8,653,365 in 1996, and 7,808,665 in 1995. There is no significant difference between primary and fully diluted per share amounts.

 Impact of Recently Issued Accounting Standards - In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 effective June 1, 1996, and the effect of such adoption was not material.

 In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees. However, the Company plans to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and disclose pro forma information regarding net income and earnings per share as required by Statement 123.

 In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company for the year ending May 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended May 31, 1997 and 1996 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

 In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company will adopt Statement 129 for the fiscal year ending May 31, 1998, and it will have no impact on the consolidated financial statements.

2.	BALANCE SHEET DETAIL
                                                           May 31,
                                                    1997            1996
Inventories:

Raw materials and supplies                       $2,278,107      $2,104,677
Work in process                                     669,112         741,723
Finished goods and goods purchased for resale     4,715,545       3,086,523

                                                 $7,662,764      $5,932,923

Property and Equipment:

Machinery and equipment                          $7,263,108      $5,183,448
Leasehold improvements                              864,772         587,732
Furniture and fixtures                              857,849         514,732

                                                  8,985,729       6,285,912
Less accumulated depreciation                    (3,652,419)     (3,029,388)

Property and equipment - net                    $ 5,333,310     $ 3,256,524


3.	PURCHASE OF DOMINION BIOLOGICALS LIMITED

	On December 11, 1996, the Company acquired all of the issued and outstanding common stock of Dominion Biologicals Limited for $9,256,326 (CDN$12,568,240),
 plus acquisition costs.  The acquisition was principally financed from the proceeds of a bank loan of $4,228,163 (CDN$5,741,000) and by the issuance of:
 (a) subordinated promissory notes totaling $4,228,163 (CDN$5,741,000), due three years from the closing date; and (b) warrants to purchase 478,417 and
 150,000 shares of the Company's common stock for $12.00 and $11.98, respectively.  The Company accounted for this transaction as a purchase business combination.  The results of the operations of Dominion Biologicals
 Limited since December 11, 1996 are included in the 1997 Consolidated
 Statements of Income.

	The purchase price allocation is as follows:

 Current assets                                           $1,383,356
 Property and equipment, net                                 850,885
 Intangible asset - goodwill                               8,119,926
 Less:  Liabilities assumed                                 (959,270)

                                                          $9,394,897

	The pro forma unaudited results of operations for the years ended May 31, 1997 and 1996, assuming consummation of the purchase as of June 1, 1995, including financing from the proceeds of a bank loan and issuing subordinated promissory notes and warrants to purchase common stock, are as follows:


                                                    Twelve Months Ending
                                                 May 31, 1997  May 31, 1996
 Net sales                                        $37,458,262   $34,604,574
 Net income                                         1,810,411     2,664,386
 Net income per common share:
     Primary                                              .21           .31
     Fully diluted                                        .21           .30

4.	BANK CREDIT AGREEMENTS, NOTES PAYABLE, AND LONG-TERM DEBT

 The Company's Italian subsidiary has $1,696,000 in line of credit agreements denominated in Lira with three Italian and one Spanish bank bearing interest between 8.5% and 14.5%. Outstanding borrowings were $298,396 and $283,335 under these lines at May 31, 1997 and 1996, respectively, and were guaranteed by the Company. At May 31, 1997, the Company had $1,397,600 available under these line of credit agreements.

 The Company's German subsidiary has a $380,274 line of credit agreement, as amended, denominated in Deutsche Marks with a German bank bearing interest at 7.75%. Outstanding borrowings under this line were $72,048 at May 31, 1997. There were no outstanding borrowings at May 31, 1996. At May 31, 1997, the Company had $308,000 available under this agreement.

 In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 (CDN$6,200,000) long-term revolving line of credit facility with a U.S. bank maturing December 2001 and bearing interest at LIBOR plus .4375%. The Company borrowed $4,228,163 (CDN$5,741,000) under this line of credit facility. At May 31, 1997, $332,400 (CDN$459,000) is available for future borrowings. The Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,577,699 (CDN$3,500,000), also maturing December 2001. This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,577,699 (CDN$3,500,000). The interest rate on the remaining principal balance of $1,650,464 (CDN$2,241,000) is LIBOR plus .4375%, which was 3.625% at May 31, 1997, and is adjusted every 90 days. At May 31, 1997, the outstanding balance of the line of credit facility was $4,158,608, and the notional amount of the interest rate swap agreement was $2,535,313.
 The fair value of the interest rate swap agreement (which is nominal at May 31, 1997) is not recognized in the financial statements. The Company also issued subordinated promissory notes to the former shareholders of Dominion totaling $4,228,163 (CDN$5,741,000), bearing interest at 6% payable semiannually with principal due in December 1999.

 In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to a U.S. bank in Deutsche Marks which matures September 1998 with interest of Libor plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank, maturing September 1998, which effectively converts the note payable's floating rate to a fixed rate of 6.915% per annum provided the Company makes periodic payments. If these payments are not made, future interest rates could vary.
 At May 31, 1997 and 1996, the outstanding balance of the note payable was $2,348,382 and $3,908,795, respectively, which corresponds to the notional amount of the interest rate swap agreement. The fair value of the interest rate swap agreement (which is nominal at May 31, 1997) is not recognized in the financial statements.

	The notes payable require the maintenance of certain income and other financial ratios, and place certain limited restrictions on the Company's ability to acquire other entities.

	The notes payable and interest rate swap agreements with the U.S. Bank are guaranteed by the Company.


5.	ACCOUNTS RECEIVABLE, OTHER

 In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1997, the amount outstanding under this loan was $309,000 including accrued interest.

 In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,560 in fiscal 1994, $290,422 in fiscal 1995, $669,398 in fiscal 1996 and
 $1,310,730 in fiscal 1997. At May 31, 1997, the aggregate outstanding amount under the Immucor GmbH loan was approximately $1,300,000.

 Mr. Wilms, his wife and son have granted liens on certain property owned by them in Germany and Portugal to collateralize the loans from the Company and Immucor GmbH, and Mr. Wilms has agreed to grant liens on additional property owned by him and located in the United States. Management believes that the value of the collateral significantly exceeds the outstanding loan amounts.

 Mr. Wilms has agreed to pay all amounts borrowed from the Company and Immucor GmbH, plus interest at 8.25%, plus the Company's expenses in securing the loans, by October 31, 1997. If these amounts are not fully repaid by that date, the Company intends to arrange for the sale of some or all of the collateral to the extent necessary to recover the unpaid balance.

 Mr. Wilms is expected to remain as a consultant to the Company through December 31, 1997 on European sales and marketing matters.

6.	COMMON STOCK

 At May 31, 1997, the following shares of Common Stock are reserved for future issuance:

 Common stock options - directors and employees              	1,953,643
 Common stock warrants - other	                                 933,668

                                                             	2,887,311

 In connection with the acquisition of Dominion Biologicals Limited, the Company issued to the sellers five and ten year warrants to acquire, in whole or in part, 478,417 and 150,000 shares of Immucor stock at $12.00 and $11.98 per share, respectively. These warrants are exercisable one year after the issuance date, with the five-year warrants expiring in 2001 and the ten-year warrants expiring in 2006. Immucor has agreed to register the resale of the shares covered by both sets of warrants upon the sellers' request after the exercise date or in connection with another registered public offering by the Company.

 In connection with prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expire in 2001. Through May 31, 1997, 219,749 of the 375,000 warrants had been exercised. The remaining 155,251 warrants are currently exercisable and expire in 2008.

 The Company has a Shareholders' Rights Plan under which one Common Stock purchase right is presently attached to and trades with each outstanding share of the Company's Common Stock. The rights become exercisable and transferable apart from the Common Stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 20% or more of the Company's Common Stock or announces or commences a tender offer or exchange offer that could result in at least 20% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $16, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 1999, and are redeemable at the discretion of the Board of Directors at $.01 each. All reservations of shares of Common Stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

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

7.	STOCK OPTIONS

 The Company has various stock option plans which authorize the Company's Compensation Committee to grant employees, officers and directors options to purchase shares of the Company's Common Stock. Exercise prices of stock options are determined by the Compensation Committee and have been the estimated fair market value at the date of the grant.

 The Company's 1995 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,000,000 shares of the Company's common stock. All options have 10 year terms and vest and become fully exercisable 50% at the end of 2 years, 25% at the end of 3 years, and 25% at the end of 4 years of continued employment.

 The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

 Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.36% and 6.27% in fiscal 1997 and 1996, respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of .473 based on quarterly closing prices since 1986; and an expected life of each option of 8 years.

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:



                                                   1997          1996

Net income as reported                          $1,839,914    $2,772,635

Pro forma net income                            $1,738,227    $2,749,562

Pro forma earnings per share:
     Primary                                        $  .20        $  .32



 Because Statement 123 is applicable only to options granted subsequent to May 31, 1995, its pro forma effect will not be fully reflected until 1999.

 The Company is authorized to issue up to 1,953,643 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2007. Transactions involving these stock option arrangements are summarized as follows:



                                                                    Weighted
                                                 Range               Average
                                               of Exercise          Exercise
                               Shares            Prices               Price


Outstanding at May 31, 1994   1,117,741      	$.10	-	$10.00
     Granted                    688,500      	5.38	-  	6.00
     Exercised                  (13,594)      	.10	-  	3.13
     Canceled                   (17,381)     	3.00	-  	8.125

Outstanding at May 31, 1995   1,775,266      	3.00	- 	10.00          $7.11
     Granted                     29,000      	9.00	-	 15.375         10.60
     Exercised                 (144,200)     	3.00	-  	9.33           4.98
     Canceled                   (27,719)     	3.00	-   9.33           7.63

Outstanding at May 31, 1996   1,632,347      	3.00	-  15.375          7.38
     Granted                     36,500      	9.375	- 10.50           9.92
     Exercised                  (24,357)     	4.59	-	  6.25           4.79
     Canceled                         -

Outstanding at May 31, 1997   1,644,490      	3.00	- 	15.375          7.53

 At May 31, 1997 and 1996, options for 1,238,240 and 918,347 shares of Common Stock, respectively, were exercisable, and 309,153 and 345,654 shares of Common Stock, respectively, were available for future grants.

 The following table as of May 31, 1997 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices, and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

                    Options Outstanding  Options Exercisable
                                         Weighted
    Range of        Number   Weighted    Avg.        Number   Weighted
    Exercise        of       Avg.        Contract.   of       Avg.
    Prices          Shares   Exer.Price  Life(Years) Shares   Exercise Price
$ 3.00  $ 5.50      167,978  $4.81       2.61        160,478  $4.78
  6.00    9.88    1,425,512   7.73       5.61      1,067,762   8.24
 10.00   15.38       51,000  10.86       8.35         10,000  10.00
  3.00   15.38    1,644,490   7.53       5.38      1,238,240   7.80


8.	OPERATING LEASE COMMITMENTS

 The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2001 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $672,614 in fiscal 1997, $630,287 in fiscal 1996, and $720,040 in fiscal 1995.

 In Germany, the office facility is leased from a related party. Rental payments under this lease were $209,127, $260,338, and $355,136 for fiscal 1997, 1996, and 1995, respectively.

 The following is a schedule of approximate future annual lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1997:

Year Ending May 31:
  1998                     	$	658,074
  1999                      		629,196
  2000                      		649,558
  2001                      		601,287
  2002                      		257,655
  Thereafter              		1,644,827

 The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

9.	INCOME TAXES

 Sources of income before income taxes are summarized below:


                                              Year Ended May 31,

                                         1997        1996         1995


 Domestic Operations                   $2,122,795  $4,014,011   $4,524,194
 Foreign Operation                      1,019,409     162,275        6,468

   Total                               $3,142,204  $4,176,286   $4,530,662

 The provision for income taxes is summarized as follows:


                                              Year Ended May 31,

                                         1997         1996         1995

Current:
   Federal                             $648,258    $1,378,290    $1,536,798
   Foreign                              327,647        (8,585)          271
   State                                 50,383       112,764       163,372

                                      1,026,288     1,482,469     1,700,441

Deferred:
   Federal                              (25,849)      (70,521)      (53,295)
   Foreign                              304,892             -             -
   State                                 (3,041)       (8,297)       (6,271)

                                        276,002       (78,818)      (59,566)

Income taxes                         $1,302,290    $1,403,651    $1,640,875

 Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The tax effects of significant items comprising the Company's net deferred tax asset at May 31, 1997 and 1996 are as follows:

                                                  Year Ended May 31,

                                                 1997              1996
Deferred tax liabilities:
	Amortization                                $(1,568,309)      $(1,457,012)
	Depreciation                                   (199,377)                -
Deferred tax assets:
	Depreciation                                          -            63,425
	Reserves not currently deductible                69,166             8,654
	Foreign operating loss carryforwards          1,967,222         2,293,091
	Uniform capitalization                          282,608           235,771

                                                 551,310         1,143,929
Valuation allowance                             (746,755)         (791,174)

Net deferred tax asset (liability)           $  (195,445)      $   352,755


 The Company's effective tax rate differs from the federal statutory rate as follows:

                                                    Year Ended May 31,

                                                  1997       1996       1995

 Federal statutory tax rate                        34%        34%        34%
 State income taxes, net of federal tax benefit     1          2          2
 Interest on state municipal obligations           (3)        (3)        (2)
 Foreign Sales Corporation commissions             (5)         -          -
 Higher effective income tax rates of other
    countries                                       6          -          -
 Excess of cost over tangible assets acquired
    - net                                           2          -          -
 Research and development tax credits              (1)        (1)        (1)
 Other                                              7          2          3

                                                   41%        34%        36%

 As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $47,722, $384,887, and $19,090 in fiscal 1997, 1996, and 1995, respectively. Additionally, the Company recorded income tax benefits of $55,142, both in fiscal 1997 and 1996, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology (Note 10). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

 At May 31, 1997, the Company's German subsidiary had net operating loss carryforwards for income tax purposes of approximately $2,230,754 which do not expire. The net operating loss carryforwards result primarily due to differences in the timing of amortization deductions. At May 31, 1997, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of approximately $1,721,741 which expire in 2000 and 2001.

10.	TECHNOLOGY RIGHTS

 In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the inventors royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $368,800, $328,400, and $278,300 in fiscal 1997, 1996, and 1995, respectively.

11.	INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

 The Company has contracted with Bio-Tek Instruments, Inc. (Note 1) for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(registered trademark) products technology and will be marketed by the Company to hospital transfusion laboratories for patient testing.

 During fiscal 1996, the Company entered into a second development and manufacturing agreement with DYNEX Technologies, Inc. Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture products technology which will be marketed by the Company to blood donor centers for donor testing.

 In fiscal 1997, 1996 and 1995, the Company incurred $342,040, $493,010 and $643,839, respectively, in instrument research and development principally under these contracts.


12.	DOMESTIC AND INTERNATIONAL OPERATIONS

 Information concerning the Company's domestic and foreign operations is summarized below:


                                      Year Ended May 31, 1997

                                U.S.       Int'l(1)      Eliminat.    Consolid.
Net Revenues:
  Unaffiliated customers    $17,183,643   $18,469,974           -    $35,653,617

  Affiliates                  3,731,682       153,005  $(3,884,687)            -

    Total                    20,915,325    18,622,979   (3,884,687)   35,653,617

  Income from operations        860,059     2,122,972       (6,199)    2,976,832

  Identifiable assets        31,581,176    29,286,077   (3,141,607)   57,725,646



                                      Year Ended May 31, 1996

                                U.S.         Europe      Eliminat.    Consolid.
Net Revenues:
  Unaffiliated customers    $15,953,635   $15,010,422            -   $30,964,057

  Affiliates                  3,432,611        89,820  $(3,522,431)            -

    Total                    19,386,246    15,100,242   (3,522,431)   30,964,057

  Income from operations      2,777,277       814,871        1,629     3,593,777

  Identifiable assets        31,700,867    18,451,729   (2,945,738)   47,206,858


                                      Year Ended May 31, 1995


                                 U.S.        Europe      Eliminat.    Consolid.
Net Revenues:
  Unaffiliated customers    $15,224,035    $13,667,503           -   $28,891,538

  Affiliates                  3,292,370        145,294  (3,437,664)            -

    Total                    18,516,405     13,812,797  (3,437,664)   28,891,538

  Income from operations      3,872,959        443,142       5,570     4,321,671

  Identifiable assets        27,557,450     18,346,520  (1,924,728)   43,979,242

 (1) Includes results from Canadian subsidiary: Income from operations of $589,457 and Identifiable assets of $10,318,988.
 Net revenues are not considered significant.

 Product sales to affiliates are valued at market prices.

 During the years ended May 31, 1997, 1996, and 1995, the Company had net domestic export sales to unaffiliated customers of approximately $3,660,000, $3,158,000, and $2,519,000, respectively.

14.	RETIREMENT PLAN

	The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined.  The
 Company matches a portion of employee contributions to the plan.  During the years ended May 31, 1997, 1996, and 1995, the Company's matching contributions to the plan were $100,688, $92,700, and $84,300, respectively.  Vesting in the
 Company's matching contributions is based on years of continuous service.


15.	QUARTERLY FINANCIAL DATA (UNAUDITED)


                            (In thousands, except per share amounts)

                           Net     Gross     Operating     Net     Net Income
                          Sales    Margin     Incom      Income     Per Share

FISCAL 1997
First Quarter            $7,957    $4,819      $831       $597        $.07
Second Quarter            8,357     4,837       695        483         .06
Third Quarter             9,640     5,706       884        344         .04
Fourth Quarter            9,700     5,236       566        416         .05

                        $35,654   $20,598    $2,976     $1,840        $.22

FISCAL 1996
First Quarter            $7,476    $4,714    $1,134       $796        $.09
Second Quarter            7,282     4,570       962        750         .09
Third Quarter             8,073     4,917       975        788         .09
Fourth Quarter            8,133     4,758       523        439         .05

                        $30,964   $18,959    $3,594     $2,773        $.32


IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1995, 1996, AND 1997



                             Balance at    Charged to                 Balance
                             Beginning     Costs and    Deductions    at End
                             of Period      Expense      (Note 1)    of Period

1995:
Allowance for doubtful accts  $178,094      $61,092      $(5,989)     $233,197

1996:
Allowance for doubtful accts  $233,197     $118,682      $(1,334)     $350,545

1997:
Allowance for doubtful accts  $350,545      $75,521     $(30,990)     $395,076


 Note 1:	"Deductions" represent accounts written off during the period less recoveries of accounts previously written off.

Item 9.-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

PART III

Item 10.-Directors and Executive Officers of the Registrant.

	The following table sets forth certain information concerning the directors and executive officers of the Company.

Name		              Age	  Position with Company

Edward L. Gallup		   58	  Chairman of the Board of Directors, President and
                            Chief Executive Officer
Ralph A. Eatz		      53	  Director and Senior Vice President - Operations
Richard J. Still		   48	  Director, Senior Vice President - Finance, Treasurer
                            and Secretary
Daniel T. McKeithan		73	  Director
Didier L. Lanson		   47	  Director
Dr. Gioacchino De
    Chirico	         44	  Director, President of Immucor Italia S.r.l.
G. Bruce Papesh		    50	  President, Dart, Papesh & Co.

	All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and have qualified or until their earlier death, resignation, or removal. All executive officers serve at the pleasure of the Board of Directors.

	Messrs. Gallup, Eatz and Still founded Immucor in 1982, and have from 25 to 33 years experience in the blood banking diagnostic reagent industry.  In addition, such officers worked together for approximately six years at Biological
Corporation of America ("BCA"), now the blood banking reagents division of
Biopool, Inc.  Including the time they worked together as officers of BCA and
Immucor, they now have worked together as a management team for over 22 years in the blood banking diagnostic reagent business.

	Edward L. Gallup has been Chairman of the Board of Directors, President and
Chief Executive Officer of the Company since its founding.  Mr. Gallup has worked in the blood banking business for over 33 years.

	Ralph A. Eatz, who has been working in the blood banking reagent field for over 29 years, has been a director and Vice President - Operations of the Company since its founding, and Senior Vice President - Operations since
December 1988.

	Richard J. Still has been a director of the Company since August 1982, Vice
President - Finance (August 1982 to November 1988) and now Senior Vice
President - Finance (since December 1988), and Secretary and Treasurer since
February 1983.  He has worked in the blood banking reagent business for over
25 years.

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

	Didier L. Lanson has been a director of the Company since October 24, 1989.
Since September 1992, he has served as Vice President, Europe, of SyStemix
International, subsidiary of SyStemix, Inc., a publicly traded biotechnology company recently acquired by Novartis Biotech Holding Corporation, a wholly owned subsidiary of Novartis Inc., and primarily engaged in the development of cellular processes and cellular products.  He was an Administrator and the
President and CEO of Diagnostics Transfusion ("DT"), a French corporation which manufactures and distributes reagent products, and President and CEO of
ESPACE VIE, a French corporation which develops and markets pharmaceutical blood based products and biotech products, from 1987 until December 1991.

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

	G. Bruce Papesh is the co-founder of Dart, Papesh & Co., a Lansing, Michigan based company that provides investment consulting and other financial services.
He has served as President of Dart, Papesh & Co. Inc., since 1987.  Mr. Papesh has over 27 years of experience in investment services while serving in stock broker, consulting and executive management positions.  He provides investment services to Kenneth B. Dart and Robert C. Dart and their affiliates.  Mr.
Papesh also serves as a Director and as Secretary of Neogen Corporation, an
agricultural biotechnology company.

	There are no family relationships among any of the directors or executive officers of the Company.

	Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common
Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange
Commission and the National Association of Securities Dealers. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended May 31, 1997, all filing requirements applicable to its executive officers, directors, and owners of more than ten percent of the Company's Common Stock were complied with.


Item 11.-Executive Compensation

	The following table sets forth the compensation earned by the Company's Chief
Executive Officer and all of the Company's other executive officers for services rendered in all capacities to the Company for the last three fiscal years.

                              SUMMARY COMPENSATION TABLE

                                                      		Long Term
                                                     		Compensation
                         	  Annual Compensation          	Awards
                                                Other    Securities All Other
	Name and				                                   Annual		 Underlying	Compensa-
	Principal Position Year Salary		   Bonus (1)    Comp(2) Options(3) 	tion(4)

Edward L. Gallup	   1997	 $183,993	  $	-   	     $33,415		     -		     $4,812
Chairman of the    	1996	 $176,587	  $	-   	     $31,633			    -    			$4,945
Board, President,   1995	 $170,180	  $10,000	    $28,778			  60,000	 		$4,906
and Chief Executive Officer

Ralph A. Eatz	      1997	 $178,593	  $	-	        $28,108	    		-			    $4,782
Director and Senior 1996	 $170,913	  $	-	        $26,738			    -	    		$4,975
Vice President -    1995	 $164,780	  $10,000	    $24,586			  60,000	 		$4,911
Operations

Richard J. Still	   1997	 $178,593	  $	-	         $24,639			   -			   $4,778
Director, Senior    1996	 $170,981	  $	-	         $23,058			   -			   $5,038
Vice President -    1995	 $164,780	  $10,000	     $21,816			 60,000			$4,808
Finance, Treasurer and Secretary

Josef Wilms (5)	    1997	 $193,548	  $	-	         $16,093			   -			     -
President, Immucor  1996	 $202,131	  $	-	         $17,663			   -			     -
GmbH               	1995	 $192,714	  $10,000	     $18,709			 60,000			  -

Dr. Gioacchino De
   Chirico (6)	     1997	 $177,188	  $	-	         $13,021			   -			     -
President, Immucor  1996	 $180,073	  $	-	         $11,731			   -				    -
Italia, S.r.l. and  1995	 $163,336	  $10,000	     $11,350		  60,000				 -
Director

(1)	Represents for 1995 a bonus which was accrued for the year ended May 31,
1995, and was paid in August 1995.
(2)	Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 1997 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $23,815, $18,508 $15,039, $1,898 and $3,421, respectively, and an allowance for automobile expenditures for Mr. Gallup,
Eatz, and Still of $9,600 each, for Mr. Wilms $14,195, and for Dr. De Chirico $9,600. For 1996 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $22,033, $17,138, $13,458, $2,059, and $2,131, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Still of $9,600 each, for Mr. Wilms $15,604, and for Dr. De Chirico
$9,600. For 1995 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico, life insurance premiums of $19,178, $14,986, $12,216, $2,009 and $1,750, respectively, and an allowance for automobile expenditures for Mr. Gallup,
Eatz and Still of $9,600 each, and for Mr. Wilms $16,700 and for Dr. De Chirico
$9,600.  (3)	Represents options granted under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $6.00.
50% of the options are exercisable beginning January 2, 1997, and 25% per year thereafter.
(4)  Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers.
(5)  Mr. Wilms resigned as President of Immucor GmbH in July 1997.
(6)	Dr. De Chirico became an executive officer and director of the Company on
December 1, 1994.

Stock Options.

	Options Granted. No options were granted during the fiscal year ended May 31, 1997.

Option Holdings

	The table below presents the value of unexercised options held as of the end of the fiscal year by each of the Company's executive officers.

                          FISCAL YEAR-END OPTION VALUES


                      Number of Securities
                    Underlying  Unexercised       Value of Unexercised
                          Options at            In-the-Money Options at
                         May 31, 1997             May 31, 1997 (1)
                     Exercisable	Unexercisable Exercisable	Unexercisable
Edward L. Gallup       119,250        30,000    $ 86,250    $86,250
Ralph A. Eatz          119,250        30,000      86,250     86,250
Richard J. Still       119,250        30,000      86,250     86,250
Dr. Gioacchino
     De Chirico         37,500        37,500     118,594     97,031
Josef Wilms(2)         263,000        30,000     247,969     86,250

(1)  	Based on the difference between the exercise price and the closing price
for the Common Stock on 	May 31, 1997, of $8.875 as reported by NASDAQ.
(2)	Includes warrants to purchase 143,750 shares of Common Stock at an exercise price of $7.75, issued in connection with the acquisition of Immucor GmbH.

Compensation Committee Interlocks and Insider Participation

	The Compensation Committee has responsibility for determining the types and amounts of executive compensation, including setting the number of stock options that can be granted to executive officers as a group.  Messrs. Eatz,
McKeithan, Papesh, and Lanson are members of the Compensation Committee.  The
Stock Option Committee determines the number of shares to be granted to individual executive officers.  Messrs. Gallup, Eatz, and Still are members of the Stock Option Committee.  Ralph A. Eatz has been a director and Vice
President - Operations of the Company since its founding, and Senior Vice
President - Operations since December 1988 and participates in decisions on executive compensation.  Neither Mr. McKeithan, Mr. Papesh nor Mr. Lanson
are, nor have they ever been, officers or employees of the Company.  Edward
L. Gallup, Ralph A. Eatz, and Richard J. Still are the founders of the
Company, have been directors and executive officers of the Company since its inception, and each of them participates in decisions on all stock options granted.

Compensation of Directors

	Members of the Board of Directors, who are not also executive officers of the
Company, receive $500 per meeting and are reimbursed for all travel expenses to and from meetings of the Board.


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

Immucor GmbH had in effect an employment agreement with Josef Wilms, prior to his resignation, effective for an indefinite period and subject to termination by either party at the end of each calendar half year upon six months prior notice. A termination by Immucor GmbH required a decision by the Company as its sole shareholder. Under the terms of the employment agreement, Mr. Wilms agreed to refrain from competition with Immucor GmbH for a period of two years following the termination of the agreement, and Immucor GmbH agreed to pay Mr. Wilms monthly installments of 1/16 of his annual compensation for such forbearance. Immucor GmbH had the right to release Mr. Wilms from his noncompetition obligations, in which case Mr. Wilms would not have been paid. The Company is currently discussing with Mr. Wilms matters relating to this agreement as a result of his resignation. Currently, Mr. Wilms is expected to remain as a consultant to the Company through December 31, 1997, on European sales and marketing matters. See Item 13 - Certain Relationships and Related Transactions.

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

Item 12.-Security Ownership of Certain Beneficial Owners and Management.

	The following table sets forth as of August 15, 1997, the number of shares of
Common Stock of Immucor beneficially owned by each director of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.

Name of Beneficial Owner
(and address for those 	       Shares	   Percent
owning more than five percent)	Owned(1)	of Class(1)

Edward L. Gallup            	231,357(2)	   2.8%

Ralph A. Eatz 	              307,526(2) 	  3.8%

Richard J. Still 	           159,250(2)	   1.9%

Dr. Gioacchino De Chirico	    37,500(3)		   *

Didier L. Lanson 	             8,750(4)	    *

Daniel T. McKeithan 	         53,778(4)	    *

G. Bruce Papesh                 	500(5)	    *

Kenneth B. Dart
P.O. Box 31300-SMB
Grand Cayman,
   Cayman Islands, BWI	      472,675(6)	   5.9%

All directors and executive officers
as a group (seven persons)	  798,661	     8.9%

	* less than 1%.

(1)	Except as otherwise noted herein, percentages are determined on the basis of 8,078,737 shares of Common Stock issued and outstanding plus securities deemed outstanding pursuant to Rule 13-3(d)(1) of the Securities Exchange
Act of 1934, as amended.  As a result, the percentage of shares of Common
Stock is calculated assuming that the beneficial owner has exercised any options held by such beneficial owner that are currently exercisable, or exercisable within 60 days of August 15, 1997, and that no other options have been exercised by anyone else. Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares.

(2) Includes for each person an option to acquire 89,250 shares at an exercise price of $9.33 and an option to acquire 30,000 shares at an exercise price of $6.00.

(3)	Includes a currently exercisable option to acquire 7,500 shares of Common
Stock at an exercise price of $6.00 and an option to acquire 30,000 shares of Common Stock at an exercise price of $6.00.

(4)	Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share and a currently exercisable option to acquire 5,000 shares at $6.00 per share.

(5)	Includes 400 shares over which Mr. Papesh shares investment power in his role as an investment advisor.

(6)	Pursuant to SEC Form 13D/A filed on December 19, 1996 (filed on
May 15, 1997 electronically), 236,338 shares (2.93%) were owned by Kenneth B. Dart, P.O. Box 31300-SMB, Grand Cayman, Cayman Islands,
BWI, and 236,337 shares (2.93%) were owned by Robert C. Dart, c/o Dart Management Limited, P.O. Box 31363-SMB, Grand Cayman, Cayman Islands, BWI. All such shares (472,675 total, or 5.9%) are deemed under common control of Kenneth B. Dart as a result of an oral understanding by and between Kenneth
B. Dart and Robert C. Dart.

Item 13.-Certain Relationships and Related Transactions.

	The Company's German subsidiary, Immucor Mediziniche Diagnostik GmbH ("Immucor GmbH"), leases approximately 1,566 square meters of space from the son of Josef Wilms, who formerly was the President of Immucor GmbH and a director of the Company. Rental payments for the 1997 fiscal year totaled $209,127, and the lease term extends through April 2009.

	In fiscal year 1997, the Company loaned Mr. Wilms $300,000 at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common
Stock. At May 31, 1997 and July 31, 1997, the amount outstanding under the loan was $309,000 and $312,000 including accrued interest.

	In July 1997, management of the Company discovered that Mr. Wilms had caused
Immucor GmbH to make unauthorized loans to him since 1994.  The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to Company's management.  The largest aggregate amounts outstanding were $29,560 in fiscal 1994, $290,422 in fiscal 1995, $669,398 in fiscal 1996 and $1,310,730 in fiscal 1997.  At
July 31, 1997, the aggregate outstanding amount payable was approximately
$1,232,973.

	Mr. Wilms, his wife and son have granted liens on certain property owned by them in Germany and Portugal to collateralize the loans from the Company and
Immucor GmbH, and Mr. Wilms has agreed to grant liens on additional property owned by him and located in the United States.  Management believes that the value of the collateral significantly exceeds the outstanding loan amounts.

	Mr. Wilms has agreed to pay all amounts borrowed from the Company and Immucor
GmbH, plus interest at 8.25%, plus the Company's expenses in securing the loans, by October 31, 1997.  If these amounts are not fully repaid by that date, the Company intends to arrange for the sale of some or all of the collateral to the extent necessary to recover the unpaid balance of the loans at that date.

	Mr. Wilms has resigned as a director of the Company and as an employee of Immucor GmbH, but will remain a Managing Director of Immucor GmbH, with limited authority, through December 31, 1997. Mr. Wilms is expected to remain as a consultant to the Company through December 31, 1997 on European sales and marketing matters. If the outstanding loans are not repaid by October 31, 1997, Mr. Wilms will be terminated as a Managing Director of
Immucor GmbH and a consultant to the Company.


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

	Other financial statement schedules are omitted as they are not required or not applicable.

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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended
May 31, 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and
Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc.
Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
May 31, 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
May 31, 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

11.1	Statement re: computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2  Consent of Deloitte & Touche LLP.

27	Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended May 31, 1997.

(c)	Exhibits

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
	Edward L. Gallup, Chairman of the Board of Directors,
	President and Chief Executive Officer
	August 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of
Directors, President and Chief Executive Officer (Principal
Executive Officer)
August 22, 1997

/s/ RICHARD J. STILL
Richard J. Still, Senior Vice President-Finance, Secretary,
Treasurer, and Director (Principal Financial and
Accounting Officer)
August 22, 1997


/s/RALPH A. EATZ
Ralph A. Eatz, Director
August 22, 1997


/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 22, 1997

/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 22, 1997


Didier L. Lanson, Director


Dr. Gioacchino De Chirico, Director



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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended
May 31, 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and
Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
May 31, 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
May 31, 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

11.1	Statement re: computation of per share earnings.

21	  Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP

23.2 Consent of Deloitte & Touche LLP

27	  Financial Data Schedule

* Denotes a management contract or compensatory plan or arrangement.