Form 10-Q
period 1997-08-31
IMMUCOR INC
filed 1997-10-14
CIK 736822

FORM 10-Q


                     Securities and Exchange Commission
                          Washington, D. C. 20549

	(Mark One)
       		X	    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended:  August 31, 1997
                                    OR
		       _	   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission File Number: 0-14820

                             IMMUCOR, INC.
         (Exact name of registrant as specified in its charter)


         		 	Georgia				                        22-2408354
 		(State or other jurisdiction of		         	(I.R.S. Employer
	 	incorporation or organization) 	          	Identification No.)

      3130 Gateway Drive     P.O. Box 5625    Norcross, Georgia 30091-5625
           (Address of principal executive offices)	        		(Zip Code)


               Registrant's telephone number:  (770) 441-2051


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

      As of October 8, 1997:  Common Stock, $. 1 0 Par Value - 8,099,420

                                IMMUCOR, INC.
                   Condensed Consolidated Balance Sheets

                                    August 31              May 31,
ASSETS                                 1997                  1997
                                   (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents        $15,219,673           $15,718,234
  Accounts receivable, net          10,946,967            11,066,519
  Accounts receivable, other         1,631,588             1,609,000
  Inventories                        8,718,715             7,662,764
  Income taxes receivable               36,021                38,066
  Deferred income taxes                367,898               358,470
  Other assets                         732,488               677,017
    Total current assets            37,653,350            37,130,070

Long-term investment                 1,000,000             1,000,000

Property and equipment, at cost      9,164,224             8,985,729
  less accumulated depreciation     (3,889,330)           (3,652,419)
                                     5,274,894             5,333,310

Deferred income taxes                   23,176                23,176

Other assets, net                    1,407,778             1,401,164

Excess of cost over net tangible
  assets acquired, net              12,312,285            12,837,926

                                   $57,671,483           $57,725,646

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under bank line of cre   $548,674              $487,161
  Accounts payable                   3,442,264             3,136,117
  Income taxes payable                 479,042               391,616
  Accrued salaries and wages           605,528               695,716
  Other accrued liabilities            493,044               551,419
    Total current liabilities        5,568,552             5,262,029

Long-term debt                      10,444,607            10,665,658

Deferred income taxes                  648,785               577,091

Shareholders' equity:
  Common stock, $.10 par value         808,248               807,873
  Additional paid-in capital        22,513,805            22,502,930
  Retained earnings                 20,426,579            19,868,924
  Foreign currency translation adju (2,739,093)           (1,958,859)

    Total shareholders' equity      41,009,539            41,220,868

                                   $57,671,483           $57,725,646

See accompanying notes.


                              IMMUCOR, INC.
               Condensed Consolidated Statements of Income
                               (Unaudited)


                              Three Months Ended
                          August 31,  August 31,
                             1997        1996


Net sales                $9,273,479  $7,956,885
Cost of sales             3,847,381   3,137,861
Gross profit              5,426,098   4,819,024

Research and development:
            Instrument      100,288      18,736
            General         161,011     134,132
Selling, gen & admin      4,160,979   3,834,720
Total operating expenses  4,422,278   3,987,588

Income from operations    1,003,820     831,436

Other income                212,796     173,341
Interest expense           (166,615)    (55,402)
Other expense               (23,098)     (2,000)
Total other                  23,083     115,939

Inc. before income taxes  1,026,903     947,375

Income taxes                469,248     350,207

Net income                 $557,655    $597,168

Net income per common
   and common equivalent      $0.07       $0.07
   share
Weighted average number of common
  and common equivalent shares
  outstanding             8,400,726   8,626,358


See accompanying notes.



                                IMMUCOR, INC.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                         Three Months Ended
                                         August 31,          August 31,
                                            1997                1996
OPERATING ACTIVITIES:
  Net income                               $557,655            $597,168
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                          365,201             362,850
      Amortization                          151,725             119,456
      Changes in assets and liabilities:
        Accounts receivable                 119,552            (139,125)
        Accounts receivable, other          (22,588)
        Income tax receivable                 2,045              (2,389)
        Inventories                      (1,055,950)           (289,689)
        Other current assets                (61,887)           (493,312)
        Accounts payable                    306,145            (115,824)
        Income taxes payable                 87,426             260,014
        Other current liabilities           (76,869)             11,885

Cash provided by operating activities       372,455             311,034

INVESTING ACTIVITIES:

  Purchase of / deposits on property and   (465,906)           (852,541)
  Decrease in other assets                    4,831               4,420

Cash used in investing activities          (461,075)           (848,121)

FINANCING ACTIVITIES:
  Borrowings under line of credit agrmnts.   67,147                 733
  Repayment of notes payable                 (5,035)           (335,098)
  Exercise of stock options                  11,250               4,375

Cash provided by (used in) financing act.    73,362            (329,990)

EFFECT OF EXCHANGE RATE CHANGES ON CASH    (483,303)            328,115

DECREASE IN CASH
  AND CASH EQUIVALENTS                     (498,561)           (538,962)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 15,718,234          20,533,422

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $15,219,673         $19,994,460



See accompanying notes.




                               IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

2.     Inventories are stated at the lower of first-in, first-out cost or
 market:                      As of August 31, 1997     As of May 31, 1997

 Raw materials and supplies       	$2,474,158              	$2,278,107
 Work in process	                     849,428                 	669,112
 Finished goods                    	5,395,129	               4,715,545

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




                            IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Company's filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

Financial Condition and Liquidity:

     As of August 31, 1997, the Company's cash position totaled $15,219,700. During the three months ended August 31, 1997, the Company generated cash from operating activities of $372,500, and the Company used cash to purchase property, plant and equipment of $465,900.

     Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

Results of Operations:

Net sales

     Net sales for the three months ended August 31, 1997 totaled $9,273,500, an increase of 17% over last year's $7,956,900. Current year results include $1,098,800 in net sales from the operations of Dominion Biologicals Limited acquired in December 1996. Domestic sales increased $490,100, 10% over last year's total. In addition, sales of the Company's European subsidiaries, recorded in their functional currencies, increased 13% over last year's total. However, due to unfavorable rates of foreign exchange in Europe, when translated into U.S. dollars, European sales declined.

Gross profit

     As a percent of sales, gross profit for the three months ended
 August 31, 1997 totaled 58.5% versus 60.6% last year. The decline in gross profit margin was principally caused by unfavorable rates of foreign exchange in Europe which increased the cost of goods purchased in U.S. dollars and sold in local currencies.

Operating expenses

    As compared to last year, contract research and development costs increased $81,600. In the prior year period, two ABS2000 automated analyzers previously expensed as research and development were sold to the Company's Canadian distributor, and the sale ($70,000) was recorded as a reduction of research and development costs. No comparable offset of contract research and development occurred in the current year.

     Selling, general and administrative expenses for the three month period ended August 31, 1997 increased $326,300 over the same period last year. Most of the increase, $265,300, is due to the inclusion of Dominion Biologicals Limited's operating results in the current year.


Interest expense

    When compared to the prior year three month period, interest expense grew $111,200. This increase is the result of the acquisition of Dominion Biologicals Limited which was financed with the proceeds of a bank loan and the issuance of subordinated promissory notes.

Income taxes

    As a percent of pretax income, income tax expense increased during the three month period ended August 31, 1997, principally due to the earnings of several of its foreign subsidiaries being subject to higher income tax rates than the US tax rate.


PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

        (a) The Company has filed the following exhibits with this report:

            11 Statement re:  computation of per share earnings.

            27 Financial data schedule.

        (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1997.




                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             IMMUCOR, INC.
                             (Registrant)



Date: October 10, 1997



\s\Edward L. Gallup           Edward L. Gallup, President




\s\Richard J. Still           Richard J. Still, Senior Vice President - Finance
                                               (Principal Accounting Officer)