Form 10-Q
period 1997-11-30
IMMUCOR INC
filed 1998-01-14
CIK 736822

FORM 10-Q


                    Securities and Exchange Commission
                       Washington, D. C. 20549

	(Mark One)
     		X	    Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                 For Quarter Ended:  November 30, 1997
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

       As of January 9, 1998:  Common Stock, $.10 Par Value - 8,110,671



                            IMMUCOR, INC.
               Condensed Consolidated Balance Sheets

                                   November 30,            May 31,
ASSETS                                 1997                  1997
                                   (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents        $14,834,517           $15,718,234
  Accounts receivable, net          11,719,401            11,066,519
  Accounts receivable, other         1,739,922             1,609,000
  Inventories                        8,743,173             7,662,764
  Income tax receivable                 36,870                38,066
  Deferred income taxes                357,741               358,470
  Other assets                         808,642               677,017
    Total current assets            38,240,266            37,130,070

Long-term investment                 1,000,000             1,000,000

Property and equipment, at cost     10,219,064             8,985,729
  less accumulated depreciation     (4,236,031)           (3,652,419)
                                     5,983,033             5,333,310

Deferred income taxes                   23,176                23,176

Other assets, net                      696,961             1,401,164

Excess of cost over net tangible
  assets acquired, net              11,985,169            12,837,926

                                   $57,928,605           $57,725,646

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings - bank line of credit    $385,175              $487,161
  Accounts payable                   3,266,301             3,136,117
  Income taxes payable                 409,064               391,616
  Accrued salaries and wages           610,576               695,716
  Other accrued liabilities            644,765               551,419
    Total current liabilities        5,315,881             5,262,029

Long-term debt                       9,978,564            10,665,658

Deferred income taxes                  843,482               577,091

Shareholders' equity:
  Common stock, $.10 par value         809,417               807,873
  Additional paid-in capital        22,259,178            22,502,930
  Retained earnings                 20,972,986            19,868,924
  Foreign currency translation adj. (2,250,903)           (1,958,859)

    Total shareholders' equity      41,790,678            41,220,868

                                   $57,928,605           $57,725,646

See accompanying notes.



                            IMMUCOR, INC.
             Condensed Consolidated Statements of Income
                             (Unaudited)


                           Three Months Ended          Six Months Ended
                        November 30, November 30,  November 30, November 30,
                             1997        1996         1997         1996


Net sales               $10,192,109  $8,357,237   $19,465,588  $16,314,122
Cost of sales             4,761,634   3,520,155     8,609,015    6,658,016
Gross profit              5,430,475   4,837,082    10,856,573    9,656,106

Research and development:
            Instrument       56,179      32,776       156,467       51,512
            General         151,900     125,366       312,911      259,498
Selling, general & admin. 4,251,331   3,983,983     8,412,310    7,818,703
Total operating expenses  4,459,410   4,142,125     8,881,688    8,129,713

Income from operations      971,065     694,957     1,974,885    1,526,393

Interest income             195,123     203,346       398,496      423,062
Interest expense           (152,486)    (69,602)     (319,101)    (145,385)
Other                         3,703      15,034        (9,972)     (12,960)
Total other                  46,340     148,778        69,423      264,717

Income before inc. taxes  1,017,405     843,735     2,044,308    1,791,110

Income taxes                470,998     361,015       940,246      711,222

Net income                 $546,407    $482,720    $1,104,062   $1,079,888

Net income per common
 and common equivalent share  $0.06       $0.06         $0.13        $0.13

Weighted average number of common
  and common equivalent shares
  outstanding             8,568,731   8,619,956     8,484,729    8,623,157


See accompanying notes.



                            IMMUCOR, INC.
           Condensed Consolidated Statements of Cash Flows
                             (Unaudited)


                                              Six Months Ended
                                         November 30,       November 30,
                                            1997                1996
OPERATING ACTIVITIES:
  Net income                             $1,104,062          $1,079,888
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                          703,755             644,169
      Amortization                          302,726             164,444
      Changes in assets and liabilities:
        Accounts receivable                (652,882)           (952,795)
        Accounts receivable, other         (130,922)                  -
        Income tax receivable                 1,196              (2,398)
        Inventories                      (1,080,409)            (34,968)
        Other current assets               (154,385)           (469,225)
        Accounts payable                    130,184              57,123
        Income taxes payable                 17,448                   -
        Other current liabilities           274,597             307,358

Cash provided by operating activities       515,370             793,596

INVESTING ACTIVITIES:

  Purchase of property and equipment       (779,258)         (1,648,171)
  Decrease in other assets                   29,771               8,939

Cash used in investing activities          (749,487)         (1,639,232)

FINANCING ACTIVITIES:
  Borrowings / (repayment) line of credit  (101,986)              1,443
  Repayment of notes payable               (357,419)           (669,077)
  Exercise of stock options                  95,811               4,375

Cash used in financing activities          (363,594)           (663,259)

EFFECT OF EXCHANGE RATE CHANGES ON CASH    (286,006)            258,662

DECREASE IN CASH
  AND CASH EQUIVALENTS                     (883,717)         (1,250,233)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 15,718,234          20,533,422

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $14,834,517         $19,283,189



See accompanying notes.




                           IMMUCOR, INC.
         Notes to Condensed Consolidated Financial Statements
                            (Unaudited)



 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

 2.     Inventories are stated at the lower of first-in, first-out cost or market:
                  As of November 30, 1997          As of May 31, 1997
 Raw materials
  and supplies        	$2,553,267                      	$2,278,107
 Work in process         	426,969                         	669,112
 Finished goods	        5,762,937                       	4,715,545

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

 Financial Condition and Liquidity:

     As of November 30, 1997, the Company's cash position totaled $14,834,500. During the six months ended November 30, 1997, the Company generated cash from operating activities of $515,400, repaid $284,500 (500,000DM) of bank debt in Germany, repaid $72,900 (100,000 CAD) of bank debt in Canada, and purchased property, plant and equipment of $779,300.

     Management believes that the Company's current cash balance, internally generated funds, and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

 Results of Operations:

 Net sales

     Net sales for the three months ended November 30, 1997 totaled $10,192,100, an increase of 22% over last year's $8,357,200. Current year three month results include $1,049,800 in net sales from the operations of Dominion Biologicals Limited acquired in December 1996. Domestic sales increased $898,300, most of which is attributed to instrumentation product sales. In addition, sales of the Company's European subsidiaries, recorded in their functional currencies, increased 10% over last year's total. However, due to unfavorable rates of foreign exchange in Europe, when translated into U.S. dollars, European sales declined.

     For the six months ended November 30, 1997, net sales were $19,465,600, including $2,148,600 in net sales from the operations of Dominion Biologicals Limited, compared to $16,314,100 in the prior year. As stated above, European sales in functional currency increased, but, unfavorable rates of foreign exchange held back sales growth in U.S. dollars.

 Gross profit

     As a percent of sales, gross profit declined for the three and six month periods ended November 30, 1997, when compared to the same periods in 1996. In the U.S., the decline in gross profit margin in the current quarter was partially caused by instrumentation product sales of the IMAGN 2000 and the DIAS PLUS of approximately $750,000 which were sold at lower gross profit margins than the Company's reagent products. In addition, the Company's decision to participate in national account contracts in order to have a strong domestic presence prior to the release of the ABS2000 contributed to declining gross profit margin.

     In the Company's European operations, the reduction in gross profit margin was principally caused by unfavorable rates of foreign exchange in Europe which increased the cost of goods purchased in U.S. dollars and sold in local currencies.

 Operating expenses

     As compared to the prior year's three and six month periods, research and development costs increased $49,900 and $158,400, respectively. In the prior year period, two ABS2000 automated analyzers previously expensed as contract research and development were sold to the Company's Canadian distributor, and the sale ($70,000) was recorded as a reduction of research and development costs. No comparable offset of contract research and development occurred in the current year. The remainder of the increase is due to the inclusion of Dominion Biologicals Limited's operating results in the current year.

     Selling, general and administrative expenses for the three and six month periods ended November 30, 1997 increased $267,300 and $593,600, respectively, over the same periods last year. The acquisition of Dominion Biologicals Limited contributed $254,700 and $520,000 in selling, general and administrative expenses for the current year three and six month periods.
 In Europe, selling, general and administrative expense levels as recorded in functional currencies did not increase. However, due to unfavorable rates of foreign exchange, when translated into U.S. dollars, spending in Europe declined. This decline was offset by an increase in selling, general and administrative expenses in the U.S. for the current year three and six month periods. This increase was due to staff additions in sales and marketing, higher shipping charges resulting from increased sales levels and additional shareholder-related costs.

 Interest expense

     When compared to the prior year's three and six month periods, interest expense grew $82,900 and $173,700, respectively. This increase is the result of the acquisition of Dominion Biologicals Limited which was financed with the proceeds of a bank loan and the issuance of subordinated promissory notes.

 Income taxes

     As a percent of pretax income, income tax expense increased during the three and six month periods ended November 30, 1997, principally due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the U.S. tax rate.



 PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.
 (a) The Company has filed the following exhibits with this report:
 11.1 	Statement re: computation of per share earnings.
 27 	Financial data schedule.

 (b) The Company did not file any reports on Form 8-K during the six months ended November 30, 1997.



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            IMMUCOR, INC.
                            (Registrant)



 Date:  January 13, 1998


 \s\Edward L. Gallup               Edward L. Gallup, President

 \s\Richard J. Still               Richard J. Still, Senior Vice President
                                   - Finance (Principal Accounting Officer)