Form 10-Q
period 1998-02-28
IMMUCOR INC
filed 1998-04-15
CIK 736822

FORM 10-Q


                     Securities and Exchange Commission
                        Washington, D. C. 20549

	 (Mark One)
 	   	X	      Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For Quarter Ended:  February 28, 1998
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

       As of April 10, 1998:  Common Stock, $.10 Par Value - 8,119,469




                             IMMUCOR, INC.
                 Condensed Consolidated Balance Sheets

                                   February 28,            May 31,
ASSETS                                 1998                  1997
                                   (Unaudited)            (Audited)
Current assets:
  Cash and cash equivalents        $14,579,575           $15,718,234
  Accounts receivable, net          12,151,605            11,066,519
  Accounts receivable, other         1,513,638             1,609,000
  Inventories                        7,853,433             7,662,764
  Income tax receivable                 40,012                38,066
  Deferred income taxes                353,686               358,470
  Other assets                         843,015               677,017
    Total current assets            37,334,964            37,130,070

Long-term investment                 1,000,000             1,000,000

Property and equipment, at cost     10,267,924             8,985,729
  less accumulated depreciation     (4,464,825)           (3,652,419)
                                     5,803,099             5,333,310

Deferred income taxes                   23,176                23,176

Other assets, net                      697,717             1,401,164

Excess of cost over net tangible
  assets acquired, net              11,734,187            12,837,926

                                   $56,593,143           $57,725,646

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings-bank line of credit      $362,706              $487,161
  Accounts payable                   2,179,441             3,136,117
  Income taxes payable                 455,823               391,616
  Accrued salaries and wages           565,884               695,716
  Other accrued liabilities            579,695               551,419
    Total current liabilities        4,143,549             5,262,029

Long-term debt                       9,551,984            10,665,658

Deferred income taxes                  946,489               577,091

Shareholders' equity:
  Common stock, $.10 par value         811,452               807,873
  Additional paid-in capital        22,338,628            22,502,930
  Retained earnings                 21,438,209            19,868,924
  Foreign currency translation adj. (2,637,168)           (1,958,859)

    Total shareholders' equity      41,951,121            41,220,868

                                   $56,593,143           $57,725,646

See accompanying notes.




                            IMMUCOR, INC.
             Condensed Consolidated Statements of Income
                             (Unaudited)



                            Three Months Ended         Nine Months Ended
                        February 28, February 28,  February 28, February 28,
                             1998        1997         1998         1997


Net sales               $10,155,231  $9,639,697   $29,620,819  $25,953,819
Cost of sales             4,792,144   3,933,315    13,401,159   10,591,331
Gross profit              5,363,087   5,706,382    16,219,660   15,362,488

Research and development:
            Instrument       89,638     131,220       246,105      182,732
            General         169,550     156,206       482,461      415,704
Selling, general & admin. 4,187,992   4,534,505    12,600,302   12,353,208
Total operating expenses  4,447,180   4,821,931    13,328,868   12,951,644

Income from operations      915,907     884,451     2,890,792    2,410,844

Interest income             189,763     216,509       588,259      639,571
Interest expense           (155,794)   (181,760)     (474,895)    (327,145)
Other                       (94,630)   (218,716)     (104,602)    (231,675)
Total other                 (60,661)   (183,967)        8,762       80,751

Income before income taxes  855,246     700,484     2,899,554    2,491,595

Income taxes                390,023     356,259     1,330,269    1,067,482

Net income                 $465,223    $344,225    $1,569,285   $1,424,113

Earnings per share:

     Basic                    $0.06       $0.04         $0.19        $0.18

     Diluted                  $0.06       $0.04         $0.19        $0.17


Weighted average shares outstanding:

     Basic                 8,090,594   8,075,767     8,089,905    8,061,960

     Diluted               8,408,038   8,518,645     8,459,165    8,588,320



See accompanying notes.




                           IMMUCOR, INC.
           Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                         Nine Months Ended
                                         February 28,       February 28,
                                            1998                1997
OPERATING ACTIVITIES:
  Net income                             $1,569,285          $1,424,113
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                        1,017,668             837,863
      Amortization                          443,364             154,402
      Changes in assets and liabilities:
        Accounts receivable              (1,085,086)         (1,241,780)
        Accounts receivable, other           95,362                   -
        Income tax receivable                (1,946)             77,163
        Inventories                        (190,668)           (330,485)
        Other current assets               (204,369)           (301,886)
        Accounts payable                   (956,678)            303,375
        Income taxes payable                 64,207             288,351
        Other current liabilities           267,841            (307,154)

Cash provided by operating activities     1,018,980             903,962

INVESTING ACTIVITIES:

  Purchase of property and equipment       (974,703)         (1,947,674)
  Cash paid for acquisition, net of cash          -          (4,366,734)
  Decrease in other assets                   34,822              13,560

Cash used in investing activities          (939,881)         (6,300,848)

FINANCING ACTIVITIES:
  Repayment-line of credit agreements      (106,407)            (62,413)
  Proceeds from issuance of long term debt        -           4,228,163
  Repayment of notes payable               (736,020)           (995,748)
  Exercise of stock options                 328,911             115,090
  Purchase and retirement of stock         (151,615)                  -

Cash (used in) provided by financ. activ.  (665,131)          3,285,092

EFFECT OF EXCHANGE RATE CHANGES ON CASH    (552,627)           (429,718)

DECREASE IN CASH
  AND CASH EQUIVALENTS                   (1,138,659)         (2,541,512)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 15,718,234          20,533,422

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $14,579,575         $17,991,910

Noncash investing and financing activities:
     Fair value of assets acquired                -          $2,234,240
     Cost in excess of assets acquired            -           7,319,927
     Liabilities assumed                          -            (959,270)
     Notes issued for assets acquired             -          (4,228,163)
     Net cash paid for acquisition        $       -          $4,366,734

See accompanying notes.




                            IMMUCOR, INC.
          Notes to Condensed Consolidated Financial Statements
                             (Unaudited)


 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

 2.     Inventories are stated at the lower of first-in, first-out cost or market:
                             As of February 28, 1998     As of May 31, 1997
 Raw materials and supplies	        $2,355,391     	         $2,278,107
 Work in process	                      748,384                 	669,112
 Finished goods                     	4,749,658               	4,715,545

 3.     Earnings per share:
        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share
 ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share.


                              Three Months Ended        Nine Months Ended
                        February 28,  February 28,  February 28,  February 28,
                            1998          1997          1998          1997
Numerator for basic and diluted earnings per share:
Income available to common shareholders

                       $465,223     $344,225       $1,569,285    $1,424,113

Denominator:
  For basic earnings per share - weighted
  average basis        8,090,594    8,075,767        8,089,905     8,061,960


  Effect of dilutive stock options
  and warrant            317,444      422,878    369,260       526,360

Denominator for diluted earnings per share -
adjusted weighted-average shares
                       8,408,038    8,518,645        8,459,165     8,588,320

Basic earnings per share   $0.06        $0.04            $0.19         $0.18

Diluted earnings per share $0.06        $0.04            $0.19         $0.17






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

 Financial Condition and Liquidity:

     As of February 28, 1998, the Company's cash position totaled $14,579,575. During the nine months ended February 28, 1998, the Company generated cash from operating activities of $1,018,980, repaid $564,300 (1,000,000 DM) of bank debt in Germany, repaid $171,700 (241,000 CAD) of bank debt in Canada and purchased property and equipment of $974,703.
 Also, under an authorized program announced on June 2, 1997, the Company purchased 18,500 shares of its common stock in the open market for $151,615.

     Management believes that the Company's current cash balance, internally generated funds and amounts available under the lines of credit are sufficient to support operations for the foreseeable future. Management also believes additional credit lines would be available should the need arise.

 Results of Operations:

 Net sales

     Net sales for the three months ended February 28, 1998 totaled $10,155,231, an increase of $515,534 over last year's $9,639,697.
 Domestic sales increased $660,517 of which $290,500 is attributed to instrumentation product sales. In addition, sales of the Company's European subsidiaries, recorded in their functional currencies, increased 7% over last year's total. However, due to unfavorable rates of foreign exchange in Europe, when translated into U.S. dollars, European subsidiaries sales declined 6%.

     For the nine months ended February 28, 1998, net sales were $29,620,819, including $ 3,314,449 in net sales from the operations of Dominion Biologicals Limited acquired in December 1996, compared to $25,953,819 in the prior year. For the nine month period domestic sales increased $2,093,500, of which $1,137,000 is attributed to instrumentation product sales. As stated above, European sales in functional currency increased, but unfavorable rates of foreign exchange held back sales growth in U.S. dollars.

 Gross profit

     As a percent of sales, gross profit declined for the three and nine month periods ended February 28, 1998, when compared to the same periods in 1997. In the U.S., the decline in gross profit in the current quarter was partially caused by increased manufacturing costs of $115,000 due to a one time rework of certain products, as well as planned new instrumentation product sales of the IMAGN 2000 and the DIAS PLUS of $290,500 which were sold at lower gross profit margins than the Company's reagent products. In addition, the Company's decision to participate in national account contracts in order to have a strong domestic presence prior to the release of the ABS2000 contributed to declining gross profit margins.

     In the Company's European operations, the reduction in gross profit margin was principally caused by unfavorable rates of foreign exchange in Europe which increased the cost of goods purchased in U.S. dollars and sold in local currencies.


 Operating expenses

     As compared to the prior year, research and development costs decreased $28,238 for the three month period due to reduced instrument related development costs and increased $130,130 for the nine month period. The increase for the nine month period is primarily a result of the inclusion of Dominion Biologicals Limited's operating results in the current year. Also, in the prior year's nine month period, two ABS2000 automated analyzers previously expensed as contract research and development were sold to the Company's Canadian distributor, and the sale ($70,000) was recorded as a reduction of research and development costs. No comparable offset of contract research and development occurred in the current year.

     Selling, general and administrative expenses decreased $346,513 for the three month period as compared to the same period last year. This is a result of reduced functional currency spending levels in Europe, lower U.S. dollar translated functional currency expenditures due to unfavorable rates of foreign exchange and reduced marketing expenditures in the U.S. as compared to the prior year. For the nine month period, selling, general and administrative expenses increased $247,094 as compared to the prior year. The inclusion of Dominion Biologicals Limited's selling, general and administrative expenses of $798,620 for the current nine month period compared to $258,827 in the prior year is offset by lower expense levels in Europe when translated into U.S. dollars due to unfavorable rates of foreign exchange. Also, U.S. selling, general and administrative expenses increased for the nine month period due to staff additions in sales and marketing, higher shipping charges resulting from increased sales levels and additional shareholder-related costs.

 Interest Income

    Interest income decreased $26,476 for the quarter and $51,312 year to date due to lower cash balances as compared to last year.

 Interest expense

     When compared to the third quarter last year, interest expense declined $25,966. This was partially caused by repayment of bank debt in Germany and Canada, as well as the translation of functional currency interest at unfavorable exchange rates resulting in lower U.S. dollar interest expense. When compared to year to date 1997 interest expense grew $147,750 due to the acquisition of Dominion Biologicals Limited in December 1996 which was financed with the proceeds of a bank loan and the issuance of subordinated promissory notes.

 Other Expense

    Other expense decreased for the three and nine month periods as compared to the prior year because of higher currency transaction losses in Europe last year.


 Income taxes

     Income tax expense as a percent of pretax income, decreased during the three month period ended February 28, 1998 due to higher taxes provided in
 Germany in the prior period.   As a percent of pretax income, income tax
 expense increased for the nine month period due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the U.S. tax rate.



 Year 2000

     The Company is aware of the issue that many computer systems will face as the millennium (year 2000) approaches. In order to become year 2000 compliant, the Company is currently making software program changes to internal software, at a nominal cost, to be completed by March 1999. The Company believes that its own internal software and hardware will be year 2000 compliant after making these program changes. The Company believes that any year 2000 problems encountered by hospitals and other customers and vendors are not likely to have a material adverse effect on the Company's operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

 Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not have a significant impact on the Company's Consolidated Financial Statements.

     In June 1997, the FASB issued Statement 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for years beginning after December 15, 1997. The adoption of Statement 131 will not have a significant impact on the Company's
 Consolidated Financial Statements.







PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
   (a) The Company has filed the following exhibits with this report:

       27   	Financial data schedule.
       27.1 	Restatement of prior financial data schedule.

   (b) The Company did not file any reports on Form 8-K during the nine months ended February 28, 1998.





                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            IMMUCOR, INC.
                            (Registrant)



Date:  April 15, 1998



\s\Edward L. Gallup             Edward L. Gallup, President

\s\Claudio Grossi               Claudio Grossi, Principal Accounting Officer