Form 10-K405
period 1998-05-31
IMMUCOR INC
filed 1998-08-17
CIK 736822

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

   	(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	              X 	THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended May 31, 1998

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

	As of July 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $74,545,537.

	As of July 31, 1998, there were 8,075,349 shares of common stock outstanding.


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

 Since 1992 the Company has worked with the medical instrument manufacturer Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to develop an automated, "walk-away", blood bank analyzer, using Immucor's proprietary Capturer technology called the ABS2000. In March 1996, the Company filed a 510(k) application with the U.S. Food and Drug Administration (the "FDA") for market clearance. On
 July 6, 1998, the Company announced that the FDA cleared the ABS2000 for marketing in the U.S. The instrument is designed for patient testing in hospital transfusion laboratories and is the first fully automated blood bank system that performs blood compatibility tests currently done manually by blood bank technologists. The Company has already begun to implement its plan to introduce the ABS2000 to the U.S. market in fiscal 1999.

 In March 1998, Immucor signed an exclusive distribution agreement with IBG Systems Limited headquartered in England whereby Immucor assumes the sale, marketing and service of all current and future IBG products in North America. IBG presently has the only semi-automated microtitration plate reader available for sale in the U.S. that uses Immucor's proprietary solid phase Capturer assay (registered trademark). With this agreement Immucor also obtained the North American distribution rights for blood bank applications of the ROSYS Plato system manufactured by ROSYS Anthos Ag of Switzerland. The system provides medium sized donor centers and large hospital transfusion laboratories automated liquid and sample handling for processing of microtitration plates and also uses Immucor's proprietary solid phase Capture (registered trademark) assays. The Company plans to introduce the system to the U.S. market in fiscal 1999.

 In 1998, the Company began marketing an automated medical instrument, previously referred to as the ABSHV, utilizing DYNEX Technologies, Inc.'s 510(k) clearance for its product called the DIAS PLUS. The instrument provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's solid phase Capture (registered trademark) assays.

 In January 1997, Immucor signed an exclusive distribution agreement with Biometric Imaging, Inc. to market their novel, proprietary cellular analysis system known as the IMAGN (registered trademark) 2000. This system provides rapid, precise and easy-to-perform cell test procedures to monitor disease progression and the efficacy of therapy for patients undergoing transfusion therapy and for HIV+ patient monitoring. In January 1998 the Company returned the distribution rights for the HIV+ patient monitoring market in order to allow the sales force to focus on Immucor's core market, blood bank and transfusion therapy. In June 1998, not having met contractual minimum purchase requirements, Immucor became the co-exclusive distributor together with Biometric Imaging, Inc. for the transfusion therapy market.

Industry

	Immucor is part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the transfusion of blood and blood components. In the U.S., the FDA treats human blood as a drug and as a biological product, and it treats the transfusion of blood as the administration of a drug and of a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See Regulation of Business.

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

	Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed manually by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed using procedures which the Company believes can be significantly improved using its solid phase testing system to automate the testing procedures. See Products -
 Solid Phase Technology and Blood Bank Automation.

	The Company believes that the worldwide market for traditional blood bank reagents is approximately $250 million, and that this market is relatively mature given current technology. However, because the industry is labor-intensive, the introduction of labor-saving products may provide additional growth in the market. The Company believes that its solid phase blood testing system and automation improves test results and reduces the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products - Solid Phase
 Technology and Blood Bank Automation.

Product

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

	The following table sets forth the products sold by the Company, most of which are manufactured by or exclusively for the Company.

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

Anti-human Globulin                 Used with other products for routine
  Serums (Coombs Serums)            crossmatching, and antibody detection and
                                    identification; allows a reaction to
                                    occur by bridging between antibodies that by themselves could not cause a reaction.

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

Antibody Potentiators               Increase the sensitivity of antigen-
                                    antibody tests.

Quality Control System              Daily evaluation of the reactivity of
                                    routine blood testing reagents.

Monoclonal (Hybridoma)              Detect and identify ABO and other
  Antibody-based Reagents           antigens on red blood cells.

Capture-P (registered               Used for the detection of platelet
  trademark)                        antibodies.

Capture-R (registered               Used to detect and identify unexpected
  trademark)                        blood group antibodies.

Capture-CMV (registered             Used for the detection of antibodies to
  trademark)                        cytomegalovirus.

Capture (registered trademark)-S    Used for the detection of antilipid
                                    antibodies for syphilis screening.

ABS2000 Fully automated blood bank system used for patient ABO/Rh grouping, antibody screening, donor ABO/Rh confirmation testing and patient crossmatch.

 The following table includes additional products not manufactured by the Company but sold by the Company:

Product Group                       Principal Use

Rh (D) Immune Globulin              Administered by injection once during and
  (Human)                           once after pregnancy to an Rh negative
                                    woman who delivers an Rh positive infant to prevent hemolytic disease of the newborn.


HLA Serums                          Transplant typing and paternity testing.

DNA Probes                          Transplant typing, paternity testing,
                                    forensic medicine and genetic research.

Infectious Diseases                 Diagnosis of certain infectious diseases
                                    by the methods of ELISA, Immuno-
                                    fluorescence and Latex Slide Tests.

Clinical Chemistry                  Blood analysis and pathological testing.

Immunofluorescent Monoclonal        Used in clinical research to identify
 Antibodies                         rare cell surface antigens.

Automated Microtitration Plate      Instruments providing laboratories auto-
 Processors and Liquid Handlers     mated batch processing and positive
                                    sample identification of routine blood
                                    donor tests.

Microtitration Plate Reader         Instrument that reads and interprets
                                    test results of Immucor's proprietary
                                    Capture (registered trademark) products.

Microvolume Fluorimetry             Automated cell enumeration and
                                    characterization for patients undergoing transfusion therapy.

 Solid Phase Technology. In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate.
 During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P
 (registered trademark), Capture-R (registered trademark), Capture-CMV (registered trademark), Capture (registered trademark)-S and the Company's ongoing research, the Company believes that solid phase test results can generally be obtained in substantially less time than by existing techniques.

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

	Immucor has approved for sale four test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P (registered trademark); a Red Cell Antibody Detection System, Capture-R (registered trademark); and two Infectious Disease Tests, Capture-CMV (registered trademark) and Capture (registered trademark)-S (see below). In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

	Capture-P (registered trademark): Solid Phase Platelet Antibody Detection System. A key component of plasma is platelets, small cell-like entities that assist in the blood clotting process. A shortage of platelets in the blood can significantly reduce the ability of a patient's body to control bleeding. Certain multi-transfused patients, such as those on chemotherapy, often develop antibodies to random donor platelets. Several techniques have been designed by others to identify compatible platelets from random donors. Such techniques are time consuming and technically difficult to perform, or require expensive equipment, all of which limits their usefulness as routine test procedures. The Company believes that its solid phase platelet antibody detection test provides a simplified test with improved reliability over existing techniques and thus will be suited for routine use in transfusion services. The Company believes that the test provides a more accurate method for matching donor and recipient platelets in order to reduce the probability of an incompatible transfusion. Three products are currently approved for sale in the Capture-P (registered trademark) system. The latest product, Capture-P (registered trademark) Ready-Screen (registered trademark), a solid phase assay for the detection of platelet IgG antibodies, incorporates Immucor's proprietary dried platelet technology. Previous platelet antibody detection tests required a source of freshly drawn platelet samples. Capture-P (registered trademark) Ready-Screen (registered tradmark) is supplied with specially selected platelets dried onto the microtitration plate wells ready for use.

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

 Capture (registered trademark)-S: Solid Phase Test for Syphilis Screening. Syphilis is a venereal disease which can be transmitted by blood and cause severe problems in transfusion patients. The test procedure combines patented cell drying technology with other patented technology to produce a test for the detection of IgG and IgM antibodies in the serum or plasma of blood donors with syphilis. The test is suitable for use in large volume blood donor centers.

 Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists. Based on the results of independent workflow studies, the Company believes that its Blood Bank Automation products significantly reduce the amount of blood bank technologist time required to perform routine blood compatibility tests.

 ABS2000: Fully Automated Blood Bank System. On July 6, 1998, the Company announced it received FDA clearance to market the ABS2000 in the U.S. The automated, "walk-away", blood bank analyzer uses Immucor's proprietary Capture (registered trademark) reagent product technology to perform blood bank patient testing and is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc. The Company has also received clearance to market the instrument in Australia, Belgium, Canada, Denmark, Ireland, Italy, Norway, Portugal, Spain, Sweden and the United Kingdom and has applied to other selected countries for export approval. Although there is no assurance the instrument will gain market acceptance, the Company has already begun to implement its marketing plan for domestic sale of the product during fiscal 1999.

 DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R (registered trademark), Capture-CMV (registered trademark) and Capture(registerd trademark)-S products.

 ROSYS Plato: Microplate Liquid Handler and Sample Processor. The system provides medium sized donor centers and large hospital transfusion laboratories automated liquid and sample handling for processing of microtitration plates and also uses Immucor's proprietary solid phase Capture (registered trademark) assays.

 Multireader Plus: Microplate Reader. Semi-automated spectraphotometric microtitration plate reader that reads and interprets test results of Immucor's proprietary Capture (registered trademark) products. Together with the ROSYS Plato or the DIAS PLUS, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers and large hospital transfusion laboratories.

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


Products Under Development

	Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons whose specific duties are to continue to improve existing products and develop new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions who provide similar services and the Company expects that it will continue to do so. The
 Company intends to continue its product development efforts primarily in the area of solid phase technology and in several other areas that may also be useful in connection with the development of additional solid phase products. For the fiscal years ended May 31, 1998, 1997 and 1996, the Company spent $970,900, $907,100, and $997,900, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers.

	Blood Bank Automation.  The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

 Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to combine the reagent manufacturing expertise of Immucor with the medical instrumentation expertise of Bio-Tek, to develop an automated, "walk-away", blood bank analyzer. Bio-Tek has been responsible for engineering, software develop-ment and manufacturing. The Company announced clearance to market the product in the U.S. from the FDA on July 6, 1998 and continues to upgrade and develop the system to perform other proprietary test applications.

 In 1997, the Company decided to market a second automated medical instrument, previously referred to as the ABSHV, utilizing DYNEX Technologies, Inc.'s 510(k) clearance for its product called the DIAS PLUS. The instrument provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R (registered trademark), Capture-CMV (registered trademark) and Capture (registered trademark) -S products.

 For the six year period ending May 31, 1998 the Company has invested $5 million in instrument research and development principally under research contracts with Bio-Tek and DYNEX.

	Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented, solid phase technology. Currently, the Company is developing a screening test for the detection of weak D antigens on donor red cells.

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

	The Company markets and sells its products to its customers directly through
 61 sales personnel employed by the Company in the U.S., Germany, Portugal,
 Italy, Spain and Canada.  In addition, the Company utilizes 16 sales agents in Italy.  The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business.  The Company believes that it can more effectively market its products through persons who specialize in blood testing reagents and related equipment, as opposed to persons who generally sell a broader line of medical supplies but without any expertise in blood testing products.  Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which assists the
 Company's customers in identifying certain blood group antibodies which are rare or difficult to detect.  Each year Immucor sponsors workshops in the
 U.S. and Europe to which customers are invited to hear the latest develop-
 ments in the field.

	The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 1998, 1997 and 1996, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $24,101,000, $22,130,000 and $18,168,000, respectively, and these sales accounted for approximately
 61%, 62% and 59% of the Company's total net sales for the respective fiscal years. See Note 13 to the Consolidated Financial Statements. Most of the Company's foreign sales occurred in Germany and in Italy where the Company maintains subsidiaries. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the impact of recent changes in the management of the Company's German subsidiary.

Suppliers

	The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 12) and the joint manufacturers of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

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

	In addition to its facilities license, the Company holds several product licenses to manufacture blood grouping reagents. To obtain a product license, the Company must submit the product manufacturing methods to the FDA, perform a clinical trial of its product and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses will be obtained by the Company.

	To sell its products in Germany, Immucor GmbH must license its products with the Paul-Ehrlich-Institute prior to product introduction.  In addition, an import license for products purchased outside the European Economic
 Community is required.  To date, Immucor GmbH has been able to obtain licenses needed to effectively promote its products in Germany and through-
 out Europe.

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
 including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the researchers royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 1998, 1997 and 1996, the Company paid the researchers royalties of approximately
 $389,900, $368,800, and $328,400 under this agreement.

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

	The Company has registered the trademark "Immucor" and several product names, such as "ABS2000", "ImmuAdd", "Capture", "Capture-P", "MCP", "Capture-R", "Ready-Screen", "Ready-ID" and "Capture-CMV".
 Dominion Biologicals Limited has registered the trademark "NOVACLONE".

Competition

	There are other competitors with licenses to manufacture blood banking reagents in the United States. The Company's principal U.S. competitors for blood bank reagents are Ortho-Clinical Diagnostics, a Johnson & Johnson company, and Gamma Biologicals Inc. Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. All of these companies have been established longer, some have larger market shares than the Company, and some have substantially greater financial and other resources than the Company. However, the Company believes that it is properly positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as the Company's Capture (registered trademark) products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

Employees

	At July 31, 1998, the Company had 138 full time employees in the U.S., of whom 35 were in sales and marketing, 88 were in manufacturing, research and distribution, and 15 were in administration. The Company has experienced a low turnover rate among its technical and sales staff, and none of the Company's employees is represented by a union. The Company considers its employee relations to be good.

	At July 31, 1998 in Germany, Portugal, Italy, Spain and Canada, the Company
 had 94 full-time employees, of whom 43 were in sales and marketing, 29 were in distribution and administration and 22 were in manufacturing.

Item 2.-Properties.

	The Company leases approximately 54,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manu-facturing facilities. Rent charges for the fiscal year ended May 31, 1998 were $415,600. The term of the lease is for a five-year period ending
 April 2003 with a right to renew for an additional five years. In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 1998, totaled $184,500. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 1998 totaled $90,300 for 805 square meters. The Company has five separate lease agreements for the facility in Italy. The term of the first lease is through September 1998, the second lease is through April 2000, the third lease is through October 2000, the fourth lease is through September 2002 and the fifth lease is through October 2003. In
 Canada, the FDA approved facility is owned by the Company. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

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

                                              				      High		     Low

Period June 1 through July 31, 1998	  . . . . .	. $	11.118	 	$	8.125

Fiscal Year Ended May 31, 1998
First Quarter	. . . . . . . . . . . . . . . . . .			$ 10.875 	$ 7.125
Second Quarter	.  . . . . . . . . . . . . . . . . .			12.000     	7.750
Third Quarter	. . . . . . . . . . . . . . .. . . ..			10.625    	 7.500
Fourth Quarter	.   . . . . . . . . . . . . . .  . .			10.000  		7.063

Fiscal Year Ended May 31, 1997
First Quarter	. . . . . . . . . . . . . . . . . 			$ 14.000		 $	7.500
Second Quarter	. . . . . . . . . . . . . . . . . 			12.750	  		9.500
Third Quarter	. . . . . . . . . . . . . . . . .  			11.500  			8.750
Fourth Quarter	. . . . . . . . . . . . . . . . .. 			10.500		  	6.125

	As of July 31, 1998, there were 486 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $9.688.

	Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.-Consolidated Selected Financial Data.

        (All amounts are in thousands, except per share amounts)


                                       Year Ended May 31,

                                  1998     1997(1)    1996    1995     1994
Statement of Income Data:
Net sales                        $39,790   $35,653  $30,964  $28,892  $29,581
Cost of sales                     18,167    15,055   12,005   10,865   12,394

Gross profit                      21,623    20,598   18,959   18,027   17,187

Operating expenses:
Selling, general, & admin.        16,873    16,714   14,367   12,575   12,179
Restructuring & other non-recurring
   charges                             -         -        -        -      625
Research and development:
	Instrument                          303       342      493      644    2,005
	General                             668       565      505      486      478

Total operating expenses          17,844    17,621   15,365   13,705   15,287

Income from operations             3,779     2,977    3,594    4,322    1,900

Other:
Interest income                      789       848      868      805      545
Interest expense                    (616)     (486)    (388)    (534)    (618)
Other                                (73)     (197)     102      (62)    (109)

Total other                          100       165      582      209     (182)

Income before income taxes         3,879     3,142    4,176    4,531    1,718
Income taxes                       1,810     1,302    1,403    1,641      992

Net income                      $  2,069  $  1,840 $  2,773 $  2,890  $   726


Earnings per share:
     Basic                      $    .26  $    .23 $    .35 $    .38  $   .09

     Diluted                    $    .25  $    .22 $    .32 $    .37  $   .09

Weighted average shares outstanding:
     Basic                         8,095     8,066    7,867    7,695    7,670

     Diluted                       8,443     8,535    8,653    7,809    7,814



Balance Sheet Data:
Working capital                  $32,948   $31,868  $32,524  $29,101  $21,219
Total assets                      57,544    57,726   47,207   43,979   41,311
Long-term debt, less current
 portion                           8,912    10,666    3,909    5,744        -
Retained earnings                 21,938    19,869   18,029   15,256   12,367
Shareholders' equity              42,433    41,221   39,345   34,067   31,026

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

 (a)	Liquidity and Capital Resources

	Net cash provided by operating activities totaled $3,783,000, $510,000, and
 $2,908,000 for the fiscal years 1998, 1997 and 1996, respectively.  As of
 May 31, 1998, the Company's cash and cash equivalents balance totaled
 $15.8 million.

 During fiscal 1998, the Company experienced an increase in trade accounts receivable of $1,148,000 over the previous year principally due to higher sales levels in the U.S. and Europe. Other accounts receivable decreased $914,000 primarily as a result of a former director repaying loans payable to the Company. See Note 5 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions.

	During fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. Through May 31, the Company repurchased approximately 103,000 shares of its common stock for $877,000 under the program.

 In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company borrowed $4,228,200 (CDN$5,741,000) under a long-term revolving line of credit facility with a U.S. bank maturing December 2001. At the same time, the Company entered into an interest rate swap agreement with a notional amount of $2,577,700 (CDN$3,500,000) also maturing December 2001. This transaction effectively converts the revolver's floating rate to a fixed rate on the principal balance of $2,577,700 (CDN$3,500,000). The interest rate on the remaining principal of $1,167,000 (CDN$1,700,000) is adjusted every 90 days. The balance of the acquisition of Dominion was financed from the issuance to Dominion's former shareholders of subordinated promissory notes totaling $4,228,200 (CDN$5,741,000) due December 1999 and from the issuance of warrants
 (see Notes 3 and 4 to the Consolidated Financial Statements). During fiscal 1998 the Company repaid $385,000 (CDN$541,000) under the long-term revolving line of credit facility leaving a remaining principal balance at May 31, 1998 of $3,569,000 (CDN$5,200,000).

 In March 1995, the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement with a U.S. bank (see Note 4 to the Consolidated Financial Statements). The note, which initially matured September 1998, has been extended to September 2000. At May 31, 1998, the note payable with a principal amount of $1,402,682, and the interest rate swap agreement with a notional principal of the same amount were outstanding. During fiscal 1998 and 1997, the Company repaid $835,490 and $1,290,200, respectively.

 The Company's Italian subsidiary had approximately $268,000 in borrowings under an Italian lira line of credit as of May 31, 1998, with an additional $1.4 million available.

	During fiscal 1998 the Company signed an amendment to its lease for the expansion of the facilities in the U.S. which provides an additional 6,000 square feet of laboratory, training facilities and office space. The
 Company anticipates spending approximately $300,000 in fiscal 1999 to complete the expansion. In addition, the Company plans to spend approximately $400,000 to renovate the manufacturing facilities and approximately $500,000 for the purchase and implementation of a new enterprise software system.

 Management believes that the Company's current cash and cash equivalents balance, internally generated funds, and amounts available under the lines of credit should be more than sufficient to support operations to support planned product introduction and continued improvement and development of products during the next 12 months. Management also believes additional credit lines would be available should the need arise for capital improvements, acquisitions or other corporate purposes.

 (b)	Results of Operations

 Comparison of Years Ended May 31, 1998 and May 31, 1997

 Net sales increased from $35,653,000 in fiscal 1997 to $39,790,000 in fiscal 1998. Net sales from the operations of Dominion Biologicals Limited acquired December 1996 accounted for $2,503,000 of the sales increase (See Liquidity and Capital Resources). The remaining sales increase was caused by higher sales in the U.S. of the Company's blood bank automation products and reagent products used with automation. The Company's European operations increased sales in local currencies by 3%; however, unfavorable exchange rates caused a 2% decline when translated into U.S. dollars.

 As a percent of sales revenue, gross profit margin declined from 58% to 54%. This decline was primarily due to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume, combined with higher manufacturing costs which could not be passed on to customers in the form of higher prices given current competitive market conditions. Other contributing factors included unfavorable foreign exchange rates in Europe and U.S. sales of the DIAS PLUS and IMAGN (registered trademark) 2000 which are sold at lower margins than the Company's proprietary products.

 Selling, general and administrative expenses increased $159,000 over the previous year. Dominion Biologicals Limited acquired in December 1996 accounted for $612,000 of increased selling, general and administrative costs. This increase was offset by savings in Europe which are partially attributable to the effect of unfavorable exchange rates. In the U.S., increases in selling, general and administrative expenses over the prior year of $259,000 were caused primarily by costs related to the Company's instrument programs.

 Interest expense increased from $486,000 in fiscal 1997 to $616,000 in fiscal 1998 as a result of the financing of the acquisition of Dominion Biologicals Limited. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany. See Liquidity and Capital Resources.

	The decrease in other expense of $124,000 as compared to last year was caused by reduced foreign currency transaction losses recorded in Europe.

	As a percent of pretax income, the provision for income taxes increased in fiscal 1998 from 41% to 47%, principally due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the U.S. tax rate. In addition, the provision increased because of the need to provide for income taxes on increased profits in Germany, which are also taxed at higher rates than income in the U.S.

Comparison of Years Ended May 31, 1997 and May 31, 1996

 Net sales increased from $30,964,000 in fiscal 1996 to $35,653,000 in fiscal 1997. Fiscal 1997 results include $2,085,000 in net sales from the operations of Dominion Biologicals Limited acquired December 1996 (see Liquidity and Capital Resources). The remaining sales increase was caused by higher sales in both the U.S. and in the Company's European operations as a result of increased marketing activity.

 As a percent of sales revenue, gross profit margin declined from 61% to 58%. This decline was primarily due to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume, combined with higher manufacturing costs which could not be passed on to customers in the form of higher prices given competitive market conditions.

 Selling, general and administrative expenses increased $2,346,900 over fiscal 1996. The acquisition of Dominion Biologicals Limited in
 December 1996 contributed $512,000 of selling, general and administrative costs. Other increases in selling, general and administrative expenses in fiscal 1997 compared to fiscal 1996 were caused primarily by the addition of sales and marketing personnel both in the U.S. and in Europe, higher trade show, marketing, advertising, and distribution costs, and other costs related to the Company's instrument programs, including the launch of the IMAGN (registered trademark) 2000.

	Interest expense increased from $388,000 in fiscal 1996 to $486,000 in fiscal 1997 as a result of the financing of the acquisition of Dominion Biologicals Limited. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany. See Liquidity and Capital Resources.

	The increase in other expense of $299,000 over the previous year was caused by currency transaction losses recorded in Europe.  An increase in the value of the U.S. dollar during the year required the recognition of a loss in the value of the U.S. dollar liabilities converted from local European currency.

	As a percent of pretax income, the provision for income taxes increased in fiscal 1997 from 34% to 41%, principally due to the earnings of Dominion Biologicals Limited being subject to a higher income tax rate in Canada than the U.S. tax rate. In addition, the provision increased because of the need to provide for income taxes on increased profits in Germany, which are also taxed at higher rates than income in the U.S.

(c) 	Impact of Year 2000

 The Company is aware of the issues that many companies will face as the year 2000 approaches. In order to become year 2000 compliant, the Company has set up a project team to address the issue and has taken the following steps:

 Impact Assessment - Instances where electronics are used in the Company and the associated potential risks have been identified. The Company believes that non-information technology systems and its products are not significant-ly impacted. However, internal business information software is affected and will require program changes in order to become year 2000 compliant.

 Third Party Impact Assessment - The Company has begun to verify the readiness of its significant suppliers and customers through the distribution of a questionnaire. Although this process is not complete, based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations. The Company estimates that this assessment will be completed by February 1999.

 Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software had been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant
 before the summer of 1999.   In North America, since the Company had already
 planned to implement a new enterprise wide internal business information software system by September 1999, the need to make software changes to the existing system are for the most part not required. The Company is current-ly identifying which software package to implement and ensuring that the system is year 2000 compliant. The software should be identified by September 1998, installed by December 1998, tested and modified by August 1999 and be operating by September 1999. The Company will set milestone completion dates during the implementation period of the new software and be monitoring progress closely.

 Contingency Plan - The risk the Company faces is a delay in the implementation of the new internal business information software. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan which would be put into effect should implementation milestones not be met. If by July 1999, it is determined that an August testing and modification milestone cannot be completed, the Company will begin to make program modifications to the exist-ing internal business software. The Company estimates that all modifications and testing can be completed within two months at a cost of less than $20,000 which will be expensed as incurred. Expenses to date are nominal.

 The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions year 2000 problems are not reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.


(d)	Impact of Recently Issued Accounting Standards

 In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earning per Share, which requires the Company to change the method previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded. The Company adopted Statement 128 in the third quarter of fiscal 1998, and the effect of adoption was not material.

 In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company adopted Statement 129 for the year ending May 31, 1998 with no impact on the consolidated financial statements.

 In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not have a significant impact on the Company's consolidated financial statements.

 In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The Company has adopted Statement 131 and the effect of adoption had no impact on the Company's consolidated financial statements.

 In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of Statement 133 will not have a significant impact on the Company's consolidated financial statements.


(e)	Effects of Inflation on Operations

	Since the rate of inflation has slowed during the past few years, raw material prices for the Company's products have not materially increased. The Company believes that any increase in personnel-related expenses or material costs would also be experienced by others in the industry.

Item 8.-Financial Statements and Supplementary Data.

	The following consolidated financial statements of the Company are included under this item:

 -Report of Independent Auditors

 -Consolidated Balance Sheets, May 31, 1998 and 1997

 -Consolidated Statements of Income for the Years Ended May 31, 1998, 1997
  and 1996

 -Consolidated Statements of Shareholders' Equity for the Years Ended
  May 31, 1998, 1997 and 1996

 -Consolidated Statements of Cash Flows for the Years Ended May 31, 1998,
  1997 and 1996

 -Notes to Consolidated Financial Statements

 -Consolidated Financial Statement Schedule


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Immucor, Inc.:

 We have audited the accompanying consolidated balance sheets of Immucor, Inc. as of May 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 Ernst & Young LLP

 Atlanta, Georgia
 July 13, 1998, except for the last two sentences of the fourth paragraph of Note 5 as to which the date is July 31, 1998





 IMMUCOR, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS





                                                          May 31,
ASSETS                                             1998             1997

CURRENT ASSETS:

Cash and cash equivalents                       $15,816,217      $15,718,234
Accounts receivable, trade (less allowance for
 doubtful accounts of $502,372
 in 1998 and $395,076 in 1997)                   12,214,270       11,066,519
Accounts receivable, other                          695,430        1,609,000
Inventories                                       8,462,850        7,662,764
Income tax receivable                                95,166           38,066
Deferred income taxes                               370,029          358,470
Other assets                                        447,661          677,017


  Total current assets                           38,101,623       37,130,070



LONG-TERM INVESTMENT - At cost                    1,000,000        1,000,000

PROPERTY AND EQUIPMENT - Net                      6,018,792        5,333,310

DEFERRED INCOME TAXES                                     -           23,176

OTHER ASSETS - Net                                  801,779        1,401,164

EXCESS OF COST OVER NET TANGIBLE
 ASSETS ACQUIRED                                 11,622,082       12,837,926


                                                $57,544,276      $57,725,646






LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Borrowings under bank line of
 credit agreements                             $    359,325     $    487,161
Accounts payable                                  3,069,973        3,136,117
Income taxes payable                                359,598          391,616
Accrued salaries and wages                          862,550          695,716
Other accrued liabilities                           501,739          551,419

  Total current liabilities                       5,153,185        5,262,029

LONG-TERM DEBT                                    8,911,727       10,665,658

DEFERRED INCOME TAXES                             1,046,814          577,091

SHAREHOLDERS' EQUITY:

Common stock - authorized 30,000,000 shares,
 $.10 par value; issued and outstanding
 8,078,811 in 1998 and 8,078,737 in 1997            807,881          807,873
Additional paid-in capital                       22,079,468       22,502,930
Retained earnings                                21,937,697       19,868,924
Foreign currency translation adjustment          (2,392,496)      (1,958,859)

Total shareholders' equity                       42,432,550       41,220,868

                                                $57,544,276      $57,725,646




See notes to consolidated financial statements.







IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME





                                                 Year Ended May 31,
                                       1998          1997          1996


NET SALES                           $39,790,434   $35,653,617   $30,964,057

COST OF SALES                        18,167,840    15,055,254    12,004,831

GROSS PROFIT                         21,622,594    20,598,363    18,959,226

OPERATING EXPENSES:
Selling, general and administrative 16,872,996 16,714,390 14,367,537 Research and development:
  Instrument                            302,851       342,040       493,010
  General                               668,073       565,101       504,902

                                     17,843,920    17,621,531    15,365,449


INCOME FROM OPERATIONS                3,778,674     2,976,832     3,593,777

OTHER:
Interest income                         788,870       847,916       868,149
Interest expense                       (615,705)     (485,799)     (387,795)
Other                                   (72,650)     (196,745)      102,155

                                        100,515       165,372       582,509



INCOME BEFORE INCOME TAXES            3,879,189     3,142,204     4,176,286

INCOME TAXES                          1,810,416     1,302,290     1,403,651

NET INCOME                          $ 2,068,773   $ 1,839,914   $ 2,772,635




INCOME PER SHARE
    Basic                                $  .26      $   .23        $   .35
    Diluted                              $  .25      $   .22        $   .32



See notes to consolidated financial statements.





IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                     Foreign
                              Additional             Currency      Total
             Common Stock      Paid-In   Retained  Translation  Shareholders'
        Shares      Amount     Capital   Earnings  Adjustment      Equity


BALANCE, JUNE 1, 1995
      7,705,402  $770,540  $18,787,390  $15,256,375  $(747,291)  $34,067,014
Exercise of stock options
        349,887    34,989    2,276,993                             2,311,982
Foreign currency translation adjustment
                                                      (227,756)     (227,756)
Tax benefits related to stock options
                               440,029                               440,029
Other
          (909)       (91)     (18,563)                              (18,654)
Net income
                                          2,772,635                2,772,635



BALANCE, MAY 31, 1996
     8,054,380    805,438   21,485,849   18,029,010   (975,047)   39,345,250
Exercise of stock options
        24,357      2,435      114,217                               116,652
Foreign currency translation adjustment
                                                      (983,812)     (983,812)
Issuance of warrants
                               800,000                               800,000
Tax benefits related to stock options
                               102,864                               102,864
Net income
                                          1,839,914                1,839,914


BALANCE, MAY 31, 1997
     8,078,737    807,873   22,502,930   19,868,924  (1,958,859)  41,220,868
Exercise of stock options
       119,774     11,978      602,419                               614,397
Foreign currency translation adjustment
                                                       (433,637)    (433,637)
Tax benefits related to stock options
                               177,551                               177,551
Exchange of stock for cancellation of non-compete agreement
       (16,500)    (1,650)    (336,369)                             (338,019)
Stock repurchase
      (103,200)   (10,320)    (867,063)                             (877,383)
Net income
                                          2,068,773                2,068,773


BALANCE, MAY 31, 1998
     8,078,811   $807,881  $22,079,468  $21,937,697 $(2,392,496) $42,432,550


See notes to consolidated financial statements.







IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year Ended May 31,

                                          1998          1997          1996

OPERATING ACTIVITIES:
Net income                             $2,068,773    $1,839,914    $2,772,635
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation and amortization of
 property and equipment                 1,392,534     1,198,699     1,087,692
Amortization of other assets and
 excess of cost over net tangible
 assets acquired                          588,555       449,982       328,314
Deferred tax provision                    481,340       276,002       (78,818)
Changes in assets and liabilities:
Accounts receivable, trade             (1,147,751)   (1,347,699)     (943,506)
Accounts receivable, other                913,570    (1,609,000)            -
Income taxes                               88,433       442,315       174,290
Inventories                              (800,086)   (1,241,278)     (462,957)
Other current assets                      146,934        31,559       (17,533)
Accounts payable                          (66,145)      343,539       231,028
Other current liabilities                 117,154       126,101      (182,826)
   Total adjustments                    1,714,538    (1,329,780)      135,684

Cash provided by operating activities   3,783,311       510,134     2,908,319

INVESTING ACTIVITIES:
Purchases of / deposits on property
 and equipment                         (1,506,005)   (2,930,330)   (1,890,488)
Cash paid for acquisition,
 net of cash acquired                           -    (4,366,734)            -
(Increase) decrease in other assets       (35,014)     (481,715)       36,729

Cash used in investing activities     $(1,541,019)  $(7,778,779)  $(1,853,759)

FINANCING ACTIVITIES:

Borrowings (repayments) under line
 of credit agreements                 $   (86,363)  $   (57,367)  $    41,696
Proceeds from issuance of long
  term debt                                     -     4,228,163             -
Repayment of notes payable             (1,246,185)   (1,300,293)   (1,404,060)
Exercise of stock options                 614,397       116,652     2,311,982
Stock repurchases                        (877,383)            -             -
Other                                           -             -       (18,654)

Cash provided by (used in) financing
 activities                            (1,595,534)    2,987,155       930,964

EFFECT OF EXCHANGE RATE CHANGES ON CASH  (548,775)     (533,698)     (193,783)

INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                     97,983    (4,815,188)    1,791,741

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                 15,718,234    20,533,422    18,741,681

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                      $15,816,217   $15,718,234   $20,533,422

Noncash investing and financing activities:
  Exchange of stock for cancellation
    of non-compete agreement          $   338,019   $         -   $         -
  Transfer of equipment deposit to
    property and equipment                562,361             -             -

  Fair value of assets acquired                 -     2,234,241             -
  Cost in excess of assets acquired             -     8,119,926             -
  Liabilities assumed                           -      (959,270)            -
  Notes and warrants issued for
    assets acquired                             -    (5,028,163)            -
  Net cash paid for acquisition       $         -   $ 4,366,734   $         -

CASH PAID DURING THE YEAR FOR:
Interest                              $   662,185   $   325,686   $   387,799
Income taxes                            1,143,802       596,492     1,362,320


See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business - The Company's principal business activities are the development, manufacturing and marketing of immunological diagnostic medical products which constitute one business segment. The Company operates facilities in North America and Europe.

 Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications - Certain prior year balances have been reclassified to conform with the 1997 and 1998 presentation.

 Concentration of Credit Risk - At May 31, 1998 approximately $2,467,000 of the Company's cash balance was on deposit with high quality U.S. financial institutions and $11,478,000 was invested in "AAA" rated municipal bonds and money market funds. At May 31, 1997 approximately $13,051,000 of the Company's cash balance was on deposit with a high quality U.S. financial institution and $2,050,000 of the Company's cash balance was invested in a "AAA" rated security which matured at various dates.

 The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 12) and the joint manufacturers of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

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

 The Company generally does not require collateral from its customers.

 Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

 Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stock-holders' equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis.

 At May 31, 1998 and 1997, the Company held $11,478,000 and $2,050,000 in municipal bonds, overnight Eurodollar investments and money market funds. All investments were classified as available for sale as of May 31, 1998. Fair market value is equivalent to cost at May 31, 1998. All investments held by the Company have original maturities of less than 90 days and are classified as cash and cash equivalents as of May 31, 1998.

 Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead for manufactured goods and material only for goods purchased for resale.

 Long-Term Investment - The long-term investment, representing a 3.4% Common Stock investment in Lionheart Technologies, Inc., acquired in April 1992, is accounted for using the cost method of accounting (see Note 12). Bio-Tek Instruments, Inc., is a wholly owned subsidiary of Lionheart Technologies, Inc.

 Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to ten years.

 Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 1998 and 1997 market rates for similar debt instruments.

 Excess of Cost Over Net Tangible Assets Acquired - Goodwill comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. The Company periodically assesses the recoverability of goodwill based on judgments as to the future profitability of its operations. Accumulated amortization at May 31, 1998 and 1997 was $2,214,000 and $1,754,000, respectively.


 The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impair-ment loss recognized is equal to the difference between the discounted cash flows and the carrying amount of the assets. The Company believes that the carrying value of recorded intangibles is not impaired.

 Foreign Currency Translation - The financial statements of foreign subsid-iaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of income.

 Revenue Recognition - Revenue from the sale of the Company's reagents is recognized upon shipment, and revenue from the sale of the Company's medical instruments is recognized upon the customers' acceptance of such instru-ments.

 Stock Based Compensation - In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and discloses pro forma information regarding net income and earnings per share as required by Statement 123. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for such grants.

	Earnings per Share - In 1997, the FASB issued Statement No. 128, Earnings per Share, changing the calculation and presentation of earnings per share.
 All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

 Impact of Recently Issued Accounting Standards - In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company adopted Statement 129 for the fiscal year ending May 31, 1998, which had no significant impact on the consolidated financial statements.

 In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt Statement 130 for the fiscal year ending May 31, 1999. This statement is not expected to have a significant impact on the consolidated financial statements.

 In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The Company adopted Statement 131 for the fiscal year ended May 31, 1998 and the effect of adoption had no significant impact on the consolidated financial statements.

 In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of Statement 133 is not expected to have a significant impact on the Company's consolidated financial statements.

2.	BALANCE SHEET DETAIL


                                                       May 31,

                                                  1998           1997
Inventories:

Raw materials and supplies                  $  2,668,444     $  2,278,107
Work in process                                  762,475          669,112
Finished goods and goods
  purchased for resale                         5,031,931        4,715,545

                                            $  8,462,850     $  7,662,764


Property and Equipment:

Machinery and equipment                     $  8,665,693     $  7,263,108
Leasehold improvements                           926,894          864,772
Furniture and fixtures                           913,179          857,849

                                              10,505,766        8,985,729
Less accumulated depreciation                 (4,486,974)      (3,652,419)

Property and equipment - net                $  6,018,792     $  5,333,310


3.	PURCHASE OF DOMINION BIOLOGICALS LIMITED

	On December 11, 1996, the Company acquired all of the issued and outstanding common stock of Dominion Biologicals Limited for $9,256,326
 (CDN$12,568,240), plus acquisition costs of $138,571.  The acquisition was principally financed from the proceeds of a bank loan of $4,228,163
 (CDN$5,741,000) and by the issuance of: (a) subordinated promissory notes totaling $4,228,163 (CDN$5,741,000), due three years from the closing date;
 and (b) five and ten year warrants to purchase 478,417 and 150,000 shares of the Company's common stock at $12.00 and $11.98 per share, respectively.
 The Company assigned a value of $800,000 to the warrants.  The Company accounted for this transaction as a purchase business combination.  The results of the operations of Dominion Biologicals Limited since December 11,
 1996 are included in the 1997 Consolidated Statements of Income.

	The purchase price allocation is as follows:

 Current assets                             $1,383,356
 Property and equipment - net                  850,885
 Intangible asset - goodwill                 8,119,926
 Less:  Liabilities assumed                   (959,270)

                                            $9,394,897

	The pro forma unaudited results of operations for the years ended May 31, 1997 and 1996, assuming consummation of the purchase as of June 1, 1995, including financing from the proceeds of a bank loan and issuing subordinated promissory notes and warrants to purchase common stock, are as follows:
                                                   Year Ended
                                          May 31, 1997     May 31, 1996

   Net sales                              $37,458,262      $34,604,574
   Net income                               1,810,411        2,664,386
   Net income per common share:
     Primary                                      .21              .31
     Fully diluted                                .21              .30


4.	BANK CREDIT AGREEMENTS, NOTES PAYABLE AND LONG-TERM DEBT

 The Company's Italian subsidiary has $1,696,000 in line of credit agreements denominated in Lira with three Italian and one Spanish bank bearing interest between 8.5% and 14.5%. Outstanding borrowings were $268,000 and $298,000 under these lines at May 31, 1998 and 1997, respectively, and were guaranteed by the Company. At May 31, 1998, the Company had $1,428,000 available under these line of credit agreements.

 At May 31, 1997 the Company's German subsidiary had a $380,274 line of credit agreement, as amended, denominated in Deutsche Marks with a German bank bearing interest at 7.75%. Outstanding borrowings under this line of credit were $72,046 at May 31, 1997 and there were no outstanding borrowings at May 31, 1998 as the line of credit was extinguished during fiscal 1998.

 In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 (CDN$6,200,000) long-term revolving line of credit facility with a U.S. bank maturing December 2001 and bearing interest at LIBOR plus .4375%. The Company borrowed $4,228,200 (CDN$5,741,000) under this line of credit facility. The Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,577,700 (CDN$3,500,000), also maturing December 2001. This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,577,700 (CDN$3,500,000). The interest rate on the remaining principal balance of $1,167,000 (CDN$1,700,000) is LIBOR plus .4375%, which was 4.875% at May 31, 1998, and is adjusted every 90 days. At May 31, 1998, the outstanding balance of the line of credit facility was $3,569,000 (CDN$5,200,000). The fair value of the interest rate swap agreement (which is nominal at May 31, 1998) is not recognized in the financial statements. The Company also issued subordinated promissory notes to the former shareholders of Dominion totaling $4,228,200 (CDN$5,741,000), bearing interest at 6% payable semi-annually with principal due in December 1999.

 In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to a U.S. bank in Deutsche Marks, which initially matured September 1998 and has been extended to September 2000 with interest of LIBOR plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank, initially maturing September 1998 and extended to September 2000, which effectively converts the note payable's floating rate to a fixed rate of 6.915% per annum up to September 1998 and a rate to be determined for the remaining period provided the Company makes periodic payments. If these payments are not made, future interest rates could vary. At May 31, 1998 and 1997, the outstanding balance of the note payable was $1,402,700 and $2,348,400, respectively, which corresponds to the notional amount of the interest rate swap agreement. The fair value of the interest rate swap agreement (which is nominal at May 31, 1998) is not recognized in the financial statements.

	The notes payable require the maintenance of certain income and other financial ratios, and place certain limited restrictions on the Company's ability to acquire other entities.

	The notes payable and interest rate swap agreements with the U.S. bank are guaranteed by the Company.


5.	ACCOUNTS RECEIVABLE, OTHER

 In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1998 the amount outstanding under the loan was $167,000, and as of July 14, 1998 the loan including accrued interest was fully paid.

 In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and
 $1,311,000 in fiscal 1997. At May 31, 1997, the outstanding amount under the Immucor GmbH loan was approximately $1,300,000, and at May 31, 1998 the aggregate amounts receivable were approximately $528,000.

 Mr. Wilms and his family have granted liens on certain property owned by them in Germany and Portugal to collateralize the loans from the Company and Immucor GmbH, and Mr. Wilms has agreed to grant liens on additional property owned by him and located in the United States.

 Mr. Wilms had agreed to pay all amounts borrowed from the Company and Immucor GmbH, plus interest at 8.25%, plus the Company's expenses in securing the loans, by October 31, 1997. Although the loans had not been repaid by October 31, 1997, the Company agreed to extend the date for payment of these loans to December 31, 1997 based upon the Company's belief that Mr. Wilms had been working diligently to liquidate the collateral to obtain the funds. At December 31, 1997, as Mr. Wilms had not fully repaid these amounts, the Company began to arrange the sale of some or all of the collateral to the extent necessary to recover the unpaid balance of the loan. Since December 31, 1997 and up to May 31, 1998 the Company had arranged the sale of collateral reducing the debt to approximately $695,000 and subsequent to May 31, 1998 the Company sold other collateral and gained legal title to a U.S. residential rental property previously held by Mr. Wilms. The aggregate amount payable to the Company by Mr. Wilms as of July 31, 1998 was approximately $123,000.

 The Company believes it has adequate collateral to extinguish the remaining debt and, with Mr. Wilm's assistance, is arranging for the liquidation of this collateral.

 Mr. Wilms has had no continuing employment or consulting relationships with Immucor, Inc. or Immucor GmbH since December 31, 1997.


6.	COMMON STOCK

 At May 31, 1998, the following shares of Common Stock are reserved for future issuance:

 Common stock options - directors and employees              	1,953,643

 Common stock warrants - other	                                 933,668

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

 In connection with other prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expire in 2001. At May 31, 1998, 219,749 of the 375,000 warrants had been exercised and as of July 31, 1998 363,499 had been exercised. The remaining 11,501 warrants are currently exercisable and expire in 2008.

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

 If a person or a group acquires at least 20% ownership, except in an offer approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, Common Stock or Common Stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 20% owner-ship, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of Common Stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.

7.	STOCK OPTIONS

 The Company has various stock option plans which authorize the Company's Compensation Committee to grant employees, officers and directors options to purchase shares of the Company's Common Stock. Exercise prices of stock options are determined by the Compensation Committee and have generally been the fair market value at the date of the grant.

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

 Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.22%, 6.36% and 6.27% in fiscal 1998, 1997 and 1996 respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of .458 for 1998 and .473 for 1997 and 1996 based on quarterly closing prices since 1986; and an expected life of each option of 8 years.

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                             1998        1997         1996

Net income as reported                   $2,068,773   $1,839,914   $2,772,635

Pro forma net income                     $1,646,037   $1,738,227   $2,749,562

Earnings per share as reported:
     Basic                                   $  .26       $  .23       $  .35
     Diluted                                 $  .25       $  .22       $  .32

Pro forma earnings per share:
     Basic                                   $  .20       $  .22       $  .35
     Diluted                                 $  .19       $  .20       $  .32

 Because Statement 123 is applicable only to options granted subsequent to May 31, 1995, its pro forma effect will not be fully reflected until 1999.


 The Company is authorized to issue up to 1,953,643 shares of its
 Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2008. Transactions involving these stock option arrangements are summarized as follow:
                                                               Weighted
                                                Range          Average
                                             of Exercise       Exercise
                                  Shares        Prices          Price


 Outstanding at May 31, 1995    1,775,266  	$3.00	-$10.00      $ 7.11
   Granted                         29,000   	9.00	-	15.375      10.60
   Exercised                     (144,200)  	3.00	- 	9.33        4.98
   Canceled                       (27,719)  	3.00	- 	9.33        7.63

 Outstanding at May 31, 1996    1,632,347   	3.00	- 15.375       7.38
   Granted                         36,500  	9.375	- 10.50        9.92
   Exercised                      (24,357)  	4.59	-	 6.25        4.79
   Canceled                             -

Outstanding at May 31, 1997     1,644,490    	3.00	-	15.375      7.53
  Granted                         343,500    	8.00	- 12.00       8.20
  Exercised                      (119,774)   	3.00	- 	6.00       5.13
  Canceled                        (77,250)   	6.00	-	12.00       7.10

Outstanding at May 31, 1998     1,790,966    	3.13	-	15.375      7.84

 At May 31, 1998 and 1997, options for 1,293,535 and 1,238,240 shares of
 Common Stock, respectively, were exercisable, and 162,677 and 309,153 shares of Common Stock, respectively, were available for future grants.

 The following table as of May 31, 1998 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

                         Options Outstanding          Options Exercisable
                                        Weighted
                             Weighted   Average       Number
 Range of            Number  Average    Contractual    of       Weighted
 Exercise             of     Exercise   Life          Shares    Average
 Prices              Shares  Price      (Years)       Price     Exercise

$ 3.13 - $ 5.50     133,229    $5.29       2.16      129,479    $5.28
  6.00 -   9.88   1,607,737     7.96       5.38    1,143,556     8.11
 10.00 -  15.38      50,000    10.88       7.31       20,500    11.02
  3.13 -  15.38   1,790,966     7.84       5.20    1,293,535     7.87


8.  EARNINGS PER SHARE

 In 1997, the FASB issued Statement No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share ex-cludes dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share.

                                               Year Ended May 31,
                                         1998         1997         1996
Numerator for basic and diluted
 earnings per  share:
  Income available to common
    shareholders                     $2,068,773    $1,839,914    $2,772,635

Denominator:
  For basic earnings per share -
   weighted average basis             8,095,254     8,066,137     7,867,354

Effect of dilutive stock options
   and warrants                         347,847       468,947       786,011

  Denominator for diluted earnings
  per share-adjusted weighted-
  average shares                      8,443,101      8,535,084    8,653,365

Basic earnings per share                  $0.26          $0.23        $0.35

Diluted earnings per share                $0.25          $0.22        $0.32


9.	OPERATING LEASE COMMITMENTS

 The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2003 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $690,400 in fiscal 1998, $672,600 in fiscal 1997 and $630,300 in fiscal 1996.

 In Germany, the office facility is leased from a company owned by Mr. Josef Wilms' family (see Note 5). Rental payments under this lease were $184,500, $209,100 and $260,300 for fiscal 1998, 1997 and 1996, respectively.

 The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1998:

  Year Ending May 31:
      1999	                 	$   686,614
      2000                     		699,954
      2001	                     	687,735
      2002	                     	702,158
      2003                     		660,545
 Thereafter                  		1,237,308

                               $4,674,314

 The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.


10.	INCOME TAXES

 Sources of income before income taxes are summarized below:


                                                Year Ended May 31,
                                        1998          1997          1996

Domestic Operations                 $1,962,591    $2,122,795    $4,014,011
Foreign Operations                   1,916,598     1,019,409       162,275

Total                               $3,879,189    $3,142,204    $4,176,286

The provision for income taxes is summarized as follows:


                                                 Year Ended May 31,
                                        1998          1997         1996

Current:
   Federal                             $652,941     $648,258    $1,378,290
   Foreign                              645,914      327,647        (8,585)
   State                                 30,221       50,383       112,764

                                      1,329,076    1,026,288     1,482,469

Deferred:
   Federal                               10,394      (25,849)      (70,521)
   Foreign                              469,723      304,892             -
   State                                  1,223       (3,041)       (8,297)

                                        481,340      276,002       (78,818)

Income taxes                         $1,810,416   $1,302,290    $1,403,651


 Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
 Based on an assessment of all available evidence including, but not limited to, the Italian subsidiary's operating history and lack of profitability, the Company is uncertain as to the realizability of the Italian subsidiary's net operating loss carryforwards and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. The tax effects of significant items comprising the Company's net deferred tax liability at May 31, 1998 and 1997 are as follows:

                                               Year Ended May 31,
                                              1998            1997
Deferred tax liabilities:
	Amortization                             $(1,439,110)    $(1,568,309)
	Depreciation                                (228,949)       (199,377)
Deferred tax assets:
	Reserves not currently deductible             75,767          69,166
	Foreign operating loss carryforwards       1,358,556       1,967,222
	Uniform capitalization                       302,939         282,608

                                               69,203         551,310
Valuation allowance                          (745,988)       (746,755)

Net deferred tax liability                $  (676,785)     $ (195,445)

 The Company's effective tax rate differs from the federal statutory rate as follows:
                                                      Year Ended May 31,
                                                  1998      1997      1996
Federal statutory tax rate                         34%       34%       34%
State income taxes, net of federal tax benefit      1         1         2
Interest on state municipal obligations            (2)       (3)       (3)
Foreign Sales Corporation commissions              (5)       (5)        -
Higher effective income tax rates of other
 countries                                         10         6         -
Excess of cost over tangible assets acquired - net  3         2         -
Research and development tax credits               (1)       (1)       (1)
Other                                               7         7         2

                                                   47%       41%       34%

 As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $122,409, $47,722, and $384,887 in fiscal 1998, 1997 and 1996, respectively.
 Additionally, the Company recorded income tax benefits of $55,142 in fiscal 1998, 1997 and 1996, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology (Note 11). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

 At May 31, 1998, the Company's German subsidiary had net operating loss carryforwards for income tax purposes of approximately $1,152,967 which do not expire. The net operating loss carryforwards result primarily due to differences in the timing of amortization deductions. At May 31, 1998, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of approximately $1,620,818 which expire in 2000 and 2001.

11.	TECHNOLOGY RIGHTS

 In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the inventors royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $389,900, $368,800 and $328,400 in fiscal 1998, 1997 and 1996, respectively.

12.	INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

 The Company has contracted with Bio-Tek Instruments, Inc. (see Note 1) for the development of a fully automated, "walk-away", blood bank analyzer.
 Known as the ABS2000, the analyzer utilizes the Company's patented Capture (registered trademark) products technology and is being marketed in Europe and will be marketed in the United States in fiscal 1999 to hospital trans-fusion laboratories for patient testing. Under the terms of the 15 year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its develop-ment costs and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. In order to maintain the exclusive worldwide marketing rights the Company must purchase 250 instruments over a 6 year period beginning with the delivery of the first production instrument which occurred in fiscal 1997. If the Company purchases less than 250 instruments over a 6 year period it has the right to continue to purchasing the instruments on a non-exclusive basis. On July 6, 1998, the ABS2000 was cleared by the FDA for marketing in the United States.

 During fiscal 1996, the Company entered into a second development and manu-facturing agreement with DYNEX Technologies, Inc ("DYNEX"). Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture products technology which will be marketed by the Company to blood donor centers for donor testing. In ex-change for reimbursing DYNEX for its development costs and pursuing FDA 510(k) approval, the Company is granted exclusive distribution rights to sell the instrument to blood banks and centralized and hospital transfusion laboratories. In order to maintain exclusive distribution rights the Company must purchase 240 instruments over a 3 year period beginning on the date FDA 510(k) clearance is granted. The 510(k) application has yet to be submitted. If the Company does not purchase the minimum amount of instruments within the time period specified the Company has the right to continue purchasing the instruments on a non-exclusive basis. Based upon the Company's current projections, it does not appear that these minimums will be met.

 In fiscal 1998, 1997 and 1996, the Company incurred $302,850, $342,040 and $493,010, respectively, in instrument research and development costs principally under these contracts.


13.	DOMESTIC AND FOREIGN OPERATIONS

 Information concerning the Company's domestic and foreign operations is summarized below (in 000s):


                             Year Ended May 31, 1998

                    U.S.   Germany  Italy  Canada  Other  Elimi-   Consol-
                                                          nations  idated
Net sales:
  Unaffiliated
   customers      $19,207  $9,493  $5,834  $4,439  $817         -   $39,790
   Affiliates       3,716     285       -     149     -   $(4,150)        -
      Total        22,923   9,778   5,834   4,588   817    (4,150)   39,790

Income from
  operations          808   1,134     438   1,290    88        21     3,779

Identifiable
   assets          31,851   8,085   9,916   9,593 1,514    (3,415)   57,544

Net assets         45,060   4,282  (1,101)  1,404   758    (7,970)   42,433


                                  Year Ended May 31, 1997

                    U.S.   Germany  Italy   Canada   Other   Elimi-  Consol-
                                                             nations  dated
Net sales:
  Unaffiliated
   customers      $17,184  $10,103  $5,750  $2,013   $604         -  $35,654
   Affiliates       3,731      324       -      72      -   $(4,127)       -
      Total        20,915   10,427   5,750   2,085    604    (4,127)  35,654

Income from
  operations          860    1,234     377     589    (77)       (6)   2,977

Identifiable
  assets           31,581    9,258   9,271  10,319  1,024    (3,727)  57,726

Net assets         44,227    4,073    (981)  1,156    137    (7,391)  41,221


                                    Year Ended May 31, 1996

                   U.S.  Germany   Italy   Canada   Other   Elimi-    Consol-
                                                            nations   idated
Net sales:
  Unaffiliated
   customers     $15,954  $9,847   $4,794      -    $369         -   $30,964
   Affiliates      3,432     218        -      -       -   $(3,650)        -
      Total       19,386  10,065    4,794      -     369    (3,650)   30,964

Income from
  operations       2,777   1,162     (43)      -    (304)        2     3,594

Identifiable
  assets          31,701  10,360    8,909      -     636    (4,399)   47,207

Net assets        42,552   4,027     (769)     -  (1,211)   (5,254)   39,345

 During the years ended May 31, 1998, 1997 and 1996, the Company's U.S. operation made net export sales to unaffiliated customers of approximately $3,518,000, $3,660,000 and $3,158,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $1,191,000, $1,189,000 and $829,000 for the years ended May 31, 1998, 1997, and 1996, respectively. The Company's Canadian operation made export net sales to unaffiliated customers of $3,137,000 and $1,418,000 for the years ending May 31, 1998 and 1997, respectively.

 Product sales to affiliates are valued at market prices.

14.	RETIREMENT PLAN

	The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 1998, 1997 and 1996, the Company's matching contributions to the plan were $88,000, $101,000 and $93,000, respectively. Vesting in the Company's matching contributions is based on years of continuous service.


15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
                           (In thousands, except per share amounts)

                                                           Basic     Diluted
                         Net    Gross   Operating  Net    Earnings   Earnings
                        Sales   Margin  Income    Income  Per Share  Per Share

FISCAL 1998
First Quarter          $9,273   $5,426   $1,004    $558     $.07        $.07
Second Quarter         10,192    5,431      971     546      .07         .06
Third Quarter          10,155    5,363      916     465      .06         .06
Fourth Quarter         10,170    5,403      888     500      .06         .06

                      $39,790  $21,623   $3,779  $2,069     $.26        $.25

FISCAL 1997
First Quarter          $7,957   $4,819     $831    $597     $.07        $.07
Second Quarter          8,357    4,837      695     483      .06         .06
Third Quarter           9,640    5,706      884     344      .04         .04
Fourth Quarter          9,700    5,236      566     416      .05         .05

                      $35,654  $20,598   $2,976  $1,840     $.23        $.22


IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1998, 1997 AND 1996

                            Balance at   Charged to                Balance
                            Beginning    Costs and    Deduction    at End
                            of Period     Expense     (Note 1)     of Period

1998:
Allowance for doubtful
  accounts                   $395,076     $114,334     $(7,038)     $502,372

1997:
Allowance for doubtful
  accounts                   $350,545      $75,521    $(30,990)     $395,076

1996:
Allowance for doubtful
  accounts                   $233,197     $118,682     $(1,334)     $350,545


 Note 1:	"Deductions" represent accounts written off during the period less recoveries of accounts previously written off.




Item 9.-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.

PART III

Item 10.-Directors and Executive Officers of the Registrant.

	The following table sets forth certain information concerning the directors and executive officers of the Company.

Name	                	          Age   	Position with Company

Edward L. Gallup                59    	Chairman of the Board of Directors,
                                       President and	Chief Executive Officer
Ralph A. Eatz		                 54    	Director and Senior Vice President -
                                       Operations
Dr. Gioacchino De Chirico	      45    	Director, Director of European
                                       Operations and President of Immucor
                                       Italia S.r.l
Steven C. Ramsey		              49    	Vice President - Chief Financial
                                       Officer and Secretary
Daniel T. McKeithan		           74    	Director
Didier L. Lanson		              48    	Director
G.  Bruce Papesh		              51    	Director
Dennis M. Smith, Jr., MD		      46    	Director
Joseph E. Rosen	               	54    	Director

	All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and have qualified or until their earlier death, resignation, or removal. All executive officers serve at the pleasure of the Board of Directors.

	Messrs. Gallup and Eatz founded Immucor in 1982, and have 34 and 30 years experience in the blood banking diagnostic reagent industry. In addition, they worked together for approximately six years at Biological Corporation of America ("BCA"), now the blood banking reagents division of Biopool, Inc. Including the time they worked together as officers of BCA and Immucor, they now have worked together as a management team for over 23 years in the blood banking diagnostic reagent business.

	Edward L. Gallup has been Chairman of the Board of Directors, President and
 Chief Executive Officer of the Company since its founding.  Mr. Gallup has worked in the blood banking business for over 34 years.

	Ralph A. Eatz, who has been working in the blood banking reagent field for over 30 years, has been a director and Vice President - Operations of the Company since its founding, and Senior Vice President - Operations since
 December 1988.

	Dr. Gioacchino De Chirico has been Director of European Operations since May 1998 and President of Immucor Italia S.r.l. since February 1994. From
 1989 until 1994, he was employed in the United States by Ortho Diagnostic Systems, Inc., a Johnson and Johnson Company, as General Manager, Immuno-cytometry, with worldwide responsibility. From 1979 until 1989, he was with Ortho Diagnostic Systems, Inc., in Italy, where he began as a sales representative and held several management positions, including Product
 Manager and European Marketing Manager for Immunology and Infectious
 Disease products. Immucor Italia S.r.l. was acquired by the Company on September 30, 1991.

	Steven C. Ramsey accepted the position of Vice President and Chief Financial
 Officer on March 30, 1998.  Mr. Ramsey has for the previous six years worked for International Murex Technologies Corporation, the last three as Chief
 Financial Officer.  He has more the 25 years of financial management experience.

	Daniel T. McKeithan has been a director of the Company since February 28, 1983. Since 1986, he has served as a consultant to health care companies. From April 1979 until March 1986 he was employed by Blood Systems, Inc., a supplier of blood and blood products, as a general manager and as Executive Vice President of Operations. Mr. McKeithan also has 30 years experience in pharmaceutical and diagnostic products with Johnson and Johnson, Inc., including Vice President - Manufacturing of the Ortho Diagnostic Systems division.

	Didier L. Lanson has been a director of the Company since October 24, 1989.
 Since September 1992, he has served as Vice President, Europe, of SyStemix
 International, a publicly traded biotechnology company recently acquired by
 Novartis Biotech Holding Company.  He is currently Vice President Global
 Operations and International Affairs of SyStemix Inc. and General Manager of
 SyStemix International, a subsidiary of SyStemix Inc., located in France.
 SyStemix Inc. is primarily engaged in the development of cellular and gene therapy products.  He was a Director and the President and CEO of
 Diagnostics Transfusion ("DT"), a French corporation which develops, manu-
 factures and distributes reagent products, and President and CEO of ESPACE
 VIE, a French corporation which develops and markets pharmaceutical blood based products and biotech products, from 1987 until December 1991.

	G. Bruce Papesh is the co-founder of Dart, Papesh & Co., a Lansing, Michigan based company that provides investment consulting and other financial services.  He has served as President of Dart, Papesh & Co. Inc., since 1987.
 Mr. Papesh has over 28 years of experience in investment services while serving in stock broker, consulting and executive management positions.  Mr.
 Papesh also serves as a Director and as Secretary of Neogen Corporation, an
 agricultural biotechnology company.

	Dennis M. Smith, Jr., MD is the Chairman of the Section of Pathology and the
 Director of Laboratories at Columbia Memorial Hospital in Jacksonville,
 Florida.  In addition to these duties, Dr. Smith is a member of the Board of Directors of Medical Equity Partners, Jacksonville, Florida, Vice
 President of Laboratory Physicians, St. Petersburg, Florida and Managing
 Director, Florida Region of AmeriPath, Inc.  Dr. Smith is a past president of the American Association of Blood Banks and is currently Chairman of the
 Board of Trustees of the National Blood Foundation. He has over 19 years of experience in the medical field.

	Joseph E. Rosen has been with Sera-Tec Biologicals since its inception in 1969 and has served as President for the past fifteen years. Mr. Rosen is currently serving as Chairman of the Board of the American Blood Resources Association, the plasma industry trade group, and has been a member of the Board of Directors of several public and private health care companies. He has over 25 years of experience in the blood banking industry.

	There are no family relationships among any of the directors or executive officers of the Company.

	Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's
 Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all
 Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended May 31, 1998, all filing requirements applicable to its executive officers, directors, and owners of more than ten percent of the Company's Common Stock were complied with.


Item 11.-Executive Compensation.

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

                        SUMMARY COMPENSATION TABLE


                                                    Long Term
                                                    Compensation
                        Annual Compensation         Awards

 Name and                                 Other       Securities    All Other
 Principal                             Annual Comp-   Underlying    Compensa-
 Position            Year   Salary     ensation (1)   Options (2)   tion (3)

Edward L. Gallup     1998   $190,253    $35,619                -      $4,752
Chairman of the      1997    183,993     33,415                -       4,812
Board, President     1996    176,587     31,633                -       4,945
and Chief Executive Officer

Ralph A. Eatz        1998    185,091     29,628                -       4,726
Director and         1997    178,593     28,108                -       4,782
Senior Vice          1996    170,913     26,738                -       4,975
President - of Operations

Dr. Gioacchino       1998    150,575     12,752                -           -
    De Chirico       1997    177,188     13,021                -           -
President, Immucor   1996    180,073     11,731                -           -
Italia, S.r.l. and Director of
European Operations

Steven C. Ramsey(4)  1998     14,385          -           30,000           -
Vice President - Chief Financial
Officer and Secretary

Richard J. Still(5)  1998    137,928     15,764                -       3,241
Former Director,     1997    178,593     24,639                -       4,778
Senior Vice Pres-    1996    170,981     23,058                -       5,038
ident - Finance, Treasurer
and Secretary

Josef Wilms (6)      1998     29,156      2,408                -      75,461
Former President,    1997    193,548     16,093                -           -
Immucor, GmbH        1996    202,131     17,663                -           -

 (1) Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 1998 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico,
 life insurance premiums of $26,019, $20,028 $9,364, $317 and $3,152, respectively, and an allowance for automobile expenditures for Mr. Gallup,
 Eatz and Dr. De Chirico of $9,600 each, for Mr. Still $6,400 and for Mr.
 Wilms $2,091.  For 1997 - for Mr. Gallup, Eatz, Still, Wilms, and
 De Chirico, life insurance premiums of $23,815, $18,508, $15,039, $1,898, and $3,421, respectively, and an allowance for automobile expenditures for
 Mr. Gallup, Eatz, Still and Dr. De Chirico of $9,600 each and for Mr. Wilms $14,195. For 1996 - for Mr. Gallup, Eatz, Still, Wilms, and De Chirico,
 life insurance premiums of $22,033, $17,138, $13,458, $2,059 and $2,131, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz, Still and Dr. De Chirico of $9,600 each, and for Mr. Wilms $15,604.
 (2) Represents options granted under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $8.38. 50% of the options are exercisable beginning April 20, 2000, and 25% per year thereafter.
 (3)	Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers and for Mr. Wilms' consulting fees for August 1 through December 31, 1997.
 (4)	Mr. Ramsey assumed the position of Vice President and Chief Financial
 Officer in April 1998.
 (5)	Mr. Still resigned as Director, Senior Vice President-Finance, Treasurer
 and Secretary in January 1998.
 (6)	Mr. Wilms resigned as President of Immucor GmbH in July 1997 and was retained as a  consultant until December 31, 1997.


Stock Options

	Options Granted. During the fiscal year ended May 31, 1998, stock options were granted to Mr. Ramsey under the 1995 Stock Option Plan. No other options have been granted during the fiscal years ended May 31,1998, 1997 and 1996 to the executive officers listed in the Summary Compensation Table.

 The table below sets forth information regarding the options granted during the fiscal year ended May 31, 1998, to Mr. Ramsey.

                    OPTION GRANTS IN LAST FISCAL YEAR

	            Individual Grants
        		Number of  	% of Total                 Potential Realizable Value at
		        Securities 	Options         		       	       Assumed Annual Rates of
		        Underlying 	Granted to   Exercise or        Stock Price Appreciation
		        Option s   	Employees	   Base Price			Expiration   For Option Term
	Name    	Granted (#) in Fiscal Yr ($/share) 		 Date		        	5%			     10%


Steven C.
Ramsey (1)   30,000	    9.6%	     	$8.38     			4/16/08				$158,100			$400,800

 (1)	50% of the options are exercisable beginning April 20, 2000, and 25% per year thereafter.


Option Holdings

	The table below presents information concerning option exercises during the past fiscal year and the value of unexercised options held as of the end of the fiscal year by each of the individuals listed in the Summary Compensation
 Table.

                         FISCAL YEAR-END OPTION VALUES

                              Number of Securities
                           Underlying  Unexercised      Value of Unexercised
           Shares                Options at           In-the-Money Options at
      Acquired On   Value     May 31, 1998                May 31, 1998 (1)
         Exercise Realized Exercisable Unexercisable Exercisable Unexercisable Edward L.
 Gallup      -         -      134,250     15,000       $118,125     $39,375
Ralph A.
 Eatz        -         -      134,250     15,000        118,125      39,375
Dr. Gioacchino
 De Chirico  -         -       60,000     15,000        157,500      39,375
Steven C.
 Ramsey      -         -           -      30,000              -       7,350
Richard J.
 Still  31,800   $96,300     102,450           -         34,650           -
Josef  Wilms (2)
        43,600   158,670     234,400           -        129,456

 (1)  	Based on the difference between the exercise price and the closing
 price for the Common Stock on	May 31, 1998, of $8.625 as reported by NASDAQ.
 (2) Includes warrants to purchase 143,750 shares of Common Stock at an exercise price of $7.75, issued in connection with the acquisition of Immucor GmbH.


Compensation Committee Interlocks and Insider Participation

	The Compensation Committee has responsibility for determining the types and amounts of executive compensation, including setting the number of stock options that can be granted to executive officers as a group.  Messrs. Eatz,
 McKeithan, Papesh and Lanson are members of the Compensation Committee.  The
 Stock Option Committee determines the number of shares to be granted to individual executive officers.  Messrs. Gallup and Eatz are members of the
 Stock Option Committee.  Ralph A. Eatz has been a director and Vice
 President - Operations of the Company since its founding, and Senior Vice
 President - Operations since December 1988 and participates in decisions on executive compensation.  Neither Mr. McKeithan, Mr. Papesh nor Mr. Lanson
 are, nor have they ever been, officers or employees of the Company.  Edward
 L. Gallup and Ralph A. Eatz are the founders of the Company, have been directors and executive officers of the Company since its inception, and each of them participates in decisions on all stock options granted.

Compensation of Directors

	Members of the Board of Directors, who are not also executive officers of the Company, receive $500 per meeting and are reimbursed for all travel expenses to and from meetings of the Board. In addition, the Company provides each of the non-employee directors a grant of an option to purchase shares of the Company's common stock upon their election as a director at the stock's then current fair market value, and at the direction of the Board, they may receive additional options. The amount of shares subject to the option is determined at the time of the grant. Messrs. McKeithan and Lanson hold 13,750 options each and Messrs. Papesh, Smith and Rosen hold 10,000 options each to purchase shares of the Company's common stock.

Employment Contracts, Termination of Employment and Change of Control
 Arrangements

	The Company has in effect employment agreements (the "Agreements") with two of its executive officers:  Edward L. Gallup and Ralph A. Eatz
 (individually, "the Employee") entered into on January 1, 1986.  Each of the
 Agreements renews for a period of five years from each anniversary date unless sooner terminated.  If the Company terminates the employment of the
 Employee "without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed in a single lump sum payment upon such termination.  "Without cause" is defined in the Agreements to include (i) the sale, exchange, or other disposition, in one transaction, or in a series of related transactions, of at least 20% of the Company's outstanding shares of capital stock (but not including a purchase and sale of the Company's Common Stock by an underwriter in a public offering), (ii)
 the sale of substantially all of the Company's assets to a purchaser or a group of associated purchasers, whether in a single transaction or a series of related transactions, (iii) under certain circumstances, the merger or consolidation of the Company, or (iv) the occurrence of any change in control of the Company within the meaning of the federal securities law.
 "Without cause" also includes the relocation of the Employee without the
 Employee's consent.

 Immucor GmbH had in effect an employment agreement with Josef Wilms, prior to his resignation, effective for an indefinite period and subject to termination by either party at the end of each calendar half year upon six months prior notice. A termination by Immucor GmbH required a decision by the Company as its sole shareholder. Under the terms of the employment agreement, Mr. Wilms agreed to refrain from competition with Immucor GmbH for a period of two years following the termination of the agreement, and Immucor GmbH agreed to pay Mr. Wilms monthly installments of 1/16 of his annual compensation for such forbearance. Immucor GmbH had the right to release Mr. Wilms from his noncompetition obligations, in which case Mr. Wilms would not have been paid. A new agreement signed in fiscal 1998 supercedes the above and releases Immucor from any further obligations under the Employment Agreement and requires Mr. Wilms to refrain from competition with Immucor Inc. until December 31, 1999. Currently, Mr. Wilms is no longer an employee or consultant to the Company. See Item 13 - Certain Relationships and Related Transactions.

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

 The Company has in effect an employment agreement (the "Agreement") with Mr. Steven C. Ramsey entered into on April 7, 1998. The Agreement renews for a period of eighteen months from each anniversary date unless sooner terminated. If the Company terminates employment "without cause", the Employee would continue to receive his base compensation in installments payable every two weeks for a period of eighteen months. "Without cause" is defined in the Agreement to include (i) the sale, exchange, or other disposition, in one transaction, or in a series of related transactions, of at least 20% of the Company's outstanding shares of capital stock, (ii) the sale of substantially all of the Company's assets to a purchaser or a group of associated purchasers, whether in a single transaction or a series of related transactions, (iii) under certain circumstances, the merger or consolidation of the Company, or (iv) the occurrence of any change in control of the Company within the meaning of the federal securities law.
 Mr. Ramsey has agreed to refrain from competition with Immucor for a period of three years after his employment has terminated and for any additional period that he is compensated by the Company.


Item 12.-Security Ownership of Certain Beneficial Owners and Management.

	The following table sets forth as of July 31, 1998, the number of shares of
 Common Stock of Immucor beneficially owned by each director of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.

Name of Beneficial Owner
(and address for those 	                   Shares	          Percent
owning more than five percent)	           Owned(1)	        of Class(1)

Edward L. Gallup 	                     244,357 (2)            	3.0%

Ralph A. Eatz                         	322,526 (2)	            3.9%

Dr. Gioacchino De Chirico	              60,000 (3)            		*

Steven C. Ramsey                        	1,500	                 *

Didier L. Lanson                       	11,250 (4)             	*

Daniel T. McKeithan                    	56,278 (4)	             *

G.  Bruce Papesh                          	500 (5)             	*

Dennis M. Smith                        	35,312                 	*

Joseph E. Rosen                             	-                 	-

Wellington Management Co. LLP	         522,000 (6)	            6.4%
75 State Street
Boston, MA  02109

All directors and executive officers
as a group (nine persons)            	 731,723	                8.8%

	* less than 1%.

 (1)	Except as otherwise noted herein, percentages are determined on the basis of 8,075,349 shares of Common Stock issued and outstanding plus securities deemed outstanding pursuant to Rule 13-3(d)(1) of the Securities Exchange Act of 1934, as amended. As a result, the percentage of shares of Common Stock is calculated assuming that the beneficial owner has exercised any options held by such beneficial owner that are currently exercisable, or exercisable within 60 days of July 31, 1998, and that no other options have been exercised by anyone else. Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares.

 (2) Includes for Messrs. Gallup and Eatz an option to acquire 89,250 shares at an exercise price of $9.33 and an option to acquire 45,000 shares at an exercise price of $6.00.

 (3)	Includes a currently exercisable option to acquire 15,000 shares of
 Common Stock at an exercise price of $6.00 and an option to acquire 45,000 shares of Common Stock at an exercise price of $6.00.

 (4)	Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share and a currently exercisable option to acquire 7,500 shares at $6.00 per share.

 (5)	Includes 400 shares over which Mr. Papesh shares investment power in his role as an investment advisor.

 (6) Wellington Management Co. LLP ("WMC") reported in a Schedule 13G dated January 14, 1998, that WMC in its capacity as an investment adviser may be deemed to beneficially own 522,000 shares or 6.4% of the Company, which are held of record by clients of WMC. WMC indicated that it had the shared power to vote or direct the vote of 335,000 shares and shared power to dispose or to direct the disposition of 522,000 shares and that it had no sole power to vote or dispose of the shares.


Item 13.-Certain Relationships and Related Transactions.

	The Company's German subsidiary, Immucor Mediziniche Diagnostik GmbH ("Immucor GmbH"), leases approximately 1,566 square meters of space from a corporation of which Josef Wilms' son is a majority stakeholder. Josef Wilms was formerly the President of Immucor GmbH and a director of the Company. Rental payments for the 1998 fiscal year totaled $184,500, and the lease term extends through April 2009.

	In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1998 the amount outstanding under the loan was $167,000, and at July 14, 1998 the loan including accrued interest was fully paid.

 In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and
 $1,311,000 in fiscal 1997. At May 31, 1997, the outstanding amount under the Immucor GmbH loan was approximately $1,300,000, and at May 31, 1998 the aggregate amounts receivable were approximately $528,000.

 Mr. Wilms and his family granted liens on certain property owned by them to collateralize the loans from the Company. Since May 31, 1998 the Company arranged the sale of some of the collateral bringing the aggregate amount payable to the Company by Mr. Wilms as of July 31, 1998 to approximately $123,000.

 The Company believes it has adequate collateral to extinguish the remaining debt and, with Mr. Wilm's assistance, is arranging for the liquidation of this collateral.

 In July 1997, Mr. Wilms resigned as a director of the Company and as an employee of Immucor GmbH, but remained a Managing Director of Immucor GmbH, with limited authority, through December 31, 1997. Mr. Wilms remained as a consultant to the Company through December 31, 1997 on European sales and marketing matters. For these consulting services Mr. Wilms was paid approximately $75,000.

 Mr. Wilms has had no continuing employment or consulting relationship with Immucor, Inc. or Immucor GmbH since December 31, 1997.


PART IV

Item 14.-Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The Consolidated Financial Statements, Notes thereto, and Report of
 Independent Auditors thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report.

Schedule II - Valuation and Qualifying Accounts

	Other financial statement schedules are omitted as they are not required or not applicable.

3.	Exhibits

3.1	Articles of Incorporation (composite as of December 22, 1989)
 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989).

3.2	Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1	Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989
 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and
 Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's
 Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and
Connecticut General Life Insurance Company. (incorporated by reference to
 Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4	Lease Amendment, dated March 8, 1998, between the Company and
 Connecticut General Life Insurance Company.

10.2	Agreement, dated March 11, 1983, between the Company and The Kansas City
 Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3	Agreement dated August 27, 1987, between the Company and the Kansas City
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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
 Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
 Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for
 the fiscal year ending 	May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
 Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.19*	Agreement dated April 7, 1998, between the Company and Steven C. Ramsey.

10.20*  Agreement dated July 26, 1997 between the Company and Josef Wilms.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

27	Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the quarter ended May 31, 1998.

(c)	Exhibits

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
	Edward L. Gallup, Chairman of the Board of Directors,
	President and Chief Executive Officer
	August 17, 1998

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
August 17, 1998


/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
August 17, 1998


/s/RALPH A. EATZ
Ralph A. Eatz, Director, Vice President - Operations
August 17, 1998


/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 17, 1998


/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 17, 1998


Didier L. Lanson, Director
August 17, 1998


Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
August 17, 1998


Dennis M. Smith, Jr., MD, Director
August 17, 1998

/s/Joseph E. Rosen
Joseph E. Rosen, Director
August 17, 1998

EXHIBIT INDEX

		                                                                 Sequential
Number                       	Description	                         Page Number

3.1 	Articles of Incorporation (composite as of December 22, 1989)
 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989).

3.2 	Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1 	Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989
 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

10.1 	Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended
 May 31, 1985).

10.1-1 	Lease Amendment dated June 28, 1989, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	 Lease Amendment dated November 8, 1991, between the Company and
 Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to
 Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3 	Lease Agreement, dated February 2, 1996, between the Company and
 Connecticut General Life Insurance Company. (incorporated by reference to
 Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4 	Lease Amendment, dated March 8, 1998, between the Company and
 Connecticut General Life Insurance Company.

10.2 	Agreement, dated March 11, 1983, between the Company and The Kansas City
 Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3 	Agreement dated August 27, 1987, between the Company and the Kansas
 City Group amending Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
 1989).

10.4 	United States Department of Health and Human Services Establishment
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

10.10*	 Employment Agreement, dated January 1, 1986, between the Company and
 Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	 Amendment to Employment Agreement dated April 7, 1989, between the
 Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
 1989).

10.11* 	Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12* 	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.13*	 Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.14* 	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16* 	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.17* 	Description of 1983 Stock Option Plan (incorporated by reference to
 Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18* 	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.19* 	Agreement dated April 7, 1998, between the Company and Steven C.
 Ramsey.

10.20*  Agreement date July 26, 1997, between the Company and Josef Wilms.

21 	Subsidiaries of the Registrant.

23.1 	Consent of Ernst & Young LLP

27 	Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.