Form 10-K405/A
period 1998-05-31
IMMUCOR INC
filed 1998-08-20
CIK 736822

FORM 10-K/A

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

3.	Exhibits

3.1	Articles of Incorporation (composite as of December 22, 1989)
 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989).

3.2	Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1	Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989
 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and
 Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's
 Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and
 Connecticut General Life Insurance Company. (incorporated by reference to
 Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4	Lease Amendment, dated March 8, 1998, between the Company and
 Connecticut General Life Insurance Company (incorporated by reference to
 Exhibit 10.1-4 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.2	Agreement, dated March 11, 1983, between the Company and The Kansas City
 Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3	Agreement dated August 27, 1987, between the Company and the Kansas City
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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
 Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
 Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended
 May 31, 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
 May 31, 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended
 May 31, 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for
 the fiscal year ending	May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
 Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.19*	Agreement dated April 7, 1998, between the Company and
 Steven C. Ramsey (incorporated by reference to Exhibit 10.19 to Immucor Inc's Annual Report on Form 10-K for the fiscal year ending May 31, 1998).

10.20*	Agreement dated July 26, 1997 between the Company and Josef Wilms
 (incorporated by reference to Exhibit 10.20 to Immucor Inc's Annual Report on Form 10-K for the fiscal year ending May 31, 1998).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Immucor Inc's Annual Report on Form 10-K for the fiscal year ending
 May 31, 1998).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit
 23.1 to Immucor Inc's Annual Report on Form 10-K for the fiscal year ending May 31, 1998).

27	Financial Data Schedule (incorporated by reference to Exhibit 27 to
 Immucor Inc's Annual Report on Form 10-K for the fiscal year ending
 May 31, 1998).

27.1	Restated Financial Data Schedule for the fiscal years ended
 May 31, 1997 and 1996.

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

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:	/s/ EDWARD L. GALLUP
	Edward L. Gallup, Chairman of the Board of Directors,
	President and Chief Executive Officer
	August 20, 1998

 Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
August 20, 1998

/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
August 20, 1998

/s/RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President - Operations
August 20, 1998

/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 20, 1998

/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 20, 1998

Didier L. Lanson, Director
August 20, 1998

Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
August 20, 1998

Dennis M. Smith, Jr., MD, Director
August 20, 1998

/s/JOSEPH E. ROSEN
Joseph E. Rosen, Director
August 20, 1998

EXHIBIT INDEX


Number	Description

3.1	Articles of Incorporation (composite as of December 22, 1989)
 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989).

3.2	Bylaws (amended and restated as of August 28, 1991) (incorporated by reference to Exhibit 19 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1991).

4.1	Immucor, Inc. Shareholder Rights Plan, adopted April 7, 1989
 (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s Current Report on Form 8-K dated April 7, 1989).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and
 Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony
 Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and
 Connecticut General Life Insurance Company. (incorporated by reference to
 Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4	Lease Amendment, dated March 8, 1998, between the Company and
 Connecticut General Life Insurance Company (incorporated by reference to
 Exhibit 10.1-4 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.2	Agreement, dated March 11, 1983, between the Company and The Kansas City
 Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3	Agreement dated August 27, 1987, between the Company and the Kansas City
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

10.10*	Employment Agreement, dated January 1, 1986, between the Company and
 Richard J. Still (incorporated by reference to Exhibit 10.17 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1986).

10.10-1*	Amendment to Employment Agreement dated April 7, 1989, between the
 Company and Richard J. Still (incorporated by reference to Exhibit 10.14-1 to Immucor's Annual Report on Form 10-K for the fiscal year ended
 May 31, 1989).

10.11*	Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.12*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.13*	Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and
 Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
 1995).

10.14*	1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.15*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.16*	Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.17*	Description of 1983 Stock Option Plan (incorporated by reference to
 Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*	1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.19*	Agreement dated April 7, 1998, between the Company and Steven C. Ramsey
(incorporated by reference to Exhibit 10.19 to Immucor's Annual Report on
 Form 10-K for the fiscal year ended May 31, 1998).

10.20*	Agreement date July 26, 1997, between the Company and Josef Wilms
 (incorporated by reference to Exhibit 10.20 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
 1998).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
 1998).

27	Financial Data Schedule (incorporated by reference to Exhibit 27 to
 Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

27.1 Restated Financial Data Schedule for the fiscal years ended May 31, 1997 and 1996.

    *Denotes a management contract or compensatory plan or arrangement.