Form 10-Q
period 1998-08-31
IMMUCOR INC
filed 1998-10-14
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
                  X     Quarterly   Report  Pursuant  to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 1998
                                       OR
                  _ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

        As of October 2, 1998: Common Stock, $. 10 Par Value - 7,731,818

                                  IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                           August 31,               May 31,
ASSETS                                        1998                   1998
                                          (Unaudited)              (Audited)
                                          -------------          -------------
Current assets:
  Cash and cash equivalents                $12,700,154             $15,816,217
  Accounts receivable, net                  12,455,905              12,214,270
  Accounts receivable, other                   136,752                 695,430
  Inventories                                8,377,012               8,462,850
  Income taxes receivable                       41,079                  95,166
  Deferred income taxes                        377,875                 370,029
  Other assets                                 981,048                 447,661
                                          -------------          -------------
    Total current assets                    35,069,825              38,101,623

Long-term investment                         1,000,000               1,000,000

Property and equipment, at cost             11,119,813              10,505,766
  less accumulated depreciation             (4,282,398)             (4,486,974)
                                          -------------          --------------
                                             6,837,415               6,018,792

Other assets, net                              737,345                 801,779

Excess of cost over net tangible
  assets acquired, net                      10,987,012              11,622,082
                                          -------------          --------------

                                           $54,631,597             $57,544,276
                                          =============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under bank line of credit
   agreements                                 $350,995                $359,325
  Accounts payable                           3,839,557               3,069,973
  Income taxes payable                         323,301                 359,598
  Accrued salaries and wages                   783,994                 862,550
  Other accrued liabilities                    417,768                 501,739
                                          -------------          --------------
    Total current liabilities                5,715,615               5,153,185

Long-term debt                               7,821,608               8,911,727

Deferred income taxes                        1,094,422               1,046,814

Shareholders' equity:
  Common stock, $.10 par value                 776,307                 807,881
  Additional paid-in capital                19,104,120              22,079,468
  Retained earnings                         22,565,708              21,937,697
  Accumulated other comprehensive loss      (2,446,183)             (2,392,496)
                                          -------------          --------------

    Total shareholders' equity              39,999,952              42,432,550
                                          -------------          --------------

                                           $54,631,597             $57,544,276
                                          =============          ==============

See accompanying notes.

                               IMMUCOR, INC.
                Condensed Consolidated Statements of Income
                                (Unaudited)



                                                 Three Months Ended
                                           August 31,          August 31,
                                              1998                1997
                                         ----------------    ---------------


Net sales                                    $10,358,465         $9,273,479
Cost of sales                                  4,652,683          3,847,381
                                         ----------------    ---------------
Gross profit                                   5,705,782          5,426,098

Research and development                         290,027            261,299
Selling, general and administrative            4,382,663          4,160,979
                                         ----------------    ---------------
Total operating expenses                       4,672,690          4,422,278
                                         ----------------    ---------------

Income from operations                         1,033,092          1,003,820

Interest income                                  175,032            212,796
Interest expense                                (134,087)          (166,615)
Other income (expense)                            36,754            (23,098)
                                         ----------------    ---------------
Total other                                       77,699             23,083
                                         ----------------    ---------------

Income before income taxes                     1,110,791          1,026,903

Income taxes                                     482,780            469,248
                                         ----------------    ---------------

Net income                                      $628,011           $557,655
                                         ================    ===============

Earnings per share:

     Basic and diluted                             $0.08              $0.07
                                         ================    ===============


Weighted average shares outstanding:

     Basic                                     8,002,063          8,080,324
                                         ================    ===============

     Diluted                                   8,283,567          8,400,726
                                         ================    ===============



See accompanying notes.

                              IMMUCOR, INC.
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                                         Three Months Ended
                                                    August 31,       August 31,
                                                       1998             1997
                                                   ------------     ------------
OPERATING ACTIVITIES:
  Net income                                          $628,011         $557,655
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                     369,761          365,201
      Amortization                                     140,496          151,725
      Changes in assets and liabilities:
        Accounts receivable                           (241,635)         119,552
        Accounts receivable, other                     558,678          (22,588)
        Income tax receivable                           54,087            2,045
        Inventories                                     85,838       (1,055,950)
        Other current assets                          (479,273)         (61,887)
        Accounts payable                               769,584          306,145
        Income taxes payable                           (36,297)          87,426
        Other current liabilities                     (114,918)         (76,869)
                                                   ------------     ------------

Cash provided by operating activities                1,734,332          372,455

INVESTING ACTIVITIES:

  Purchase of/deposits on property and equipment    (1,238,336)        (465,906)
  Decrease in other assets                                   0            4,831
                                                   ------------     ------------

Cash used in investing activities                   (1,238,336)        (461,075)

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                 0           67,147
  Repayment of notes payable                          (564,041)          (5,035)
  Exercise of stock options and warrants             1,231,444           11,250
  Purchase and retirement of stock (478,700 shares) (4,238,366)               0
                                                   ------------     ------------

Cash provided by (used in) financing activities     (3,570,963)          73,362

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (41,096)        (483,303)
                                                   ------------     ------------

DECREASE IN CASH
  AND CASH EQUIVALENTS                              (3,116,063)        (498,561)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                            15,816,217       15,718,234
                                                   ------------     ------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                  $12,700,154      $15,219,673
                                                   ============     ============



See accompanying notes.

                                  IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1998, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

2.       INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market:

                                     As of                         As of
                                August 31, 1998                May 31, 1998
                               -----------------             ----------------
Raw materials and supplies          $2,653,718                   $2,668,444
Work in process                        726,264                      762,475
Finished goods                       4,997,030                    5,031,931
                               =================             ================
                                    $8,377,012                   $8,462,850
                               =================             ================

3.     EARNINGS PER SHARE
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share.

                                                         Three Months Ended
                                                    August 31,      August 31,
                                                       1998            1997
                                                   -------------  -------------
Numerator for basic and diluted earnings per share:
  Income available to common shareholders            $628,011          $557,655
                                                   =============  =============

Denominator:
  For basic earnings per share - weighted
  average basis                                       8,002,063       8,080,324

  Effect of dilutive stock options and warrants         281,504         320,402
                                                   -------------  -------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                    8,283,567       8,400,726
                                                   =============  =============

Basic earnings per share                                  $0.08           $0.07
                                                   =============  =============

Diluted earnings per share                                $0.08           $0.07
                                                   =============  =============

4.    DOMESTIC AND FOREIGN OPERATIONS
Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                                                          Three Months Ended August 31, 1998
                          --------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
  Unaffiliated customers   $4,949        $2,422        $1,514        $1,186          $287       $     -         $10,358
  Affiliates                  976            89             -            68             -        (1,133)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    ------------
     Total                  5,925         2,511         1,514         1,254           287        (1,133)         10,358

Income from operations        262           336           122           340             7           (34)          1,033

Identifiable assets        29,850         8,825        10,305         8,977         1,602        (4,927)         54,632

Net assets                 42,422         4,493        (1,043)        1,408           745        (8,025)         40,000

                                                          Three Months Ended August 31, 1997
                          --------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
  Unaffiliated customers   $4,409        $2,271        $1,344        $1,071          $178       $     -          $9,273
  Affiliates                1,053            86            18            28             -        (1,185)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    ------------
     Total                  5,462         2,357         1,362         1,099           178         1,185           9,273

Income from operations        320           220           134           340            20           (30)          1,004

Identifiable assets        31,916         8,508         9,412        10,200         1,091        (3,456)         57,671

Net assets                 44,646         3,759        (1,327)        1,233           101        (7,402)         41,010


During the three months ended August 31, 1998 and 1997, the Company's U.S. operation made net export sales to unaffiliated customers of approximately $831,000 and $779,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $288,000 and $275,000 for the three months ended August 31, 1998 and 1997, respectively. The Company's Canadian operation made export net sales to unaffiliated customers of $811,000 and $755,000 for the three months ended August 31, 1998 and 1997, respectively. Product sales to affiliates are valued at market prices.

5.       COMPREHENSIVE INCOME
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 on June 1, 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements. For the three months ended August 31, 1998 and 1997, total comprehensive income (loss) was $574,324 and ($222,579), respectively, which is comprised of net income and other comprehensive losses. Other comprehensive losses for the three months ended August 31, 1998 and 1997 were ($53,687) and ($780,234), respectively, and consisted of losses on foreign currency translation adjustments. Accumulated other comprehensive loss as of August 31, 1998 was ($2,446,183). The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.

6.   ACCOUNTS RECEIVABLE, OTHER
In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1998 the loan receivable including interest totaled $167,000, and at August 31, 1998 the loan and all accrued interest was fully paid.

In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and $1,311,000 in fiscal 1997. At May 31, 1998 the amount receivable was approximately $1,300,000 and at August 31, 1998 the loan receivable balance was approximately $137,000.

Mr. Wilms and his family have granted liens on certain property owned by them to collateralize the loans from the Company. The Company believes it has adequate collateral to extinguish the remaining debt and, with Mr. Wilm's assistance, is arranging for the liquidation of this collateral.

7.    SUBSEQUENT EVENTS
On September 21, 1998 the Company announced it had entered into a definitive merger agreement with Gamma Biologicals Inc. under which Gamma Acquisition Corporation, an Immucor subsidiary, will commence a cash tender offer to acquire all the outstanding shares of Gamma Biologicals, Inc. for $5.40 per share followed by a cash merger at the same price. The transaction has been unanimously approved by the Board of Directors of each company. Upon completion of the transaction, Gamma Biologicals, Inc. will operate as a wholly owned subsidiary of Immucor, Inc. The cash tender offer of $5.40 for each Gamma Biologicals, Inc. share represents a total transaction value of approximately
$25 million. The tender offer is not conditioned upon financing. Subject to satisfaction of customary closing conditions the Company expects the transaction to close by October 23, 1998.


On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor Immucor Canada, Inc. for cash consideration of $1.7 million.

                                  IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995, and involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Company's filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

Financial Condition and Liquidity:

    During the quarter the Company increased its profitability, generated positive cash flow from operations, and maintained positive working capital. As of August 31, 1998, the Company's cash position totaled $12,700,154. For the three months ended August 31, 1998, the Company generated cash from operating activities of $1,734,332, repaid $564,041 of bank debt in Germany and Canada and purchased property and equipment of $1,238,336. In June 1997, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During the three month period ended August 31, 1998 the Company repurchased approximately 478,700 shares of its common stock for $4,238,366 under the program. To date 582,000 shares have been purchased under the 1997 program. On August 26, 1998, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock. The exercise of approximately 163,000 stock options and warrants provided $1,231,444 in cash.

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

Results of Operations:

Net sales

    Net sales for the three months ended August 31, 1998 totaled $10,358,465, an increase of $1,084,986 over last year's $9,273,479. Sales increased by $463,565 in the United States primarily due to sales growth of traditional reagents to large national buying groups. Pursuing these groups was the Company's strategy to gain market share for traditional reagents and to provide the opportunity for future instrumentation sales. These buying groups demand most favorable pricing, and control over 80% of all purchasing decisions in the U.S. In addition, sales by the Company's Canadian and European subsidiaries increased 13% over last year's total. The strength of the U.S. Dollar against most major currencies during the quarter as compared to the same period last year caused a decrease in the Dollar equivalent product sales revenue. Recorded in their functional currencies, the increase was 15% and was also primarily due to traditional reagent sales.

Gross profit

    As a percent of sales, gross profit for the three months ended August 31, 1998 totaled 55% versus 58.5% for the same period in 1997. In the U.S., the decline in gross profit margin was caused by increased national contract participation and product mix. In the Company's European and Canadian operations, the reduction in gross profit margin was principally caused by increased instrument sales. Due to the timing of the sales, the Company has not recognized the full benefit of the associated reagent sales during this quarter. The Company expects increased reagent sales in future quarters due to the placement of these instruments which will positively affect the gross profit margin.

Operating expenses

    As compared to the prior year, research and development costs increased $28,728 for the three month period due to increased instrument related development costs.

    Selling, general and administrative expenses increased $221,684 for the three month period as compared to the same period last year. The increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy.

Interest income

    Interest income decreased $37,764 for the quarter due to lower cash balances as compared to last year.

Interest expense

    When compared to the prior year three month period, interest expense declined $32,528 which was caused by the repayment of bank debt in Germany and Canada.

Other income(expense)

    Other income increased for the three month period as compared to the prior year due to a gain on sale of certain assets in Europe during the current period compared to higher currency transaction losses incurred in Europe last year.

Income taxes

    Income tax expense as a percent of pretax income, decreased during the three month period ended August 31, 1998 due to lower taxes provided in Germany as compared to the prior period as a result of the Company's ongoing implementation of tax planning strategies.

Year 2000

     The Company is aware of the issues that many companies will face as the year 2000 approaches. In order to become year 2000 compliant, the Company has set up a project team to address the issue and has taken the following steps:

    Impact Assessment- Instances where electronics are used in the Company and the associated potential risks have been identified. The Company believes that non-information technology systems and its products are not significantly impacted. However, internal business information software is affected and will require program changes in order to become year 2000 compliant.

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

    Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant before the summer of 1999. In North America, since the Company had already planned to implement a new enterprise wide internal business information software system by September 1999, the need to make software changes to the existing system are for the most part not required. The Company is currently identifying which software package to implement and ensuring that the system is year 2000 compliant. The Company had originally planned to identify a software package by September 1998 and has decided to delay the decision until November 1998 due to a potential acquisition. This delay has caused the rescheduling of the Company's implementation plan. The software should be installed by February 1999, tested and modified by October 1999 and be operating by November 1999. The Company will set milestone completion dates during the implementation period of the new software and be monitoring progress closely.

     Contingency Plan - The risk the Company faces is a delay in the implementation of the new internal business information software. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan which would be put into effect should implementation milestones not be met. If by April 1999, it is determined that an October testing and modification milestone cannot be completed, the Company will begin to make program modifications to the existing internal business software. The Company estimates that all modifications and testing can be completed within two months at a cost of less than $20,000 which will be expensed as incurred. Expenses to date are nominal.

    The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions year 2000 problems are not reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance that such problems will not arise.

PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         27 Financial data schedule.

         (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date:  October 13, 1998








Edward L. Gallup               Edward L. Gallup, President








Steven C. Ramsey               Steven C. Ramsey, Senior Vice President - Finance
                                            (Principal Accounting Officer)