Form 10-Q
period 1998-11-30
IMMUCOR INC
filed 1999-01-15
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
               X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: November 30, 1998
                                       OR
               _ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

       As of January 12, 1999: Common Stock, $. 10 Par Value - 7,457,405

                                      IMMUCOR, INC.
                          Condensed Consolidated Balance Sheets

                                                November 30                     May 31,
                                                    1998                         1998
                                                 (Unaudited)                  (Audited)
                                             ----------------             ---------------

ASSETS
Current assets:
  Cash and cash equivalents                        $3,973,203                 $15,816,217
  Short-term investments                              100,000                           0
  Accounts receivable, net                         18,083,540                  12,214,270
  Accounts receivable, other                          143,115                     695,430
  Inventories                                      13,275,730                   8,462,850
  Income taxes receivable                             326,212                      95,166
  Deferred income taxes                               375,164                     370,029
  Other assets                                      1,173,549                     447,661
                                              ----------------             ---------------
    Total current assets                           37,450,513                  38,101,623

Long-term investment                                1,000,000                   1,000,000

Property and equipment, at cost                    19,160,198                  10,505,766
  less accumulated depreciation                    (4,770,662)                 (4,486,974)
                                              ----------------             ---------------
                                                   14,389,536                   6,018,792

Other assets, net                                   3,071,121                     801,779

Cash value of life insurance                        1,557,125                           0

Excess of cost over net tangible
  assets acquired, net                             27,619,695                  11,622,082
                                              ----------------             ---------------

                                                  $85,087,990                 $57,544,276
                                              ================             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term obligations           $507,619                    $359,325
  Accounts payable                                  5,949,194                   3,069,973
  Income taxes payable                                232,922                     359,598
  Accrued salaries and wages                        4,169,240                     862,550
  Other accrued liabilities                         1,965,917                     501,739
                                              ----------------             ---------------
    Total current liabilities                      12,824,892                   5,153,185

Long-term obligations                              29,033,507                   8,911,727

Deferred income taxes                               1,283,684                   1,046,814

Other liabilities                                   2,640,000                           0

Shareholders' equity:
  Common stock, $.10 par value                        752,519                     807,881
  Additional paid-in capital                       16,940,063                  22,079,468
  Retained earnings                                23,281,776                  21,937,697
  Accumulated other comprehensive loss             (1,668,451)                 (2,392,496)
                                              ----------------             ---------------

    Total shareholders' equity                     39,305,907                  42,432,550
                                              ----------------             ---------------

                                                  $85,087,990                 $57,544,276
                                              ================             ===============




See accompanying notes.

                                  IMMUCOR, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                    Three Months Ended                    Six Months Ended
                                          November 30,        November 30,        November 30,        November 30,
                                              1998                1997                1998                1997

                                         ----------------    ---------------     ----------------    ----------------

Net sales                                    $13,665,490        $10,192,109          $24,023,955         $19,465,588
Cost of sales                                  6,316,043          4,761,634           10,968,726           8,609,015
                                         ----------------    ---------------     ----------------    ----------------
Gross profit                                   7,349,447          5,430,475           13,055,229          10,856,573

Research and development                         297,345            208,079              587,372             469,378
Selling and marketing                          2,343,582          1,740,972            4,291,329           3,528,023
Distribution                                     735,198            603,382            1,298,149           1,167,606
General and administrative                     2,063,679          1,766,287            3,793,508           3,414,162
Merger-related expenses                          312,361                  0              312,361                   0
Amortization expense                             239,098            140,690              381,234             302,519
                                         ----------------    ---------------     ----------------    ----------------
Total operating expenses                       5,991,263          4,459,410           10,663,953           8,881,688
                                         ----------------    ---------------     ----------------    ----------------

Income from operations                         1,358,184            971,065            2,391,276           1,974,885

Interest income                                  110,901            195,123              285,933             398,496
Interest expense                                (252,392)          (152,486)            (386,479)           (319,101)
Other income (expense)                            38,673              3,703               75,427              (9,972)
                                         ----------------    ---------------     ----------------    ----------------
Total other                                     (102,818)            46,340              (25,119)             69,423
                                         ----------------    ---------------     ----------------    ----------------

Income before income taxes                     1,255,366          1,017,405            2,366,157           2,044,308

Income taxes                                     539,298            470,998            1,022,078             940,246
                                         ----------------    ---------------     ----------------    ----------------

Net income                                      $716,068           $546,407           $1,344,079          $1,104,062
                                         ================    ===============     ================    ================

Earnings per share:

     Basic and diluted                             $0.09              $0.07                $0.17               $0.14
                                         ================    ===============     ================    ================

     Diluted                                       $0.09              $0.06                $0.17               $0.13
                                         ================    ===============     ================    ================


Weighted average shares outstanding:

     Basic                                     7,672,725          8,098,797            7,837,394           8,089,561
                                         ================    ===============     ================    ================

     Diluted                                   7,939,810          8,568,731            8,111,689           8,484,729
                                         ================    ===============     ================    ================



See accompanying notes.

                                     IMMUCOR, INC.
                    Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)


                                                               Six Months Ended
                                                          November 30,    November 30,
                                                           1998               1997
                                                       -------------      --------------

OPERATING ACTIVITIES:
  Net income                                             $1,344,078          $1,104,062
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                          721,694             703,755
      Amortization                                          381,234             302,726
      Changes in assets and liabilities:
        Accounts receivable                              (2,292,611)           (652,882)
        Accounts receivable, other                          552,315            (130,922)
        Income tax receivable                                (9,046)              1,196
        Inventories                                      (1,127,536)         (1,080,409)
        Other current assets                                163,603            (154,385)
        Accounts payable                                  1,643,098             130,184
        Income taxes payable                               (105,686)             17,448
        Other current liabilities                           618,935             274,597
                                                       -------------      --------------

Cash provided by operating activities                     1,890,078             515,370

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment       (1,472,477)           (779,258)
  Cash paid for acquisition, net of cash acquired       (25,102,864)                  0
  Decrease in other assets                               (2,116,909)             29,771
                                                       -------------      --------------

Cash used in investing activities                       (28,692,250)           (749,487)

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements             20,600,000            (101,986)
  Repayment of notes payable                               (838,371)           (357,419)
  Exercise of stock options and warrants                  1,259,194              95,811
  Purchase and retirement of stock  (721,200 shares)     (6,453,961)                  0
                                                       -------------      --------------

Cash provided by (used in) financing activities          14,566,862            (363,594)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     392,296            (286,006)
                                                       -------------      --------------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                  (11,843,014)           (883,717)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 15,816,217          15,718,234
                                                       -------------      --------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                        $3,973,203         $14,834,517
                                                       =============      ==============

Noncash investing and financing activities:
  Fair value of assets acquired, net of cash            $17,757,750
  Cost in excess of assets acquired                      16,523,461
  Liabilities assumed                                    (9,178,347)

                                                       =============
  Net cash paid for acquisition                         $25,102,864
                                                       =============

 IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1998, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

2.       INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market:

                                                      As of                        As of
                                                November 30, 1998              May 31, 1998
                                              -----------------------      ----------------------

Raw materials and supplies                                $4,379,435                  $2,668,444
Work in process                                            1,029,546                     762,475
Finished goods                                             7,866,749                   5,031,931
                                              =======================      ======================
                                                         $13,275,730                  $8,462,850
                                              =======================      ======================

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

                                                         Three Months Ended                Six Months Ended
                                                    November 30,     November 30,     November 30,     November 30,
                                                        1998             1997             1998             1997

                                                   ---------------- ---------------  ---------------- ---------------

Numerator for basic and diluted earnings per share:
  Income available to common shareholders                 $716,068        $546,407        $1,344,079      $1,104,062
                                                   ================ ===============  ================ ===============

Denominator:
  For basic earnings per share - weighted
  average basis                                          7,672,725       8,098,797         7,837,394       8,089,561

  Effect of dilutive stock options and warrants            267,085         469,934           274,295         395,168
                                                                                     ---------------- ---------------
                                                   ---------------- ---------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                       7,939,810       8,568,731         8,111,689       8,484,729
                                                   ================ ===============  ================ ===============

Basic earnings per share                                     $0.09           $0.07             $0.17           $0.14
                                                   ================ ===============  ================ ===============

Diluted earnings per share                                   $0.09           $0.06             $0.17           $0.13
                                                   ================ ===============  ================ ===============


4.    domestic and foreign operations
Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                          ----------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended November 30, 1998
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated             $7,550        $2,656        $1,884        $1,029          $546                       $13,665
customers                                                                                       $         -
   Affiliates                1,069            78             -            26             -        (1,173)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  8,619         2,734         1,884         1,055           546        (1,173)         13,665

Income from operations         287           424           268           283            85            11           1,358


                          ----------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended November 30, 1997
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated             $5,114        $2,411        $1,457        $1,008          $202                       $10,192
customers                                                                                       $         -
   Affiliates                  791            62             -            42             -          (895)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  5,905         2,473         1,457         1,050           202          (895)         10,192

Income from operations         162           306           129           319            33            22             971


                          ----------------------------------------------------------------------------------------------------
                                                 As of and for the Six Months Ended November 30, 1998
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $12,498        $5,079        $3,398        $2,216          $833                       $24,024
customers                                                                                       $         -
   Affiliates                2,047           166             -            93             -        (2,306)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 14,545         5,245         3,398         2,309           833        (2,306)         24,024

Income from operations         549           760           390           623            92           (23)          2,391

Deferred tax assets            347                                                                    28             375
                                        -             -             -             -
Long-lived assets           49,972         4,282         2,543         7,547           654       (17,361)         47,637

Total       identifiable    74,836         8,701        10,714         9,024         2,752       (20,939)         85,088
assets

Net assets                  40,470         5,101          (708)        1,541           876        (7,974)         39,306

                          ----------------------------------------------------------------------------------------------------
                                                 As of and for the Six Months Ended November 30, 1997
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated             $9,523        $4,683        $2,801        $2,079          $380                       $19,466
customers                                                                                       $         -
   Affiliates                1,844           147            18            70             -        (2,079)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 11,367         4,830         2,819         2,149           380        (2,079)         19,466

Income from operations         482           525           264           659            52            (7)          1,975

Deferred tax assets            348                                                                    33             381
                                        -             -             -             -
Long-lived assets           19,664         4,298         2,356         8,315           372       (15,340)         19,665

Total       identifiable    46,866         9,587         9,943        10,027          1191       (19,685)         57,929
assets

Net assets                  44,691         4,131        (1,019)        1,271           114        (7,397)         41,791



The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,213,000 and $960,000 for the three months ended November 30, 1998 and 1997, respectively and $2,043,000 and $1,740,000 for the six months ended November 30, 1998 and 1997, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $86,000 and $100,000 for the three months ended November 30, 1998 and 1997, respectively and $374,000 and $375,000 for the six months ended November 30, 1998 and 1997, respectively. The Company's Canadian operation made export net sales to unaffiliated customers of approximately $596,000 and $706,000 for the three months ended November 30, 1998 and 1997, respectively and $1,407,000 and $1,461,000 for the six months ended November 30, 1998 and 1997, respectively. Product sales to affiliates are valued at market prices.

5.       COMPREHENSIVE INCOME
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 on June 1, 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements. For the three months ended November 30, 1998 and 1997, total comprehensive income was $1,493,800 and $1,034,597, respectively, and for the six months ended November 30, 1998 and 1997, was $2,068,124 and $812,018, respectively, which is comprised of net income and other comprehensive income (losses). Other comprehensive income for the three months ended November 30, 1998 and 1997 was $777,732 and $488,190, respectively and other comprehensive income (loss) for the six months ended November 30, 1998 and 1997 were $724,045 and ($292,044), respectively, and consisted of income (losses) on foreign currency translation adjustments. Accumulated other comprehensive loss as of November 30, 1998 was ($1,668,451). The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.

6.   ACCOUNTS RECEIVABLE, OTHER
In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1998 the loan receivable including interest totaled $167,000, and at November 30, 1998 the loan and all accrued interest was fully paid.

In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and $1,311,000 in fiscal 1997. At May 31, 1998 the amount receivable was approximately $1,300,000 and at November 30, 1998 the loan receivable balance was approximately $143,000.

Mr. Wilms and his family have granted liens on certain property owned by them to collateralize the loans from the Company. The Company believes it has adequate collateral to extinguish the remaining debt and, with Mr. Wilm's assistance, is arranging for the liquidation of this collateral.

7.    ACQUISITION OF GAMMA BIOLOGICALS, INC.
Pursuant to a definitive merger agreement dated September 21, 1998, Immucor, through a newly formed subsidiary ("Gamma Acquisition Corporation"), acquired 94.3% of the issued and outstanding shares of Gamma Biologicals, Inc. ("Gamma Biologicals"). Immucor purchased the shares from Gamma shareholders ("Shareholders") for a cash tender offer of $5.40 per share for a total transaction value of $24,322,753 ("Purchase Price"), subject to certain adjustments. According to the depository for the offer, 4,361,110 shares were tendered pursuant to the offer and Immucor purchased all shares tendered. The Purchase Price was determined through arm's length negotiations and $5,000,000 of the Purchase Price was paid in cash and the remaining $19,322,753 of the Purchase Price was funded by a $20,000,000 loan from Wachovia Bank of Georgia, N.A., a U.S. commercial bank, to Gamma Acquisition Corporation. On November 4, 1998, the Company entered into an interest rate swap agreement with a notional amount of $15,000,000 maturing on the same date of the loan which converts the loan's floating rate to a fixed rate.

Immucor effected the merger of Gamma Acquisition Corporation into Gamma Biologicals on October 30, 1998. In the merger, each remaining outstanding share of Gamma Biologicals was converted into the right to receive $5.40 net in cash and Gamma Biologicals became a majority-owned subsidiary of Immucor.

Located in Houston, Texas, Gamma Biologicals manufactures and sells a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. The company accounted for the transaction as a purchase business combination. The results of the operations of Gamma Biologicals since October 27, 1998 are included in the 1998 Consolidated Statements of Income. Goodwill which represents the excess of costs over net assets acquired will be amortized on a straightline basis over 30 years.

The preliminary purchase price allocation is as follows:


Current assets                                                       $8,590,559
Property, plant and equipment, net                                    7,535,909
Other assets                                                          2,320,447
Excess of costs over net assets acquired - Goodwill                  16,523,461
Less:  Liabilities assumed                                          (8,308,458)
                                                               -----------------

Purchase price                                                      $26,661,918
                                                               =================



The pro forma unaudited results of operations for the six months ended November 30,1998 and November 30, 1997, assuming consummation of the purchase as of June 1, 1997, including financing from the proceeds of a bank loan and ignoring any cost-saving initiatives are presented below:


                                                 Six Months Ended            Six Months Ended
                                                November 30, 1998            November 30, 1997
                                              -----------------------      ----------------------

Net sales                                                $31,063,428                 $28,905,080
Net income                                                   355,293                   1,108,908

Net income per common share:
     Basic                                                       .05                         .14
     Diluted                                                     .04                         .13


8.    ACQUISITION OF CANADIAN DISTRIBUTION RIGHTS
On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor Immucor Canada, Inc. for cash consideration of $1.7 million and related acquisition costs for a total cost of $2,116,909. The rights have been classified as other assets and are being amortized over the 10-year term of the agreement.

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

Financial Condition and Liquidity:

    During the six months ended November 30, 1998 the Company increased its profitability, maintained positive working capital and had no significant change in the cash from operating activities. As of November 30, 1998, the Company's cash position totaled $3,973,203. For the six months ended November 30, 1998, the Company generated cash from operating activities of $1,890,078 and repaid $838,371 of bank debt primarily in Germany and Canada.

    On October 27, 1998, the Company acquired 94.3% of the issued and outstanding common stock of Gamma Biologicals, Inc. for a cash tender offer of $5.40 per share and certain transaction costs for a total value of $26,661,918. Approximately $5,000,000 of the purchase price was paid in cash and the remainder was funded by a $20,000,000 loan from the Company's lead bank, use of Gamma Biologicals, Inc.'s cash and assuming other liabilities.

     In June 1997, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During the six month period ended November 30, 1998 the Company repurchased approximately 721,000 shares of its common stock for $6,453,961 under the program. To date 824,000 shares have been purchased under the 1997 program. On August 26, 1998, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock. The exercise of approximately 168,000 stock options and warrants provided $1,259,194 in cash.

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

Results of Operations:

Net sales

    Net sales for the three months ended November 30, 1998 totaled $13,665,000, an increase of $3,473,000 (34%) over last year's $10,192,000. Current year three month results included $1,694,000 in net sales from Gamma Biologicals, Inc. acquired on October 27, 1998 (see Financial Condition and Liquidity). The remaining increase in sales was generated equally in the US and Europe and was primarily due to instrumentation sales. The Company generated instrument revenues of $1,583,000. Sales by the Company's European subsidiaries increased 23% over last year's total of which 5% was due to favorable rates of foreign exchange in Europe as compared to the prior period. For the six months ended November 30, 1998, net sales were $24,024,000 (including Gamma's $1,694,000) compared to $19,466,000 in the prior year.

Gross profit

    As a percent of sales, gross profit for the three months ended November 30, 1998 totaled 53.8% versus 53.3% for the same period in 1997. The increase in gross profit margin was primarily caused by increased end customer sales at higher margins. Also, the Company has begun to recognize the benefit of increased higher margin reagent sales associated with instrument placements this quarter. The Company expects continued increases in reagent sales in future quarters due to the placement of these instruments which will positively affect gross profit dollars.

Operating expenses

    When compared to the prior year three and six month periods ended  November
30,  1998  research  and  development   costs  increased  $89,000  and  $118,000
respectively with $90,000 of the additional research expense resulting from the acquisition of Gamma Biologicals, Inc. (see Financial Condition and Liquidity).

    Selling and marketing expenses for the three and six month periods increased $603,000 and $763,000 respectively as compared to the same period last year. Part of the increase was due to the inclusion of Gamma Biologicals, Inc. ($366,000). The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy.

    Distribution expenses increased $132,000 for the three month period and $131,000 for the six month period due to the inclusion of Gamma Biologicals, Inc. ($102,000) and increased shipping activity.

     General and administrative expenses for the three and six month periods increased $298,000 and $380,000 respectively with $191,000 of additional expenses resulting from purchase of Gamma Biologicals, Inc. and the remainder due to higher expenses in Europe as we expand operations in Spain, Italy, and Portugal.

    Merger-related   expenses   are   one-time expenses  related  to  the Gamma
Biologicals Inc. acquisition.


Interest income

    Interest income decreased $84,000 for the quarter and $112,000 for the six month period due to lower cash balances as compared to last year caused by the purchase of Gamma Biologicals, Inc. funded partially by the use of of the Company's cash and the purchase of treasury stock (see Financial Conditions and Liquidity).

Interest expense

    When compared to the prior year three and six month period, interest expense increased $100,000 and $67,000. This is a result of the purchase of Gamma Biological, Inc. which was financed with the proceeds of a bank loan.

Other income(expense)

    Other income increased for the $35,000 for the three month period and $84,000 for the six month period due to a gain on sale of certain assets in Europe during the current period compared to higher currency transaction losses incurred in Europe last year.

Income taxes

    Income tax expense as a percent of pretax income, decreased during the three month period ended August 31, 1998 and six month period ended November 30, 1998 due to lower taxes provided in Germany and the United States as compared to the prior period. This is a result of the Company's ongoing implementation of tax planning strategies.

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

    Third Party Impact Assessment - The Company has begun to verify the readiness of its significant suppliers and customers through the distribution of a questionnaire. Although this process is not complete, based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations. The Company estimates that this assessment will be completed by March 1999.

    Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant before the summer of 1999. In North America, since the Company had already planned to implement a new enterprise wide internal business information software system by September 1999, the need to make software changes to the existing system are for the most part not required. The Company has entered into an agreement with a major software provider for an enterprise wide business software system that is year 2000 compliant. The Company's implementation plan is to install the software by March 1999, test and modify by October 1999 and be operating by November 1999. The Company is currently setting milestone completion dates during the implementation period and will be monitoring progress closely.

     Contingency Plan - The risk the Company faces is a delay in the implementation of the new internal business information software. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan which would be put into effect should implementation milestones not be met. If by April 1999, it is determined that an October 1999 testing and modification milestone cannot be completed, the Company will begin to make program modifications to the existing internal business software. The Company estimates that all modifications and testing can be completed within two months at a cost of less than $20,000 which will be expensed as incurred. Expenses to date are nominal.

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

PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

              27     Financial data schedule.
              10.1   Loan Agreement between Immucor, Inc. and Wachovia Bank,
                          National Association dated October 27, 1998.



         (b) On November 10, 1998, the Company filed a Form 8-K dated October 27, 1998, relating to Item 2, the acquisition of Gamma Biologicals, Inc.

 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IMMUCOR, INC.
                                  (Registrant)



Date:  January 14, 1999








/s/  Edward L. Gallup          Edward L. Gallup, President
----------------------------







/s/  Steven C. Ramsey          Steven C. Ramsey, Senior Vice President - Finance
-----------------------------  (Principal Accounting Officer)