Form 10-Q
period 1999-02-28
IMMUCOR INC
filed 1999-04-14
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
              X            Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended: February 28, 1999
                                       OR
               _ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14820

                                  IMMUCOR, INC.
             (Exact name of registrant as specified in its charter)


                       Georgia                           22-2408354
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

          3130 Gateway Drive P.O. Box 5625 Norcross,Georgia    30091-5625
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

         As of April 10, 1999: Common Stock, $. 10 Par Value - 7,438,405

                                 IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                     February 28                    May 31,
ASSETS                                  1999                          1998
                                     (Unaudited)                   (Audited)
                                   ----------------              ---------------
Current assets:
  Cash and cash equivalents             $1,720,774                  $15,816,217
  Accounts receivable, net              19,561,186                   12,214,270
  Accounts receivable, other               168,963                      695,430
  Inventories                           14,103,333                    8,462,850
  Income taxes receivable                  126,544                       95,166
  Deferred income taxes                    380,123                      370,029
  Other assets                           1,012,016                      447,661
                                   ----------------              ---------------
    Total current assets                37,072,939                   38,101,623

Long-term investment                     1,000,000                    1,000,000

Property and equipment, at cost         19,992,891                   10,505,766
  less accumulated depreciation         (5,351,086)                  (4,486,974)
                                   ----------------              ---------------
                                        14,641,805                    6,018,792

Other assets, net                        2,982,341                      801,779

Cash value of life insurance             1,580,664                            0

Excess of cost over net tangible
  assets acquired, net                  27,851,389                   11,622,082
                                   ----------------              ---------------

                                       $85,129,138                  $57,544,276
                                   ================              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term
       obligations                        $534,036                     $359,325
  Accounts payable                       5,661,877                    3,069,973
  Income taxes payable                     302,699                      359,598
  Accrued salaries and wages               724,631                      862,550
  Other accrued liabilities              1,564,475                      501,739
                                   ----------------              ---------------
    Total current liabilities            8,787,718                    5,153,185

Long-term obligations                   33,444,459                    8,911,727

Deferred income taxes                    1,403,458                    1,046,814

Other liabilities                        2,917,738                            0

Shareholders' equity:
  Common stock, $.10 par value             743,691                      807,881
  Additional paid-in capital            16,120,647                   22,079,468
  Retained earnings                     24,257,873                   21,937,697
  Accumulated other comprehensive loss  (2,546,446)                  (2,392,496)
                                    ----------------             ---------------

    Total shareholders' equity          38,575,765                   42,432,550
                                    ----------------             ---------------

                                       $85,129,138                  $57,544,276
                                    ================             ===============

See accompanying notes.

                                  IMMUCOR, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                Three Months Ended                        Nine Months Ended
                                          February 28,        February 28,        February 28,        February 28,
                                              1999                1998                1999                1998
                                         ----------------    ---------------     ----------------    ----------------

Net sales                                    $16,758,106        $10,155,231          $40,782,061         $29,620,819
Cost of sales                                  7,589,998          4,792,144           18,558,724          13,401,159
                                         ----------------    ---------------     ----------------    ----------------
Gross profit                                   9,168,108          5,363,087           22,223,337          16,219,660

Research and development                         413,335            259,188            1,000,707             728,566
Selling and marketing                          3,045,981          1,789,660            7,337,310           5,317,683
Distribution                                     964,498            571,134            2,262,647           1,738,740
General and administrative                     2,339,135          1,683,030            6,132,643           5,097,192
Merger-related expenses                          120,331                  0              432,692                   0
Amortization expense                             329,543            144,168              710,777             446,687
                                         ----------------    ---------------     ----------------    ----------------
Total operating expenses                       7,212,823          4,447,180           17,876,776          13,328,868
                                         ----------------    ---------------     ----------------    ----------------

Income from operations                         1,955,285            915,907            4,346,561           2,890,792

Interest income                                   19,697            189,763              305,630             588,259
Interest expense                                (516,843)          (155,794)            (903,322)           (474,895)
Other income (expense)                            18,268            (94,630)              93,695            (104,602)
                                         ----------------    ---------------     ----------------    ----------------
Total other                                     (478,878)           (60,661)            (503,997)              8,762
                                         ----------------    ---------------     ----------------    ----------------

Income before income taxes                     1,476,407            855,246            3,842,564           2,899,554

Income taxes                                     500,310            390,023            1,522,388           1,330,269
                                         ----------------    ---------------     ----------------    ----------------

Net income                                      $976,097           $465,223           $2,320,176          $1,569,285
                                         ================    ===============     ================    ================

Earnings per share:

     Basic                                         $0.13              $0.06                $0.30               $0.19
                                         ================    ===============     ================    ================

     Diluted                                       $0.13              $0.06                $0.29               $0.19
                                         ================    ===============     ================    ================


Weighted average shares outstanding:

     Basic                                     7,459,589          8,090,594            7,711,459           8,089,905
                                         ================    ===============     ================    ================

     Diluted                                   7,720,680          8,408,038            7,981,352           8,459,165
                                         ================    ===============     ================    ================



See accompanying notes.

                                    IMMUCOR, INC.
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                           Nine Months Ended
                                                     February 28,       February 28,
                                                         1999               1998
                                                     -------------      -------------

OPERATING ACTIVITIES:
  Net income                                           $2,320,176         $1,569,285
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                      1,219,312          1,017,668
      Amortization                                        710,777            443,364
      Changes in assets and liabilities:
        Accounts receivable                            (3,755,190)        (1,085,086)
        Accounts receivable, other                        526,467             95,362
        Income tax receivable                             233,246             (1,946)
        Inventories                                    (1,955,139)          (190,668)
        Other current assets                              245,457           (204,369)
        Accounts payable                                1,294,808           (956,678)
        Income taxes payable                              (89,989)            64,207
        Other current liabilities                         385,006            267,841
                                                     -------------      -------------

Cash provided by operating activities                   1,134,930          1,018,980

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment     (2,344,313)          (974,703)
  Cash paid for acquisition, net of cash acquired     (25,658,125)                 0
  Acquisition-related severance                        (1,957,940)                 0
  Increase / decrease in other assets                  (3,222,946)            34,822
                                                     -------------      -------------

Cash used in investing activities                     (33,183,324)          (939,881)

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements           25,200,000                  0
  Repayment of notes payable / line of credit          (1,299,200)          (842,427)
  Exercise of stock options and warrants                1,330,996            328,911
  Purchase and retirement of stock                     (7,354,007)          (151,615)
                                                     -------------      -------------

Cash provided by (used in) financing activities        17,877,789           (665,131)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    75,163           (552,627)
                                                     -------------      -------------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                (14,095,443)        (1,138,659)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                               15,816,217         15,718,234
                                                     -------------      -------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                      $1,720,774        $14,579,575
                                                     =============      =============

Noncash investing and financing activities:
  Fair value of assets acquired                       $17,757,750
  Cost in excess of assets acquired                    17,078,722
  Liabilities assumed                                  (9,178,347)
                                                     =============
  Net cash paid for acquisition                       $25,658,125
                                                     =============


See accompanying notes.

                                  IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1998, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

2.       INVENTORIES
Inventories are stated at the lower of first-in, first-out cost or market:

                                        As of                      As of
                                  February 28, 1999            May 31, 1998
                                 --------------------      -------------------
Raw materials and supplies              $3,217,761                  $2,668,444
Work in process                            901,738                     762,475
Finished goods                           9,983,834                   5,031,931
                                 ====================      ===================
                                       $14,103,333                  $8,462,850
                                 ====================      ===================

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


                                                         Three Months Ended                Nine Months Ended
                                                    February 28,     February 28,     February 28,     February 28,
                                                        1999             1998             1999             1998
                                                   ---------------- ---------------  ---------------- ---------------

Numerator for basic and diluted earnings per share:
  Income available to common shareholders                 $976,097        $465,223        $2,320,176      $1,569,285
                                                   ================ ===============  ================ ===============

Denominator:
  For basic earnings per share - weighted
  average basis                                          7,459,589       8,090,594         7,711,459       8,089,905

  Effect of dilutive stock options and warrants            261,091         317,444           269,893         369,260
                                                   ---------------- ---------------  ---------------- ---------------

  Denominator for diluted earnings per share -
  adjusted weighted-average shares                       7,720,680       8,408,038         7,981,352       8,459,165
                                                   ================ ===============  ================ ===============

Basic earnings per share                                     $0.13           $0.06             $0.30           $0.19
                                                   ================ ===============  ================ ===============

Diluted earnings per share                                   $0.13           $0.06             $0.29           $0.19
                                                   ================ ===============  ================ ===============


4.    DOMESTIC AND FOREIGN OPERATIONS
Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                          ----------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended February 28, 1999
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers  $10,633        $2,619        $1,684          $937          $885        $    -         $16,758
   Affiliates                1,366            88            16            30             -        (1,500)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                 11,999         2,707          1700           967           885        (1,500)         16,758

Income from operations       1,122           464           196           198           (27)            2           1,955

                          ---------------------------------------------------------------------------------------------------
                                                     For the Three Months Ended February 28, 1998
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers   $5,047        $2,358        $1,443        $1,121          $186        $    -          $10,155
   Affiliates                  901            61             -            45             -         (1007)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                  5,948         2,419         1,443         1,166           186         (1007)         10,155

Income from operations         185           259           128           306            27            11             916

                          ----------------------------------------------------------------------------------------------------
                                                      For the Nine Months Ended February 28, 1999
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers  $23,131        $7,697        $5,083        $3,153        $1,718      $      -         $40,782
   Affiliates                3,413           255            16           123             -        (3,807)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                 26,544         7,952         5,099         3,276         1,718        (3,807)         40,782

Income from operations       1,671         1,224           587           821            64           (20)          4,347

                          ----------------------------------------------------------------------------------------------------
                                                      For the Nine Months Ended February 28, 1998
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers  $14,570        $7,041        $4,244        $3,200          $566       $     -         $29,621
   Affiliates                2,746           208            18           115             -        (3,087)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                 17,316         7,249         4,262         3,315           566        (3,087)         29,621

Income from operations         667           784           392           965            79             4           2,891

                          -----------------------------------------          -----------------------------------------
                                     February 28, 1999                                     May 31, 1998
                          -----------------------------------------          -----------------------------------------
                                           Total                                              Total
                           Long-lived   Identifiable                          Long-lived   Identifiable
                             Assets        Assets      Net Assets               Assets        Assets      Net Assets
                          ------------- ------------- -------------          ------------- ------------- -------------
U.S.                         $49,043       $73,375       $40,296                $19,826       $47,293       $45,060
Germany                        4,040         8,378         4,852                  4,165         8,085         4,282
Italy                          2,400        10,784          (960)                 2,475         9,944        (1,072)
Canada                         7,893         9,403         1,638                  7,974         9,593         1,404
Other                            473         2,927           812                    445         1,513           758
Eliminations                 (15,793)      (19,738)       (8,062)               (15,442)      (18,884)       (7,999)
                          ============= ============= =============          ============= ============= =============
      Consolidated           $48,056       $85,129       $38,576                $19,443       $57,544       $42,433
                          ============= ============= =============          ============= ============= =============

The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,726,000 and $880,000 for the three months ended February 28, 1999 and 1998, respectively and $3,769,000 and $2,620,000 for the nine months ended February 28, 1999 and 1998, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $618,000 and $472,000 for the three months ended February 28, 1999 and 1998, respectively and $992,000 and $846,000 for the nine months ended February 28, 1999 and 1998, respectively. The Company's Canadian operation made export net sales to unaffiliated customers of approximately $492,000 and $801,000 for the three months ended February 28, 1999 and 1998, respectively and $1,899,000 and $2,262,000 for the nine months ended February 28, 1999 and 1998, respectively. Product sales to affiliates are valued at market prices.

5.     COMPREHENSIVE INCOME
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 on June 1, 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements. For the three months ended February 28, 1999 and 1998, total comprehensive income was $98,102 and $78,958, respectively, and for the nine months ended February 28, 1999 and 1998, was $2,166,226 and $890,976,
respectively, which is comprised of net income and other comprehensive income (losses). Other comprehensive loss for the three months ended February 28, 1999 and 1998 was ($877,995) and ($386,265), respectively and other comprehensive loss for the nine months ended February 28, 1999 and 1998 was ($153,950) and ($678,309), respectively, and consisted of income (losses) on foreign currency translation adjustments. Accumulated other comprehensive loss as of February 28, 1999 was ($2,546,446). The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.

6.   ACCOUNTS RECEIVABLE, OTHER
In fiscal 1997, Mr. Josef Wilms, the former president of the Company's German subsidiary, Immucor GmbH, borrowed, prior to his resignation, $300,000 from the Company at 6% interest, secured by his warrants to purchase 143,750 shares of the Company's Common Stock. At May 31, 1998 the loan receivable including interest totaled $167,000, and at February 28, 1999 the loan and all accrued interest was fully paid.

In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and $1,311,000 in fiscal 1997. At May 31, 1998 the amount receivable was approximately $1,300,000 and at February 28, 1999 the loan receivable balance was approximately $169,000.

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

On November 4, 1998, the Company entered into an interest rate swap agreement with a notional amount of $15,000,000 maturing on the same date of the loan which converts the loan's floating rate to a fixed rate. In connection with the purchase, there is an outstanding patent litigation claim against the Company and its wholly-owned subsidiary (Gamma Biologicals) for which the outcome is not yet determined. Management believes it has a meritorious defense against the alleged infringement.

Immucor effected the merger of Gamma Acquisition Corporation into Gamma Biologicals on October 30, 1998. In the merger, each remaining outstanding share of Gamma Biologicals was converted into the right to receive $5.40 net in cash and Gamma Biologicals became a majority-owned subsidiary of Immucor.

Located in Houston, Texas, Gamma Biologicals manufactures and sells a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. The company accounted for the transaction as a purchase business combination. The results of the operations of Gamma Biologicals since October 27, 1998 are included in the 1998 Consolidated Statements of Income. Goodwill, which represents the excess of costs over net assets acquired, will be amortized on a straightline basis over 30 years.

The purchase price allocation subject to certain adjustments is as follows:


Current assets                                                   $8,590,559

Property, plant and equipment, net                                7,535,909
Other assets                                                      2,320,447
Excess of costs over net assets acquired - Goodwill              17,078,722
Less:  Liabilities assumed                                       (8,308,458)
                                                             ----------------

Purchase price                                                  $27,217,179
                                                             ================


The pro forma unaudited results of operations for the nine months ended February 28, 1999 and February 28, 1998, assuming consummation of the purchase as of June 1, 1997, including financing from the proceeds of a bank loan and ignoring any cost-saving initiatives are presented below:

                                Nine Months Ended            Nine Months Ended
                                February 28, 1999            February 28, 1998
                            -----------------------      ----------------------

Net sales                            $48,171,710                 $43,460,758
Net income                             1,241,138                   2,114,252

Net income per common share:
     Basic                                   .16                         .26
     Diluted                                 .16                         .25


8.    SUBSEQUENT EVENTS
On March 15, 1999, the Company acquired the distribution rights to market its products in France and Belgium through the purchase of its former distributors, Immunochim s.a.r.l. (France) and Medichim S.A. (Belgium) for a combination of cash, Company stock options, and an incentive earn out. In addition, a non-compete agreement and intellectual property were purchased and will be amortized over the term of the agreements and will be classified as other assets.

On April 6, 1999, the Company announced the signing of a definitive agreement for the purchase of certain assets of the BCA blood bank division of Biopool International, Inc. The total purchase price of $4.5 million includes $3 million for net working capital and $1.5 million for the product lines. The transaction is expected to close on May 1, 1999.

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

Financial Condition and Liquidity:

    During the nine months ended February 28, 1999 the Company increased its profitability, maintained positive working capital and had no significant change in the cash from operating activities. As of February 28, 1999, the Company's cash position totaled $1,720,774. For the nine months ended February 28, 1999, the Company generated cash from operating activities of $1,134,929 and repaid $1,299,200 of bank debt primarily in Germany and Canada.

    On October 27, 1998, the Company acquired 94.3% of the issued and outstanding common stock of Gamma Biologicals, Inc. for a cash tender offer of $5.40 per share and certain transaction costs for a total value of $26,661,918. Approximately $5,000,000 of the purchase price was paid in cash and the remainder was funded by a $20,000,000 loan from the Company's lead bank, use of Gamma Biologicals, Inc.'s cash and assuming other liabilities. In addition, as of February 28, 1999, the Company has made severance payments related to the acquisition in the amount of $1,957,940.

     In June 1997, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During the nine month period ended February 28, 1999 the Company repurchased approximately 822,800 shares of its common stock for $7,354,007 under the program. To date 925,600 shares have been purchased under the 1997 program. On August 26, 1998, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock. The exercise of approximately 181,000 stock options and warrants provided $1,330,996 in cash.

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

Results of Operations:

Net sales

    Net sales for the three months ended February 28, 1999 totaled $16,758,000, an increase of $6,603,000 (65%) over last year's $10,155,000. Current year three month results included $4,560,000 in net sales from Gamma Biologicals, Inc. acquired on October 27, 1998 (see Financial Condition and Liquidity). The remaining increase in sales was generated equally in the US and Europe and was primarily due to instrumentation sales. The Company generated instrument revenues of $2,200,000 for the quarter and $3,750,000 for the nine month period. Sales by the Company's European subsidiaries increased 30% over last year's total of which 7% was due to favorable rates of foreign exchange in Europe as compared to the prior period. For the nine months ended February 28, 1999, net sales were $40,782,000 (including Gamma's $6,354,000) compared to $29,621,000 in the prior year.

Gross profit

    As a percent of sales, gross profit for the three months ended February 28, 1999 totaled 54.7% versus 52.8% for the same period in 1998. The increase in gross profit margin was primarily caused by increased end customer sales at higher margins. Also, the Company has begun to recognize the benefit of increased higher margin reagent sales associated with instrument placements this quarter.

Operating expenses

    When compared to the prior year, three and nine month periods ended February 28, 1999 research and development costs increased $154,000 and $272,000 respectively with $295,000 year-to-date additional research expense resulting from the acquisition of Gamma Biologicals, Inc. (see Financial Condition and Liquidity).

    Selling and marketing expenses for the three and nine month periods increased $1,256,000 and $2,020,000 respectively as compared to the same period last year. Part of the increase was due to the inclusion of Gamma Biologicals,
Inc.: $630,000 for three months and $996,000 for nine months. The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy, increased expenses for the launch of the ABS2000, and expansion of its Spanish and Italian operations.

     Distribution expenses increased $393,000 for the three month period and $524,000 for the nine month period of which Gamma Biologicals, Inc. accounts for $273,000 for the quarter and $374,000 for the nine month period. The remaining increase relates to increased shipping activity.

     General and administrative expenses for the three and nine month periods increased $656,000 and $1,035,000, respectively with additional expenses of $343,000 for three months and $535,000 for nine months resulting from the purchase of Gamma Biologicals, Inc. and the remainder due to higher expenses as we expand operations worldwide.

     Merger-related   expenses  are  one-time  expenses  related  to  the  Gamma
Biologicals Inc. acquisition.


Interest income

    Interest income decreased $170,000 for the quarter and $283,000 for the nine month period due to lower cash balances as compared to last year caused by the purchase of treasury stock and the purchase of Gamma Biologicals, Inc. which was partially funded by the use of the Company's cash. (see Financial Conditions and Liquidity).

Interest expense

    When compared to the prior year three and nine month period, interest expense increased $361,000 and $428,000. This is a result of the purchase of Gamma Biological, Inc. which was primarily financed with the proceeds of a bank loan.

Other income(expense)

    Other income increased $113,000 for the three month period and $198,000 for the nine month period due to a gain on sale of certain assets in Europe during the current period compared to higher currency transaction losses incurred in Europe last year.

Income taxes

    Income tax expense as a percent of pretax income, decreased during the three month period ended August 31, 1998 and nine month period ended February 28, 1999 due to lower taxes provided in Germany and the United States as compared to the prior period. This is a result of the Company's ongoing implementation of tax planning strategies.

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

    Third Party Impact Assessment - The Company has begun to verify the readiness of its significant suppliers and customers through the distribution of a questionnaire. Although this process is not complete, based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations. The Company estimates that this assessment will be completed by May 1999.

    Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant before the summer of 1999. In North America, since the Company had already planned to implement a new enterprise wide internal business information software system by September 1999, the need to make software changes to the existing system are for the most part not required. The Company has entered into an agreement with a major software provider for an enterprise wide business software system that is year 2000 compliant. The Company's implementation plan is to install the software by March 1999, test and modify by October 1999 and be operating by November 1999. The Company has already installed the software and is currently setting milestone completion dates during the implementation period and will be monitoring progress closely.

     Contingency Plan - The risk the Company faces is a delay in the implementation of the new internal business information software. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan and will begin to make program modifications to the existing internal business software in June 1999. The Company estimates that all modifications and testing can be completed within two to three months at a cost of approximately $20,000 which will be expensed as incurred. Expenses to date are nominal.

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

PART II - OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K.

         (a) The Company has filed the following exhibits with this report:

             27     Financial data schedule.


         (b) On January 11, 1999, the Company filed a Form 8-K/A dated October 27, 1998, relating to Item 2 and Item 7, the acquisition of Gamma Biologicals, Inc. On February 8, 1999, the Company filed Amendment No. 2 to Form 8-K/A dated October 27, 1998, relating to Item 2 and Item 7, the acquisition of Gamma Biologicals, Inc.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 IMMUCOR, INC.
                                 (Registrant)



Date:  April 14, 1999








/s/  Edward L. Gallup        Edward L. Gallup, President








/s/  Steven C. Ramsey        Steven C. Ramsey, Senior Vice President - Finance
                               (Principal Accounting Officer)