Form 10-K405
period 1999-05-31
IMMUCOR INC
filed 1999-08-30
CIK 736822

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                X        THE SECURITIES EXCHANGE ACT OF 1934
               ---
                     For the fiscal year ended May 31, 1999

                                       OR

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               ---
                     For the transition period from     to

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

         As of July 30 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $109,716,000.

         As of July 30 1999, there were 7,690,031 shares of common stock outstanding.

                                    PART I

Item 1.--Business

         Founded in 1982, Immucor, Inc., a Georgia corporation ("Immucor" or the "Company"), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.

         During fiscal 1999 the Company implemented its strategic plan of consolidating the U.S. blood bank market leaving Immucor and Ortho Clinical Diagnostics as the only two companies offering a complete line of blood banking reagents in the U.S. and thereby strengthening its direct presence in Europe and Canada. The Company achieved this through a series of acquisitions, which are listed below:

         Acquisition of Canadian Distribution Rights. On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor for a total transaction value of approximately $2.1 million. Distribution of the entire range of products was taken over by Dominion Biologicals, Ltd. ("Dominion"), Immucor's wholly owned Canadian subsidiary. Dominion is currently the market leader in Canada for conventional reagents. See - Liquidity and Capital Resources.

         Acquisition of Gamma Biologicals, Inc. On October 27, 1998, the Company completed the acquisition of Gamma Biologicals, Inc. ("Gamma") for a total transaction value of approximately $27.3 million (see - Note 3 to the Consolidated Financial Statements). Located in Houston, Texas, Gamma manufactures and distributes a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. Gamma was the third largest domestic blood bank serology company before the acquisition. Through this acquisition the Company strengthened its competitive position in the U.S. market, added to its customer base, and added to its product offerings, all of which extend the Company's marketing reach both in the U.S. and internationally. Combining Immucor's
Automated Product Family and Capture with Gamma's line of monoclonal reagents, red cell products and ReACT product represents a natural fit and creates an ample selection of products for our customers worldwide (see - Products).

         Acquisition of French and Belgian Distributor's Rights. On March 15, 1999, the Company acquired its former distributors in France (Immunochim s.a.r.l.) and Belgium (Medichim S.A.), for a combination of cash, Immucor stock options and an incentive earn out for a total transaction value of approximately $1.8 million (see - Note 3 to the Consolidated Financial Statements). The Company's direct presence will allow it to take advantage of the large potential for blood bank automation installations in the French market, which the Company believes is the second largest market in Europe.

         Acquisition of the BCA blood bank division assets of Biopool International, Inc. On April 30, 1999 the Company purchased certain assets of the BCA blood bank division of Biopool International, Inc. for approximately $4.5 million (see - Note 3 to the Consolidated Financial Statements). The acquired product lines generated approximately $5.5 million in annual revenues for Biopool, and the Company expects to maintain up to 90% of these sales.

         The above acquisitions have allowed Immucor to become the market leader in North America in terms of sales and has strengthened its position worldwide. See - Competition and Marketing and Distribution. The acquisitions have been financed through the use of the Company's cash and a loan agreement with the Company's primary U.S. bank. See- Liquidity and Capital Resources and Note 3 to the Consolidated Financial Statements.

         Since  1992  the  Company  has  worked  with  the  medical   instrument
manufacturer Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to develop an automated, "walk-away", blood bank analyzer called the ABS2000, using Immucor's proprietary Capture(R) technology. In March 1996, the Company filed a 510(k) application with the U.S. Food and Drug Administration (the "FDA") for market clearance. On July 6, 1998, the Company announced that the FDA cleared the ABS2000 for marketing in the U.S. The instrument is designed for patient testing in hospital transfusion laboratories and is the first fully automated blood bank system that performs blood compatibility tests currently done manually by blood bank technologists. The Company introduced the ABS2000 to the U.S. market during the second quarter of fiscal 1999.

         In March 1998, Immucor signed an exclusive distribution agreement with IBG Systems Limited ("IBG") headquartered in England whereby Immucor assumed the sale, marketing and service of all current and future IBG products in North America. IBG presently has the only semi-automated microtitration plate reader available for sale in the U.S., which interprets Immucor's proprietary solid phase Capture(R) assays. With this agreement Immucor also obtained the North American distribution rights for blood bank applications of the ROSYS Plato system manufactured by ROSYS Anthos Ag of Switzerland. The system provides medium sized donor centers and large hospital transfusion laboratories automated liquid and sample handling for processing of microtitration plates and also uses Immucor's proprietary solid phase Capture(R) assays. The Company introduced the system to the U.S. and European markets during fiscal 1999. In July 1999 the Company purchased the exclusive distribution rights of the Rosys Plato from IBG for approximately $250,000 in cash. The Company has entered into a distribution agreement directly with Rosys Anthos Ag for the distribution of the Rosys Plato (marketed as ABS Precis in Europe) in North America and Europe.

         In 1998, the Company began marketing an automated medical instrument, previously referred to as the ABSHV, utilizing DYNEX Technologies, Inc.'s 510(k) clearance for its product called the DIAS PLUS. The instrument, marketed as ABSHV in Europe, provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's solid phase Capture(R) assays.

Industry

         Immucor is part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the transfusion of blood and blood components. In the U.S., the FDA regulates human blood as a drug and as a biological product, and it regulates the transfusion of blood as the administration of a drug and of a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See Regulation of Business.

         The principal components of blood are plasma (the fluid portion) and cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body, and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor's red blood cells contain antigens that could react with the corresponding antibody in the patient's plasma, the transfusion of the red blood cells may result in the potentially life threatening destruction of the red blood cells.

         Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed manually by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed using procedures which the Company believes can be significantly improved using its instrumentation and solid phase and ReACT testing systems to automate the testing procedures. See Products -- Blood Bank Automation and Solid Phase and Microcolumn Technology.

         The Company believes that the worldwide market for traditional blood bank reagents is approximately $265 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1 billion. Therefore, the introduction of labor-saving products will provide additional growth in the market. The Company believes that its blood bank automation, solid phase and ReACT blood testing system improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products -- Blood Bank Automation and Solid Phase and Microcolumn Technology. The Company anticipates that it will be able to increase the available market for traditional and automated reagents to $575 million while decreasing the overall cost of blood testing by reducing the labor component of testing by approximately $450 million.

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

         The following table sets forth the products sold by or exclusively for the Company, most of which are manufactured by or exclusively for the Company.

Product Group                         Principal Use

ABO Blood Grouping Detect and identify ABO antigens on red blood cells in order to classify a specimen's blood group as either A, B, AB or O.

Rh Blood Typing Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.

Anti-human  Globulin     Used with other  products  for routine
                         crossmatching,   and  antibody   detection  and  Serums
                         (Coombs Serums) identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

Reagent Red Blood Cells  Detect and identify  antibodies  in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Product Group  (continued)            Principal Use  (continued)


Rare Serums              Detect the presence or absence of rare antigens.

Antibody Potentiators    Increase the sensitivity of antigen-antibody tests.

Quality Control Systems  Daily  evaluation  of the  reactivity of routine blood testing reagents.

Monoclonal (Hybridoma) Detect and identify ABO and other antigens on red blood Antibody-based Reagents cells.


Technical Proficiency    Reagent tests used  to determine technical  proficiency
Systems                  and provide continuing education for technical staff.

Fetal Bleed Screen Kit   Used to detect  excessive  fetal-maternal hemorrhage in
                         Rh-negative women.

Capture-P(R)             Used for the detection of platelet antibodies.

Capture-R(R)             Used to detect and identify unexpected blood group
                         antibodies.

Capture-CMV(R)           Used for the detection of antibodies to
                         cytomegalovirus.

Capture(R)-S             Used for the  detection of  antilipid antibodies for
                         syphilis screening.

ReACT-(TM)-Test System   Microcolumn technology used to detect
                         and identify unexpected blood group antibodies.

SegmentSampler-(TM)      Disposable blood handling safety device.

ABS2000                  Fully  automated  blood bank system used for patient
                         ABO/Rh  grouping,   antibody  screening, donor  ABO/Rh
                         confirmation testing and crossmatching.


The following table includes additional products not manufactured by the Company but sold by the Company:

Product Group                          Principal Use

Rh(D)Immune Globulin     Administered by injection once during
(Human)                  and once  after  pregnancy  to an Rh  negative
                         woman who delivers an Rh positive infant to prevent hemolytic disease of the newborn.

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

Immunofluorescent        Used in clinical  research to identify  rare cell
Monoclonal Antibodies    surface antigens.


Automated Microtitration  Instruments providing laboratories  automated  batch
Plate Processors          processing and positive sample identification of
and Liquid Handlers       routine blood donor tests.


Microtitration Plate     Instrument  that reads  and interprets   test  results
 Reader                  of  Immucor's   proprietary Capture(R) products.


I-TRAC Transfusion management system used to verify the correct patient has been selected to receive a blood component before administration.

Microvolume Fluorimetry   Automated  cell  enumeration  and characterization
                          for patients  undergoing  transfusion therapy.





Systems

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

         ABS2000: Fully Automated Blood Bank System. On July 6, 1998, the Company announced it received FDA clearance to market the ABS2000 in the U.S. This automated, "walk-away", blood bank analyzer uses Immucor's proprietary Capture(R) reagent product technology to perform blood bank patient testing and is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc. During fiscal 1999, the Company began to implement its marketing plan for domestic sale of the product.

         ROSYS Plato: Microplate Liquid Handler and Sample Processor. The system provides medium sized donor centers and large hospital transfusion laboratories automated liquid and sample handling for processing of microtitration plates and also uses Immucor's proprietary solid phase Capture(R) assays.

         DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R(R), Capture-CMV(R) and Capture(R)-S products.

         Multireader Plus: Microplate Reader. Semi-automated spectraphotometric microtitration plate reader that reads and interprets test results of Immucor's proprietary Capture(R) products. Together with the ROSYS Plato or the DIAS PLUS, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers and large hospital transfusion laboratories, and large reference laboratories.

         I-TRAC: I-TRAC is a comprehensive transfusion management system that documents and verifies information electronically and gives health care professionals the tools to ensure that the right blood is administered to the right patient. In an environment that demands accuracy, Immucor recognized the need for a system that could verify information and catch potential mistakes, before they are made. The solution was a closed-loop process of information management. This electronic tracking system incorporates portable data terminals, automated blood banking systems, and lab information management. The system identifies each patient using barcoded wristbands, and uniquely identifies each specimen drawn from a patient using barcoded labels produced at the bedside. I-TRAC provides automated transfusion testing using any of Immucor's products, verifies the correct patient has been selected to receive a blood component before administration, and prints a transfusion report at the bedside.

         Laboratory Equipment. Immucor also distributes laboratory equipment designed to automate certain blood test procedures and used in conjunction with the Company's Capture(R) and ReACT products.

         Microvolume Fluorimetry. Microvolume fluorimetry is a laser-based imaging system, which detects fluorescently-tagged cells held in stasis in a defined volume, enabling an automated cellular assay delivery system.

Proprietary Technology

         Under current agglutination blood testing techniques, serum is mixed with red blood cells in a test tube and the technologist performs several procedures and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. However, the mixture remains in a fluid state and it is sometimes difficult for the technologist to determine whether the positive reaction has occurred.

         Because of the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated technologists. Depending on the technical proficiency of the person performing the test, the process can take from 30 minutes to one hour, and if the test results are ambiguous the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in such testing. Based on industry sources, the Company believes that labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes that its solid phase and ReACT blood testing systems improve test results and reduce the time necessary to perform certain blood testing procedures related to the transfusion of blood and blood components.

         Solid Phase Technology. In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P(R), Capture-R(R), Capture-CMV(R), Capture(R)-S and the Company's ongoing research, the Company believes that solid phase test results can generally be obtained in substantially less time than by existing techniques.

         Immucor has obtained FDA clearance for sale of four test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P(R); a Red Cell Antibody Detection System, Capture-R(R); and two Infectious Disease Tests, Capture-CMV(R) and Capture(R)-S (see below). In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.


         Microcolumn Technology (ReACT-(TM)- Test System). Gamma Biologicals, Inc., the Company's wholly owned subsidiary, has developed and received a patent, in September 1997, on a microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Immucor compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT (Red Cell Adherence Technology) has been chosen as a commercial trade name for the product line. The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. Gamma received FDA clearance to market the first ReACT products in the United States in September 1997, and the Company's first ReACT products are used for antibody detection and identification. Since the purchase of Gamma in October 1998, the Company has re-examined and modified the marketing strategy for ReACT and has re-launched the product both internationally and domestically. See "Item 3. - Legal Proceedings" regarding a claim of patent infringement against the Company.

Products Under Development

         Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons whose specific duties are to continue to improve existing products and develop new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions who provide similar services and the Company expects that it will continue to do so. The Company intends to continue its product development efforts primarily in the area of blood bank automation, microcolumn and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 1999, 1998 and 1997, the Company spent $1,293,600, $970,900, and $907,100, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers. For the seven year period ending May 31, 1999 the Company has invested $5.2 million in instrument research and development principally under research contracts with Bio-Tek and DYNEX.

         Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

         Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to combine the reagent manufacturing expertise of Immucor with the medical instrumentation expertise of Bio-Tek, to develop an automated, "walk-away", blood bank analyzer. Bio-Tek has been responsible for engineering, software development and manufacturing. The Company announced clearance to market the product in the U.S. from the FDA on July 6, 1998 and continues to upgrade and develop system software/hardware upgrades to add additional tests to its menu, to increase ease of use, to improve throughput and to add stat testing capabilities.

         The Company is working with Rosys Anthos AG of Switzerland to automate its microcolumn applications on the Rosys Plato, known as the ABS Precis in Europe. The Company expects this application to be ready for European market introduction during fiscal 2000. See- Note 11.

         Antibody Identification Website. During fiscal 1999 the Company began to develop together with Sanguin International Limited, headquartered in England, the industry's first dedicated Internet website for online assistance with the identification of unexpected red cell antibodies, called www.ready-id.com. Additionally, www.ready-id.com will provide customers access to continuing education, guidance on serological techniques, industry related topic searches and online consultation services. The Company believes that the demand for the service will increase in the future as more accounts become automated and the number of laboratory workers with a high level of technical knowledge in the blood bank industry begins to decline. The Company expects that the web service will be completely operational in fiscal 2000.

         Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented, solid phase technology. Currently, the Company is developing a screening test for the detection of weak D antigens on donor red cells.

         Additional Microcolumn Applications. Products to be used for red cell antigen typing in the ReACT Test System are currently under development.

         Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens, and for use in the solid phase test systems. Monoclonal antibodies are highly specific, a trait which allows them to detect and identify antigens with greater efficiency than other reagents. Product quality and consistency is maintained from production lot to production lot. The Company continues to pursue the development of such antibodies principally through Gamma and its Canadian subsidiary, Dominion.

Marketing and Distribution

         Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no one customer purchases annually in excess of 5% of the Company's current sales volume. The Company believes there is little seasonality to its sales activity and there is no material backlog of orders.

         During fiscal 1999, the Company has increased its market share through the implementation of its acquisition strategy (see Item 1. Business). The Company believes it is the market leader in North America. In addition, the Company seeks to continue to increase its market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its blood bank automation strategy, solid phase and ReACT technologies.

         The Company markets and sells its products to its customers directly through 114 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, France, Belgium and the Netherlands. In addition, the Company utilizes 16 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business. The Company believes that it can more effectively market its products through persons who specialize in blood testing reagents and related equipment, as opposed to persons who generally sell a broader line of medical supplies but without any expertise in blood testing products. To enable the smooth transition to a systems company the company has conducted extensive capital sales training of its existing sales force and has begun the process of adding additional capital sales representatives to the organization to capitalize on its strategy. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory which was significantly strengthened through its acquisition of Gamma in October 1998. It assists the Company's customers in identifying certain blood group antibodies which are rare or difficult to detect. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

         The  Company  also  markets  its   products   internationally   through
distributors located throughout the world. For the fiscal years ended May 31, 1999, 1998 and 1997, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $30,241,000, $24,101,000, and $22,130,000, respectively, and these sales accounted for approximately 51%, 61%, and 62% of the Company's total net sales for the respective fiscal years. See Note 14 to the Consolidated Financial Statements. Most of the Company's foreign sales occurred in Europe and Canada where the Company maintains subsidiaries.

Suppliers

         The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier except for certain instrumentation manufacturers including Lionheart Technologies Inc. for the ABS2000, Dynex Technologies Inc. for the DIAS Plus, and Rosys Anthos AG for the Rosys Plato (see Note 12 to the Consolidated Financial Statements) and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

         Certain of the Company's products are derived from blood having particular or rare combinations of antibodies and antigens, which are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that the Company will always have available to it a sufficient supply of such blood.

Regulation of Business

         The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with various federal and state statutes, rules and regulations generally include, licensing, product testing, facilities compliance, product labeling, and consumer disclosure (see Industry). The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982, U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971 to Gamma Biologicals, Inc., and under U.S. Government Establishment License No. 1151 granted by the FDA in May 1992 to Dominion Biologicals Limited. An FDA license is issued for an indefinite period of time, subject to the FDA's right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company's products must be submitted to and approved by the FDA prior to its sale or distribution.

         In addition to its facilities license, the Company holds several product licenses to manufacture blood grouping reagents. To obtain a product license, the Company must submit the product manufacturing methods to the FDA, perform a clinical trial of its product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses will be obtained by the Company.

         To sell its products in Germany, Immucor GmbH must license its products with the Paul-Ehrlich-Institute prior to product introduction. In addition, an import license for products purchased outside the European Economic Community is required. To date, Immucor GmbH has been able to obtain licenses needed to effectively promote its products in Germany and throughout Europe.

         In North America, the Company has hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and the Company believes that its manufacturing and on-going quality control procedures conform to the required federal and state rules and regulations.

Patents, Trademarks and Royalties

         Since 1986, the U.S. Patent Office has issued to Immucor six patents pertaining to its solid phase technology.

         Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City ("Blood Center") pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 1999, 1998 and 1997 the Company paid the Blood Center royalties of approximately $411,100, $389,900, and $368,800 under this agreement. (See - Note
11)

         In May 1994, Gamma applied for United States and international patents covering a new antigen/antibody detection procedure using an affinity adherence technology (see Products). The U.S. patent was issued in September 1997. Gamma was able to attain the patent rights by entering into a license agreement with Pasteur Sanofi Diagnostics ("Sanofi"), a company with headquarters in France, for the use and sale of their microcolumn test procedure for the detection of antibodies called ReACT. Under the terms of the agreement the Company will pay Sanofi royalties equal to 12% of the net sales from the ReACT products in six countries in Europe.. The agreement expires on the expiration of the patent of the technology. To date the Company has made insignificant payments as the product is in the initial stages of its market launch. However, the Company expects royalty payments to increase significantly as sales of the product increase in fiscal 2000. In addition Gamma has five royalty agreements on various reagent products with royalties being paid at rates between 2% and 5%. During fiscal 1999 approximately $65,000 was paid under these royalty agreements. See- Products- ReACT-TM- Test System and Item 3. - Legal
Proceedings, regarding a claim of patent infringement by the Company. An additional patent application has been submitted covering the ReACT technology.

         Through its development activities involving its solid phase and ReACT technology, the Company has acquired expertise in such technology which it considers trade secrets. While the Company will continue to seek patent protection for its solid phase and ReACT technology and new applications thereof, the Company believes that its acquired expertise and know-how, including the above mentioned trade secrets, will provide more important protection from competition.

         The Company has registered the trademark "Immucor" and several product names, such as "ABS2000", "ImmuAdd", "Capture", "Capture-P", "MCP", "Capture-R", "Ready-Screen", "Ready-ID", "Capture-CMV" and "I-TRAC". Dominion Biologicals Limited has registered the trademark "NOVACLONE". Gamma Biologicals, Inc. has registered the trademark "Gamma" and several product names including "ReACT", "RQC", "ELU-Kit", "Quinn", "EGA-Kit", "RiSE", "Tech-Chek", "PV-Plates", "SegmentSampler", and "Saber".

         Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but plans to continue production of only one of the products with the registered trademark "RESt".

Competition

         Due to the Company's purchase of Gamma and the asset purchase of the BCA blood bank division of Biopool International, Inc., the Company believes that Ortho-Clinical Diagnostics, a Johnson & Johnson company, is its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that during fiscal 1999 it has become the North American market leader in terms of sales.

          Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. Both of these companies have been established longer, Diamed has a larger global market share than the Company, and may have greater financial and other resources than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as blood bank automation, the Company's Capture(R) and ReACT products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

Employees

         At July 30, 1999 the Company and its subsidiaries had a total of 385 employees.

         At July 30, 1999, the Company had 257 full time employees in the U.S., of whom 57 were in sales and marketing, 179 were in manufacturing, research and distribution, and 21 were in administration.

         At July 30, 1999 in Germany, Portugal, Italy, Spain, Canada, France, Belgium, and the Netherlands, the Company had 128 full-time employees, of whom 57 were in sales and marketing, 50 were in research, distribution and administration and 21 were in manufacturing.

         The Company has experienced a low turnover rate among its technical and sales staff and none of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Item 2.--Properties.

         The Company leases approximately 67,500 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 1999 were $446,900. The term of the lease is for a six-year period ending August 2005 with a right to renew for an additional five years. In northwest Houston, the Company owns a 41,000 square foot building on a three-acre tract of land, which is used primarily for manufacturing and shipping. The land and building are subject to a first lien mortgage.

         In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 1999, totaled $189,000. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 1999 totaled $107,900 for 805 square meters. The Company has four separate lease agreements for the facility in Italy. The term of the first lease is through April 2000, the second lease is through October 2000, the third lease is through September 2002 and the fourth lease is through October 2003. In the Netherlands, the Company leases 232 square meters of office and warehouse space near Amsterdam. Rent expense for the fiscal year ended May 31, 1999, totaled $30,400. In France, the Company leases 60 square meters and the term of the lease is through October 2007. Rent expense for the fiscal year ended May 31, 1999 totaled $2,500. In Belgium, the Company owns land and a 575 square meter building subject to a first lien mortgage. In Canada, the FDA approved facility is owned by the Company. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

Item 3.--Legal Proceedings.

         When the Company acquired Gamma in October 1998, Gamma was a party to existing legal proceedings involving Gamma. On May 12, 1998, Gamma received notice that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notice that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against the Company and Gamma for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System (See Products
- ReACT-TM- Test System") infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the foundation on January 26, 1999. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma and Immucor, an award of treble damages, with interest and costs and reasonable attorney's fees. Management believes that the ReACT technology does not infringe any claims made in either of the Foundation's patents; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome.

         On January 23, 1998, a former employee of Gamma filed a suit in the District Court of Harris County, Texas, alleging that Gamma breached a verbal contract to provide certain post-employment benefits. The plaintiff sought specific performance of the contract or, in the alternative, money damages in an amount not less than $1,500,000. Management of Gamma denied that it had breached any obligations to the plaintiff, and believed that it was unlikely that the outcome of this case would have a material impact on the financial condition of the Company. A settlement agreement for the case was finalized on October 23, 1998 and the case has been dismissed.

         On November 16, 1998 the Company was notified that Vector Securities International, Inc. ("Vector") filed a civil suit against Gamma for breach of contract in the U.S. District Court for the Northern District of Illinois under court file no. 98C 7334. Vector contended that as a result of the acquisition of Gamma by Immucor, Gamma was liable to it for an investment banking fee of $749,000. On April 30, 1999 the parties reached a settlement agreement and the case has been dismissed.

Item 4.--Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                                      PART II

Item 5.--Market for Registrant's Common Equity and Related Stockholder Matters.

         Immucor's Common Stock trades on The NASDAQ National Market System of The NASDAQ Stock Market under the Symbol: BLUD. The following table sets forth the quarterly high and low sale prices of the Common Stock for the fiscal periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.


                                                High                  Low
                                         ----------------     ----------------

Period June 1 through July 30, 1999           $18.875              $11.500


Fiscal Year Ended May 31, 1999
First Quarter                                  $11.188             $  8.000
Second Quarter                                  10.250                7.375
Third Quarter                                   10.000                7.750
Fourth Quarter                                  14.375                7.750


Fiscal Year Ended May 31, 1998
First Quarter                                  $10.875             $  7.125
Second Quarter                                  12.000                7.750
Third Quarter                                   10.625                7.500
Fourth Quarter                                  10.000                7.063


         As of July 30, 1999, there were 447 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $15.063.

         Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.--Consolidated Selected Financial Data.

                       (All amounts are in thousands, except per share amounts)

                                                                           Year Ended May 31,
                                             ---------------------------------------------------------------------------------
                                                1999 (2)          1998           1997 (1)           1996            1995
                                             ---------------  --------------   --------------  ---------------  --------------


Statement of Income Data:
Net sales                                         $59,525          $39,790          $35,653         $30,964          $28,892
Cost of sales                                      27,551           18,168           15,055          12,005           10,865
                                             ---------------  --------------   --------------  ---------------  --------------


Gross profit                                       31,974           21,622           20,598          18,959           18,027
                                             ---------------  --------------   --------------  ---------------  --------------

Operating expenses:
Research and development                            1,294              971              907             998            1,130
Selling, general, and administrative               23,812           16,918           16,647          14,318           12,660
Merger-related expenses                               559                -                -               -                -
                                             ---------------  --------------   --------------  ---------------  --------------

Total operating expenses                           25,665           17,889           17,554          15,316           13,790
                                             ---------------  --------------   --------------  ---------------  --------------


Income from operations                              6,309            3,733            3,044           3,643            4,237
                                             ---------------  --------------   --------------  ---------------  --------------


Other:
Interest income                                       313              789              848             868              805
Interest expense                                   (1,416)            (616)            (486)           (388)            (534)
Other                                                 202              (27)            (264)             53               23
                                             ---------------  --------------   --------------  ---------------  --------------


Total other                                          (901)             146               98             533              294
                                             ---------------  --------------   --------------  ---------------  --------------


Income before income taxes                          5,408            3,879            3,142           4,176            4,531
Income taxes                                        1,847            1,810            1,302           1,403            1,641
                                             ---------------  --------------   --------------  ---------------  --------------


Net income                                       $  3,561         $  2,069         $  1,840        $  2,773         $  2,890
                                             ===============  ==============   ==============  ===============  ==============


Earnings per share:

     Basic                                        $     .47        $    .26         $   .23         $    .35        $     .38
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                      $     .45        $    .25         $   .22         $    .32        $     .37
                                             ===============  ==============   ==============  ===============  ==============


Weighted average shares outstanding

     Basic                                          7,646            8,095            8,066           7,867            7,695
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        7,959            8,443            8,535           8,653            7,809
                                             ===============  ==============   ==============  ===============  ==============


Balance Sheet Data:
Working capital                                   $21,141          $32,948          $31,868         $32,524          $29,101
Total assets                                       99,734           57,544           57,726          47,207           43,979
Long-term debt, less current portion               31,548            8,912           10,666           3,909            5,744
Retained earnings                                  25,499           21,938           19,869          18,029           15,256
Shareholders' equity                               40,053           42,433           41,221          39,345           34,067


(1) Includes results of Dominion Biologicals Limited since December 11, 1996.
(2) Includes results of Gamma Biologicals, Inc. since October 27, 1998, Medichim and Immunochim since March 15, 1999 and BCA, a division of Biopool, since April 30, 1999.

Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

 (a)     Liquidity and Capital Resources

         Net cash provided by operating activities totaled $5,985,000, $3,783,000, and $510,000 for the fiscal years 1999, 1998 and 1997, respectively. As of May 31, 1999, the Company's cash and cash equivalents balance totaled $2.8 million.

         During fiscal 1999, the Company experienced an increase in trade accounts receivable of $9,360,000 over the previous year principally due to acquisitions during the year resulting in higher sales levels in the U.S. and Europe. Accounts receivable from a former officer and director decreased $554,000 primarily as a result of this former director repaying loans payable to the Company. See Note 5 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions.

         In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 1999, the Company repurchased 822,800 shares of its common stock for approximately $7.4 million. At this time the Company does not plan to repurchase further shares.

         On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor for a total transaction value of approximately $2 million.

         On October 30, 1998, the Company acquired Gamma Biologicals, Inc. for a cash tender offer of $5.40 per share and certain transaction costs for a total value of $27,348,700. In addition, as of May 31, 1999, the Company has made severance payments related to the acquisition in the amount of $2,387,000.

         On March 15, 1999, the Company acquired the distribution rights to market its products in France and Belgium through the purchase of its former distributors, Immunochim s.a.r.l. (France) and Medichim S.A. (Belgium), for a combination of cash and Immucor stock options for a total transaction value of approximately $1.8 million. The purchase price also contains an incentive earnout (see Note 3 to the Consolidated Financial Statements).

          On May 1, 1999 the Company purchased certain assets of the BCA blood bank division of Biopool International, Inc. for approximately $4.5 million.

         In connection with the acquisition of Gamma in October 1998, and the subsequent acquisitions of Medichim S.A., Immunochim s.a.r.l., and the BCA division assets of Biopool International, Inc., the Company obtained an acquisition term note of $20,000,000 maturing in December 2005, an additional term loan of $4,500,000 maturing in March 2004, and a line of credit of $2,000,000 maturing in October 2001. On November 4, 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts the acquisition term loan's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings, other than the interest rate swap notional amount, bear interest rates at LIBOR plus additional percentage points based on certain calculations. The interest rates have ranged from 6% to 8% on the Company borrowings. At May 31, 1999, the outstanding balance of the acquisition term note was $19,625,000, the additional term loan was $4,500,000 and the line of credit was $5,000,000. The fair value of the interest rate swap agreement of $328,000 at May 31, 1999 is not recognized in the financial statements.

         In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 long-term revolving line of credit facility with the Company's primary U.S. bank maturing December 2001 and bearing interest at LIBOR plus .4375%. At the same time, the Company entered into an interest rate swap agreement with a notional amount of $2,374,600 also maturing December 2001. This transaction effectively converts the revolving line of credit's floating rate to a fixed rate on the principal balance of $2,374,600. The interest rate on the remaining principal of $678,400 is adjusted every 90 days. The balance of the acquisition of Dominion was financed from the issuance to Dominion's former shareholders of subordinated promissory notes totaling $3,894,800 due December 1999 and from the issuance of warrants (see Notes 4 and 6 to the Consolidated Financial Statements). During fiscal 1999 the Company repaid $477,300 under the long-term revolving line of credit facility leaving a remaining principal balance at May 31, 1999 of $3,122,800.

         In March 1995, the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement with a U.S. bank (see Note 4 to the Consolidated Financial Statements). The note, which initially matured September 1998, has been extended to September 2000 while the interest rate swap agreement expired September 1998. At May 31, 1999, the outstanding balance of the note payable was $799,200. During fiscal 1999 and 1998, the Company repaid $603,500 and $835,500, respectively.

         The Company's Italian and Spanish subsidiaries had approximately $662,000 in borrowings under a line of credit as of May 31, 1999, with an additional $1.9 million available.

         On August 11, 1999, the Company signed an amendment to its lease for the expansion of the facilities in the U.S. which will provide an additional 13,500 square feet of office and warehouse space. The Company plans to spend approximately $250,000 related to the expansion. During fiscal 1999, the Company spent approximately $750,000 to complete the expansion into an additional 6,000 square feet of laboratory, training facilities and office space and renovate its Norcross manufacturing facility. Also, during fiscal 1999 the Company entered into a capital lease related to the purchase and implementation of an enterprise-wide software system with a cost of $435,400 (see Note 4 to the Consolidated Financial Statements).

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

(b)      Results of Operations

Comparison of Years Ended May 31, 1999 and May 31, 1998

Net Sales

         Net sales increased from $39,790,000 in fiscal 1998 to $59,525,000 in fiscal 1999. Net sales from the operations of companies acquired during the year accounted for $13,267,000 of the sales increase (Gamma acquired October 1998 of $11,425,000, Medichim and Immunochim acquired March 15, 1999 of $1,359,000, and BCA, a division of Biopool, acquired in April 1999 of $483,000). (See Liquidity and Capital Resources). The remaining sales increase was caused by higher sales in the U.S. of the Company's blood bank automation products and reagent products used with automation. The Company's European operations increased sales by $4,171,000, of which $2,536,000 was a result of the Company's acquisitions. The increase was primarily due to reagents used with blood bank automation.

Gross profit

         As a percent of sales revenue, the gross profit margin remained constant at 54%. Instrumentation sales of approximately $6,400,000 at lower gross profit margins were offset by increased reagent sales at higher gross profit margins.

Operating expenses

         When compared to the prior year, research and development costs increased $323,000 with $308,000 year-to-date additional research expense resulting from the acquisition of Gamma (see Liquidity and Capital Resources).

         Selling and marketing expenses for the year increased $3,357,000 as compared to last fiscal year. Part of the increase was due to acquisitions:
Gamma had $1,391,000 and Medichim and Immunochim had $152,000. The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy, increased expenses for the launch of the ABS2000, and expansion of the Company's Spanish operations.

         Distribution expenses increased $1,285,000 when compared to last fiscal year of which Gamma accounts for $741,000. The remaining increase relates to increased shipping activity.

         General and administrative expenses increased $1,750,000 over the previous year, with additional expenses of $674,000 resulting from the purchase of Gamma and the remainder due to higher expenses as we expand operations worldwide.

         Merger-related expenses are one-time expenses related to the Gamma and BCA acquisitions.

Amortization Expense

         Amortization   expense   increased   $503,000  due  to  the   Company's
acquisition of Gamma, BCA, Medichim, Immunochim, and the Canadian distribution rights.

Interest Income

         Interest income decreased $476,000 for the year due to lower cash balances as compared to last year caused by the Company's stock repurchases and acquisitions of Gamma Biologicals, Inc., Medichim and Immunochim, and BCA which were partially funded by the use of the Company's cash. (See Liquidity and Capital Resources).

Interest Expense

         Interest expense increased from $616,000 in fiscal 1998 to $1,416,000 in fiscal 1999 as a result of the financing of the acquisitions of Gamma, Medichim and Immunochim, and BCA. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany and Canada. (See Liquidity and Capital Resources).

Other income(expense)

         The increase in other income of $229,000 as compared to last year was caused by reduced foreign currency transaction losses recorded in Europe.

Income Taxes

         As a percent of pretax income, the provision for income taxes decreased in fiscal 1999 from 47% to 34%. Lower taxes have been provided in Germany as compared to the prior year as a result of the company's ongoing implementation of tax planning strategies. Additionally, the Company reduced its deferred tax valuation allowance due to the increased viability of anticipated future taxable income in Italy combined with certain tax planning strategies.

Comparison of Years Ended May 31, 1998 and May 31, 1997

Net Sales

         Net sales increased from $35,653,000 in fiscal 1997 to $39,790,000 in fiscal 1998. Net sales from the operations of Dominion Biologicals Limited acquired December 1996 accounted for $2,503,000 of the sales increase. (See Liquidity and Capital Resources). The remaining sales increase was caused by higher sales in the U.S. of the Company's blood bank automation products and reagent products used with automation. The Company's European operations increased sales in local currencies by 3%; however, unfavorable exchange rates caused a 2% decline when translated into U.S. dollars.

Gross profit

         As a percent of sales revenue, gross profit margin declined from 58% to 54%. This decline was primarily due to the Company's efforts to emphasize longer term market share growth by focusing efforts on large national accounts which demand lower product pricing due to increased purchasing volume, combined with higher manufacturing costs which could not be passed on to customers in the form of higher prices given current competitive market conditions. Other contributing factors included unfavorable foreign exchange rates in Europe and U.S. sales of the DIAS PLUS and IMAGN(R) 2000 which are sold at lower margins than the Company's proprietary products.

Operating expenses

         Selling, general and administrative expenses increased $335,000 over the previous year. Dominion Biologicals Limited acquired in December 1996 accounted for $612,000 of increased selling, general and administrative costs. This increase was offset by savings in Europe which are partially attributable to the effect of unfavorable exchange rates. In the U.S., increases in selling, general and administrative expenses over the prior year of $259,000 were caused primarily by costs related to the Company's instrument programs.


Interest expense

         Interest expense increased from $486,000 in fiscal 1997 to $616,000 in fiscal 1998 as a result of the financing of the acquisition of Dominion Biologicals Limited. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany. See Liquidity and Capital Resources.

Other income(expense)

         The decrease in other expense of $236,000 as compared to last year was caused by reduced foreign currency transaction losses recorded in Europe.

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

         Third Party Impact Assessment - The Company has substantially completed the verification of the readiness of its significant suppliers and customers through the distribution of a questionnaire. Although this process is not complete, based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations. The Company estimates that this assessment will be completed by September 1999.

         Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant before the autumn of 1999. In North America, since the Company had already planned to implement a new enterprise wide internal business information software system beginning in September 1999, the need to make software changes to the existing system are for the most part not required. The Company has entered into an agreement with a major software provider for an enterprise wide business software system that is year 2000 compliant. The Company installed the software in March 1999, and the remainder of the implementation plan is to test and modify by November 1999 and be operating by December 31, 1999. The Company is monitoring progress closely.

         Contingency Plan - The risk the Company faces is a delay in the implementation of the new internal business information software. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan and is in the process of making program modifications to the existing internal business software, which the Company estimates will be completed by October 1999 at a cost of approximately $20,000, which will be expensed as incurred. Other related expenses to date are nominal.

         The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions year 2000 problems are not reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance that such problems will not arise.

(d) Impact of Recently Issued Accounting Standards

         In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 for the fiscal year ended May 31, 1999, which had no significant impact on the consolidated financial statements.

         In April 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-5, "Reporting Costs of Start-Up Activities". This statement establishes accounting and reporting standards for start-up costs and organization costs. This SOP is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have a significant impact on the Company's consolidated financial statements.

         In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The Company has adopted Statement 131, and the effect of adoption had no impact on the Company's consolidated financial statements.

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133, as amended by Statement 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133, as amended by Statement 137, will not have a significant impact on the Company's consolidated financial statements.

(e)      Effects of Inflation on Operations

         Since the rate of inflation has slowed during the past few years, raw material prices for the Company's products have not materially increased. The Company believes that any increase in personnel-related expenses or material costs would also be experienced by others in the industry.

Item 7A.--Quantitative and Qualitative Disclosures About Market Risk

         Market Risk. The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates which could adversely impact its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes.

         Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. We have entered into interest rate swaps to effectively convert a portion of our variable rate bank debt into fixed rates. At May 31, 1999 the Company had interest rate swap agreements, maturing in 2001 and 2005, with an aggregate notional principal amount of $17.4 million. The fair value of the interest rate swap agreements represent the estimated receipts or payments that would be made to terminate the agreements. At May 31, 1999 the Company would have received $606,500 to terminate the agreements. See - Note 4 to the Company's Consolidated Financial Statements.

         Foreign Currency. Operating income being generated outside the United States was 54% in 1999, 79% in 1998 and 73% in 1997. Fluctuations in foreign exchange rates could impact operating results when translations of our subsidiaries' financial statements are made in accordance with current accounting guidelines. It has not been the Company's practice to actively hedge its foreign subsidiaries' assets or liabilities denominated in local currency except for the occasional purchase of forward exchange contracts. Most of the foreign currency exposures are managed locally by our foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 1999, 1998, and 1997 the Company recorded foreign currency transaction gains (losses) of approximately $202,000, $(27,400), and $(263,700), respectively.

Item 8.--Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company are included under this item:

 -Report of Independent Auditors

 -Consolidated Balance Sheets, May 31, 1999 and 1998

 -Consolidated Statements of Income for the Years Ended May 31, 1999, 1998 and 1997

 -Consolidated Statements of Shareholders' Equity for the Years Ended May 31, 1999, 1998 and 1997

 -Consolidated Statements of Cash Flows for the Years Ended May 31, 1999, 1998 and 1997

 -Notes to Consolidated Financial Statements

 -Consolidated Financial Statement Schedule

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Immucor, Inc.:

We have audited the accompanying consolidated balance sheets of Immucor, Inc. as of May 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

Atlanta, Georgia
July 21, 1999, except for paragraph 7 of Note 4 as to which the date is August 24, 1999 and paragraph 5 of Note 5 as to which the date is August 9, 1999

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                                        May 31,
                                                                                       ------------------------------------------
ASSETS                                                                                        1999                  1998

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 2,793,592           $15,816,217
   Accounts receivable, trade (less allowance for doubtful accounts of  $804,470 in
     1999 and $502,372 in 1998)                                                                 21,573,846            12,214,270
   Accounts receivable from former officer and director                                            140,946               695,430
   Inventories                                                                                  16,065,190             8,462,850
   Income tax receivable                                                                           553,451                95,166
   Deferred income taxes                                                                           907,530               370,029
   Prepaid expenses and other                                                                    1,587,817               447,661
                                                                                       --------------------  --------------------

     Total current assets                                                                       43,622,372            38,101,623

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             15,126,162             6,018,792

DEFERRED INCOME TAXES                                                                            1,108,279                     -

OTHER ASSETS - Net                                                                               2,934,409               801,779

DEFERRED LICENSING COSTS - Net                                                                   2,307,837                     -

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          33,634,458            11,622,082
                                                                                       --------------------  --------------------

                                                                                               $99,733,517           $57,544,276
                                                                                       ====================  ====================













See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(continued)



                                                                                                        May 31,
                                                                                       -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           1999                  1998
CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                        $  1,619,312           $    359,325
   Current portion of long-term debt                                                            5,000,062                      -
   Note payable to related party                                                                1,637,495                      -
   Current portion of capital lease obligations                                                   194,476                      -
   Accounts payable                                                                            10,039,489              3,069,973
   Income taxes payable                                                                            27,739                359,598
   Accrued salaries and wages                                                                   1,125,216                862,550
   Deferred income taxes                                                                          118,280                      -
   Other accrued liabilities                                                                    2,719,496                501,739
                                                                                       ---------------------  --------------------

     Total current liabilities                                                                 22,481,565              5,153,185

Borrowings under bank line of credit agreements                                                 8,052,917                      -
Long-term debt                                                                                 22,694,938              7,255,126
Note payable to related party                                                                           -              1,656,601
Capital lease obligations                                                                         800,117                      -

Deferred income taxes                                                                           3,024,550              1,046,814

Other liabilities                                                                               2,626,763                      -

SHAREHOLDERS' EQUITY:
   Common stock - authorized 30,000,000 shares, $.10 par value; issued and
     outstanding 7,488,411 in 1999 and 8,078,811 in 1998                                          748,841                807,881
   Additional paid-in capital                                                                  16,945,885             22,079,468
   Retained earnings                                                                           25,498,721             21,937,697
   Accumulated other comprehensive loss                                                        (3,140,780)            (2,392,496)
                                                                                       ---------------------  --------------------


     Total shareholders' equity                                                                40,052,667             42,432,550
                                                                                       ---------------------  --------------------


                                                                                              $99,733,517            $57,544,276
                                                                                       =====================  ====================





See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



                                                                                        Year Ended May 31,
                                                                 -----------------------------------------------------------------
                                                                        1999                  1998                   1997

NET SALES                                                               $59,524,539           $39,790,434           $35,653,617

COST OF SALES                                                            27,550,548            18,167,840            15,055,254
                                                                 --------------------  --------------------  ---------------------


GROSS PROFIT                                                             31,973,991            21,622,594            20,598,363

OPERATING EXPENSES:
   Research and development                                               1,293,576               970,924               907,141
   Selling and marketing                                                 10,612,516             7,255,579             6,727,431
   Distribution                                                           3,648,456             2,363,293             2,434,073
   General and administrative                                             8,460,525             6,710,838             7,035,975
   Merger-related expenses                                                  558,973                     -                     -
   Amortization expense                                                   1,091,278               588,555               449,982
                                                                 --------------------  --------------------  ---------------------

                                                                         25,665,324            17,889,189            17,554,602
                                                                 --------------------  --------------------  ---------------------


INCOME FROM OPERATIONS                                                    6,308,667             3,733,405             3,043,761

OTHER:
   Interest income                                                          313,219               788,870               847,916
   Interest expense                                                      (1,416,179)             (615,705)             (485,799)
   Other                                                                    202,093               (27,381)             (263,674)
                                                                 --------------------  --------------------  ---------------------

                                                                           (900,867)              145,784                98,443
                                                                 --------------------  --------------------  ---------------------


INCOME BEFORE INCOME TAXES                                                5,407,800             3,879,189             3,142,204

INCOME TAXES                                                              1,846,776             1,810,416             1,302,290
                                                                 --------------------  --------------------  ---------------------


NET INCOME                                                              $ 3,561,024           $ 2,068,773           $ 1,839,914
                                                                 ====================  ====================  =====================


INCOME PER SHARE

    Basic
                                                                 $           .47       $           .26       $           .23
                                                                 ====================  ====================  ====================

    Diluted

                                                                 $           .45       $           .25       $           .22
                                                                ====================  ====================  =====================














See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     Accumulated
                                                                   Additional                           Other              Total
                                          Common Stock               Paid-In        Retained        Comprehensive      Shareholders'
                                  -----------------------------
                                     Shares          Amount          Capital        Earnings             Loss             Equity
                                  -------------   -------------   --------------  --------------   -----------------  --------------

BALANCE, JUNE 1, 1996                 8,054,380   $  805,438       $ 21,485,849    $ 18,029,010     $   (975,047)      $ 39,345,250


Exercise of stock options                24,357        2,435            114,217                                             116,652
Issuance of warrants                                                    800,000                                             800,000
Tax benefits related to stock options                                   102,864                                             102,864
Comprehensive income:
   Foreign currency translation
     adjustment                                                                                         (983,812)          (983,812)
   Net income                                                                         1,839,914                           1,839,914
                                                                                   --------------   -----------------  -------------
Total comprehensive income                                                            1,839,914         (983,812)           856,102
                                   -------------  -------------   --------------  --------------   -----------------  --------------

BALANCE, MAY 31, 1997               8,078,737        807,873         22,502,930      19,868,924       (1,958,859)        41,220,868

Exercise of stock options             119,774         11,978            602,419                                             614,397
Tax benefits related to stock options                                   177,551                                             177,551
Exchange of stock for cancellation of
   non-compete agreement              (16,500)       (1,650)          (336,369)                                           (338,019)
Stock repurchase                     (103,200)      (10,320)          (867,063)                                           (877,383)
Comprehensive income:
   Foreign currency translation
     adjustment                                                                                        (433,637)          (433,637)
   Net income                                                                         2,068,773                           2,068,773
                                                                                  --------------   -----------------  --------------
Total comprehensive income                                                            2,068,773         (433,637)         1,635,136
                                   -------------  -------------   --------------  --------------   -----------------  --------------

BALANCE, MAY 31, 1998                8,078,811        807,881        22,079,468      21,937,697       (2,392,496)        42,432,550

Exercise of stock options and warrants 232,400         23,240         1,661,232                                           1,684,472
Tax benefits related to stock options                                   188,855                                             188,855
Issuance of warrants                                                    310,000                                             310,000
Stock repurchase                      (822,800)       (82,280)       (7,293,670)                                         (7,375,950)
Comprehensive income:
   Foreign currency translation
     adjustment                                                                                         (748,284)          (748,284)
   Net income                                                                         3,561,024                           3,561,024
                                    -------------   -------------   --------------
                                                                                   --------------   -----------------  -------------
Total comprehensive income                                                            3,561,024         (748,284)         2,812,740
                                                                                   --------------   -----------------  -------------

BALANCE, MAY 31, 1999                 7,488,411      $ 748,841      $16,945,885     $25,498,721      $(3,140,780)       $40,052,667

                                  =============   =============   ==============  ==============   =================  ==============


See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Year Ended May 31,
                                                                      -----------------------------------------------------
                                                                           1999               1998              1997

OPERATING ACTIVITIES:
   Net income                                                             $3,561,024        $2,068,773         $1,839,914
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment               2,215,848         1,392,534          1,198,699
     Amortization of other assets and excess of cost over net
       tangible assets acquired                                            1,091,278           588,555            449,982
     Deferred tax provision                                                  225,045           481,340            276,002
     Changes in assets and liabilities:
       Accounts receivable, trade                                         (2,382,232)       (1,147,751)        (1,347,699)
       Accounts receivable from former officer and director                  554,484           913,570         (1,609,000)
       Income taxes                                                          (34,608)           88,433            442,315
       Inventories                                                        (2,749,627)         (800,086)        (1,241,278)
       Other current assets                                                 (767,083)          146,934             31,559
       Accounts payable                                                    2,383,200           (66,145)           343,539
       Other current liabilities                                           1,887,806           117,154            126,101
                                                                      ----------------  -----------------  ----------------

         Total adjustments                                                 2,424,111         1,714,538         (1,329,780)

                                                                      ----------------  -----------------  ----------------

Cash provided by operating activities                                      5,985,135         3,783,311            510,134

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                      (2,993,638)       (1,506,005)        (2,930,330)
   Cash paid for acquisition, net of cash acquired                       (32,571,040)                -         (4,366,734)
   Acquisition-related severance                                          (2,387,449)                -                  -
   Increase in other assets                                               (3,280,765)          (35,014)          (481,715)

                                                                      ----------------  -----------------  ----------------

Cash used in investing activities                                       $(41,232,892)      $(1,541,019)       $(7,778,779)








See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)



                                                                                         Year Ended May 31,
                                                                    -------------------------------------------------------------
                                                                           1999                 1998                 1997

FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreements              $  5,379,103          $   (86,363)        $    (57,367)
   Proceeds from issuance of long term debt and capital lease             24,566,514                    -            4,228,163
     obligations
   Repayment of long-term debt and capital lease obligations              (1,737,409)          (1,246,185)          (1,300,293)
   Exercise of stock options                                               1,684,472              614,397              116,652
   Stock repurchases                                                      (7,375,950)            (877,383)                   -
                                                                    -------------------  -------------------  -------------------

Cash provided by (used in) financing activities                           22,516,730           (1,595,534)           2,987,155

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (291,598)            (548,775)            (533,698)

                                                                    -------------------  -------------------  -------------------

INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   (13,022,625)              97,983           (4,815,188)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                    15,816,217           15,718,234           20,533,422
                                                                    -------------------  -------------------  -------------------


CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                          $2,793,592          $15,816,217          $15,718,234
                                                                    ===================  ===================  ===================


Noncash investing and financing activities:
  Exchange of stock for cancellation of non-compete agreement          $           -       $     338,019       $             -
  Transfer of equipment deposit to property and equipment                          -              562,361                    -
  Capital lease obligations                                                  435,400                    -                    -

  Fair value of assets acquired                                           25,463,127                    -            2,234,241
  Cost in excess of assets acquired                                       23,207,232                    -            8,119,926
  Liabilities assumed                                                    (15,789,319)                   -             (959,270)
  Notes and warrants / options issued for assets acquired                   (310,000)                   -           (5,028,163)
                                                                    ===================  ===================  ===================
  Net cash paid for acquisition, net of cash acquired                  $  32,571,040       $            -      $     4,366,734

                                                                    ===================  ===================  ===================

CASH PAID DURING THE YEAR FOR:
   Interest                                                            $   1,270,147       $     662,185       $      325,686
   Income taxes                                                            1,459,500           1,143,802              596,492







See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company's principal business activities are the development, manufacture and marketing of immunological diagnostic medical products. The Company operates facilities in North America and Europe.

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

     Reclassifications - Certain prior year balances have been reclassified to conform with the 1998 and 1999 presentation.

     Concentration of Credit Risk - At May 31, 1999 the Company's entire cash balance of $2,793,592 was on deposit with high quality U.S. financial institutions. At May 31, 1998 approximately $2,467,000 of the Company's cash balance was on deposit with high quality U.S. financial institutions and $11,478,000 was invested in "AAA" rated municipal bonds and money market funds.

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 12) and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

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

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses are included in investment income and are determined on a first-in, first-out basis.

     At  May  31,  1999  and  1998,   the  Company  held  $0  and   $11,478,000,
     respectively, in municipal bonds, overnight Eurodollar investments and money market funds. All investments were classified as available for sale as of May 31, 1998. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

     Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead.

     Long-Term Investment - The long-term investment, representing a 3.4% Common Stock investment in Lionheart Technologies, Inc., acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 12), is a wholly owned subsidiary of Lionheart Technologies, Inc.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to 30 years.

     Interest Rate Swap - The Company uses interest rate swaps to hedge interest rate risk associated with its borrowings. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company estimates the risk of counterparty default to be minimal.

     Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 1999 and 1998 market rates for similar debt instruments.

     Intangible Assets

     Deferred Licensing Costs - Deferred licensing costs primarily consist of distribution rights for the Company's complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, which are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees acquired in the purchase of Gamma Biologicals, Inc. Once a product is developed, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 1999 and 1998 was $159,400 and $0, respectively.

     Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 1999 and 1998 was $2,937,600 and $2,214,000, respectively.

     The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The
     impairment  loss  recognized  is  equal  to  the  difference   between  the
     discounted cash flows and the carrying amount of the assets. The Company believes that the carrying value of recorded intangibles is not impaired.

     Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of income.

     Revenue Recognition - Revenue from the sale of the Company's reagents is recognized upon shipment, and revenue from the sale of the Company's medical instruments is recognized based on the terms of the related agreement (i.e. F.O.B. shipping point or installation and customer acceptance).

     Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to December 31, 1994 under the fair value method of that statement (see Note 7 of Notes to Consolidated Financial Statements).

     Earnings per Share - In 1997, the FASB issued Statement No. 128, Earnings per Share, changing the calculation and presentation of earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     Impact of Recently Issued Accounting Standards - In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 for the fiscal year ended May 31, 1999, which had no significant impact on the consolidated financial statements.


     In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. The Company has adopted Statement 131, and the effect of adoption had no impact on the Company's consolidated financial statements.


     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133, as amended by Statement 137, is not expected to have a significant impact on the Company's consolidated financial statements.

2.   BALANCE SHEET DETAIL

                                                          May 31,
                                            -----------------------------------
                                                  1999               1998
    Inventories:

    Raw materials and supplies                $   3,856,309      $   2,668,444
    Work in process                                 967,889            762,475
    Finished goods and
       goods purchased for resale                11,240,992          5,031,931
                                            ----------------   ----------------

                                              $  16,065,190      $   8,462,850
                                            ================   ================

    Property, Plant and Equipment:

    Land                                      $     351,111      $      44,612
    Buildings and improvements                    6,016,144            544,726
    Leasehold improvements                          749,738            926,894
    Furniture and fixtures                        1,407,133            873,447
    Machinery and equipment                      11,671,032          8,116,087
                                            ----------------   ----------------

                                                 20,195,158         10,505,766
    Less accumulated depreciation                (5,068,996)        (4,486,974)
                                            ----------------   ----------------


    Property and equipment - net               $ 15,126,162      $   6,018,792
                                            ================   ================

3.    ACQUISITIONS

     Gamma Biologicals, Inc.

     Pursuant to a definitive merger agreement dated September 21, 1998, the Company, through a newly formed subsidiary ("Gamma Acquisition Corporation"), acquired on October 27, 1998 94.27% of the issued and outstanding shares of Gamma Biologicals, Inc. ("Gamma"). The Company purchased the shares from Gamma shareholders ("Shareholders") for a cash tender offer of $5.40 per share for a total transaction value of $24,831,841 plus acquisition costs of $2,516,875 for an aggregate of $27,348,716 ("Purchase Price"), subject to certain adjustments. According to the depository for the offer, 4,361,110 shares were tendered pursuant to the offer and Immucor purchased all shares tendered. On October 30, 1998 all remaining shares were acquired by merging Gamma Acquisition Corporation with and into Gamma which became a majority owned subsidiary of Immucor. As a result of the merger, the 5.73% of the shares that had not been tendered were cancelled and converted into a right to receive $5.40 per share. As of May 31, 1999 Immucor had purchased or satisfied its obligation to pay $5.40 per share with respect to a total of 4,598,489 (99.4%) of the issued and outstanding shares of Gamma. The total transaction value of $24,831,841 was satisfied with $5,000,000 paid in cash and $19,831,841 funded by a $20,000,000 loan from the Company's primary U.S. bank to Gamma Acquisition Corporation. Included in the liabilities assumed was an accrual for severance payments of $2,474,000 to Gamma employees of which $2,387,000 was paid prior to May 31, 1999.

     Located in Houston, Texas, Gamma manufactures and sells a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. The Company accounted for the transaction as a purchase business combination. The results of the operations of Gamma since October 27, 1998 are included in the 1999 Consolidated Statement of Income. The excess of costs over net assets acquired, including goodwill and customer lists, is being amortized using the straight-line method over the related assets' useful life ranging from 20 to 30 years.

     The preliminary purchase price allocation, which is subject to adjustment when certain appraisals are completed, is as follows:

     Current assets                                               $  9,832,812
     Property, plant and equipment, net                              7,535,909
     Other assets                                                    3,236,819
     Excess of costs over net assets acquired                       17,555,799
     Less:  Liabilities assumed                                    (10,812,623)
                                                               ----------------

                                                                   $27,348,716
                                                               ================

     Medichim, S.A. and Immunochim, s.a.r.l.

     On March 15, 1999, the Company, through a newly formed subsidiary ("Immucor Acquisitions Inc., S.A."), acquired the available issued and outstanding shares of Immunochim s.a.r.l. (France) ("Immunochim) and Medichim S.A. (Belgium) ("Medichim") for a cash payment of $990,000, Company stock options valued at $310,000, acquisition costs of $105,719 and an incentive earnout of up to $501,000, which is earned over the course of three years from the acquisition date based on attaining certain operating profit goals, as defined. Amounts earned, if any, will be reflected as compensation expense in the Statement of Income. In conjunction with the acquisition, a non-compete agreement and intellectual property rights were purchased for $100,000 and $257,148, respectively. Such amounts are being amortized over the terms of the related agreements and are classified as other assets.

     The acquisition was accounted for as a purchase business combination. The results of the operations of Medichim and Immunochim since March 15, 1999 are included in the 1999 Consolidated Statement of Income. Excess of costs over net assets acquired is being amortized using the straight-line method over 25 years.

     The purchase price allocation subject to certain adjustments is as follows:


     Fair value of assets acquired                                $  3,695,751
     Excess of costs over net assets acquired                        2,738,316
     Less:  Liabilities assumed                                     (4,671,200)
                                                                ---------------

                                                                  $ 1,762,867
                                                                ===============


     BCA

     On April 30, 1999, the Company acquired certain assets of the BCA blood bank division of Biopool International, Inc. ("BCA") for a total purchase price of approximately $4.5 million. The purchase price is subject to adjustments for accounts receivable acquired by the Company but not collected by October 30, 1999.

     The acquisition was accounted for as a purchase business combination. The results of the operations of BCA since April 30, 1999 are included in the 1999 Consolidated Statement of Income. Excess of costs over net assets acquired, is being amortized using the straight-line method over 20 years.

     The preliminary purchase price allocation, which is subject to adjustments for accounts receivable, is as follows:


     Fair value of assets acquired                                 $ 1,851,000
     Excess of costs over net assets acquired                        2,913,117
     Less:  Liabilities assumed                                       (305,496)
                                                                ---------------

                                                                   $ 4,458,621
                                                                ===============


     The pro forma unaudited results of operations for the year ended May 31, 1999 and May 31, 1998, assuming consummation of all of the above purchases as of June 1, 1997, including financing from the proceeds of a bank loan and ignoring any cost-saving initiatives are presented below:

                                      Year Ended                  Year Ended
                                     May 31, 1999                May 31, 1998
                                  --------------------      -------------------

     Net sales                      $75,214,000                 $69,326,000
     Net income                       2,484,000                   2,857,000

     Net income per common share:
          Basic                           .32                         .35
          Diluted                         .31                         .34

4.   BANK LINE OF CREDIT AGREEMENTS, DEBT AND CAPITAL LEASE OBLIGATIONS

     Bank Line of Credit Agreements and Long-term Debt

     The Company's Italian subsidiary has $1,605,000 in line of credit agreements denominated in Lira with three Italian and one Spanish bank bearing interest between 8.5% and 14.5%. The Company's Spanish subsidiary has an additional $1,000,000 line of credit agreement denominated in Pesetas with a Spanish bank bearing interest at 8.5%. This line of credit is guaranteed by a letter of credit in the amount of $1 million with the Company's primary U.S. bank. Outstanding borrowings were $662,000 and $268,000 under these lines at May 31, 1999 and 1998, respectively. Such lines mature in fiscal 2000 and are guaranteed by the Company. At May 31, 1999, the Company had $1,943,000 available under these line of credit agreements.

     In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 long-term revolving line of credit facility with the Company's primary U.S. bank maturing December 2001 and bearing interest at LIBOR plus .4375%. The Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,374,600, also maturing December 2001. This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,374,600. At May 31, 1999, the outstanding balance of the line of credit facility was $3,122,800. The interest rate on the remaining principal balance of $678,400 is LIBOR plus .4375%, which was 5.3125% at May 31, 1999, and is adjusted every 90 days. The Company also issued subordinated promissory notes to the former shareholders of Dominion totaling $4,228,200, bearing interest at 6% payable semiannually with principal due in December 1999. The outstanding balance of the subordinated promissory notes was $3,894,800 and $3,941,200 at May 31, 1999 and 1998, respectively (including $1,637,500 and $1,656,600 at May 31, 1999 and 1998, respectively owed to a related party). The fair value of the interest rate swap agreement is $278,500 at May 31, 1999.

     In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to the Company's primary U.S. bank in Deutsche Marks, which initially matured September 1998 and has been extended to September 2000 with interest of LIBOR plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank which expired September 1998, which effectively converted the note payable's floating rate to a fixed rate of 6.915% per annum up to September 1998. At May 31, 1999 and 1998, the outstanding balance of the note payable was $799,200 and $1,402,700, respectively, which 1998 amount corresponded to the notional amount of the interest rate swap agreement.

     In  connection  with the  acquisition  of Gamma in  October  1998,  and the subsequent acquisitions of Medichim, Immunochim and BCA, the Company entered into a bank loan agreement (the "Loan Agreement") with the Company's primary U.S. bank including an acquisition term note of
     $20,000,000   maturing  in  December  2005,  an  additional  term  loan  of
     $4,500,000 maturing in March 2004 and a line of credit of $2,000,000 maturing in October 2001. On November 4, 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts the acquisition term note's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings, other than the interest rate swap notional amount, bear interest rates at LIBOR plus additional percentage points ranging from .5% to 1.4% based on certain calculations as defined in the Loan Agreement. At May 31, 1999 the interest rates ranged from 6.2% to 8.0% on the Company's borrowings. Debt issue costs of $56,250 for advisory fees were paid to an investment banker in conjunction with the acquisition of Gamma. These debt issue costs have been deferred and are being amortized over the life of the Loan Agreement. At May 31, 1999, the outstanding balance of the acquisition term note was $19,625,000, the additional term loan was $4,500,000 and the line of credit was $5,000,000. The fair value of the interest rate swap agreement was $328,000 at May 31, 1999.

     When the Company acquired Gamma, it assumed a mortgage note which is collateralized by a first lien on the Gamma Biologicals' land and building located in northwest Houston. The mortgage note, which matures in November 2000, bears interest at the bank's base rate, but not less than 7% nor more than 13%. At May 31, 1999, the note bore interest at 8.75% and the outstanding balance was $145,300.

     Upon the acquisition of Medichim, the Company assumed a mortgage note which is collateralized by a first lien on Medichim's land and building. The mortgage note, which matures in November 2007, bears interest at 6.15%. At May 31, 1999, the outstanding balance was $280,000. Medichim has various notes payable with a local bank bearing interest between 3.2% and 4.4% with a total outstanding balance at May 31, 1999 of $88,000. Medichim also has $1,164,600 in line of credit agreements denominated in Belgian Francs with one Belgian bank bearing interest at rates ranging from 6.56% to 8.50%. Outstanding borrowings were $887,700 under these lines at May 31, 1999. Such lines mature in fiscal 2000 and are guaranteed by the Company. At May 31, 1999, the Company had $276,900 available under these line of credit agreements.

     The Loan Agreement, Dominion revolving line of credit and Deutsche Mark note payable are guaranteed by the Company and require the maintenance of certain income and other financial ratios, and place certain limited restrictions on the Company's ability to acquire other entities. The Company was not in compliance with certain covenants as of May 31, 1999 but obtained appropriate waivers and amended its loan agreement with the U.S. bank effective August 24, 1999. The interest rate swap agreements with the U.S. bank are guaranteed by the Company. In addition, the Company has pledged 66% of the shares of stock of the Company's subsidiaries, whereby, in the event of default, the bank would gain control of the shares' voting rights.

     Capital lease obligations

     The Company assumed a capital lease obligation with the acquisition of Gamma for a filling and sealing machine for ReACT strips which bears interest at 8.82% and matures in April 2003. At May 31, 1999, the outstanding balance was $588,500. The net book value of the asset and accumulated amortization were $691,700 and $69,200, respectively at May 31, 1999. The Company entered into another capital lease agreement for its new enterprise wide resource planning (ERP) computer system which is scheduled for implementation in December 1999. This obligation bears interest at 8.23% and matures in February 2004. At May 31, 1999, the outstanding balance of this capital lease was $406,100. The net book value of the asset was $435,400 at May 31, 1999 and no amortization expense has been recognized as of May 31, 1999 as the system is not scheduled for implementation until November 1999.

     fties of all long-term obligations, including capital leases, for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2000                                                       $ 8,451,345
     2001                                                         4,020,196
     2002                                                        12,468,484
     2003                                                         4,778,348
     2004                                                         4,859,278
     Thereafter                                                   5,421,666
                                                              ===============
                                                               $ 39,999,317
                                                              ===============

5.   ACCOUNTS RECEIVABLE FROM FORMER OFFICER AND DIRECTOR

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

     In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and $1,311,000 in fiscal 1997. At May 31, 1999 and 1998, the aggregate amounts outstanding including interest were approximately $141,000 and $528,000, respectively.

     Mr. Wilms and his family granted liens on certain property owned by them in Germany and Portugal to collateralize the loans from the Company and Immucor GmbH, and Mr. Wilms has agreed to grant liens on additional property owned by him and located in the United States.

     Mr. Wilms had agreed to pay all amounts borrowed from the Company and Immucor GmbH, plus interest at 8.25%. Although the loans had not been repaid by October 31, 1997, the Company agreed to extend the date for payment of these loans to December 31, 1997 based upon the Company's belief that Mr. Wilms had been working diligently to liquidate the collateral to obtain the funds. At December 31, 1997, as Mr. Wilms had not fully repaid these amounts, the Company began to arrange the sale of some or all of the collateral to the extent necessary to recover the unpaid balance of the loan. Since December 31, 1997 and up to May 31, 1999 the Company had arranged the sale of collateral reducing the debt to approximately $141,000.

     As of August 9, 1999 the entire unauthorized loan balance owed to the Company by Mr. Wilms, plus accrued interest and amounts of incidental collection expenses allowable under German law, have been paid to the Company. In addition, Mr. Wilms agreed to pay and has paid an amount equal to Immucor's outstanding trade receivable totaling approximately $320,000 from Diag Human, a company Mr. Wilms owed monies to, on behalf of Diag Human. The remaining collateral has been released to Mr. Wilms.

     Mr. Wilms has had no continuing employment or consulting relationships with Immucor, Inc. or Immucor GmbH since December 31, 1997.


6.   COMMON STOCK

     At May 31, 1999, the following shares of Common Stock are reserved for future issuance:

         Common stock options - directors and employees           2,724,761

         Common stock warrants - other                              889,918
                                                                  ---------
                                                                  3,614,679

     In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l., the Company issued to the seller an option to acquire, in whole or in part, 100,000 shares of Immucor stock at $8.938 per share. The 100,000 options become exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010 and were valued at $310,000 at the date of the acquisition.

     As part of the acquisition of Dominion Biologicals Limited, the Company issued to the sellers five and ten year warrants to acquire, in whole or in part, 478,417 and 150,000 shares of Immucor stock at $12.00 and $11.98 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in 2001 and the ten-year warrants expiring in 2006. Immucor has submitted the required registration to the Securities and Exchange Commission for approval of the resale of the shares covered by both sets of warrants.

     In connection with other prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expire in 2001. At May 31, 1999, 363,499 of the 375,000 warrants had been exercised. The remaining 11,501 warrants are currently exercisable and expire in 2008.

     The Company has a Shareholders' Rights Plan under which one Common Stock purchase right is presently attached to and trades with each outstanding share of the Company's Common Stock. The rights become exercisable and transferable apart from the Common Stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 20% or more of the Company's Common Stock or announces or commences a tender offer or exchange offer that could result in at least 20% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $16, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expired on April 20, 1999, and are redeemable at the discretion of the Board of Directors at $.01 each. All reservations of shares of Common Stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

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

     The Company's 1998 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,000,000 shares of the Company's common stock. All options have 10 year terms and vest and become fully exercisable 50% at the end of 2 years, 25% at the end of 3 years, and 25% at the end of 4 years of continued employment.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 5.34%, 6.22% and 6.36% in fiscal 1999, 1998 and 1997 respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of .525 for 1999, .458 for 1998, and .473 for 1997 based on quarterly closing prices since 1986; and an expected life of each option of eight years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                            1999            1998          1997
                                            ----            ----          ----

     Net income as reported              $3,561,024      $2,068,773   $1,839,914

     Pro forma net income                $2,980,206      $1,646,037   $1,738,227

     Earnings per share as reported:
          Basic                          $ .47           $ .26           $ .23
          Diluted                        $ .45           $ .25           $ .22

     Pro forma earnings per share:
          Basic                          $ .39           $ .20           $ .22
          Diluted                        $ .37           $ .19           $ .20

     Because Statement 123 is applicable only to options granted subsequent to May 31, 1995, its pro forma effect will not be fully reflected until fiscal year 2000.

     The Company is authorized to issue up to 2,724,761 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2009. Transactions involving these stock option arrangements are summarized as follows:


                                                                                     Range          Weighted Average
                                                                                  of Exercise            Exercise
                                                              Shares                 Prices               Price
                                                        -------------------  ------------------------------------------

    Outstanding at May 31, 1996                               1,632,347        $3.00   -  15.375          $7.38
         Granted                                                 36,500        $9.375  -  10.50           $9.92
         Exercised                                              (24,357)       $4.59   -   6.25           $4.79
         Canceled                                                     -
                                                        -------------------

    Outstanding at May 31, 1997                               1,644,490        $3.00   -  15.375          $7.53
         Granted                                                343,500        $8.00   -  12.00           $8.20
         Exercised                                             (119,774)       $3.00   -   6.00           $5.13
         Canceled                                               (77,250)       $6.00   -  12.00           $7.10
                                                        -------------------

    Outstanding at May 31, 1998                               1,790,966        $3.13   -  15.375          $7.84
         Granted                                                779,750        $8.75   -   9.688          $9.35
         Exercised                                              (88,650)       $3.13   -   9.33           $6.43
         Canceled                                               (27,144)       $8.00   -  12.00           $8.41
                                                        -------------------

    Outstanding at May 31, 1999                               2,454,922        $3.33   -  15.375          $8.37
                                                        ===================

     At May 31, 1998 and 1997,  options for 1,293,535  and  1,238,240  shares of
     Common Stock, respectively, were exercisable, at weighted average exercise prices of $7.87 and $7.80, respectively. At May 31, 1999 269,839 shares of Common Stock were available for future grants.

     The following table as of May 31, 1999 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.


                                              Options Outstanding                            Options Exercisable
                                   -------------------------------------------          -------------------------------
                                                                  Weighted
           Range of                   Number       Weighted        Average                 Number         Weighted
           Exercise                     of          Average      Contractual                 of            Average
            Prices                    Shares       Exercise     Life (Years)               Shares      Exercise Price
                                                     Price
     ---------------------         ------------- -------------- --------------          -------------- ----------------

        $ 3.33     $ 5.50               112,935          $5.40            1.2                 112,935            $5.40
          6.00       9.88             2,293,987           8.46            6.1               1,208,487             7.96
         10.00      15.38                48,000          10.85            6.3                  34,375            10.91
                                   =============                                        ==============
          3.33      15.38             2,454,922           8.37            5.9               1,355,797             7.82
                                   =============                                        ==============

8.       EARNINGS PER SHARE

      In 1997, the FASB issued Statement No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share.


                                                                                   Year Ended May 31,
                                                                   ----------------------------------------------------
                                                                         1999             1998              1997

      Numerator for basic and diluted earnings per share:
        Income available to common shareholders                        $3,561,024        $2,068,773        $1,839,914
                                                                   ====================================================

      Denominator:
        For basic earnings per share - weighted average basis            7,645,769         8,095,254        8,066,137

      Effect of dilutive stock options and warrants                        312,844           347,847          468,947
                                                                   ----------------------------------------------------

        Denominator for diluted earnings per share -
        Adjusted weighted-average shares                                 7,958,613         8,443,101        8,535,084
                                                                   ====================================================

      Basic earnings per share                                               $0.47             $0.26           $0.23
                                                                   ====================================================

      Diluted earnings per share                                             $0.45             $0.25           $0.22
                                                                   ====================================================

9.   COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2003 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $776,800 in fiscal 1999, $690,400 in fiscal 1998 and $672,600 in fiscal 1997.

     In Germany, the office facility is leased from a company owned by Mr. Josef Wilms' family (see Note 5). Rental payments under this lease were $189,000, $184,500 and $209,100 for fiscal 1999, 1998 and 1997, respectively.

     The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1999:

     Year Ending May 31:
     2000                                                            $ 836,222
     2001                                                              796,887
     2002                                                              741,525
     2003                                                              664,275
     2004                                                              213,172
     Thereafter                                                      1,021,506
                                                                  =============
                                                                   $ 4,273,587
                                                                  =============

     The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

     Other Commitments

     In connection with certain sales of the Company's automated systems, the customers are committed to purchasing reagent products exclusively from the Company based on the terms of the agreement. The Company is committed to supplying its reagent products over the term of these commitments (generally five years).

     On July 1, 1999 the Company entered into a purchase agreement with an equipment manufacturer for an instrument product currently marketed by the Company which requires the Company to purchase a minimum number of instruments with an aggregate purchase price totaling $315,000 on or before July 1, 2001.

     Contingencies

     When the Company acquired Gamma in October 1998, Gamma was a party to an existing legal proceeding. On May 12, 1998, Gamma received notification that a claim of patent infringement had been filed on that date in U.S.
     District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System infringes U.S. patent No. 5,512,432 granted to the  Foundation  April 30,  1996 and U.S.  patent No.  5,863,802 granted to the  foundation  on January  26,  1999.  The  plaintiffs  seek a preliminary and permanent injunction against the continued alleged infringement by Gamma and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. Management is confident that ReACT technology does not infringe the Foundation's patents; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome or estimate the financial impact of an unfavorable resolution. Management believes it has a meritorious defense against the alleged infringement.

10.  INCOME TAXES

     Sources of income before income taxes are summarized below:

                                          Year Ended May 31,
                            ---------------------------------------------------
                             1999              1998               1997

    Domestic Operations      $2,799,843         $1,962,591        $2,122,795
    Foreign Operations        2,607,957          1,916,598         1,019,409
                            --------------  ----------------  -----------------

         Total               $5,407,800         $3,879,189        $3,142,204
                           ===============  ================  =================

     The provision for income taxes is summarized as follows:

                                Year Ended May 31,
                       -------------------------------------------------------
                              1999               1998               1997

    Current:
         Federal          $  481,466           $652,941           $648,258
         Foreign           1,083,622            645,914            327,647
         State                56,643             30,221             50,383
                        -----------------  -----------------  -----------------

                           1,621,731          1,329,076          1,026,288
                        -----------------  -----------------  -----------------


    Deferred:
         Federal             181,162             10,394            (25,849)
         Foreign              22,570            469,723            304,892
         State                21,313              1,223             (3,041)
                        -----------------  -----------------  -----------------

                             225,045            481,340            276,002
                        -----------------  -----------------  -----------------


    Income taxes          $1,846,776         $1,810,416         $1,302,290
                        =================  =================  =================

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. During fiscal 1999 the Company reduced its valuation allowance by $493,086 due to the increased viability of anticipated future taxable income in Italy combined with certain tax planning strategies. Based on an assessment of all available evidence including, but not limited to, the Spanish subsidiary's operating history and lack of profitability, the Company is uncertain as to the realizability of the Spanish subsidiary's net operating loss carryforwards and, as a result, a 100% deferred tax valuation allowance has been recorded against these deferred tax assets. The tax effects of significant items comprising the Company's net deferred tax liability at May 31, 1999 and 1998 are as follows:

                                                                                            Year Ended May 31,
                                                                                  ---------------------------------------
                                                                                        1999                  1998

     Deferred tax liabilities:
             Amortization                                                              $(1,112,470)          $(1,439,110)
             Depreciation                                                               (1,487,692)             (228,949)
                    Other                                                                 (753,251)                    -
    Deferred tax assets:
             Reserves not currently deductible                                           1,307,655                75,767
             Foreign operating loss carryforwards                                          469,161             1,358,556
             Uniform capitalization                                                        702,478               302,939
                                                                                  ------------------    -----------------
                                                                                          (874,119)               69,203
    Valuation allowance                                                                   (252,902)             (745,988)
                                                                                  ------------------    -----------------

    Net deferred tax liability                                                      $   (1,127,021)         $   (676,785)
                                                                                  ==================    =================


     The Company's effective tax rate differs from the federal statutory rate as follows:


                                                                                    Year Ended May 31,
                                                                      -----------------------------------------------
                                                                       1999                1998               1997

    Federal statutory tax rate                                          34%                34%                34%
    State income taxes, net of federal tax benefit                       1                  1                  1
    Interest on state municipal obligations                             (1)                (2)                (3)
    Foreign Sales Corporation commissions                               (4)                (5)                (5)
    Higher effective income tax rates of other countries                4                  10                  6
    Excess of cost over tangible assets acquired - net                   4                  3                  2
    Reduction in deferred tax valuation allowance                       (9)                 -                  -
    Research and development tax credits                                 -                 (1)                (1)
    Other                                                                5                  7                  7
                                                                      --------           ---------          ---------

                                                                        34%                47%                41%
                                                                      ========           =========          =========

     As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $133,713, $122,409, and $47,722 in fiscal 1999, 1998 and 1997, respectively.
     Additionally, the Company recorded income tax benefits of $55,142 in fiscal 1999, 1998 and 1997, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology (Note 11). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

     At May 31, 1999, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of $827,000, which expire in 2000 and 2001. The Company's Spanish subsidiary had net operating loss carryforwards for income tax purposes of $441,000, which expire in 2002, 2003 and 2004.


11.   TECHNOLOGY RIGHTS

      In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $411,100, $389,900 and $368,800 in fiscal 1999, 1998 and 1997, respectively.

      In May 1997 Gamma entered into a license agreement with Pasteur Sanofi Diagnostics ("Sanofi") with headquarters in France for the use and sale of their microcolumn test for the detection of antibodies called ReACT. Under the terms of the agreement the Company will pay Sanofi royalties equal to 12% of the net sales from the ReACT products in six countries of Europe. The agreement expires on the expiration of the patent of the technology. To date the Company has made insignificant payments as the product is in the initial stages of its market launch.

12.   INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

      The Company has contracted with Bio-Tek Instruments, Inc. (see Note 1) for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(R) products technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15 year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. In order to maintain the exclusive worldwide marketing rights the Company must purchase 250 instruments over a 6 year period beginning with the delivery of the first production instrument which occurred in fiscal 1997. If the Company purchases less than 250 instruments over a 6 year period it has the right to continue to purchase the instruments on a non-exclusive basis. Based upon the Company's current projections, the Company presently believes it will maintain its exclusivity rights for the term of the agreement.

      During fiscal 1996, the Company entered into a second development and manufacturing agreement with DYNEX Technologies, Inc. ("DYNEX"). Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture products technology which will be marketed by the Company to blood donor centers for donor testing. In exchange for reimbursing DYNEX for its development costs and pursuing FDA 510(k) approval, the Company is granted exclusive distribution rights to sell the instrument to blood banks and centralized and hospital transfusion laboratories. In order to maintain exclusive distribution rights the Company must purchase 240 instruments over a 3 year period beginning on the date FDA 510(k) clearance is granted. The 510(k) application has yet to be submitted. If the Company does not purchase the minimum amount of instruments within the time period specified the Company has the right to continue purchasing the instruments on a non-exclusive basis. Based upon the Company's current projections, it does not appear that these minimums will be met.

      In April 1999 the Company entered into a manufacturing and development agreement with Rosys Anthos AG ("Rosys") with headquarters in Switzerland. Under the terms of the agreement, Rosys will manufacture and develop an analyzer known as the Rosys Plato in the U.S. and the ABS Precis in Europe utilizing the Company's Capture and ReACT technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive worldwide distribution rights the Company must purchase 120 instruments over the three year initial term of the agreement. If the Company purchases less than 120 instruments over the period it will be allowed to continue purchasing the instrument on a non-exclusive basis for an additional two year period. The Rosys Plato has been cleared by the FDA for market in the United States and based on fiscal 1999 sales and purchases the Company presently believes it will maintain its exclusivity rights for the term of the agreement.

      In fiscal 1999, 1998 and 1997, the Company incurred $161,480, $302,850 and $342,040, respectively, in instrument research and development costs principally under these contracts.

13.   DOMESTIC AND FOREIGN OPERATIONS

      Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

                                                                Year Ended May 31, 1999
                          ----------------------------------------------------------------------------------------------------
                                                                                   Note 1
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
   Unaffiliated            $34,842       $10,246        $6,804        $4,368        $3,265             -         $59,525
customers
   Affiliates                5,100           381            15           160           647       $(6,303)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 39,942        10,627         6,819         4,528         3,912        (6,303)         59,525

Income from operations       2,912         1,537           774         1,167           (96)           15           6,309


Interest expense              (909)          (44)           (2)         (436)          (25)            -          (1,416)
Interest income                241            44            28             -             -             -             313

Income tax expense             740           750           (65)          388            33             1           1,847


Long-lived assets           53,259         3,917         2,409         7,965         4,263       (16,810)         55,003
Identifiable assets         85,366         8,180        10,064         9,616         9,334       (22,826)         99,734
Net assets                  41,632         5,022        (1,286)        1,755         1,327        (8,397)         40,053



                                                                Year Ended May 31, 1998
                          ----------------------------------------------------------------------------------------------------
                                                                                   Note 2
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $19,207        $9,493        $5,834        $4,439          $817             -         $39,790
customers
   Affiliates                3,716           285             -           149             -       $(4,150)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 22,923         9,778         5,834         4,588           817        (4,150)         39,790

Income from operations         756         1,015           567         1,290            84            21           3,733


Interest expense                 -          (122)           (1)         (466)          (27)            -            (616)
Interest income                621           137            31             -             -             -             789

Income tax expense             684           600             -           516             -            10           1,810


Long-lived assets           19,826         4,165         2,475         7,974           445       (15,442)         19,443
Identifiable assets         47,293         8,085         9,944         9,593         1,513       (18,884)         57,544
Net assets                  45,060         4,282        (1,072)        1,404           758        (7,999)         42,433




                                                                Year Ended May 31, 1997
                          ----------------------------------------------------------------------------------------------------
                                                                                   Note 2
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $17,184       $10,103        $5,750        $2,013          $604             -         $35,654
customers
   Affiliates                3,731           324             -            72             -       $(4,127)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 20,915        10,427         5,750         2,085           604        (4,127)         35,654

Income from operations         842          1301           396           590           (76)           (9)          3,044


Interest expense                 -          (226)           (2)         (216)          (42)            -            (486)
Interest income                728            71            48             -             1             -             848

Income tax expense             674           409             -           222             -            (3)          1,302




Note     1:  Included  in  "Other"  are  net  sales,   income  from  operations,
         long-lived assets, identifiable assets and net assets of Spain, Portugal, France, Belgium, and the Netherlands.

Note     2:  Included  in  "Other"  are  net  sales,   income  from  operations,
         long-lived assets, identifiable assets and net assets in Spain and Portugal.


     During the years ended May 31, 1999, 1998 and 1997, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $5,558,000, $3,518,000 and $3,660,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $1,309,000, $1,191,000 and $1,189,000 for the years ended May 31, 1999, 1998, and 1997, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of $2,542,010, $3,137,000 and $1,418,000 for the years ending May 31, 1999, 1998, and 1997, respectively.

     Product sales to affiliates are valued at market prices.


14.   RETIREMENT PLAN

      The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 1999, 1998 and 1997, the Company's matching contributions to the plan were $149,000, $88,000 and $101,000, respectively. Vesting in the Company's matching contributions is based on years of continuous service.


15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          (In thousands, except per share amounts)
                                                                                                    Basic      Diluted
                                         Net             Gross         Operating         Net       Earnings    Earnings
                                        Sales            Margin          Income        Income     Per Share   Per Share
                                   ----------------- --------------- --------------- ------------ ----------- -----------

FISCAL 1999
First Quarter                          $10,358            $5,706          $1,033           $628         $.08        $.08
Second Quarter                          13,665             7,349           1,358            716          .09         .09
Third Quarter                           16,758             9,168           1,955            976          .13         .13
Fourth Quarter                          18,744             9,751           2,032          1,241          .17         .16

                                   ================= =============== =============== ============ =========== ===========
                                       $59,525           $31,974          $6,378         $3,561         $.47        $.45
                                   ================= =============== =============== ============ =========== ===========

FISCAL 1998
First Quarter                           $9,273            $5,426          $1,004           $558         $.07        $.07
Second Quarter                          10,192             5,431             971            546          .07         .06
Third Quarter                           10,155             5,363             916            465          .06         .06
Fourth Quarter                          10,170             5,403             888            500          .06         .06
                                   ================= =============== =============== ============ =========== ===========
                                       $39,790           $21,623          $3,779         $2,069         $.26        $.25
                                   ================= =============== =============== ============ =========== ===========



IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 1999, 1998 AND 1997



                                                                            Charged
                                         Balance at       Charged to        to Other                          Balance
                                          Beginning        Costs and        Accounts         Deductions       at End
                                          of Period         Expense          (Note 1)        (Note 2)         of Period

1999:
   Allowance for doubtful accounts           $502,372         $116,031         $236,902        $(50,835)        $804,470
                                             ========         ========         ========        =========        ========

1998:
   Allowance for doubtful accounts           $395,076         $114,334          $   0           $(7,038)        $502,372
                                             ========         ========          =======         ========        ========

1997:
   Allowance for doubtful accounts           $350,545          $75,521          $   0          $(30,990)        $395,076
                                             ========          =======          =======        =========        ========


Note 1:   "Charged to Other Accounts" represents allowance for doubtful accounts of acquired  businesses at date of acquisition.

Note 2:   "Deductions" represent accounts written off during the period less recoveries of accounts previously written off.


Item 9.--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                      PART III

Item 10.--Directors and Executive Officers of the Registrant.

         The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                        Age   Position with Company

Edward L. Gallup            60   Chairman of the Board of Directors,  President
                                  and Chief Executive Officer
Ralph A. Eatz               55   Director and Senior Vice President--Operations
Dr. Gioacchino De Chirico   46   Director, Director of European Operations and
                                  President of Immucor Italia S.r.l
Daniel T. McKeithan         75   Director
Didier L. Lanson            49   Director
G.       Bruce Papesh       52   Director
Dennis M. Smith, Jr., MD    47   Director
Joseph E. Rosen             55   Dirctor
Steven C. Ramsey            50   Vice President--Chief Financial Officer and
                                  Secretary
Patrick Waddy               42   President of Dominion Biologicals Limited and
                                 European Finance Director

         All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and have qualified or until their earlier death, resignation, or removal. All executive officers serve at the pleasure of the Board of Directors.

         Messrs. Gallup and Eatz founded Immucor in 1982, and have 34 and 30 years experience in the blood banking diagnostic reagent industry. In addition, they worked together for approximately six years at Biological Corporation of America ("BCA"), which later became the blood banking reagents division of Biopool, Inc. Including the time they worked together as officers of BCA and Immucor, they now have worked together as a management team for over 23 years in the blood banking diagnostic reagent business.

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

         Didier L. Lanson has been a director of the Company since October 24, 1989. Since September 1, 1999, he serves as CEO of a start up company HLA-G Technologies in Paris, France. Based on proprietary discoveries on the role of HLA in tolerance induction, HLA-G Technologies develops products in the field of transplantation, cancer therapy and dermatology. From September 1992 until March 1999, he served as Vice President, Europe ('92-97) and Vice President Global Operations and International Affairs ('97-'99) of SyStemix Inc., a Novartis Company. SyStemix Inc. is primarily engaged in the development of cellular and gene therapy products. He was a Director and the President and CEO of Diagnostics Transfusion ("DT"), a French corporation which develops, manufactures and distributes reagent products, and Vice President Business Development of ESPACE VIE, a French corporation which develops and markets pharmaceutical blood based products and biotech products, from 1987 until December 1991.

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

          Dennis M. Smith, Jr., M.D. currently is, and for the last five years has been, the Chairman of the Section of Pathology and the Director of Laboratories at Columbia Memorial Hospital in Jacksonville, Florida. In addition to these duties, Dr. Smith is a member of the Board of Directors of Medical Equity Partners, Jacksonville, Florida; Vice President of Laboratory Physicians, St. Petersburg, Florida; and Managing Director, Florida Region of AmeriPath, Inc. Dr. Smith is a past president of the American Association of Blood Banks and is currently Chairman of the Board of Trustees of the National Blood Foundation. He has over 19 years of experience in the medical field.

         Joseph E. Rosen has been with Sera-Tec Biologicals since its inception in 1969 and has served as its President for the past fifteen years. Mr. Rosen is currently serving as Chairman of the Board of the American Blood Resources Association, the plasma industry trade group, and has been a member of the Board of Directors of several public and private health care companies. He has over 25 years of experience in the blood banking industry.

         Steven C. Ramsey has been Vice President and Chief Financial Officer since March 1998. Prior to such time, Mr. Ramsey worked for six years at International Murex Technologies Corporation, the last three as Chief Financial Officer. He has more the 25 years of financial management experience.

        Patrick Waddy has been the European Finance Director since March 1999. Mr. Waddy has been with Dominion Biologicals Limited since March 1988 and has served as President for the past five years. The Company acquired Dominion Biologicals in December 1996.

         There are no family relationships among any of the directors or executive officers of the Company.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file reports of initial, annual, and changes in such person's ownership of Immucor's Common Stock with the Securities and Exchange Commission. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended May 31, 1999, all filing requirements applicable to its executive officers, directors, and owners of more than ten percent of the Company's Common Stock were complied with.

Item 11.--Executive Compensation.

         The following table sets forth the compensation earned by the Company's Chief Executive Officer and all of the Company's other executive officers for services rendered in all capacities to the Company for the last three fiscal years.

                                             SUMMARY COMPENSATION TABLE
                                                                                           Long Term
                                                                                         Compensation
                                                  Annual Compensation                       Awards
                                     -----------------------------------------------    ----------------

                                                                                          Securities
             Name and                                               Other Annual          Underlying            All Other
        Principal Position               Year       Salary        Compensation (1)        Options (2)       Compensation (3)
------------------------------------    -------    ----------    -------------------    ----------------    ------------------

Edward L. Gallup                         1999        $206,601           $29,609             80,000                 $55,209
Chairman of the Board, President         1998         190,253            35,619                  -                   4,752
and Chief Executive Officer              1997         183,993            33,415                  -                   4,812

Ralph A. Eatz                            1999         200,579            20,830             80,000                  55,177
Director and Senior Vice                 1998         185,091            29,628                  -                   4,726
President - Operations                   1997         178,593            28,108                  -                   4,782

Dr. Gioacchino De Chirico                1999         175,565            13,100             80,000                       -
President, Immucor Italia, S.r.l.        1998         150,575            12,752                  -                       -
and
Director of European Operations          1997         177,188            13,021                  -                       -

Steven C. Ramsey (4)                     1999         178,946                 -             30,500                       -
Vice President - Chief Financial         1998          14,385                 -             30,000                       -
Officer and Secretary

Patrick Waddy (5)                        1999          69,260             2,500             30,500                  25,719
President of Dominion Biologicals        1998          70,822                 -                  -                   3,541
Limited and European Finance             1997          34,438                 -            251,139                   1,722
Director

Josef Wilms (6)                          1999               -             -                      -                   -
Former President, Immucor GmbH           1998          29,156             2,408                  -                  75,461
                                         1997         193,548            16,093                  -                       -


(1) Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 1999 - for Mr. Gallup, Eatz, De Chirico and Waddy, life insurance premiums of $20,009, $11,230, $3,500 and $2,500 respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Dr. De Chirico of $9,600 each. For 1998 - for Mr. Gallup, Eatz, Wilms, and De Chirico, life insurance premiums of $26,019, $20,028, $317 and $3,152, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Dr. De Chirico of $9,600 each, and for Mr. Wilms $2,091. For 1997 - for Mr. Gallup, Eatz, Wilms, and De Chirico, life insurance premiums of $23,815, $18,508, $1,898, and $3,421, respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz, and Dr. De Chirico of $9,600 each and for Mr. Wilms $14,195.

(2) Includes stock options granted for each of the above named officers as follows: For 1999 - for Mr. Gallup, Eatz, and De Chirico 25,000 shares each and 7,500 shares for Mr. Ramsey and Waddy under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $9.6875. 50% of the options are exercisable beginning July 31, 2000, and 25% per year thereafter. For Mr. Gallup, Eatz, and De Chirico 55,000 shares each and 23,000 shares for Mr. Ramsey and Waddy under the 1998 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $9.375. 50% of the options are exercisable beginning April 9, 2001, and 25% per year thereafter. For 1998 - represents options granted to Mr. Ramsey under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $8.38. 50% of the options are exercisable beginning April 20, 2000, and 25% per year thereafter. For 1997 - represents warrants issued in connection with the acquisition of Dominion Biologicals Limited with 201,139 5-year warrants at an exercise price of $12.00 and 50,000 10-year warrants at an exercise of $11.98.

(3) Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers, a bonus for Mr. Gallup and Eatz of $50,000 and Mr. Waddy of $22,256, in 1999, and Mr. Wilms' consulting fees for August 1 through December 31, 1997.

(4) Mr. Ramsey assumed the position of Vice President and Chief Financial Officer in April 1998.

(5) Mr. Waddy became an employee of the Company upon acquisition of Dominion Biologicals Limited in December 1996.

(6) Mr. Wilms resigned as President of Immucor GmbH in July 1997 and was retained as a consultant until December 31, 1997.


Stock Options

         Options Granted. During the fiscal year ended May 31, 1999, stock options were granted to Mr. Gallup, Eatz, De Chirico, and Ramsey under the 1995 Stock Option Plan and the 1998 Stock Option Plan.

         The table below sets forth information regarding the options granted during the fiscal year ended May 31, 1999 to the executive officers listed in the Summary Compensation Table.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                  Individual Grants
-------------------------------------------------------------------------------------- ----------------------------
                                 Number of     % of Total                              Potential Realizable Value
                                 Securities      Options                               at Assumed Annual Rates of
                                 Underlying    Granted to     Exercise                  Stock Price Appreciation
                                  Options     Employees in     or Base    Expiration         for Option Term
                                                                Price
                                                                                       ----------------------------
Name                            Granted (#)    Fiscal Year    ($/share)      Date           5%            10%
------------------------------  ------------- -------------- ------------ ------------ -------------  -------------

Edward L. Gallup (1)                  25,000      3.2%         $9.6875     07/31/08       $ 152,300      $ 386,000
Edward L. Gallup (2)                  55,000      7.0%         $9.3750     04/09/09         324,300        821,800

Ralph A. Eatz (1)                     25,000      3.2%         $9.6875     07/31/08         152,300        386,000
Ralph A. Eatz (2)                     55,000      7.0%         $9.3750     04/09/09         324,300        821,800

Dr. Gioacchino De Chirico (1)         25,000      3.2%         $9.6875     07/31/08         152,300        386,000
Dr. Gioacchino De Chirico (2)         55,000      7.0%         $9.3750     04/09/09         324,300        821,800

Steven C. Ramsey (1)                   7,500      1.0%         $9.6875     07/31/08          45,700        115,800
Steven C. Ramsey (2)                  23,000      2.9%         $9.3750     04/09/09         135,600        343,700

Patrick Waddy (1)                      7,500      1.0%         $9.6875     07/31/08          45,700        115,800
Patrick Waddy (2)                     23,000      2.9%         $9.3750     04/09/09         135,600        343,700


 (1)     Stock options granted under the 1995 Stock Option Plan with 50% of the options exercisable beginning July
         31, 2000, and 25% per year thereafter.
 (2)     Stock options granted under the 1998 Stock Option Plan with 50% of the options are exercisable beginning
         April 9, 2001, and 25% per year thereafter.

Option Holdings

The table below presents information concerning option exercises during the past fiscal year and the value of unexercised options held as of the end of the fiscal year by each of the individuals listed in the Summary Compensation Table.

                                           FISCAL YEAR-END OPTION VALUES
                                                                 Number of Securities
                                                                Underlying Unexercised             Value of Unexercised
                                Shares                                Options at                 In-the-Money Options at
                             Acquired On         Value               May 31, 1999                    May 31, 1999 (1)
                               Exercise        Realized      Exercisable   Unexercisable       Exercisable   Unexercisable
                             -------------     ----------    ------------------------------    -----------------------------

Edward L. Gallup                        -              -     149,250         80,000              $654,266     $232,188

Ralph A. Eatz                           -              -     149,250         80,000               654,266      232,188

Dr. Gioacchino De Chirico               -              -      75,000         80,000               478,125      232,188

Steven C. Ramsey                        -              -           -         60,500                     -      209,156

Patrick Waddy                           -              -     251,139         30,500                95,177       89,153


 (1) Based on the difference between the exercise price and the closing price for the Common Stock on May 31, 1999, of $12.375 as reported by NASDAQ.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee has responsibility for determining the types and amounts of executive compensation, including setting the number of stock options that can be granted to executive officers as a group. Messrs. McKeithan, Papesh and Lanson are members of the Compensation Committee. The Stock Option Committee determines the number of shares to be granted to individual executive officers. Messrs. Gallup, Eatz, Rosen and Smith are members of the Stock Option Committee. Mr. Ramsey serves on the Compensation Committee at the request of the Board of Directors. Neither Mr. McKeithan, Mr. Papesh, Mr. Lanson, Mr. Rosen nor Dr. Smith are, nor have they ever been, officers or employees of the Company. Edward
L. Gallup and Ralph A. Eatz are the founders of the Company, have been directors and executive officers of the Company since its inception, and each of them participates in decisions on all stock options granted.

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

Employment   Contracts,   Termination   of  Employment  and  Change  of  Control
Arrangements

         The Company has in effect employment agreements (the "Agreements") with five of its executive officers and certain key managers: The Company entered into written employment agreements with Edward L. Gallup and Ralph A. Eatz on October 13, 1999. Each agreement is for a five-year term and automatically renews for a five-year term, unless sooner terminated. The agreements provide base salaries for Mr. Gallup and Mr. Eatz of $211,219 and $205,041, respectively. The agreements also contain covenants prohibiting Mr. Gallup and Mr. Eatz from disclosing confidential information and from competing with the Company, both during and for specified periods after the termination of their employment.

         The agreements with Mr. Gallup and Mr. Eatz obligate the Company to make certain payments to them in certain circumstances if their employment is terminated. If the Company terminates the employment of Mr. Gallup or Mr. Eatz "without cause", then Mr. Gallup or Mr. Eatz would continue to be compensated at a rate equal to their average annual compensation (that is, their base salary plus their average bonus over the last two years) for the remainder of the five year period as renewed, and such amounts would be paid over such period of time rather than in a lump sum. "Cause" is defined in the agreements generally to include dishonesty, embezzlement, continuing inability or refusal to perform reasonable duties assigned to him, and moral turpitude. If the Company terminates the employment of Mr. Gallup or Mr. Eatz within two years after a change of control, or if Mr. Gallup or Mr. Eatz terminate their own employment within 60 days after a change of control, then the Company instead must pay Mr. Gallup or Mr. Eatz a lump sum equal to five times their average annual compensation, plus certain additional amounts to compensate Mr. Gallup or Mr. Eatz if such payments subject Mr. Gallup or Mr. Eatz to a federal excise tax under Section 4999 of the Internal Revenue Code. The Company's agreement to compensate these executives in connection with a change of control is designed to secure for the Company such executives' full time and attention to negotiate the best deal for the Company and its shareholders in the event of a change of control without such executives being distracted by the effects of such change of control upon their own financial interest.

                  The Company has in effect employment agreements (the "Agreement") with Dr. Gioacchino De Chirico entered into on December 31, 1993. The Agreement renews for a period of five years from each anniversary date unless sooner terminated based upon sales performance of Immucor Italia. The Company may only terminate the employment agreement "for cause", as defined in the agreement. If the Company terminates the employment of the Employee "without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed upon such termination. On October 13, 1998 the company entered into a Severance Agreement with Dr. De Chirico which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Dr. De Chirico within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Dr. De Chirico a lump sum equal to five times his average annual compensation. Dr. De Chirico has agreed to refrain from competition with Immucor Italia, S.r.l. following the termination of the agreement for a period of two years if he is terminated without cause, and for a period of four years if he is terminated for cause or if he voluntarily terminates the agreement.

         The Company has in effect an employment agreement (the "Agreement") with Mr. Steven C. Ramsey entered into on October 13, 1998 which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Mr. Ramsey within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Mr. Ramsey a lump sum equal to two times his average annual compensation. The Agreement renews for a period of twelve months from each anniversary date unless sooner terminated. Mr. Ramsey has agreed to refrain from competition with Immucor for a period of two years after his employment has terminated and for any additional period that he is compensated by the Company.


         The Company has in effect an employment agreement (the "Agreement") with Mr. Patrick Waddy entered into on October 13, 1998 which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Mr. Waddy within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Mr. Waddy a lump sum equal to two times his average annual compensation. The Agreement renews for a period of twelve months from each anniversary date unless sooner terminated. Mr. Waddy has agreed to refrain from competition with Immucor for a period of two years after his employment has terminated and for any additional period that he is compensated by the Company.

Item 12.--Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of July 30, 1999, the number of shares of Common Stock of Immucor beneficially owned by each director of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.

Name of Beneficial Owner
(and address for those                     Shares                     Percent
owning more than five percent)            Owned(1)                  of Class(1)

Edward L. Gallup                          259,357 (2)                    3.4%

Ralph A. Eatz                             337,526 (2)                    4.4%

Dr. Gioacchino De Chirico                  75,000 (3)                     *

Steven C. Ramsey                            5,000                         *

Patrick Waddy                             271,139 (4)                     *

Didier L. Lanson                           13,750 (5)                     *

Daniel T. McKeithan                        58,778 (5)                     *

G. Bruce Papesh                             5,500 (6)                     *

Dennis M. Smith                            35,312                         *

Joseph E. Rosen                             5,750 (7)                     *

Wellington Management Co. LLP             405,000 (8)                    5.3%
75 State Street
Boston, MA  02109

All directors and executive officers
as a group (nine persons)               1,067,112                       13.9%

         * less than 1%.

(1) Except as otherwise noted herein, percentages are determined on the basis of 7,690,031 shares of Common Stock issued and outstanding plus securities deemed outstanding pursuant to Rule 13-3(d)(1) of the Securities Exchange Act of 1934, as amended. As a result, the percentage of shares of Common Stock is calculated assuming that the beneficial owner has exercised any options held by such beneficial owner that are currently exercisable, or exercisable within 60 days of July 30, 1999, and that no other options have been exercised by anyone else. Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares.

(2) Includes for Messrs. Gallup and Eatz an option to acquire 89,250 shares at an exercise price of $9.33 andan option to acquire 60,000 shares at an exercise price of $6.00.

(3) Includes a currently exercisable option to acquire 15,000 shares of Common Stock at an exercise price of $6.00 and an option to acquire 60,000 shares of Common Stock at an exercise price of $6.00.

(4) Includes warrants issued in connection with the acquisition of Dominion Biologicals Limited with 201,139 5-year warrants at an exercise price of $12.00 and 50,000 10-year warrants at an exercise of $11.98.

(5) Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share and a currently exercisable option to acquire 10,000 shares at $6.00 per share.

(6) Includes 400 shares over which Mr. Papesh shares investment power in his role as an investment advisor and a currently exercisable option to acquire 5,000 shares at $8.00 per share.

(7) Includes a currently exercisable option to acquire 3,750 shares at $5.40 per share.

(8) Wellington Management Co. LLP ("WMC") reported in a Schedule 13G dated February 9, 1999, that WMC in its capacity as an investment adviser may be deemed to beneficially own 405,000 shares or 5.3% of the Company, which are held of record by clients of WMC. WMC indicated that it had the shared power to vote or direct the vote of 361,000 shares and shared power to dispose or to direct the disposition of 405,000 shares and that it had no sole power to vote or dispose of the shares.

Item 13.--Certain Relationships and Related Transactions.

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

         In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996 and $1,311,000 in fiscal 1997. At May 31, 1998, the outstanding amount under the Immucor GmbH loan was approximately $528,000 and at May 31, 1999 the aggregate amounts receivable were approximately $141,000.

Mr. Wilms and his family granted liens on certain property owned by them in Germany and Portugal to collateralize the loans from the Company and Immucor GmbH, and Mr. Wilms has agreed to grant liens on additional property owned by him and located in the United States.

         Mr. Wilms had agreed to pay all amounts borrowed from the Company and Immucor GmbH, plus interest at 8.25%, by October 31, 1997. Although the loans had not been repaid by October 31, 1997, the Company agreed to extend the date for payment of these loans to December 31, 1997 based upon the Company's belief that Mr. Wilms had been working diligently to liquidate the collateral to obtain the funds. At December 31, 1997, as Mr. Wilms had not fully repaid these amounts, the Company began to arrange the sale of some or all of the collateral to the extent necessary to recover the unpaid balance of the loan. Since December 31, 1997 and up to May 31, 1999 the Company had arranged the sale of collateral reducing the debt to approximately $141,000.

     As of August 9, 1999 the entire unauthorized loan balance owed to the Company by Mr. Wilms plus accrued interest as well as amounts of incidental collection expenses allowable under German law have been paid to the company. In addition, Mr. Wilms agreed to pay and has paid an amount equal to Immucor's outstanding trade receivable totaling approximately $320,000 from Diag Human, a company Mr. Wilms owed monies to, on behalf of Diag Human. The remaining collateral has been released to Mr. Wilms.

     Mr. Wilms has had no continuing employment or consulting relationships with Immucor, Inc. or Immucor GmbH since December 31, 1997.

         In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company issued subordinated promissory notes to the former shareholders of Dominion totaling $4,228,200, bearing interest at 6% payable semiannually with principal due in December 1999. The outstanding balance of the subordinated promissory notes was $3,894,800 and $3,941,200 at May 31, 1999 and 1998, respectively, including $1,637,500 and $1,656,600 owed to the President of Dominion Biologicals Limited at May 31, 1999 and 1998, respectively.

                                                      PART IV

Item 14.--Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as part of this report:

1. Consolidated Financial Statements

         The Consolidated Financial Statements, Notes thereto, and Report of Independent Auditors thereon are included in Part II, Item 8 of this report.

2. Consolidated Financial Statement Schedule included in Part II, Item 8 of this report

         Schedule II -- Valuation and Qualifying Accounts

         Other financial statement schedules are omitted as they are not required or not applicable.

         3.       Exhibits

         3.1 Articles of Correction to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to Immucor, Inc.'s Registration statement of Form S-3 filed on May 20, 1999).

         3.2 Amended and Restated Bylaws (amended and restated as of April 16, 1999) (incorporated by reference to Immucor, Inc.'s Registration statement of Form S-3 filed on May 20,
                    1999).

         4.1 Immucor, Inc. Shareholder Rights Plan, adopted April 16, 1999 (incorporated by reference to Exhibit 1 to Immucor, Inc.'s Current Report on Form 8-K dated April 16, 1999).

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

         10.1-5 Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company.

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

         10.8* Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup.

         10.9* Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz.

         10.10* Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to
                    Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

         10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.12* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.13* Severance Agreement dated October 13, 1998, between Immucor Inc. and Dr. Gioacchino De Chirico.

         10.14* 1999 Stock Option Plan, including form of Stock Option Agreement used thereunder.

         10.15* 1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.16* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to
                    Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).
         .
         10.17* Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

         10.18* Description of 1983 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

         10.19* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

         10.20* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey.

         10.21* Agreement dated July 26, 1997 between the Company and Josef Wilms (incorporated by reference to Exhibit 10.20 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
         .
         10.22* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy.

         10.23 Loan Agreement between Immucor, Inc. and Wachovia Bank, National Association dated October 27, 1998 (incorporated by reference to Exhibit 10.1 to Immucor, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30,
                    1998).

         10.24      First Modification of Loan Agreement dated April 30, 1999.


         21         Subsidiaries of the Registrant.

         23.1       Consent of Ernst & Young LLP.

         27         Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K April 19,1999 relating to its adoption of a Shareholder Rights Agreement on April 16, 1999.

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

IMMUCOR, INC.

By:      /s/ EDWARD L. GALLUP
         Edward L. Gallup, Chairman of the Board of Directors,
         President and Chief Executive Officer
         August 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
August 30, 1999

/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
August 30, 1999

/s/RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President - Operations
August 30, 1999

/s/ PATRICK WADDY
Patrick Waddy, European Finance Director and President of Dominion Biologicals Limited
August 30, 1999

/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 30, 1999

/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 30, 1999

/s/ DIDIER L. LANSON
Didier L. Lanson, Director
August 30, 1999

/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
August 30, 1999

/s/ DENNIS M. SMITH
Dennis M. Smith, Jr., M.D., Director
August 30, 1999

/s/JOSEPH E. ROSEN
Joseph E. Rosen, Director
August 30, 1999

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

10.1-3 Lease Agreement dated February 2, 1996, between the Company and Connecticut General Life Insurance Company. (incorporated by reference to Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4 Lease Amendment dated March 8, 1998, between the Company and Connecticut General Life Insurance Company.

10.1-5 Lease Amendment dated August 11, 1999, between the Company and Connecticut General Life Insurance Company.

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

10.8* Employment Agreement dated October 13, 1998, between the Company and Edward L.Gallup.

10.9* Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz.

10.10* Employment Agreement dated September 12, 1990, between Immucor GmbH and Josef Wilms (incorporated by reference to Exhibit 10.11 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.12* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.13* Severance Agreement dated October 13, 1998, between Immucor, Inc. and Dr. Gioacchino De Chirico.

10.14* 1999 Stock Option Plan, including form of Stock Option Agreement used thereunder.

10.15* 1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
           1995).

10.16* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31,
           1995).

10.17* Description of 1983 and 1984 Salary Reduction Plans (incorporated by reference to Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.18*     Description of 1983 Stock Option Plan  (incorporated  by reference to
           Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

10.19* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.20* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey.

10.21* Agreement date July 26, 1997, between the Company and Josef Wilms (incorporated by reference to Exhibit 10.20 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.22* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy

10.23 Loan Agreement between Immucor, Inc. and Wachovia Bank, National Association dated October 27, 1998 (incorporated by reference to
           Exhibit 10.1 to Immucor, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998).

10.24      First Modification of Loan Agreement dated April 30, 1999.

21         Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP

27         Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.