Form 10-Q
period 1999-08-31
IMMUCOR INC
filed 1999-10-15
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   (Mark One)
             X            Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 1999
                                       OR
             _   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

        As of October 1, 1999: Common Stock, $. 10 Par Value - 7,718,606

                                 IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                                                             August 31, 1999    May 31, 1999
ASSETS                                                                        (Unaudited)          (Audited)
                                                                            ---------------     ---------------
Current assets:
    Cash and cash equivalents                                                   $ 3,983,314         $ 2,793,592
    Accounts receivable, net                                                     20,846,263          21,573,846
    Accounts receivable from former officer and director                                  -             140,946
    Inventories                                                                  17,166,090          16,065,190
    Income taxes receivable                                                         355,642             553,451
    Deferred income taxes                                                           915,234             907,530
    Prepaid expenses and other                                                    1,248,491           1,587,817
                                                                             ---------------     ---------------
        Total current assets                                                     44,515,034          43,622,372

Long-term investment, at cost                                                     1,000,000           1,000,000

Property and equipment, at cost                                                  20,776,718          20,195,158
    less accumulated depreciation                                                (5,810,522)         (5,068,996)
                                                                             ---------------     ---------------
                                                                                 14,966,196          15,126,162

Deferred income taxes                                                             1,271,370           1,108,279

Other assets, net                                                                 2,788,156           2,934,409

Deferred licensing costs, net                                                     2,483,489           2,307,837

Excess of cost over net tangible assets acquired, net                            33,341,137          33,634,458
                                                                             ---------------     ---------------

                                                                              $ 100,365,382        $ 99,733,517
                                                                             ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of borrowings under bank line of credit agreements          $ 1,125,518         $ 1,619,312
    Current portion of long-term debt                                             4,111,313           5,000,062
    Note payable to related party                                                 1,617,739           1,637,495
    Current portion of capital lease obligations                                    194,476             194,476
    Accounts payable                                                              8,005,810          10,039,489
    Income taxes payable                                                            191,498              27,739
    Accrued salaries and wages                                                    1,065,043           1,125,216
    Deferred income taxes                                                           118,280             118,280
    Other accrued liabilities                                                     2,724,413           2,719,496
                                                                             ---------------     ---------------
        Total current liabilities                                                19,154,090          22,481,565


Long-term debt, including borrowings under bank line of credit agreements        31,183,647          30,747,855
Capital lease obligations                                                           884,843             800,117

Deferred income taxes                                                             3,079,093           3,024,550

Other liabilities                                                                 2,619,000           2,626,763

Shareholders' equity:
    Common stock, $.10 par value                                                    770,441             748,841
    Additional paid-in capital                                                   18,706,767          16,945,885
    Retained earnings                                                            26,717,867          25,498,721
    Accumulated other comprehensive loss                                         (2,750,366)         (3,140,780)
                                                                             ---------------     ---------------

        Total shareholders' equity                                               43,444,709          40,052,667
                                                                             ---------------     ---------------

                                                                              $ 100,365,382        $ 99,733,517
                                                                             ===============     ===============

See accompanying notes.

                                  IMMUCOR, INC.
                    Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                    Three Months Ended
                                           August 31,            August 31,
                                              1999                  1998
                                         ---------------       ---------------

Net sales                                   $18,929,967          $ 10,358,465
Cost of sales                                 8,954,427             4,652,683
                                         ---------------       ---------------
Gross profit                                  9,975,540             5,705,782

Research and development                        358,688               290,027
Selling and marketing                         3,007,097             1,947,747
Distribution                                  1,535,270               562,951
General and administrative                    2,352,764             1,700,490
Merger-related expenses                          28,214                     -
Amortization expense                            460,900               142,136
                                         ---------------       ---------------
Total operating expenses                      7,742,933             4,643,351
                                         ---------------       ---------------

Income from operations                        2,232,607             1,062,431

Interest income                                   4,517               175,032
Interest expense                               (649,334)             (134,087)
Other income                                     90,054                 7,415
                                         ---------------       ---------------
Total other                                    (554,763)               48,360
                                         ---------------       ---------------

Income before income taxes                    1,677,844             1,110,791

Income taxes                                    458,698               482,780
                                         ---------------       ---------------

Net income                                  $ 1,219,146             $ 628,011
                                         ===============       ===============

Earnings per share:

     Basic                                       $ 0.16                $ 0.08
                                         ===============       ===============

     Diluted                                     $ 0.14                $ 0.08
                                         ===============       ===============


Weighted average shares outstanding:

     Basic                                    7,604,991             8,002,063
                                         ===============       ===============

     Diluted                                  8,756,946             8,283,567
                                         ===============       ===============



See accompanying notes.

                                  IMMUCOR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                            August 31,           August 31,
                                                                               1999                 1998
                                                                          ---------------      ----------------

OPERATING ACTIVITIES:
  Net income                                                                  $1,219,146              $628,011
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                               535,372               368,121
      Amortization                                                               460,900               142,136
      Changes in assets and liabilities:
        Accounts receivable                                                      727,583              (241,635)
        Accounts receivable from former officer and director                     140,946               558,678
        Income tax receivable                                                    190,350                54,087
        Inventories                                                           (1,100,900)               85,838
        Other current assets                                                     373,813              (479,273)
        Accounts payable                                                      (2,033,679)              769,584
        Income taxes payable                                                     153,061               (36,297)
        Other current liabilities                                                (55,627)             (114,918)
                                                                          ---------------      ----------------

Cash provided by operating activities                                            610,965             1,734,332

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment                              (339,225)           (1,238,335)
  Cash paid for acquisitions                                                    (112,913)                    -
  Acquisition-related severance                                                  (88,961)                    -
  Decrease in other assets                                                      (261,131)                    -
                                                                          ---------------      ----------------

Cash used in investing activities                                               (802,230)           (1,238,335)

FINANCING ACTIVITIES:
  Repayment of notes payable                                                    (883,735)             (564,041)
  Exercise of stock options and warrants                                       1,782,482             1,231,444
  Purchase and retirement of stock  (478,700 shares)                                   -            (4,238,366)
                                                                          ---------------      ----------------

Cash provided by (used in) financing activities                                  898,747            (3,570,963)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          482,240               (41,096)
                                                                          ---------------      ----------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               1,189,722            (3,116,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,793,592            15,816,217
                                                                          ---------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $3,983,314           $12,700,155
                                                                          ===============      ================


See accompanying notes.

                                  IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1999, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                     As of                          As of
                                 August 31, 1999                May 31, 1999
                               -------------------           ------------------
Raw materials and supplies             $ 4,147,425                   $3,856,309
Work in process                            851,445                      967,889
Finished goods                          12,167,220                   11,240,992
                               ===================           ==================
                                       $17,166,090                  $16,065,190
                               ===================           ==================


3.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended
                                                     August 31,      August 31,
                                                        1999            1998
                                                   --------------  -------------
Numerator for basic and diluted earnings per share:
  Income available to common shareholders            $1,219,146       $ 628,011
                                                   ==============  =============

Denominator:
  For basic earnings per share - weighted
  average basis                                       7,604,991       8,002,063

  Effect of dilutive stock options and warrants       1,151,955         281,504
                                                   -------------   -------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                    8,756,946       8,283,567
                                                   ============= ===============

Basic earnings per share                                  $0.16           $0.08
                                                   ============= ===============

Diluted earnings per share                                $0.14           $0.08
                                                   ============= ===============

4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):


                                                          Three Months Ended August 31, 1999
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $12,235        $2,118        $1,668        $1,082        $1,827                       $18,930
customers                                                                                       $         -
   Affiliates                1,521           101             -            72           380        (2,074)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 13,756         2,219         1,668         1,154         2,207        (2,074)         18,930

Income from operations       1,633           226           162           267           (47)           (8)          2,233




                                                          Three Months Ended August 31, 1998
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
Net sales:
   Unaffiliated             $4,949        $2,422        $1,514        $1,186          $287                       $10,358
customers                                                                                       $         -
   Affiliates                  976            89             -            68             -        (1,133)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  5,925         2,511         1,514         1,254           287        (1,133)         10,358

Income from operations         262           360           122           339            13           (34)          1,062



During the three months ended August 31, 1999 and 1998, the Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,748,000 and $831,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $250,000 and $288,000 for the three months ended August 31, 1999 and 1998, respectively. The Company's Canadian operation made export net sales to unaffiliated customers of $531,000 and $811,000 for the three months ended August 31, 1999 and 1998, respectively. Product sales to affiliates are valued at market prices.


5.       COMPREHENSIVE INCOME

The components of comprehensive income for the three month periods ended August 31, 1999 and 1998 are as follows:

                                                      Three Months Ended
                                             August 31,             August 31,
                                                1999                   1998
                                         ----------------      ----------------

Net income                               $ 1,219,146               $ 628,011
Net foreign currency translation             390,414                 (53,687)
                                         ----------------      ----------------
Comprehensive income                     $ 1,609,560               $ 574,324
                                         ================      ================

Accumulated comprehensive loss as of August 31, 1999 and May 31, 1999 was ($2,750,366) and ($3,140,780), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.

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

In July 1997, management of the Company discovered that Mr. Wilms had caused Immucor GmbH to make unauthorized loans to him since 1994. The amounts advanced were documented in the records of Immucor GmbH, including interest rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting period, but were not disclosed to the Company's management. The largest aggregate amounts outstanding under the Immucor GmbH loans were $29,600 in fiscal 1994, $290,000 in fiscal 1995, $669,000 in fiscal 1996, $1,311,000 in fiscal 1997 and $528,000 in fiscal 1998. At May 31, 1999 the amount receivable was approximately $141,000 and at August 31, 1999 the loan including accrued interest was fully paid.

As of August 9, 1999 the entire unauthorized loan balance owed to the Company by Mr. Wilms, plus accrued interest and amounts of incidental collection expenses allowable under German law, had been paid to the Company. In addition, Mr. Wilms agreed to pay and has paid an amount equal to Immucor's outstanding trade receivable totaling approximately $320,000 from Diag Human, a company Mr. Wilms owed monies to, on behalf of Diag Human. The remaining collateral has been released to Mr. Wilms.

Mr. Wilms has had no continuing employment or consulting relationships with Immucor, Inc. or Immucor GmbH since December 31, 1997.


7.   CONTINGENCIES

When the Company acquired Gamma Biologicals, Inc. ("Gamma Biologicals") in October 1998, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. Management is confident that ReACT technology does not infringe the Foundation's patents; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome. Management believes it has a meritorious defense against the alleged infringement.

                                     IMMUCOR, INC.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

    Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995, and involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Company's filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

Financial Condition and Liquidity:

    During the quarter the Company increased its profitability, generated positive cash flow from operations, and maintained positive working capital. As of August 31, 1999, the Company's cash position totaled $3,983,000. For the three months ended August 31, 1999, the Company generated cash from operating activities of $611,000, repaid $884,000 of bank debt in France, Belgium and the U.S. and purchased property and equipment of $339,000. The exercise of approximately 216,000 stock options and warrants provided $1,782,000 in cash.

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

Results of Operations:

Net sales

    Net sales for the three months ended August 31, 1999 totaled $18,930,000, an increase of $8,572,000 (83%) over last year's $10,358,000. Current year three month results included $5,052,000 in net sales from Gamma Biologicals acquired on October 27, 1998 and $676,000 in net sales from Medichim and Immunochim acquired on March 15, 1999. The remaining increase in sales was generated in the U.S. and was primarily due to instrumentation sales. The Company generated instrument revenues of $1,900,000 for the quarter compared to $200,000 for the same period last year. Sales by the Company's Italian, Spanish and Portugal subsidiaries combined increased 24% over last year's total which offset the decrease in sales at the Company's German and Canadian subsidiaries of 13% and 10%, respectively.

Gross profit

    As a percent of sales, gross profit for the three months ended August 31, 1999 totaled 52.7% versus 55.1% for the same period in 1998. The decrease in gross profit margin was primarily caused by increased instrument sales at lower gross margins and the sales increase due to prior year acquisitions which are at lower gross profit margins than Immucor's product lines.

Operating expenses

    When compared to the prior year, three month period ended August 31, 1999 research and development costs increased $69,000 with $53,000 additional research expense resulting from the acquisition of Gamma Biologicals.

    Selling and marketing expenses for the three month period increased $1,059,000 as compared to the same period last year. Approximately $536,000 of the increase was due to the inclusion of prior year acquisitions of Gamma Biologicals and Medichim and Immunochim. The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy and expansion of its Spanish operation.

    Distribution expenses increased $972,000 for the three month period of which prior year acquisitions account for $604,000 for the quarter. The remaining increase relates to increased shipping activity.

     General and administrative expenses for the three month period increased $652,000 with additional expenses of $188,000 for three months resulting from the purchase of Gamma Biologicals and Medichim and Immunochim and the remainder due to higher expenses as we expand operations worldwide.

    Merger-related   expenses  are  one-time   expenses  related  to  the  Gamma
Biologicals and BCA acquisitions.

    Amortization expense for the three months ended August 31, 1999 increased $319,000 due to goodwill recorded in the acquisitions of Gamma Biologicals on October 27, 1998, Medichim and Immunochim on March 15, 1999 and BCA, a division of Biopool, on April 30, 1999.

Interest income

    Interest income decreased $171,000 for the quarter due to lower cash balances as compared to last year caused by the purchase of treasury stock and the purchase of Gamma Biologicals which was partially funded by the use of the Company's cash.

Interest expense

    When compared to the prior year three month period, interest expense increased $515,000. This is a result of the purchase of Gamma Biologicals which was primarily financed with the proceeds of a bank loan.

Other income

    Other income increased for the three month period as compared to the prior year due to foreign currency transaction gains in the current period versus losses in the same period last year.

Income taxes

    Income tax expense as a percent of pretax income, decreased during the three month period ended August 31, 1999 due to lower taxes provided in Germany and the United States as compared to the prior period as a result of the Company's ongoing implementation of tax planning strategies.

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

         Third Party Impact Assessment - The Company has substantially completed the verification of the readiness of its significant suppliers and customers through the distribution of a questionnaire. Although this process is not complete, based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations. The Company estimates that this assessment will be completed by November 1999.

         Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems are being made at a nominal cost making them year 2000 compliant before December 1999. In North America, the Company had planned to complete implementation of a year 2000 compliant enterprise wide internal business information software system by December 31, 1999. The Company is continuing to implement the system but has decided to reschedule the operational date of the new enterprise wide internal business information software system for February 2000. Therefore, the Company's initial contingency plan is now in effect under which changes to the existing internal business software are being made to make it year 2000 compliant and should be completed by November 1999 at a cost of approximately $20,000 which is being expensed as incurred. The Company is monitoring progress closely.

         Contingency Plan - The risk the Company faces is that program modifications making the existing internal business software year 2000 compliant would not be completed by December 31, 1999. The Company is uncertain what the costs associated with a delay would be or the related impact on operations, liquidity and financial condition. Because of this, the Company has in place a contingency plan that would allow it to continue daily business until program modifications were complete.

         The Company believes that it is diligently addressing the year 2000 issue and expects that through its actions year 2000 problems are not reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance that such problems will not arise.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The quantitative and qualitative disclosures about market risk are discussed in Item 7A- Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K.

PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         27 Financial data schedule.

         (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 1999.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IMMUCOR, INC.
                                                   (Registrant)



Date:  October 15, 1999








/s/  Edward L. Gallup        Edward L. Gallup, President
----------------------







/s/  Steven C. Ramsey         Steven C. Ramsey, Senior Vice President - Finance
----------------------        (Principal Accounting Officer)