Form 10-Q
period 1999-11-30
IMMUCOR INC
filed 2000-01-14
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

           (Mark One)
               X       Quarterly   Report  Pursuant  to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended: November 30, 1999
                                       OR
                _  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

        As of January 3, 2000: Common Stock, $. 10 Par Value - 7,790,930

                                 IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                            November 30, 1999      May 31, 1999
ASSETS                                         (Unaudited)          (Audited)
                                             ---------------      --------------
Current assets:
    Cash and cash equivalents                   $ 2,993,923         $ 2,793,592
    Accounts receivable, net                     23,907,672          21,573,846
    Accounts receivable from
          former officer and director                     -             140,946
    Inventories                                  17,913,479          16,065,190
    Income taxes receivable                         373,418             553,451
    Deferred income taxes                           926,771             907,530
    Prepaid expenses and other                    1,645,680           1,587,817
                                             ---------------      --------------
        Total current assets                     47,760,943          43,622,372

Long-term investment, at cost                     1,000,000           1,000,000

Property and equipment, at cost                  21,092,389          20,195,158
    less accumulated depreciation                (6,364,084)         (5,068,996)
                                             ---------------      --------------
                                                 14,728,305          15,126,162

Deferred income taxes                             1,382,594           1,108,279

Other assets, net                                 2,993,901           2,934,409

Deferred licensing costs, net                     2,415,131           2,307,837

Excess of cost over net tangible
     assets acquired, net                        32,866,990          33,634,458
                                             ---------------      --------------

Total Assets                                  $ 103,147,864        $ 99,733,517
                                            ===============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of borrowings under
          bank line of credit agreements        $ 1,277,327         $ 1,619,312
    Current portion of long-term debt             4,113,447           5,000,062
    Note payable to related party                 1,637,939           1,637,495
    Current portion of capital lease obligations    178,409             194,476
    Accounts payable                              9,014,732          10,039,489
    Income taxes payable                            607,307              27,739
    Accrued salaries and wages                    1,270,306           1,125,216
    Deferred income taxes                           118,280             118,280
    Other accrued liabilities                     3,303,255           2,719,496
                                             ---------------      --------------
        Total current liabilities                21,521,002          22,481,565


Long-term debt, including borrowings
     under bank line of credit agreements        30,756,959          30,747,855
Capital lease obligations                           821,246             800,117

Deferred income taxes                             3,032,812           3,024,550

Other liabilities                                 2,587,426           2,626,763

Shareholders' equity:
    Common stock, $.10 par value                    774,754             748,841
    Additional paid-in capital                   18,982,021          16,945,885
    Retained earnings                            28,157,912          25,498,721
    Accumulated other comprehensive loss         (3,486,268)         (3,140,780)
                                             ---------------      --------------

        Total shareholders' equity               44,428,419          40,052,667
                                             ---------------      --------------

Total Liabilities and Shareholders' equity    $ 103,147,864        $ 99,733,517
                                             ===============      ==============

See accompanying notes.

IMMUCOR, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                           November 30,     November 30,         November 30,     November 30,
                                               1999             1998                  1999             1998
                                          ---------------   --------------      ---------------   --------------

Net sales                                    $20,249,819      $13,665,490         $39,179,786      $24,023,955
Cost of sales                                  9,268,872        6,316,043          18,223,299       10,968,726
                                           ---------------   --------------     ---------------   --------------

Gross profit                                  10,980,947        7,349,447          20,956,487       13,055,229

Research and development                         371,569          297,345             730,257          587,372
Selling and marketing                          2,912,990        2,343,582           5,920,087        4,291,329
Distribution                                   1,463,690          735,198           2,998,960        1,298,149
General and administrative                     2,858,310        2,069,043           5,239,288        3,769,533
Merger-related expenses                                -          312,361                   -          312,361
Amortization expense                             439,348          239,098             900,248          381,234
                                          ---------------   --------------      ---------------   --------------
Total operating expenses                       8,045,907        5,996,627          15,788,840       10,639,978
                                          ---------------   --------------      ---------------   --------------

Income from operations                         2,935,040        1,352,820           5,167,647        2,415,251

Interest income                                    6,098          110,901              10,615          285,933
Interest expense                                (790,192)        (252,392)         (1,439,526)        (386,479)
Other income                                      60,033           44,037             150,087           51,452
                                          ---------------   --------------      ---------------   --------------
Total other                                     (724,061)         (97,454)         (1,278,824)         (49,094)
                                          ---------------   --------------      ---------------   --------------

Income before income taxes                     2,210,979        1,255,366           3,888,823        2,366,157

Income taxes                                     770,934          539,298           1,229,632        1,022,078
                                          ---------------   --------------      ---------------   --------------

Net income                                    $1,440,045         $716,068          $2,659,191       $1,344,079
                                          ===============   ==============      ===============   ==============

Earnings per share:
   Basic                                           $0.19            $0.09               $0.35            $0.17
                                          ===============   ==============      ===============   ==============

   Diluted                                         $0.17            $0.09               $0.31            $0.17
                                          ===============   ==============      ===============   ==============

Weighted average shares outstanding:
   Basic                                       7,725,678        7,672,725           7,665,335        7,837,394
                                          ===============   ==============      ===============   ==============

   Diluted                                     8,627,333        7,939,810           8,692,140        8,111,689
                                          ===============   ==============     ===============   ==============


See accompanying notes.

 IMMUCOR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                               November 30,        November 30,
                                                   1999                1998
                                            ----------------    ----------------
OPERATING ACTIVITIES:
  Net income                                    $2,659,191           $1,344,079
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                               1,373,395              721,694
      Amortization                                 900,248              381,234
      Changes in assets and liabilities:
        Accounts receivable                     (2,288,361)          (2,292,611)
        Accounts receivable from former
          officer and director                     140,946              552,315
        Income tax receivable                      180,033               (9,046)
        Inventories                            (1,848,289)           (1,127,536)
        Other current assets                     (247,574)              163,603
        Accounts payable                       (1,070,224)            1,643,098
        Income taxes payable                      579,568              (105,686)
        Other current liabilities                 509,612               618,935
                                          ----------------      ----------------

Cash provided by operating activities             888,545             1,890,079

INVESTING ACTIVITIES:
  Purchase of/deposits on property
      and equipment                            (1,088,497)           (1,472,477)
  Cash paid for acquisitions                     (212,204)          (25,102,864)
  Acquisition-related severance                   (79,019)           (2,116,909)
  Decrease in other assets                       (263,337)                    -
                                          ----------------      ----------------

Cash used in investing activities              (1,643,057)          (28,692,250)

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements      166,172            20,600,000
  Repayment of notes payable                   (1,375,836)             (838,371)
  Exercise of stock options and warrants
    (259,131 and 167,587 shares, respectively)  2,062,049             1,259,194
  Purchase and retirement of stock
    (721,200 shares)                                    -            (6,453,961)
                                          ----------------      ----------------

Cash provided by (used in) financing activities   852,385            14,566,862

EFFECT OF EXCHANGE RATE CHANGES ON CASH           102,458               392,295
                                          ----------------      ----------------

INCREASE IN CASH AND CASH EQUIVALENTS             200,331           (11,843,014)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                        2,793,592            15,816,217
                                          ----------------      ----------------

CASH AND CASH EQUIVALENTS                      $2,993,923            $3,973,203
                                          ================      ================
 AT END OF PERIOD

Noncash investing and financing activities:
  Fair value of assets acquired, net of cash                        $17,757,750
  Cost in excess of assets acquired                                  16,523,461
  Liabilities assumed                                                (9,178,347)
                                                                ----------------
  Net cash paid for acquisition                                     $25,102,864

 IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1999, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                         As of                   As of
                                   November 30, 1999         May 31, 1999
                                   ------------------     ------------------
Raw materials and supplies             $5,018,557               $3,856,309
Work in process                           947,396                  967,889
Finished goods                         11,947,526               11,240,992
                                   ==================     ==================
                                      $17,913,479              $16,065,190
                                   ==================     ==================


3.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.



                                                         Three Months Ended                 Six Months Ended
                                                    November 30,     November 30,     November 30,     November 30,
                                                        1999             1998             1999             1998
                                                   ---------------- ---------------  ---------------- ---------------

Numerator for basic and diluted earnings per share:
  Income available to common shareholders              $ 1,440,045       $ 716,068        $2,659,191      $1,344,079
                                                   ================ ===============  ================ ===============


Denominator:
  For basic earnings per share - weighted
  average basis                                          7,725,678       7,672,725         7,665,335       7,837,394

  Effect of dilutive stock options and warrants            901,655         267,085         1,026,805         274,295
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                       8,627,333       7,939,810         8,692,140       8,111,689
                                                   ================ ===============  ================ ===============

Basic earnings per share                                     $0.19           $0.09             $0.35           $0.17
                                                   ================ ===============  ================ ===============


Diluted earnings per share                                   $0.17           $0.09             $0.31           $0.17
                                                   ================ ===============  ================ ===============


4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                                                         Three Months Ended November 30, 1999
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
  Unaffiliated customers   $12,751        $2,757        $1,751        $1,415        $1,576      $      -         $20,250
  Affiliates                 1,731           147             -            80           949        (2,907)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 14,482         2,904         1,751         1,495         2,525        (2,907)         20,250

Income from operations       2,024           372           168           452           (81)            -           2,935


                                                         Three Months Ended November 30, 1998
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
  Unaffiliated customers   $7,550        $2,656        $1,884        $1,029          $546      $       -        $13,665
  Affiliates                1,069            78             -            26             -         (1,173)             -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  8,619         2,734         1,884         1,055           546        (1,173)        13,665

Income from operations         277           440           264           284            82             6          1,353


                          ----------------------------------------------------------------------------------------------------
                                                          Six Months Ended November 30, 1999
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
  Unaffiliated customers   $24,985        $4,875        $3,419        $2,497        $3,404      $      -         $39,180
  Affiliates                 3,253           248             -           151         1,329        (4,981)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 28,238         5,123         3,419         2,648         4,733        (4,981)         39,180

Income from operations       3,656           598           330           719          (127)           (8)          5,168

                          ----------------------------------------------------------------------------------------------------
                                                          Six Months Ended November 30, 1998
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
  Unaffiliated customers   $12,498        $5,079        $3,398        $2,216          $833       $     -         $24,024
  Affiliates                 2,047           166             -            93             -        (2,306)              -
                           ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 14,545         5,245         3,398         2,309           833        (2,306)         24,024

Income from operations         539           800           386           623            95           (28)          2,415


The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,733,000 and $1,213,000 for the three months ended November 30, 1999 and 1998, respectively and $3,481,000 and $2,043,000 for the six months ended November 30, 1999 and 1998, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $245,000 and $86,000 for the three months ended November 30, 1999 and 1998, respectively and $495,000 and $374,000 for the six months ended November 30, 1999 and 1998, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $560,000 and $596,000 for the three months ended November 30, 1999 and 1998, respectively and $1,091,000 and $1,407,000 for the six months ended November 30, 1999 and 1998, respectively. Product sales to affiliates are valued at market prices.











5.       COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 1999 and 1998 are as follows:


                                              Three Months Ended                         Six Months Ended
                                      November 30,         November 30,         November 30,           November 30,
                                          1999                 1998                 1999                   1998
                                     ----------------     ----------------    ------------------     -----------------

Net income                             $ 1,440,045             $716,068            $2,659,191            $1,344,079
Net foreign currency translation          (735,902)             777,732              (345,488)              724,045
                                     ----------------     ----------------    -----------------      -----------------

Comprehensive income                     $ 704,143           $1,493,800            $2,313,703            $2,068,124
                                     ================     ================    ==================     =================

Accumulated comprehensive loss as of November 30, 1999 and May 31, 1999 was ($3,486,268) and ($3,140,780), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.


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

Financial Condition and Liquidity:

       During the six months ended November 30, 1999, the Company increased its profitability, generated positive cash flow from operations, and maintained positive working capital. As of November 30, 1999, the Company's cash position totaled $2,994,000. For the three months ended November 30, 1999, the Company generated cash from operating activities of $889,000, repaid $1,376,000 of bank debt in France, Belgium and the U.S. and purchased property and equipment of $1,088,000. The exercise of approximately 259,000 stock options and warrants provided $2,062,000 in cash.

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

Results of Operations:

Net sales

       Net sales for the three months ended November 30, 1999 totaled $20,250,000 an increase of $6,585,000 (48%) over last year's $13,665,000.
Current year three-month results included $4,607,000 in net sales from Gamma Biologicals, Inc. ("Gamma Biologicals") acquired on October 27, 1998 and $829,000 in net sales from Medichim and Immunochim acquired on March 15, 1999. The remaining increase in sales was generated in the U.S. and was primarily due to net sales of approximately $1,200,000 from BCA, a division of Biopool, acquired on April 30, 1999 and instrumentation sales. The Company generated instrument revenues of $3,589,000 for the quarter compared to $1,583,000 for the same period last year. Sales by the Company's Canadian and European subsidiaries combined increased 23% over last year's total excluding acquisitions. However, when translated into US dollars, there was an increase of only 10% due to unfavorable exchange rates in Europe. The Company's German subsidiary had a slight increase in sales of 4% due to instrument sales but sales from its base business of reagents were down 13% when compared to last year. For the six months ended November 30, 1999, net sales were $39,180,000 (including Gamma Biologicals' $9,660,000) compared to $24,024,000 in the prior year.

Gross profit

       As a percent of sales, gross profit for the three months ended November 30, 1999 totaled 54.2% versus 53.8% for the same period in 1998. The increase in gross profit margin was primarily caused by increased reagent sales when compared to last year. Gross profit for the six months ended November 30, 1999 totaled 53.5% versus 54.3% for the same period in 1998.



Operating expenses

       When compared to the prior year, three and six month periods ended November 30, 1999, research and development costs increased $74,000 and $143,000 with $57,000 additional research expenses year to date resulting from prior year acquisitions and on-going research projects.

       Selling and marketing expenses for the three and six month periods ended November 30, 1999, increased $569,000 and $1,629,000 as compared to the same periods last year. Approximately $608,000 of the increase year to date was due to the inclusion of prior year acquisitions of Gamma Biologicals and Medichim and Immunochim. The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy and expansion of its Spanish operation.

       Distribution expenses increased $728,000 for the three month period and $1,701,000 for the six month period of which prior year acquisitions account for $359,000 for the quarter. The remaining increase relates to increased shipping activity.

        General and administrative expenses for the three and six month periods increased $789,000 and $1,470,000 with additional expenses of $283,000 year to date resulting from the purchase of Gamma Biologicals and Medichim and Immunochim and the remainder due to higher expenses as we expand operations worldwide.

       Merger-related expenses for the prior year are one-time expenses related to the Gamma Biologicals and BCA acquisitions.

       Amortization expense for the three and six months periods ended November 30, 1999, increased $200,000 and $519,000 due to goodwill recorded in the acquisitions of Gamma Biologicals on October 27, 1998, Medichim and Immunochim on March 15, 1999 and BCA, a division of Biopool, on April 30, 1999.

Interest income

       Interest income decreased $105,000 for the quarter and $275,000 for the six month period due to lower cash balances as compared to last year caused by the purchase of treasury stock and the purchase of Gamma Biologicals and other acquisitions which were partially funded by the use of the Company's cash.

Interest expense

       When compared to the prior year three and six month periods, interest expense increased $538,000 and $1,053,000. This is a result of the purchase of Gamma Biologicals and other acquisitions which were primarily financed with the proceeds of a bank loan.

Other income

       Other income increased $16,000 for the three month period and $99,000 for the six month period as compared to the prior year due to foreign currency transaction gains in the current period versus losses in the same period last year.

Income taxes

       Income tax expense as a percent of pretax income, decreased during the three month period ended August 31, 1999, and six month period ended November 30, 1999, due to lower taxes provided in Germany and the United States as compared to the prior period. This is a result of the Company's ongoing implementation of tax planning strategies.

Year 2000

       As of the date of this filing, January 14, 1999, the Company has not yet incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to third parties may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by third party noncompliance in the future. The Company will continue to monitor the issue diligently and work to address any issues that may arise. In order to become year 2000 compliant, the Company set up a project team to address the issue and has taken the following steps:

       Impact Assessment - Instances where electronics are used in the Company and the associated potential risks have been identified. The Company believes that non-information technology systems and its products are not significantly impacted. However, internal business information software was affected and the Company has implemented program changes in order to become year 2000 compliant.

       Third Party Impact Assessment - The Company has substantially completed the verification of the readiness of its significant suppliers and customers through the distribution of a questionnaire. Based on information available, the Company has no reason to believe that any year 2000 problems encountered by customers and suppliers will have a significant effect on the Company's operations.

       Project Plan - Based on the impact assessment, the need to make software program changes to the Company's internal business information software has been identified. In Europe, minor software program changes to existing systems have been made at a nominal cost making them year 2000 compliant before December 1999. In North America, the Company had planned to complete implementation of a year 2000 compliant enterprise wide internal business information software system by December 31, 1999. The Company is continuing to implement the system but has decided to reschedule the operational date of the new enterprise wide internal business information software system for March 2000. Therefore, the Company's initial contingency plan was put into effect under which changes to the existing internal business software were made making it year 2000 compliant at a cost of approximately $20,000 which was expensed as incurred.

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

PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         27 Financial data schedule.

         (b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1999.

 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IMMUCOR, INC.
                                  (Registrant)



Date:  January 14, 2000








/s/  Edward L. Gallup          Edward L. Gallup, President
-------------------------







/s/  Steven C. Ramsey          Steven C. Ramsey, Senior Vice President - Finance
-------------------------          (Principal Accounting Officer)