Form 10-Q
period 2000-02-29
IMMUCOR INC
filed 2000-04-14
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   (Mark One)
               X Quarterly Report Pursuant to Section 13 or 15(d)
                                        -
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: February 29, 2000
                                         -----------------
                                       OR
               _ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         As of April 3, 2000: Common Stock, $. 10 Par Value - 7,867,617

                                  IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                                                       February 29, 2000    May 31, 1999
ASSETS                                                                 (Unaudited)            (Audited)
                                                                     -----------------      --------------

Current assets:
    Cash and cash equivalents                                             $ 2,975,690         $ 2,793,592
    Accounts receivable, net                                               24,571,119          21,573,846
    Accounts receivable from former officer and director                            -             140,946
    Inventories                                                            16,976,203          16,065,190
    Income taxes receivable                                                   413,815             553,451
    Deferred income taxes                                                     915,234             907,530
    Prepaid expenses and other                                              1,485,625           1,587,817
                                                                     -----------------      --------------
        Total current assets                                               47,337,686          43,622,372

Long-term investment, at cost                                               1,000,000           1,000,000

Property and equipment, at cost                                            22,607,212          20,195,158
    less accumulated depreciation                                          (6,985,311)         (5,068,996)
                                                                     -----------------      --------------
                                                                           15,621,901          15,126,162

Deferred income taxes                                                       1,257,192           1,108,279

Other assets, net                                                           3,095,760           2,934,409

Deferred licensing costs, net                                               2,347,158           2,307,837

Excess of cost over net tangible assets acquired, net                      32,781,936          33,634,458
                                                                     -----------------      --------------

Total Assets                                                            $ 103,441,633        $ 99,733,517
                                                                     =================      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of borrowings under bank line of credit agreements    $ 1,786,109         $ 1,619,312
    Current portion of long-term debt                                       3,157,868           5,000,062
    Note payable to related party                                                   -           1,637,495
    Current portion of capital lease obligations                              479,936             194,476
    Accounts payable                                                        7,607,997          10,039,489
    Income taxes payable                                                    1,105,826              27,739
    Accrued salaries and wages                                                974,425           1,125,216
    Deferred income taxes                                                     118,280             118,280
    Other accrued liabilities                                               2,438,267           2,719,496
                                                                     -----------------      --------------
        Total current liabilities                                          17,668,708          22,481,565


Long-term debt, including borrowings under bank line of credit agreements  33,031,079          30,747,855
Capital lease obligations                                                   1,323,362             800,117

Deferred income taxes                                                       3,044,606           3,024,550

Other liabilities                                                           2,585,062           2,626,763

Shareholders' equity:
    Common stock, $.10 par value                                              786,199             748,841
    Additional paid-in capital                                             19,801,460          16,945,885
    Retained earnings                                                      28,995,808          25,498,721
    Accumulated other comprehensive loss                                   (3,794,651)         (3,140,780)
                                                                     -----------------      --------------

        Total shareholders' equity                                         45,788,816          40,052,667
                                                                     -----------------      --------------

Total Liabilities and Shareholders' equity                              $ 103,441,633        $ 99,733,517
                                                                     =================      ==============

See accompanying notes.

                                                   IMMUCOR, INC.
                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)


                                                    Three Months Ended                      Nine Months Ended
                                           February 29,       February 28,         February 29,       February 28,
                                               2000               1999                 2000               1999
                                          ----------------   ----------------     ----------------   ---------------

Net sales                                     $19,201,121        $16,758,106          $58,380,907       $40,782,061
Cost of sales                                   9,025,124          7,589,998           27,248,423        18,558,724
                                           ----------------   ----------------     ----------------   ---------------

Gross profit                                   10,175,997          9,168,108           31,132,484        22,223,337

Research and development                          553,079            413,335            1,283,336         1,000,707
Selling and marketing                           2,999,163          3,045,981            8,919,250         7,337,310
Distribution                                    1,422,632            964,498            4,421,592         2,262,647
General and administrative                      2,732,826          2,348,759            7,972,114         6,118,292
Merger-related expenses                                 0            120,331                    0           432,692
Amortization expense                              453,352            329,543            1,353,600           710,777
                                          ----------------   ----------------     ----------------   ---------------
Total operating expenses                        8,161,052          7,222,447           23,949,892        17,862,425
                                          ----------------   ----------------     ----------------   ---------------

Income from operations                          2,014,945          1,945,661            7,182,592         4,360,912

Interest income                                     3,967             19,697               14,582           305,630
Interest expense                                 (707,131)          (516,843)          (2,146,657)         (903,322)
Other income                                       30,760             27,892              180,847            79,344

                                          ----------------   ----------------     ----------------   ---------------
Total other                                      (672,404)          (469,254)          (1,951,228)         (518,348)
                                          ----------------   ----------------     ----------------   ---------------

Income before income taxes                      1,342,541          1,476,407            5,231,364         3,842,564

Income taxes                                      504,645            500,310            1,734,277         1,522,388
                                          ----------------   ----------------     ----------------   ---------------

Net income                                       $837,896           $976,097           $3,497,087        $2,320,176
                                          ================   ================     ================   ===============

Earnings per share:
   Basic                                            $0.11              $0.13                $0.45             $0.30
                                          ================   ================     ================   ===============

   Diluted                                          $0.10              $0.13                $0.40             $0.29
                                          ================   ================     ================   ===============

Weighted average shares outstanding:
   Basic                                        7,816,012          7,459,589            7,715,560         7,711,459
                                          ================   ================     ================   ===============

   Diluted                                      8,671,191          7,720,680            8,685,157         7,981,352
                                          ================   ================     ================   ===============


See accompanying notes.

                                  IMMUCOR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                  February 29,          February 28,
                                                                                      2000                  1999
                                                                                 ----------------      ----------------

OPERATING ACTIVITIES:
  Net income                                                                          $3,497,087            $2,320,176
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                                     2,067,921             1,219,311
      Amortization                                                                     1,353,600               710,777
      Changes in assets and liabilities:
         Accounts receivable                                                          (2,951,808)           (3,755,190)
         Accounts receivable from former officer and director                            140,946               526,467
         Income tax receivable                                                           139,636               233,246
         Inventories                                                                    (911,013)           (1,955,139)
         Other current assets                                                           (198,781)              245,457
         Accounts payable                                                             (2,476,959)            1,294,808
         Income taxes payable                                                          1,078,087               (89,989)
         Other current liabilities                                                      (501,151)              385,006
                                                                                 ----------------      ----------------

Cash provided by operating activities                                                  1,237,565             1,134,930

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment                                    (2,797,064)           (2,344,313)
  Cash paid for acquisitions                                                            (673,225)          (25,658,125)
  Acquisition-related severance                                                          (82,756)           (1,957,640)
  Decrease in other assets                                                               (15,028)           (3,222,946)
                                                                                 ----------------      ----------------

Cash used in investing activities                                                     (3,568,073)          (33,183,024)

FINANCING ACTIVITIES:
  Borrowings under line of credit agreements                                           5,642,883            25,200,000
  Repayment of notes payable                                                          (5,853,757)           (1,299,200)
  Exercise of stock options and warrants  (373,582 and 180,899 shares, respectively)   2,892,933             1,330,996
  Purchase and retirement of stock  (822,800 shares)                                           -            (7,354,007)
                                                                                 ----------------      ----------------

Cash provided by (used in) financing activities                                        2,682,059            17,877,789

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (169,453)               75,162
                                                                                 ----------------      ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    182,098           (14,095,143)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,793,592            15,816,217
                                                                                 ----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $2,975,690            $1,721,074
                                                                                 ================      ================


Noncash investing and financing activities:
  Fair value of assets acquired, net of cash                                                               $17,757,750
  Cost in excess of assets acquired                                                                         17,078,722
  Liabilities assumed                                                                                       (9,178,347)
                                                                                                       ----------------
  Net cash paid for acquisition                                                                            $25,658,125




                                 IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 1999, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                   As of                          As of
                              February 29, 2000                May 31, 1999
                              ------------------          --------------------
Raw materials and supplies        $5,042,978                     $3,856,309
Work in process                    1,118,930                        967,889
Finished goods                    10,814,295                     11,240,992
                              ------------------          --------------------
                                 $16,976,203                    $16,065,190
                              ==================          ====================


3.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended                 Nine Months Ended
                                                    February 29,     February 28,     February 29,     February 28,
                                                        2000             1999             2000             1999
                                                   ---------------- ---------------  ---------------- ---------------

Numerator for basic and diluted earnings per share:
  Income available to common shareholders                $ 837,896       $ 976,097        $3,497,087      $2,320,176
                                                   ================ ===============  ================ ===============


Denominator:
  For basic earnings per share - weighted
  average basis                                          7,816,012       7,459,589         7,715,560       7,711,459

  Effect of dilutive stock options and warrants            855,179         261,091           969,597         269,893
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                       8,671,191       7,720,680         8,685,157       7,981,352
                                                   ================ ===============  ================ ===============

Basic earnings per share                                     $0.11           $0.13             $0.45           $0.30
                                                   ================ ===============  ================ ===============


Diluted earnings per share                                   $0.10           $0.13             $0.40           $0.29
                                                   ================ ===============  ================ ===============


4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                                                         Three Months Ended February 29, 2000
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
   Unaffiliated            $12,140        $2,282        $1,601        $1,312        $1,866      $      -         $19,201
customers
   Affiliates                1,682           228             -            78           707        (2,695)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 13,822         2,510         1,601         1,390         2,573        (2,695)         19,201

Income from operations         973           242            83           442           265            10           2,015


                                                         Three Months Ended February 28, 1999
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $10,633        $2,619        $1,684          $937          $885      $      -         $16,758
customers
   Affiliates                1,366            88            16            30             -        (1,500)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 11,999         2,707         1,700           967           885        (1,500)         16,758

Income from operations       1,136           470           172           198           (27)           (3)          1,946


                          ----------------------------------------------------------------------------------------------------
                                                          Nine Months Ended February 29, 2000
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $37,125        $7,156        $5,020        $3,809        $5,271      $      -         $58,381
customers
   Affiliates                4,935           476             -           230         2,034        (7,675)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 42,060         7,632         5,020         4,039         7,305        (7,675)         58,381

Income from operations       4,629           840           413         1,162           137             2           7,183

                          ----------------------------------------------------------------------------------------------------
                                                          Nine Months Ended February 28, 1999
                          ----------------------------------------------------------------------------------------------------

                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated            $23,131        $7,697        $5,083        $3,153        $1,718      $     -          $40,782
customers
   Affiliates                3,413           255            16           123             -        (3,807)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 26,544         7,952         5,099         3,276         1,718        (3,807)         40,782

Income from operations       1,675         1,271           558           821            68           (32)          4,361


The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,747,000 and $1,726,000 for the three months ended February 29, 2000, and February 28, 1999, respectively and $5,228,000 and $3,769,000 for the nine months ended February 29, 2000 and February 28, 1999, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $624,000 and $618,000 for the three months ended February 29, 2000 and February 28,1999, respectively and $1,118,000 and $992,000 for the nine months ended February 29, 2000 and February 28, 1999, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $543,000 and $492,000 for the three months ended February 29, 2000 and February 28, 1999, respectively and $1,634,000 and $1,899,000 for the nine months ended February 29, 2000 and February 28, 1999, respectively. Product sales to affiliates are valued at market prices.

5.       COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999 are as follows:


                                              Three Months Ended                         Nine Months Ended
                                      February 29,         February 28,         February 29,           February 28,
                                          2000                 1999                 2000                   1999
                                     ----------------     ----------------    ------------------     -----------------


Net income                                $837,896             $976,097           $3,497,087            $2,320,176
Net foreign currency translation          (308,383)            (877,995)            (653,871)             (153,950)
                                     ----------------     ----------------                           -----------------
                                                                              ------------------
Comprehensive income                      $529,513            $  98,102           $2,843,216            $2,166,226
                                     ================     ================    ==================     =================


Accumulated comprehensive loss as of February 29, 2000 and May 31, 1999 was ($3,794,651) and ($3,140,780), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.


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

Financial Condition and Liquidity:

       During the nine months ended February 29, 2000, the Company increased its profitability, generated positive cash flow from operations, and maintained positive working capital. As of February 29, 2000, the Company's cash position totaled $2,976,000. For the nine months ended February 29, 2000, the Company generated cash from operating activities of $1,238,000 and purchased property and equipment of $2,797,000. In December 1999, the Company repaid promissory notes owed to the former owners of Dominion Biologicals Limited of $3,886,000 ($5,471,000 in Canadian dollars) and acquired debt of the same amount to be repaid over the next three years. The exercise of approximately 374,000 stock options and warrants provided $2,893,000 in cash.

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

Results of Operations:

Net sales

       Net sales for the three months ended February 29, 2000 totaled $19,201,000 an increase of $2,443,000 (15%) over last year's $16,758,000.
Current year three-month results included an increase in net sales of $558,000 related to Gamma Biologicals, Inc. ("Gamma Biologicals") acquired on October 27, 1998 and $857,000 from Medichim and Immunochim acquired on March 15, 1999 and from BCA, a division of Biopool, acquired on April 30, 1999. The remaining increase in sales was primarily due to instrumentation sales. The Company generated instrument revenues of $2,800,000 for the quarter compared to $2,200,000 for the same period last year. Sales by the Company's European subsidiaries combined increased 11% over last year's total excluding the effect of the acquisitions. However, when translated into US dollars, there was a decrease of 3% due to unfavorable exchange rates in Europe. For the nine months ended February 29, 2000, net sales were $58,381,000 (including $19,353,000 from acquisitions) compared to $40,782,000 (which includes $6,354,000 from acquisitions) in the prior year. Year to date instrument sales increased approximately $4,000,000 over prior year.

Gross profit

       As a percent of sales, gross profit for the three months ended February 29, 2000 totaled 53.0% versus 54.7% for the same period in 1999. The decrease in gross profit margin was primarily caused by higher instrument sales at lower gross margins than other products and the sales increase due to prior year acquisitions which are at lower gross profit margins than Immucor's product lines. Gross profit for the nine months ended February 29, 2000 totaled 53.3% versus 54.5% for the same period in 1999, and decreased for substantially the same reasons.

Operating expenses

       When compared to the prior year, research and development costs increased $140,000 and $283,000 for the three and nine month periods, respectively. The increase is primarily due to higher costs related to instrument development projects.

       For the quarter ended February 29, 2000, selling and marketing expenses decreased $47,000, or 1.5%, when compared to the same quarter last year. With the acquisition of Gamma Biologicals, the sales force was realigned resulting in a reduction of certain positions due to duplication of efforts offset by the addition of personnel required for the Company's instrumentation strategy. Selling and marketing expense increased $1,582,000 year to date with $498,000 attributable to Medichim and Immunochim; and, higher payroll expense for the increase in personnel as the Company has continued to focus its efforts on the instrument side of the business.

       Distribution expenses increased $458,000 for the three month period and $2,159,000 for the nine month period when compared to the same periods in the prior year. The increase relates to a temporary shift in shipping methods from ground to overnight, change in shipping specifications for certain products resulting in higher costs per shipment, increase in personnel and overall increase in shipping activity.

        General and administrative expenses for the three and nine month periods increased $384,000 and $1,854,000, respectively, for additional expenses resulting from the growth of the Company with acquisitions. The Company has also experienced an increase in operating costs such as rent, utilities and depreciation expense with the Company's expansion at its U.S. operations.

       Merger-related expenses for the prior year are one-time expenses related to the Gamma Biologicals and BCA acquisitions.

       Amortization expense for the three and nine months periods ended February 29, 2000, increased $124,000 and $643,000 due to goodwill recorded in the acquisitions of Gamma Biologicals on October 27, 1998, Medichim and Immunochim on March 15, 1999 and BCA, a division of Biopool, on April 30, 1999.

Interest income

       Interest income decreased $16,000 for the quarter and $291,000 for the nine month period due to lower cash balances as compared to last year caused by the purchase of treasury stock and the purchase of Gamma Biologicals and other acquisitions which were partially funded by the use of the Company's cash.

Interest expense

       When compared to the prior year three and nine month periods, interest expense increased $190,000 and $1,243,000. This is a result of the purchase of Gamma Biologicals and other acquisitions which were primarily financed with the proceeds of a bank loan.

Other income

       Other income increased $3,000 for the three month period and $102,000 for the nine month period as compared to the same periods last year. The year to date increase is primarily due to foreign currency transaction gains realized earlier in the fiscal year versus losses in the same period last year.

Income taxes

       Income tax expense as a percent of pretax income is evaluated and adjusted on an ongoing basis as the Company continues implementation of tax planning strategies. For the nine months ended February 29, 2000, the Company's effective tax rate was 33.2% compared to 39.6% for the same period last year.


Year 2000

       The Company and its subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates and computer related to the year 2000. The Company and its subsidiaries do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.


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



PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         27 Financial data schedule.

         (b) The Company did not file any reports on Form 8-K during the three months ended February 29, 2000.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IMMUCOR, INC.
                                  (Registrant)



Date: April 14, 2000








/s/  Edward L. Gallup          Edward L. Gallup, President
-------------------------







/s/  Steven C. Ramsey          Steven C. Ramsey, Senior Vice President - Finance
-------------------------          (Principal Accounting Officer)