Form 10-K405
period 2000-05-31
IMMUCOR INC
filed 2000-08-30
CIK 736822

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                X          THE SECURITIES EXCHANGE ACT OF 1934
               ---

                     For the fiscal year ended May 31, 2000

                                       OR

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               ---            THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from       to

                         Commission file number 0-14820

                                  IMMUCOR, INC.
             (Exact name of registrant as specified in its charter)

                    Georgia                           22-2408354
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

               3130 GATEWAY DRIVE,                        30091
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES     X         NO
                                                --------
         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[    X   ]

         As of July 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $29,125,437.

         As of July 31, 2000, there were 7,277,617 shares of common stock outstanding.

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

         During fiscal 1999 the Company implemented its strategic plans to consolidate the U.S. blood bank market, leaving Immucor and Ortho Clinical Diagnostics as the only two companies offering a complete line of blood banking reagents in the U.S., and to strengthen Immucor's direct presence in Europe and Canada. The Company executed its plans through a series of acquisitions, which are listed below:

         Acquisition of Canadian Distribution Rights. On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor for a total transaction value of approximately $2.1 million. Immucor's wholly owned Canadian subsidiary, Dominion Biologicals, Ltd. ("Dominion"), took over distribution of the entire range of products. Dominion is currently the leader in the market for conventional reagents in Canada. See - Liquidity and Capital Resources.

         Acquisition of Gamma Biologicals, Inc. On October 27, 1998, the Company completed the acquisition of Gamma Biologicals, Inc. ("Gamma") for a total transaction value of approximately $27.8 million (see - Note 3 to the Consolidated Financial Statements). Located in Houston, Texas, Gamma manufactures and distributes a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions in the U.S. and internationally. Gamma was the third largest domestic blood bank serology company before the acquisition. This acquisition significantly strengthened the Company's competitive position in the U.S. market and added to its customer base and product offerings, thereby extending the Company's global marketing reach. Combining Immucor's Automated Product Family and Capture(R) with Gamma's line of monoclonal reagents, red cell products and ReACT-(TM) ("ReACT") products represents a natural fit and creates an enhanced selection of products for our customers worldwide (see - Products).

         Acquisition of French and Belgian Distributor's Rights. On March 15, 1999, the Company acquired its former distributors in France (Immunochim s.a.r.l.) and Belgium (Medichim S.A.), for a combination of cash, Immucor stock options and an incentive earn out, representing a total transaction value of approximately $1.8 million (see - Note 3 to the Consolidated Financial Statements). The Company's direct presence will allow it to take advantage of the large potential for blood bank automation installations in the French market, which the Company believes is the second largest market in Europe.

         Acquisition of the BCA blood bank division assets of Biopool International, Inc. On April 30, 1999 the Company purchased certain assets of the BCA blood bank division of Biopool International, Inc. for approximately $4.5 million (see - Note 3 to the Consolidated Financial Statements). This acquisition added three well-accepted products to the Company's reagent portfolio.

         As a result of the above acquisitions, Immucor became the North American market leader in terms of sales and strengthened its market position worldwide. See - Competition and Marketing and Distribution. The Company financed the acquisitions with cash reserves and the proceeds of a loan from its primary U.S. bank. See- Liquidity and Capital Resources and Note 3 to the Consolidated Financial Statements.

         Since  1992  the  Company  has  worked  with  the  medical   instrument
manufacturer Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to develop an automated, "walk-away", blood bank analyzer called the ABS2000, using Immucor's proprietary Capture(R) technology. In March 1996, the Company filed a 510(k) application with the U.S. Food and Drug Administration (the "FDA") for market clearance. On July 6, 1998, the Company announced that the FDA cleared the ABS2000 for marketing in the U.S. The instrument is designed for patient testing in hospital transfusion laboratories and is the first blood bank system that fully automates blood compatibility tests currently performed manually by blood bank technologists. The Company introduced the ABS2000 in the U.S. market during the second quarter of fiscal 1999.

         In March 1998, Immucor signed an exclusive distribution agreement with IBG Systems Limited ("IBG") headquartered in England whereby Immucor assumed the sale, marketing and service of all current and future IBG products in North America. IBG presently has the only semi-automated microtitration plate reader available for sale in the U.S., which interprets Immucor's proprietary solid phase Capture(R) assays. With this agreement Immucor also obtained the North American distribution rights for blood bank applications of the ROSYS Plato system manufactured by ROSYS Anthos Ag of Switzerland. The system provides medium sized donor centers and large hospital transfusion laboratories with automated liquid and sample handling for processing microtitration plates and also uses Immucor's proprietary solid phase Capture(R) assays. The Company introduced the system in the U.S. and European markets during fiscal 1999. In July 1999 the Company purchased the exclusive distribution rights of the ROSYS Plato from IBG for approximately $250,000 in cash. The Company has entered into a distribution agreement directly with ROSYS Anthos Ag for the distribution of the ROSYS Plato (marketed as ABS Precis in Europe) in North America and Europe.

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

         On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo and will be initially targeted to the European community utilizing the Company's Capture(R) and ReACT technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.


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

         The principal components of blood are plasma (the fluid portion) and cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body, and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor's red blood cells contain antigens that could react with the corresponding antibody in the patient's plasma, the transfusion of the red blood cells may result in the potentially life threatening destruction of the patient's red blood cells.

         Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed manually using procedures which the Company believes can be significantly improved using its instrumentation and solid phase and ReACT testing systems to automate the testing procedures. See Products -- Blood Bank Automation and Solid Phase and Microcolumn Technology.

         The Company believes that the worldwide market for traditional blood bank reagents is approximately $320 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1 billion. Therefore, the introduction of labor-saving products will provide additional growth in the market. The Company believes that its blood bank automation, solid phase and ReACT blood testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products -- Blood Bank Automation and Solid Phase and Microcolumn Technology. The Company anticipates that automation will increase the available market for traditional and automated reagents to $425 million while decreasing the overall cost of blood testing by reducing the labor component by approximately $400 million.

Immucor Strategy

         The Company's strategy is to further strengthen its competitive position in the blood bank testing market by restructuring the market through automation of the transfusion laboratory and to firmly establish Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

         Maximize Instrument Placements. The Company's market research has been unable to find another company that has filed an application for FDA clearance of an automated blood bank device. Management estimates that Immucor should have a two-to-three year window of opportunity to establish itself as the leading blood bank device company in the United States. The Company's strategy is to strengthen its leadership position in the automation of blood bank testing by establishing a large base of installed instruments that future market entrants must overcome. To facilitate instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low-, medium-, and high-volume testing facilities. In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

         Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor's family of blood bank testing systems operates exclusively with the Company's proprietary reagent lines, Capture(R) and ReACT. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per placement is $18,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing consumable usage per placement.

         Develop New and Enhanced Products. Immucor continually seeks to improve existing products and develop new ones to enhance its market share. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato and the DIAS PLUS automated analyzers, all of which operate with Immucor's proprietary solid phase Capture(R) assays. The Company also developed the I-TRAC Plus System, a comprehensive transfusion management system that interfaces with the Company's automated analyzers. In fiscal 2000, Immucor began offering its customers located in Europe online assistance with antibody identification through the website www.ready-id.com, which the Company developed jointly with Sanguin International Limited. The website also provides customers access to continuing education and online consultation services. The Company has launched the service in Europe during fiscal 2000 and is currently awaiting a marketing clearance from the United States Food and Drug Administration to begin marketing the service in the United States.

         Expand Intellectual Property Position. The Company seeks to expand its intellectual property position by entering into strategic alliances, acquiring rights of first refusal on future commercial developments and licensing existing technologies.

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

Monoclonal  (Hybridoma)               Detect and identify ABO and other antigens
   Antibody-based Reagents           on red blood cells.

Technical Proficiency  Systems        Reagent tests used to determine technical
                                      proficiency and provide continuing
                                      education for technical staff.

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

The following table includes additional products not manufactured by the Company but sold by the Company:

Product Group                          Principal Use

Rh(D) Immune  Globulin                 Administered by injection once during and
    (Human)                            once after pregnancy to an Rh negative
                                       woman who delivers an Rh positive infant to prevent hemolytic disease of the newborn.

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

Automated  Microtitration  Plate       Instruments  providing  laboratories
  Processors  and  Liquid   Handlers   automated batch  processing and  positive
                                       sample identification of routine blood
                                       donor tests.

Microtitration                         Plate  Reader  Instrument  that reads and
                                       interprets   test  results  of  Immucor's
                                       proprietary Capture(R) products.

I-TRAC Plus                            Transfusion  management  system used
                                       to verify the correct patient has been selected to receive a blood component before administration.

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

         ROSYS Plato: Microplate Liquid Handler and Sample Processor. The system provides medium sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates and also uses Immucor's proprietary solid phase Capture(R) assays.

         DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories with automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R(R), Capture-CMV(R) and Capture(R)-S products.

         Multireader Plus: Microplate Reader. Semi-automated spectraphotometric microtitration plate reader that reads and interprets test results of Immucor's proprietary Capture(R) products. Together with the ROSYS Plato or the DIAS PLUS, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers, large hospital transfusion laboratories and large reference laboratories.

         I-TRAC Plus: I-TRAC Plus is a comprehensive transfusion management system that documents and verifies information electronically, giving health care professionals the tools to ensure that the right blood is administered to the right patient. In an environment that demands accuracy, Immucor recognized the need for a system that could verify information and catch potential mistakes before they are made. In response to this need the Company developed the I-TRAC Plus system, which provides a closed-loop process of information management. This electronic tracking system incorporates portable data terminals, automated blood banking systems, and lab information management. The system identifies each patient using barcoded wristbands, and uniquely identifies each specimen drawn from a patient using barcoded labels produced at the bedside. I-TRAC Plus verifies the correct patient has been selected to receive a blood component before administration, and prints a transfusion report at the bedside.

         Laboratory Equipment. Immucor also distributes laboratory equipment designed to automate certain blood testing procedures and used in conjunction with the Company's Capture(R) and ReACT products.

         Microvolume Fluorimetry. Microvolume fluorimetry is a laser-based imaging system, which detects fluorescently-tagged cells held in stasis in a defined volume, enabling an automated cellular assay delivery system.

Proprietary Technology

         Under current agglutination blood testing techniques, the technologist mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens.
However, when the mixture remains in a fluid state, it is sometimes difficult for the technologist to determine whether a positive reaction has occurred.

         Because of the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated technologists. Depending on the technical proficiency of the person performing the test, the process can take from 30 minutes to one hour, and if the test results are ambiguous the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing. Based on industry sources, the Company believes that labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes that its solid phase and ReACT blood testing systems improve test results and reduce the time necessary to perform certain blood testing procedures related to the transfusion of blood and blood components.

         Solid Phase Technology. In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P(R), Capture-R(R), Capture-CMV(R), Capture(R)-S and the Company's ongoing research, the Company believes that solid phase test results, in batch test mode, can generally be obtained in substantially less time than by existing techniques.

         Immucor has obtained FDA clearance for sale of four test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P(R); a Red Cell Antibody Detection System, Capture-R(R); and two Infectious Disease Tests, Capture-CMV(R) and Capture(R)-S. In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.


         Microcolumn Technology (ReACT-(TM)- Test System). Gamma Biologicals, Inc., the Company's wholly owned subsidiary, developed a patented microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Immucor compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT (Red Cell Adherence Technology) was chosen as a commercial trade name for the product line. The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. In September 1997, Gamma received FDA clearance to market the first ReACT products for antibody detection and identification in the United States. Since the purchase of Gamma in October 1998, the Company has modified the marketing strategy for ReACT and has re-launched the product both internationally and domestically. See "Item 3. - Legal Proceedings" regarding a claim of patent infringement against the Company.

Products Under Development

         Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons whose specific duties are improving existing products and developing new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation, microcolumn and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2000, 1999 and 1998, the Company spent $2,002,600, $1,293,600 and $970,900, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers. For the eight-year period ending May 31, 2000 the Company has invested $5.9 million in instrument research and development principally under research contracts with Bio-Tek, Stratec and DYNEX.

         Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

         Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., combining Immucor's reagent manufacturing expertise with Bio-Tek's medical instrumentation expertise to develop an automated, "walk-away", blood bank analyzer, the ABS2000. Bio-Tek has been responsible for engineering, software development and manufacturing. The Company announced clearance to market the ABS2000 in the U.S. from the FDA on July 6, 1998 and continues to develop system software/hardware upgrades to add additional tests to its menu, increase ease of use, improve throughput and add stat testing capabilities. Second generation ABS2000 software is currently under review by the FDA. Since the close of the fiscal year, isolated performance issues have been experienced by certain ABS2000 installations. The Company has issued a safety notification requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. We believe we have identified the factors which caused the performance issues and are in the process of submitting this information to the FDA. If the FDA concurs, we will suspend our safety notification and expect that our customers may again use the ABS2000 without separate verification. We cannot predict how long it will take to resolve these issues with the FDA. See also, Management's Discussion and Analysis--Liquidity and Capital Resources.

         The Company is working with ROSYS Anthos AG of Switzerland to automate Immucor's microcolumn applications on the ROSYS Plato, known as the ABS Precis in Europe. The Company expects this application to be ready for European market introduction during fiscal 2000. See Note 12.

         On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop an fully automated analyzer known as the Galileo which will be initially targeted to the European community utilizing the Company's Capture(R) and ReACT technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.


         Antibody Identification Website. During fiscal 1999 the Company, together with Sanguin International Limited, headquartered in England, began to develop the industry's first dedicated Internet website for online assistance with the identification of unexpected red cell antibodies, called www.ready-id.com. Additionally, www.ready-id.com will provide customers access to continuing education, guidance on serological techniques, industry related topic searches and online consultation services. The Company believes that the demand for this service will increase in the future as more customers acquire automated test systems and the number of laboratory workers with a high level of technical knowledge in the blood bank industry begins to decline. The Company has launched the service in Europe during fiscal 2000 and is currently awaiting a marketing clearance from the United States Food and Drug Administration to begin marketing the service in the United States.

         Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented solid phase technology. Currently, the Company is developing a screening test for the detection of weak D antigens on donor red cells.

         Additional Microcolumn Applications. Products to be used for red cell antigen typing in the ReACT-(TM)-Test System are currently under development.

         Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens, and for use in its solid phase test systems. Monoclonal antibodies are highly specific, a trait which allows them to detect and identify antigens with greater efficiency than other reagents. Product quality and consistency is maintained from production lot to production lot. The Company continues to pursue the development of such antibodies principally through Gamma and Dominion, the Company's Canadian subsidiary.

Marketing and Distribution

         Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no one customer purchases in excess of 5% of the Company's current annual sales volume. The Company believes there is little seasonality to its sales activity and there is no material backlog of orders.

         During fiscal 1999, the Company increased its market share through the successful implementation of its acquisition strategy (see Item 1. Business). The Company believes it is now the market leader in North America. In addition, the Company seeks to continue to increase its worldwide market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its blood bank automation strategy, solid phase and ReACT technologies.

         The Company markets and sells its products to its customers directly through 125 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, France, Belgium and the Netherlands. In addition, the Company utilizes 16 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. To effect the smooth transition to a systems company, the Company conducted extensive capital sales training of its existing sales force and added specialized capital sales representatives to the organization. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which was significantly strengthened with the acquisition of Gamma in October 1998. The Consultation Laboratory assists the Company's customers in identifying certain blood group antibodies that are rare or difficult to detect. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

         The  Company  also  markets  its   products   internationally   through
distributors located throughout the world. For the fiscal years ended May 31, 2000, 1999 and 1998, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $35,147,000, $30,241,000, $24,101,000, respectively. These sales accounted for approximately 46%, 51%, and 61% of the Company's total net sales for the respective fiscal years. See Note 13 to the Consolidated Financial Statements. Most of the Company's foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. Please refer to Note 14 to our audited financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which we do business

Suppliers

         The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier except for certain manufacturers of instrumentation, including Lionheart Technologies Inc. for the ABS2000, Dynex Technologies Inc. for the DIAS Plus, and ROSYS Anthos AG for the ROSYS Plato (see Note 12 to the Consolidated Financial Statements), and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

         Certain of the Company's products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that a sufficient supply of such blood will always be available to the Company.

Regulation of Business

         The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with various federal and state statutes, rules and regulations that generally include licensing, product testing, facilities compliance, product labeling, and consumer disclosure (see Industry). An FDA license is issued for an indefinite period of time, subject to the FDA's right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company's products must be submitted to and approved by the FDA prior to its sale or distribution. The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982 to the Company and U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971 to Gamma Biologicals, Inc.

         On March 9, 2000 Dominion Biologicals Limited received a letter from the FDA detailing deficiencies found in the most recent inspection and providing notice that unless the company demonstrated or achieved compliance with applicable regulations the FDA would begin action to revoke the Establishment License. In reviewing the cost of bringing the facility to current standard and in view that the licensed product generated less than $200,000 in annual revenues the company, on March 20, 2000 voluntarily surrendered its U.S. Government Establishment License No. 1151 granted by the FDA in May 1992. On June 20, 2000 the FDA revoked said license.

         On April 13, 2000 Gamma Biologicals, Inc received a letter from the FDA detailing deficiencies found in the most recent inspection and providing notice that unless the company demonstrated or achieved compliance with applicable regulations the FDA would begin action to revoke the Establishment License. The Company responded to the FDA on May 15, 2000 with a detailed plan to bring the Houston facility to current standard. The FDA advised the Company, on July 14, 2000 that its proposed corrective action plan was satisfactory.

         In addition to its facilities license, the Company holds several product licenses to manufacture blood grouping reagents. To obtain a product license, the Company must submit the product manufacturing methods to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses will be obtained by the Company.

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

         Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City ("Blood Center") pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2000, 1999 and 1998 the Company paid the Blood Center royalties of approximately $409,300, $411,100, and $389,900 under this agreement. (See - Note
11)

         In May 1994, Gamma applied for United States and international patents covering a new antigen/antibody detection procedure using an affinity adherence technology (see Products). The U.S. patent was issued in September 1997. Gamma obtained non-exclusive rights to sell products utilizing the technology, called ReACT, in certain European countries by entering into a license agreement with Pasteur Sanofi Diagnostics ("Sanofi"), a company with headquarters in France. Under the terms of the agreement the Company will pay Sanofi royalties equal to 12% of the net sales from the ReACT products in six countries in Europe. The agreement expires on the expiration of the patent of the technology. To date the Company has made no significant payments to Sanofi as the product is in the initial stages of its market launch. However, the Company expects royalty payments to increase significantly as sales of the product increase in fiscal 2001. In addition Gamma has five royalty agreements on various reagent products with royalties being paid at rates between 2% and 5%. During fiscal 2000 approximately $90,900 was paid under these royalty agreements. See- Products-ReACT-TM- Test System and Item 3. - Legal Proceedings, regarding a claim of patent infringement by the Company. An additional patent application has been submitted covering the ReACT technology.

         Through its development activities involving its solid phase and ReACT technology, the Company has acquired expertise in such technology that it considers trade secrets. While the Company will continue to seek patent protection for its solid phase and ReACT technology and new applications thereof, the Company believes that its acquired expertise and know-how, including the above mentioned trade secrets, will provide more important protection from competition.

         The Company has registered the trademark "Immucor" and several product names, such as "ABS2000", "ImmuAdd", "Capture(R)", "Capture-P(R)", "MCP", "Capture-R(R)", "Ready-Screen", "Ready-ID", "Capture-CMV(R)" and "I-TRAC Plus". Dominion Biologicals, Limited has registered the trademark "NOVACLONE". Gamma Biologicals, Inc. has registered the trademark "Gamma" and several product names including "ReACT", "RQC", "ELU-Kit", "Quin", "EGA-Kit", "RiSE", "Tech-Chek", and "SegmentSampler".

         Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but plans to continue production of only one of the products with the registered trademark "RESt".

Competition

         With the Company's fiscal 1999 purchases of Gamma and the assets of the BCA blood bank division of Biopool International, Inc., the Company believes that Ortho-Clinical Diagnostics, a Johnson & Johnson company, is now its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999.

          Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. Both of these companies have been established longer and may have greater financial and other resources than the Company; Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as blood bank automation, the Company's Capture(R) and ReACT products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

Employees

         At July 31, 2000, the Company and its subsidiaries had a total of 424 employees.

         At July 31, 2000, the Company had 283 full time employees in the U.S., of whom 59 were in sales and marketing, 195 were in manufacturing, research and distribution, and 29 were in administration.

         At July 31, 2000, in Germany, Portugal, Italy, Spain, Canada, France, Belgium, and the Netherlands, the Company had 141 full-time employees, of whom 66 were in sales and marketing, 47 were in research, distribution and administration and 28 were in manufacturing.

         The Company has experienced a low turnover rate among its technical and sales staff and none of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Item 2.--Properties.

         The Company leases approximately 81,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2000 were $560,500. The term of the lease is for a six-year period ending August 2005 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing and shipping. The land and building are subject to a first lien mortgage.

         In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2000 totaled $172,100. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 2000 totaled $79,700 for 850 square meters. The Company has four separate lease agreements for the facility in Italy with terms expiring in April 2000, October 2000, September 2002 and October 2003, respectively. In Portugal, the Company leases 120 square meters of office space and rent expense for the fiscal year ended May 31, 2000 was $12,500. In Spain, the Company leases 165 square meters of office space and rent expense for the fiscal year ended May 31, 2000 was $23,400. In the Netherlands, the Company leases 232 square meters of office and warehouse space near Amsterdam. Rent expense for the fiscal year ended May 31, 2000 totaled $21,300. In France, the Company leases 60 square meters and the term of the lease is through October 2007. Rent expense for the fiscal year ended May 31, 2000 totaled $36,500. In Belgium, the Company owns land and a 575 square meter building subject to a first lien mortgage. In Canada, the Company owns the facility. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

Item 3.--Legal Proceedings.

         When the Company acquired Gamma in October 1998, Gamma was a party to existing legal proceedings. On May 12, 1998, Gamma received notice that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notice that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against the Company and Gamma for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System (See - Products - ReACT-TM- Test System") infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the foundation on January 26, 1999. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma and Immucor, an award of treble damages, with interest and costs and reasonable attorney's fees. The Company filed, on May 9, 2000, a motion for summary judgement based on the belief that said patent was not timely filed. Management believes that the ReACT technology does not infringe any claims made in either of the Foundation's patents; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome.

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


                                                High                  Low
                                          ----------------     ----------------

Period June 1 through July 31, 2000           $ 8.313              $ 3.625


Fiscal Year Ended May 31, 2000
First Quarter                                 $18.875              $11.500
Second Quarter                                 16.875               11.000
Third Quarter                                  15.313               11.250
Fourth Quarter                                 15.000                7.500


Fiscal Year Ended May 31, 1999
First Quarter                                 $11.188             $  8.000
Second Quarter                                 10.250                7.375
Third Quarter                                  10.000                7.750
Fourth Quarter                                 14.375                7.750


         As of July 31, 2000, there were 387 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $4.250.

         Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.--Consolidated Selected Financial Data.

            (All amounts are in thousands, except per share amounts)

                                                                          Year Ended May 31,
                                             ---------------------------------------------------------------------------------
                                                  2000          1999 (2)           1998           1997 (1)          1996
                                             ---------------  --------------   --------------  ---------------  --------------


Statement of Income Data:
Net sales                                         $76,541          $59,525          $39,790         $35,653          $30,964
Cost of sales                                      36,408           27,551           18,168          15,055           12,005
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Gross profit                                       40,133           31,974           21,622          20,598           18,959
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------
Operating expenses:
Research and development                            2,003            1,294              971             907              998
Selling, general, and administrative               30,771           23,812           16,918          16,647           14,318
Merger-related expenses                                 -              559                -               -                -
                                             ---------------  --------------   --------------  ---------------  --------------

Total operating expenses                           32,774           25,665           17,889          17,554           15,316
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Income from operations                              7,359            6,309            3,733           3,044            3,643
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Other:
Interest income                                        31              313              789             848              868
Interest expense                                   (2,911)          (1,416)            (616)           (486)            (388)
Other                                                 231              202              (27)           (264)              53
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Total other                                        (2,649)            (901)             146              98              533
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Income before income taxes                          4,710            5,408            3,879           3,142            4,176
Income taxes                                        1,898            1,847            1,810           1,302            1,403
                                             ---------------  --------------   --------------  ---------------  --------------
                                             ---------------  --------------   --------------  ---------------  --------------

Net income                                         $2,812         $  3,561         $  2,069        $  1,840         $  2,773
                                             ===============  ==============   ==============  ===============  ==============
                                             ===============  ==============   ==============  ===============  ==============

Earnings per share:

     Basic                                        $   .36        $   .47            $ .26          $   .23           $  .35

                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                      $     .33        $  .45           $ .25          $ .22             $  .32

                                             ===============  ==============   ==============  ===============  ==============
                                             ===============  ==============   ==============  ===============  ==============

Weighted average shares outstanding

     Basic                                          7,713            7,646            8,095           8,066            7,867
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        8,520            7,959            8,443           8,535            8,653
                                             ===============  ==============   ==============  ===============  ==============
                                             ===============  ==============   ==============  ===============  ==============

Balance Sheet Data:
Working capital                                 $  21,868        $  21,141        $  32,948       $  31,868        $  32,524
Total assets                                      102,775           99,734           57,544          57,726           47,207
Long-term debt, less current portion               34,815           31,548            8,912          10,666            3,909
Retained earnings                                  28,311           25,499           21,938          19,869           18,029
Shareholders' equity                               40,919           40,053           42,433          41,221           39,345





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

 (a)     Liquidity and Capital Resources

         Net cash provided by operating activities totaled $6,024,100, $5,985,100, and $3,783,000 for the fiscal years 2000, 1999 and 1998, respectively. As of May 31, 2000, the Company's cash and cash equivalents balance totaled $3.5 million.

         During fiscal 2000, the Company experienced an increase in trade accounts receivable of $152,000 over the previous year principally due to higher sales levels in the U.S. and Europe. Accounts receivable from a former officer and director decreased $141,000 primarily as a result of this former director repaying loans payable to the Company. See Note 6 to the Consolidated Financial Statements and Item 13 - Certain Relationships and Related Transactions.

         Since the close of the fiscal year, isolated performance issues have been experienced with certain ABS2000 installations. The Company has issued a safety notification requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors which caused the performance issues and is in the process of submitting this information to the FDA. If the FDA concurs, the Company will suspend the safety notification and expects that customers may again use the ABS2000 without separate verification. The Company cannot predict how long it will take to resolve these issues with the FDA. These performance issues may result in delays in customers accepting instruments, and may affect sales of reagents used in the instruments, and both of these factors may adversely impact sales and earnings. In addition, the Company may receive requests for refunds on machines already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues, although it has not yet received any such requests. A private label leasing company that finances our customers' purchases of ABS2000 machines has advised the Company that it is not willing to provide financing for additional sales of this machine until the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA.

         In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2000 and 1999, the Company repurchased 415,500 and 822,800 shares of its common stock for approximately $3.5 and $7.4 million, respectively. The Company intends to repurchase additional shares as working capital permits.

         On September 1, 1998 the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor for a total transaction value of approximately $2 million.

         On October 27, 1998, the Company acquired Gamma Biologicals, Inc. for a cash tender offer of $5.40 per share and certain transaction costs for a total value of $27,859,500. In addition, as of May 31, 2000, the Company has made severance payments related to the acquisition in the amount of $2,473,000.

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

         In connection with the acquisition of Gamma in October 1998, and the subsequent acquisitions of Medichim S.A., Immunochim s.a.r.l., and the BCA division assets of Biopool International, Inc., the Company obtained an acquisition term note of $20,000,000 maturing in December 2005, an additional term loan of $4,500,000 maturing in March 2004, and a line of credit of $2,000,000 maturing in October 2001. On November 4, 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts the acquisition term loan's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings, other than the interest rate swap notional amount, bear interest rates at LIBOR plus additional percentage points based on certain calculations. The interest rates have ranged from 6% to 8% on the Company borrowings. At May 31, 2000, the outstanding balance of the acquisition term note was $18,125,000, the additional term loan was $4,250,000 and the line of credit was $5,000,000. The fair value of the interest rate swap agreement of $768,000 at May 31, 2000 is not recognized in the financial statements.

         In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 long-term revolving line of credit facility with the Company's primary U.S. bank maturing December 2001 and bearing interest at LIBOR plus .4375%. At the same time, the Company entered into an interest rate swap agreement with a notional amount of $2,374,600 also maturing December 2001. This transaction effectively converts the revolving line of credit's floating rate to a fixed rate on the principal balance of $2,374,600. The interest rate on the remaining principal of $678,400 is adjusted every 90 days. The balance of the acquisition of Dominion was financed from the issuance to Dominion's former shareholders of subordinated promissory notes totaling $3,894,800 due December 1999 and from the issuance of warrants (see
Note 4 to the Consolidated Financial Statements). On December 17, 1999 the Company entered into an additional term loan of $3,884,800 ($5,741,000 CDN$) to retire the Canadian subordinated promissory notes. Principal and interest payments are due quarterly commencing March 1, 2000 and continuing through September 1, 2002. During fiscal 2000 the Company repaid $69,000 under the long-term revolving line of credit facility leaving a remaining principal balance at May 31, 2000 of $3,053,500.

         In March 1995, the Company refinanced its remaining Deutsche Mark debt with the proceeds of a note payable, and entered into an interest rate swap agreement with a U.S. bank (see Note 4 to the Consolidated Financial Statements). The note, which initially matured September 1998, has been extended to September 2000 while the interest rate swap agreement expired September 1998. At May 31, 2000, the outstanding balance of the note payable was $719,200. During fiscal 2000 and 1999, the Company repaid $0 and $603,500, respectively.

         The Company's Italian and Spanish subsidiaries had approximately $1,683,000 in borrowings under lines of credit as of May 31, 2000 with an additional $916,380 available.

         On August 11, 1999, the Company signed an amendment to its lease for the expansion of the facilities in the U.S. that provided an additional 13,500 square feet of office and warehouse space. In fiscal 2000, the Company spent approximately $250,000 related to the expansion. During fiscal 1999, the Company spent approximately $750,000 to complete the expansion into an additional 6,000 square feet of laboratory, training facilities and office space and renovate its Norcross manufacturing facility. Also, during fiscal 1999 and 2000 the Company entered into capital leases related to the purchase and implementation of an enterprise-wide software system with a cost of $1,324,000 (see Note 5 to the Consolidated Financial Statements).

         On April 20, 2000 the Company entered into an additional term loan of $5,000,000 to finance the repurchase of common stock. Principal and interest payments are due quarterly commencing September 1, 2001 and continuing through June 1, 2006. The principal balance as of May 31, 2000 was $3,200,000.

         Management believes that the Company's current cash and cash equivalents balance, internally generated funds, and amounts available under lines of credit should be more than sufficient to support operations, planned product introduction and continued improvement and development of products during the next 12 months. Management also believes additional credit lines would be available should the need arise for capital improvements, acquisitions or other corporate purposes.

(b)      Results of Operations

Comparison of Years Ended May 31, 2000  and May 31, 1999

Net Sales

         Net sales realized a 29% increase from $59,525,000 in fiscal 1999 to $76,541,000 in fiscal 2000. Net sales from the operations of companies acquired during fiscal 1999 accounted for $10,091,000, or 59%, of the sales increase ($8,041,000 from Gamma, and $2,051,000 from Medichim, Immunochim, and BCA). (See Liquidity and Capital Resources). Gamma product sales, on a proforma basis, realized a 9% increase, or $1,300,000. Blood bank automation products and reagent products used with automation had a 61% increase of approximately $4,000,000 reinforcing the Company's strategy to differentiate itself in the marketplace via instrumentation. The remaining increase in sales of approximately $13,000,000 in traditional reagents represents a 25% increase over fiscal 1999. The Company's European operations increased sales by $2,926,000, of which $1,581,000 was a result of the Company's acquisitions. Revenues of the Company's European affiliates were adversely affected by the strength of the US Dollar versus the Euro which caused a decrease in reported sales of approximately $2,400,000.

Gross profit

         As a percent of sales revenue, the gross profit margin decreased from 54% to 52%. The decrease was related to the $6,400,000 increase in sales of instruments and the $10,091,000 sales increase related to fiscal 1999 acquisitions. Such sales carry lower gross margins than sales of other proprietary products marketed by the Company. Additionally, the strength of the US Dollar versus the Euro reduced European Gross margins by approximately $1,102,400.

Operating expenses

         When compared to the prior year, research and development costs increased $709,000. This increase is due to development work the company has undertaken with Stratec Biomedical Systems AG to develop a fully automated instrument designed to allow the Company to effectively compete in the European market.

         Selling and marketing expenses for the year increased $1,779,000 as compared to last fiscal year. Part of the increase was due to fiscal 1999 acquisitions, with Medichim and Immunochim accounting for $534,000. The remainder of the increase is primarily due to higher payroll expense for additional personnel required for the Company's instrumentation strategy, the reorganization of the marketing organization of the German affiliate and increased expenses for the expansion of the Company's Spanish operations.

         Distribution expenses increased $2,318,000 when compared to last fiscal year of which Gamma accounts for $1,047,000, and Medichim and Immunochim account for $213,000. The remaining increase relates to increased shipping activity.

          General and administrative expenses increased $2,073,000 over the previous year, with additional personnel expenses to support the growth of the Company through acquisitions and implementation of the new enterprise wide resource planning (ERP) system to give management more timely and extensive information on sales and operations. The Company also experienced increases in operating costs such as rent, utilities and depreciation in connection with the Company's expansion at its U.S. headquarters.

Amortization Expense

         Amortization   expense   increased   $788,000  due  to  the   Company's
acquisition of Gamma, BCA, Medichim, Immunochim, and the Canadian distribution rights during fiscal 1999.

Interest Income

         Interest income decreased $282,000 for the year due to lower cash balances as compared to last year caused by the fiscal 1999 acquisitions of Gamma, Medichim and Immunochim, and BCA which were partially funded with the Company's cash. (See Liquidity and Capital Resources).

Interest Expense

         Interest expense increased from $1,416,000 in fiscal 1999 to $2,911,000 in fiscal 2000 as a result of financing the acquisitions of Gamma, Medichim and Immunochim, and BCA. (See Liquidity and Capital Resources).

Other income(expense)

         The increase in other income of $29,000 as compared to last year was caused by reduced foreign currency transaction losses recorded in Europe.

Income Taxes

         As a percent of pretax income, the provision for income taxes increased in fiscal 2000 from 34% to 40%. The increase is the result of minimum tax charges in Europe. These minimums became relevant during the year as the strength of the US Dollar compared to the Euro caused local operating profits to decline.

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

         Selling and marketing expenses for the year increased $3,357,000 as compared to the prior fiscal year. Part of the increase was due to acquisitions:
Gamma had $1,391,000 and Medichim and Immunochim had $152,000. The remainder of the increase is primarily due to the effect of higher payroll expense due to additional personnel required for the Company's instrumentation strategy, increased expenses for the launch of the ABS2000, and expansion of the Company's Spanish operations.

         Distribution expenses increased $1,285,000 when compared to fiscal 1998 of which Gamma accounts for $741,000. The remaining increase related to increased shipping activity.

         General and administrative expenses increased $1,750,000 over the previous year, with additional expenses of $674,000 resulting from the purchase of Gamma and the remainder due to higher expenses as the Company expanded operations worldwide.

         Merger-related expenses were one-time expenses related to the Gamma and BCA acquisitions.

Amortization Expense

         Amortization   expense   increased   $503,000  due  to  the   Company's
acquisition of Gamma, BCA, Medichim, Immunochim, and the Canadian distribution rights.

Interest Income

         Interest income decreased $476,000 for the year due to lower cash balances as compared to fiscal 1998 caused by the Company's stock repurchases and acquisitions of Gamma, Medichim and Immunochim, and BCA which were partially funded by the use of the Company's cash. (See Liquidity and Capital Resources).

Interest Expense

         Interest expense increased from $616,000 in fiscal 1998 to $1,416,000 in fiscal 1999 as a result of the financing of the acquisitions of Gamma, Medichim and Immunochim, and BCA. The increase was partially offset by the Company reducing its outstanding principal loan balance in Germany and Canada. (See Liquidity and Capital Resources).

Other income (expense)

         The increase in other income of $229,000 as compared to fiscal 1998 was caused by reduced foreign currency transaction losses recorded in Europe.

Income Taxes

         As a percent of pretax income, the provision for income taxes decreased in fiscal 1999 from 47% to 34%. Lower taxes were provided in Germany as compared to the prior year as a result of the Company's ongoing implementation of tax planning strategies. Additionally, the Company reduced its deferred tax valuation allowance due to the increased viability of anticipated future taxable income in Italy combined with certain tax planning strategies.

(c)      Impact of Year 2000

         The Company and its subsidiaries have not experienced any material problems with network infrastructure, software, hardware or computer systems due to the inability to recognize appropriate dates related to the year 2000. The Company and its subsidiaries do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.

(d) Impact of Recently Issued Accounting Standards

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

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summaries the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The company is evaluating SAB 101 and the effect it will have on the financial statements and its current revenue recognition policy. At this time, it is not possible to estimate the impact of this change.

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

Item 7A.--Quantitative and Qualitative Disclosures About Market Risk

         Market Risk. The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates which could adversely impact its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes.

         Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. The Company has entered into interest rate swaps to effectively convert a portion of variable rate bank debt into fixed rates. At May 31, 2000 and May 31, 1999, the Company had an interest rate swap agreement in the Company's functional currency, maturing in 2005 with an aggregate notional principal amount of $15 million. At May 31, 2000 and May 31, 1999, the Company had an interest rate swap agreement in Canadian dollars, maturing in 2001 with an aggregate notional principal amount of $2.4 million. The fair value of the interest rate swap agreements represent the estimated receipts or payments that would be made to terminate the agreements. At May 31, 2000 and May 31, 1999, the Company would have received $767,700 and $328,000, respectively, to terminate the agreement in the Company's functional currency. At May 31, 2000 and May 31, 1999, the Company would have received $600 and $278,500, respectively, to terminate the Canadian dollars agreement. See - Note 4 to the Company's Consolidated Financial Statements.

         Foreign Currency. Operating income generated outside the United States was 44% in 2000, 54% in 1999 and 79% in 1998. Fluctuations in foreign exchange rates could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. It has not been the Company's practice to actively hedge its foreign subsidiaries' assets or liabilities denominated in local currency except for the occasional purchase of forward exchange contracts. Most of the foreign currency exposures are managed locally by the Company's foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2000, 1999, and 1998 the Company recorded foreign currency transaction gains (losses) of approximately $152,000, $202,000, and $(27,400), respectively.

Item 8.--Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company are included under this item:

     -Report of Independent Auditors

     -Consolidated Balance Sheets, May 31, 2000 and 1999

     -Consolidated Statements of Income for the Years Ended May 31, 2000, 1999 and 1998

     -Consolidated Statements of Shareholders' Equity for the Years Ended May 31, 2000, 1999 and 1998

     -Consolidated Statements of Cash Flows for the Years Ended May 31, 2000, 1999 and 1998

     -Notes to Consolidated Financial Statements

     -Consolidated Financial Statement Schedule

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Immucor, Inc.:

We have audited the accompanying consolidated balance sheets of Immucor, Inc. as of May 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
August   22,  2000,  except  for  paragraph  8
     of Note 4 as to which the date is
     August 29, 2000

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                                        May 31,

                                                                                       ------------------------------------------
                                                                                                 2000                    1999

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 3,505,926           $ 2,793,592
   Accounts receivable, trade (less allowance for doubtful accounts of
     $1,164,582 in 2000 and $804,470 in 1999)                                                   21,726,062            21,573,846
   Accounts receivable from former officer and director                                                  -               140,946
   Inventories                                                                                  16,813,239            16,065,190
   Income taxes receivable                                                                         752,470               553,451
   Deferred income taxes                                                                           902,409               907,530
   Prepaid expenses and other                                                                    1,321,363             1,587,817
                                                                                       --------------------  --------------------
                                                                                       --------------------  --------------------

     Total current assets                                                                       45,021,469            43,622,372

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,475,882            15,697,328

DEFERRED INCOME TAXES                                                                            1,120,238             1,108,279

OTHER ASSETS - Net                                                                               2,251,293             2,363,243

DEFERRED LICENSING COSTS - Net                                                                   2,044,850             2,307,837

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          33,861,147            33,634,458
                                                                                       --------------------  --------------------
                                                                                       --------------------  --------------------

                                                                                              $102,774,879          $ 99,733,517
                                                                                       ====================  ====================
                                                                                       ====================  ====================























See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(continued)



                                                                                                        May 31,
                                                                                       -------------------------------------------
                                                                                                     2000                  1999

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                      $    2,952,307         $    1,619,312
   Current portion of long-term debt                                                            4,277,598              5,000,062
   Note payable to related party                                                                        -              1,637,495
   Current portion of capital lease obligations                                                   618,240                194,476
   Accounts payable                                                                             9,442,977             10,039,489
   Income taxes payable                                                                            74,715                 27,739
   Accrued salaries and wages                                                                   1,346,874              1,125,216
   Deferred income taxes                                                                          164,243                118,280
   Other accrued liabilities                                                                    4,276,554              2,719,496
                                                                                       ---------------------  --------------------

     Total current liabilities                                                                 23,153,508             22,481,565

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                 8,006,213              8,052,917
LONG-TERM DEBT                                                                                 25,144,272             22,694,938
CAPITAL LEASE OBLIGATIONS                                                                       1,664,165                800,117

DEFERRED INCOME TAXES                                                                           3,062,331              3,024,550

OTHER LIABILITIES                                                                                 825,592              2,626,763

SHAREHOLDERS' EQUITY:
   Common stock - authorized 30,000,000 shares, $.10 par value; issued and                        746,212
     outstanding 7,462,118 in 2000 and 7,488,411 in 1999                                                                 748,841
   Additional paid-in capital                                                                  16,848,804             16,945,885
   Retained earnings                                                                           28,310,741             25,498,721
   Accumulated other comprehensive loss                                                        (4,986,959)            (3,140,780)
                                                                                       ---------------------  --------------------
                                                                                       ---------------------  --------------------

     Total shareholders' equity                                                                40,918,798             40,052,667
                                                                                       ---------------------  --------------------
                                                                                                              --------------------

                                                                                           $  102,774,879         $   99,733,517
                                                                                       =====================  ====================
















See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



                                                                                        Year Ended May 31,
                                                                 -----------------------------------------------------------------
                                                                        2000                  1999                   1998


NET SALES                                                              $ 76,540,476          $ 59,524,539          $ 39,790,434

COST OF SALES                                                            36,407,764            27,550,548            18,167,840
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------

GROSS PROFIT                                                             40,132,712            31,973,991            21,622,594

OPERATING EXPENSES:
   Research and development                                               2,002,597             1,293,576               970,924
   Selling and marketing                                                 12,391,837            10,612,516             7,255,579
   Distribution                                                           5,966,178             3,648,456             2,363,293
   General and administrative                                            10,533,826             8,460,525             6,710,838
   Merger-related expenses                                                        -               558,973                     -
   Amortization expense                                                   1,879,049             1,091,278               588,555
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------
                                                                         32,773,487            25,665,324            17,889,189
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------

INCOME FROM OPERATIONS                                                    7,359,225             6,308,667             3,733,405

OTHER:
   Interest income                                                           30,801               313,219               788,870
   Interest expense                                                      (2,911,029)           (1,416,179)             (615,705)
   Other, net                                                               230,658               202,093               (27,381)
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------
                                                                         (2,649,570)             (900,867)              145,784
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------

INCOME BEFORE INCOME TAXES                                                4,709,655             5,407,800             3,879,189

INCOME TAXES                                                              1,897,635             1,846,776             1,810,416
                                                                 --------------------  --------------------  ---------------------
                                                                 --------------------  --------------------  ---------------------

NET INCOME                                                             $  2,812,020          $  3,561,024          $  2,068,773
                                                                 ====================  ====================  =====================
                                                                 ====================  ====================  =====================

INCOME PER SHARE

    Basic                                                                 $  .36            $    .47                 $    .26
                                                                 ====================  ====================  =====================

    Diluted                                                               $  .33            $    .45                 $    .25
                                                                 ===================   ====================  =====================
















See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                       Additional                        Other              Total
                                                Common Stock             Paid-In        Retained      Comprehensive    Shareholders'
                                        --------------------------
                                           Shares          Amount        Capital        Earnings           Loss            Equity
                                        -----------   -------------   --------------  -------------   --------------  --------------
                                        -----------   -------------   --------------  -------------   --------------  --------------

BALANCE, JUNE 1, 1997                    8,078,737      $  807,873     $ 22,502,930     $19,868,924      $(1,958,859)   $41,220,868


Exercise of stock options                  119,774          11,978          602,419             -                  -        614,397
Tax benefits related to stock options                                       177,551             -                  -        177,551
Exchange of stock for cancellation of
   non-compete agreement                   (16,500)         (1,650)        (336,369)            -                  -       (338,019)
Stock repurchase                          (103,200)        (10,320)        (867,063)            -                  -       (877,383)
Comprehensive income:
   Foreign currency translation
     adjustment                                   -               -               -                         (433,637)      (433,637)
   Net income                                     -               -               -      2,068,773                 -      2,068,773
                                        -----------   ----  -------   -------------   -------------   ---------------  -------------

Total comprehensive income                        -               -               -      2,068,773           (433,637)    1,635,136
                                        ------------   ------------   --------------  -------------   ----------------  ------------

BALANCE, MAY 31, 1998                      8,078,811        807,881       22,079,468    21,937,697         (2,392,496)   42,432,550

Exercise of stock options and warrants       232,400         23,240        1,661,232             -                  -     1,684,472
Tax benefits related to stock options                                        188,855             -                  -       188,855
Issuance of warrants                                                         310,000             -                  -       310,000
Stock repurchase                            (822,800)        (82,280)     (7,293,670)            -                  -    (7,375,950)
Comprehensive income:
   Foreign currency translation
     adjustment                                   -               -               -              -           (748,284)     (748,284)
   Net income                                     -               -               -      3,561,024                 -      3,561,024
                                        -------------   -------------   ------------  -------------   ---------------  -------------
Total comprehensive income                         -               -                -    3,561,024           (748,284)    2,812,740
                                        -------------   -------------   --------------  -------------   ------------   ------------

BALANCE, MAY 31, 1999                      7,488,411          748,841    16,945,885     25,498,721         (3,140,780)   40,052,667


Exercise of stock options and warrants       389,207          38,921      2,947,602               -                -
                                                                                                           2,986,523
Tax benefits related to stock options                                                             -                -
                                                                            377,375                                         377,375
Stock repurchase                            (415,500)        (41,550)                             -                -
                                                                         (3,422,058)                                     (3,463,608)
Comprehensive income:
   Foreign currency translation
     adjustment                                    -               -              -               -       (1,846,179)    (1,846,179)
   Net income                                      -               -              -       2,812,020                -
                                                                                                                          2,812,020
                                        -----------   -----------     --------------   ------------   -------------  ---------------
Total comprehensive income                         -               -              -       2,812,020      (1,846,179)        965,841

                                        -------------   -------------   ------------  ------------   --------------  ---------------


BALANCE, MAY 31, 2000                      7,462,118    $   746,212      $16,848,804    $28,310,741     $(4,986,959)     $40,918,798

                                        =============   ===========   ============     ============   ==============  ==============


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Year Ended May 31,
                                                                      -----------------------------------------------------
                                                                           2000               1999              1998


OPERATING ACTIVITIES:
   Net income                                                             $2,812,020        $3,561,024         $2,068,773
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment               2,936,615         2,215,848          1,392,534
     Amortization of other assets and excess of cost over net
       tangible assets acquired                                            1,879,049         1,091,278            588,555
     Deferred tax provision                                                  377,375           225,045            481,340
     Changes in operating assets and liabilities, net of effects of business acquisitions:
       Accounts receivable, trade                                           (227,173)       (2,382,232)        (1,147,751)
       Accounts receivable from former officer and director                  140,946           554,484            913,570
       Income taxes                                                           71,957           (34,608)            88,433
       Inventories                                                        (1,228,317)       (2,749,627)          (800,086)
       Other current assets                                                 (228,527)         (767,083)           146,934
       Accounts payable                                                     (675,764)        2,383,200            (66,145)
       Other current liabilities                                             165,920         1,887,806            117,154
                                                                      ----------------  -----------------  ----------------
                                                                      ----------------  -----------------  ----------------
         Total adjustments                                                 3,212,081         2,424,111          1,714,538
                                                                      ----------------  -----------------  ----------------
                                                                      ----------------  -----------------  ----------------

Cash provided by operating activities                                      6,024,101         5,985,135          3,783,311

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                      (5,063,167)       (3,564,804)        (1,506,005)
   Cash paid for acquisition, net of cash acquired                          (523,682)      (32,571,040)                 -
   Acquisition-related severance                                             (85,960)       (2,387,449)                 -
   Increase in other assets                                                 (258,972)       (2,709,599)           (35,014)
                                                                      ----------------  -----------------  ----------------
                                                                      ----------------  -----------------  ----------------

Cash used in investing activities                                        $(5,931,781)     $(41,232,892)       $(1,541,019)



























See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)


                                                                                         Year Ended May 31,
                                                                    -------------------------------------------------------------
                                                                           2000                 1999                 1998


FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreements              $    555,068         $  5,379,103          $   (86,363)
   Proceeds from issuance of long term debt and capital lease              9,118,933           24,566,514                    -
     obligations
   Repayment of long-term debt and capital lease obligations              (5,362,814)          (1,737,409)          (1,246,185)
   Repayment of long-term debt to related party                           (1,633,947)                   -                    -
   Exercise of stock options                                               2,986,523            1,684,472              614,397
   Stock repurchases                                                      (3,463,608)          (7,375,950)            (877,383)
                                                                    -------------------  -------------------  -------------------
                                                                    -------------------  -------------------  -------------------

Cash provided by (used in) financing activities                            2,200,155           22,516,730           (1,595,534)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1,580,141)            (291,598)            (548,775)
                                                                    -------------------  -------------------  -------------------
                                                                    -------------------  -------------------  -------------------

INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                       712,334          (13,022,625)              97,983

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                     2,793,592           15,816,217           15,718,234
                                                                    -------------------  -------------------  -------------------
                                                                    -------------------  -------------------  -------------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                          $3,505,926           $2,793,592          $15,816,217
                                                                    ===================  ===================  ===================
                                                                    ===================  ===================  ===================

Noncash investing and financing activities:
  Exchange of stock for cancellation of non-compete agreement       $                    $                       $     338,019
                                                                                   -                    -
  Transfer of equipment deposit to property and equipment                          -                    -              562,361
  Capital lease obligations                                                1,644,737              435,400                    -

  Fair value of assets acquired                                           (1,019,453)          25,463,127                    -
  Cost in excess of assets acquired                                        1,576,920           23,207,232                    -
  Liabilities assumed                                                        (33,785)         (15,789,319)                   -
  Notes and warrants / options issued for assets acquired                          -             (310,000)                   -
                                                                    -------------------  -------------------  -------------------
  Net cash paid for acquisition, net of cash acquired                 $      523,682        $  32,571,040     $
                                                                                                                             -
                                                                    ===================  ===================  ===================

CASH PAID DURING THE YEAR FOR:
   Interest                                                           $    2,886,256       $    1,270,147        $     662,185
   Income taxes                                                            1,225,635            1,459,500            1,143,802



















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

     Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

     Concentration of Credit Risk - At May 31, 2000 and 1999 the Company's entire cash balance of $3,505,926 and $2,793,592, respectively, was on deposit with high quality U.S. financial institutions.

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 13) and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent.

     Certain of the Company's products are derived from blood having particular or rare combinations of antibodies or antigens which are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that the Company will always have available to it a sufficient supply of such blood.

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

     Long-Term Investment - The long-term investment, representing a 3.4% Common Stock investment in Lionheart Technologies, Inc., acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 13) is a wholly owned subsidiary of Lionheart Technologies, Inc.

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

     Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2000 and 1999 market rates for similar debt instruments.


     Intangible Assets

     Deferred Licensing Costs - Deferred licensing costs primarily consist of distribution rights for the Company's complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, which are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees acquired in the purchase of Gamma Biologicals, Inc. Once a product is developed, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2000 and 1999 was $445,600 and $159,400, respectively.

     Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2000 and 1999 was $4,471,300 and $2,937,600 respectively.

     The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The
     impairment  loss  recognized  is  equal  to  the  difference   between  the
     discounted cash flows and the carrying amount of the assets. The Company believes that the carrying value of recorded long-lived assets is not impaired.

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

     Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to May 31, 1995 under the fair value method of that statement (see Note 8 of Notes to Consolidated Financial Statements).

     Impact of Recently Issued Accounting Standards - In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133, as amended by Statement 137, is not expected to have a significant impact on the Company's consolidated financial statements.

     In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 summaries the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it will have on the financial statements and its current revenue recognition policy. At this time, it is not possible to estimate the impact of this change.

2.   BALANCE SHEET DETAIL

                                                           May 31,
                                              -------------------------------
                                                  2000               1999
    Inventories:

    Raw materials and supplies               $   4,983,303      $   3,856,309
    Work in process                              1,603,117            967,889
    Finished goods and goods
          purchased for resale                  10,226,819         11,240,992
                                              --------------   --------------

                                              $ 16,813,239       $ 16,065,190
                                             ===============   ================

    Property, Plant and Equipment:

    Land                                    $      347,579     $      351,111
    Buildings and improvements                   5,822,161          6,016,144
    Leasehold improvements                         951,420            749,738
    Furniture and fixtures                       1,453,071          1,407,133
    Machinery and equipment                     16,622,631         12,242,198
                                             ----------------   ----------------
                                                25,196,862         20,766,324
    Less accumulated depreciation               (7,720,980)        (5,068,996)
                                             ----------------   ----------------

    Property and equipment - net               $ 17,475,882       $ 15,697,328
                                             ================   ================

3.    ACQUISITIONS

     Gamma Biologicals, Inc.

     Pursuant to a definitive merger agreement dated September 21, 1998, the Company, through a newly formed subsidiary ("Gamma Acquisition Corporation"), acquired on October 27, 1998 94.27% of the issued and outstanding shares of Gamma Biologicals, Inc. ("Gamma"). The Company purchased the shares from Gamma shareholders ("Shareholders") for a cash tender offer of $5.40 per share for a total transaction value of $24,831,841 plus acquisition costs of $3,027,615 for an aggregate of $27,859,456 ("Purchase Price"). According to the depository for the offer, 4,361,110 shares were tendered pursuant to the offer and Immucor purchased all shares tendered. On October 30, 1998 all remaining shares were acquired by merging Gamma Acquisition Corporation with and into Gamma which became a majority owned subsidiary of Immucor. As a result of the merger, the 5.73% of the shares that had not been tendered were cancelled and converted into a right to receive $5.40 per share. As of May 31, 1999 Immucor had purchased or satisfied its obligation to pay $5.40 per share with respect to a total of 4,598,489 (99.4%) of the issued and outstanding shares of Gamma. The total transaction value of $24,831,841 was satisfied with $5,000,000 paid in cash and $19,831,841 funded by a $20,000,000 loan from the Company's primary U.S. bank to Gamma Acquisition Corporation. Included in the liabilities assumed was an accrual for severance payments of $2,474,000 to Gamma employees of which $2,387,000 was paid prior to May 31, 1999, with the remainder paid during the year ended May 31, 2000. During the years ended May 31, 1999 and 2000, the Company paid out $2,516,875 and $510,740 in acquisition costs, respectively.

     Located in Houston, Texas, Gamma manufactures and sells a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. The Company accounted for the transaction as a purchase business combination. The results of the operations of Gamma since October 27, 1998 are included in the Consolidated Statements of Income. The excess of costs over net assets acquired, including goodwill and customer lists, is being amortized using the straight-line method over the related assets' useful life ranging from 20 to 30 years.

     The final purchase price allocation is as follows:

     Current assets                                                 $9,773,473
     Property, plant and equipment, net                              7,535,909
     Other assets                                                    2,584,253
     Excess of costs over net assets acquired                       18,798,691
     Less:  Liabilities assumed                                    (10,832,870)
                                                                ---------------

                                                                   $27,859,456
                                                                ===============

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

     The acquisition was accounted for as a purchase business combination. The results of the operations of Medichim and Immunochim since March 15, 1999 are included in the Consolidated Statements of Income. Excess of costs over net assets acquired is being amortized using the straight-line method over 25 years.

     The final purchase price allocation is as follows:


     Fair value of assets acquired                                 $ 3,695,751
     Excess of costs over net assets acquired                        2,738,316
     Less:  Liabilities assumed                                     (4,671,200)
                                                                ---------------

                                                                   $ 1,762,867
                                                                ===============


     BCA

     On April 30, 1999, the Company acquired certain assets of the BCA blood bank division of Biopool International, Inc. ("BCA") for a total purchase price of approximately $4.5 million. During the years ended May 31, 1999 and 2000, the Company paid out $6,621 and $12,942 in acquisition costs, respectively.

     The acquisition was accounted for as a purchase business combination. The results of the operations of BCA since April 30, 1999 are included in the Consolidated Statements of Income. Excess of costs over net assets acquired is being amortized using the straight-line method over 20 years.

     The final purchase price allocation is as follows:


     Fair value of assets acquired                               $ 1,543,452
     Excess of costs over net assets acquired                      3,247,146
     Less:  Liabilities assumed                                     (319,034)
                                                                -------------

                                                                 $ 4,471,564
                                                                ==============


     The pro forma unaudited results of operations for the years ended May 31, 1999 and May 31, 1998, assuming consummation of all of the above purchases as of June 1, 1997, including financing from the proceeds of a bank loan and ignoring any cost-saving initiatives are presented below:

                                     Year Ended                  Year Ended
                                    May 31, 1999                May 31, 1998
                                ------------------             ---------------

     Net sales                       $75,214,000                 $69,326,000
     Net income                        2,484,000                   2,857,000

     Net income per common share:
          Basic                              .32                         .35
          Diluted                            .31                         .34

4.   BANK LINE OF CREDIT AGREEMENTS  AND DEBT OBLIGATIONS


                                                                                         May 31,
                                                                            -----------------------------------
                                                                                 2000               1999
                                                                            ----------------  -----------------




     Lines of  credit - for the  Italian  subsidiary  (denominated  in Lira with interest rates ranging from 5.650% to 8.625% maturing in
         fiscal 2001)                                                       $      369,785       $  661,858

     Line of credit - for the Spanish subsidiary (denominated in
         Pesetas with an interest rate of 4.75% maturing in fiscal
         2001)                                                                   1,313,268                 -
    Revolving line of credit - Canadian  subsidiary  (denominated  in  Canadian dollars with interest rates ranging from 5.31% to
         6.64% maturing December 2001)                                           3,053,523         3,122,680
    Subordinated promissory notes payable to non-related parties
         (denominated in Canadian dollars at an interest rate of 6%
         maturing December 1999)                                                         -         2,257,349
     Subordinated promissory notes payable to related party
         (denominated in Canadian dollars at an interest rate of 6%                      -         1,637,495
         maturing December 1999)
    Note payable - German subsidiary (denominated in Deutsche Marks at
         an interest rate of 4.14% maturing September 2000)                        719,217           799,233
    Mortgage note payable - Belgian subsidiary (denominated in Belgian
         Francs at an interest rate of 6.25% maturing November 2007)               247,133           280,084
    Notes payable - Belgian subsidiary (denominated in Belgian Francs
         at interest rates ranging from 5.03% to 10.29%)                            36,570            88,037
     Line of credit - Belgian subsidiary (denominated in Belgian
         Francs with interest rates ranging from 5.50% to 6.0%                     502,727           887,691
         maturing in fiscal 2001)
    Acquisition term note ($15,000,000 at 5.33% and remaining balance
         at 6.20% to 8.11% depending on LIBOR rate)                             18,125,000        19,625,000
    Additional term loan (interest rate ranging from 6.20% to 8.11%)             4,250,000         4,500,000
    Third additional term loan (interest rate ranging from 6.12% to              3,515,655                 -
         6.25%)
    Fourth additional term loan (interest rate ranging from 9.00% to             3,200,000                 -
         9.25%)
    Line of credit (interest rate ranging from 6.20% to 10.30%)                  5,000,000         5,000,000
    Mortgage note payable (interest rate of 10.50%)                                 47,512           145,297
                                                                            ----------------  -----------------
                                                                                40,380,390        39,004,724
    Less current portion                                                        (7,229,905)       (8,256,869)
                                                                            ----------------  -----------------

                                                                             $  33,150,485      $ 30,747,855
                                                                            ================  =================


     The Company's Italian subsidiary has $369,785 in line of credit agreements denominated in Lira with three Italian banks bearing interest between 5.650% to 8.625%. At May 31, 2000, the Company had $729,600 available under these line of credit agreements. The Company has an additional $1,313,268 line of credit agreement for the Spanish subsidiary denominated in Pesetas with a Spanish bank bearing interest at 4.75%. At May 31, 2000, the Company had $186,700 available under the Spanish line of credit agreement.

     In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 ($6,200,000 CDN$) long-term revolving line of credit facility with the Company's primary U.S. bank and bearing interest at LIBOR plus .4375%. The Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The interest rate on the remaining principal balance of $715,357 ($1,000,000 CDN$) is LIBOR plus .4375%, which was 7.275% at May
     31, 2000, and is adjusted every 90 days. At May 31, 2000, the Company had $1,088,000 available under this line of credit agreement. The fair value of the interest rate swap agreement is $390 at May 31, 2000. The Company also issued subordinated promissory notes to the former shareholders of Dominion bearing interest at 6% payable semiannually with principal due in December 1999. On December 17, 1999 the Company entered into an additional term loan of $3,884,800 ($5,741,000 CDN$) to retire the Canadian subordinated promissory notes. Principal and interest payments are due quarterly commencing March 1, 2000 and continuing through September 1, 2002.

     In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to the Company's primary U.S. bank in Deutsche Marks with interest of LIBOR plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank which expired September 1998, which effectively converted the note payable's floating rate to a fixed rate of 4.14% per annum up to September 1998.

     Upon the acquisition of Medichim, the Company assumed a mortgage note which is collateralized by a first lien on Medichim's land and building. Medichim has various notes payable with a local bank bearing interest between 5.03% and 10.29%. Medichim also has $619,000 in line of credit agreements denominated in Belgian Francs with one Belgian bank. Such lines are guaranteed by the Company. At May 31, 2000, the Company had $116,200 available under these line of credit agreements.

     In  connection  with the  acquisition  of Gamma in  October  1998,  and the subsequent acquisitions of Medichim, Immunochim and BCA, the Company entered into a bank loan agreement (the "Loan Agreement") with the Company's primary U.S. bank including an acquisition term note of
     $20,000,000   maturing  in  December  2005,  an  additional  term  loan  of
     $4,500,000 maturing in March 2004 and a line of credit of $2,000,000 maturing in October 2001. On November 4, 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts the acquisition term note's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings, other than the interest rate swap notional amount, bear interest rates at LIBOR plus additional percentage points ranging from .5% to 1.4% based on certain calculations as defined in the Loan Agreement. Debt issue costs of $56,250 for advisory fees were paid to an investment banker in conjunction with the acquisition of Gamma. These debt issue costs have been deferred and are being amortized over the life of the Loan Agreement. The fair value of the interest rate swap agreement was $767,655 at May 31, 2000.


     On April 20, 2000 the Company entered into an additional term loan of $5,000,000 to finance the repurchase of 415,500 shares common stock. Principal and interest payments are due quarterly commencing September 1, 2001 and continuing through June 1, 2006. The principal balance as of May 31, 2000 was $3,200,000.

     When the Company acquired Gamma, it assumed a mortgage note which is collateralized by a first lien on the Gamma Biologicals' land and building located in northwest Houston. The mortgage note, which matures in November 2000, bears interest at the bank's base rate, but not less than 7% nor more than 13%.

     The Loan Agreement, Dominion revolving line of credit and Deutsche Mark note payable are guaranteed by the Company and require the maintenance of certain income and other financial ratios, and place certain limited restrictions on the Company's ability to acquire other entities. The Company was not in compliance with certain covenants as of May 31, 2000 but obtained appropriate waivers and amended its loan agreement with the U.S. bank effective August 29, 2000. The interest rate swap agreements with the U.S. bank are guaranteed by the Company. In addition, the Company has pledged 66% of the shares of stock of the Company's subsidiaries, whereby, in the event of default, the bank would gain control of the shares' voting rights.

     Aggregate maturities of all long-term obligations for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2001                                                          $ 7,229,905
     2002                                                           13,882,806
     2003                                                            6,132,762
     2004                                                            5,420,589
     2005                                                            4,170,941
     Thereafter                                                      3,543,387
                                                                 -------------
                                                                  $ 40,380,390
                                                                 ==============


     5.  CAPITAL LEASE OBLIGATIONS



                                                                                              May 31,
                                                                                 -----------------------------------
                                                                                       2000              1999
                                                                                 -----------------  ----------------
     Manufacturing equipment, bearing interest at rates ranging from 4.54%          $    985,666    $       588,503
         to 9.89% and with maturities ranging from April 2003 to July 2004.
     Enterprise  wide  resource  planning  (ERP)  computer  system  and  related equipment, bearing interest at rates ranging from 2.21% to 8.23%
         and with maturities ranging from June 2001 to February 2004.                    782,227            406,090
    Office furniture and build-outs for facility expansion, bearing interest at rates ranging from 5.6% to 7.63% and with maturities
         ranging from January 2002 to December 2004.                                     357,351                  -
    Office equipment, bearing interest at rates ranging from 4.53% to
         10.72% and with maturities ranging from December 2003 to May 2005.              157,161                  -
                                                                                 -----------------  ----------------
                                                                                       2,282,405            994,593
    Less current portion                                                                (618,240)          (194,476)
                                                                                 -----------------  ----------------
                                                                                     $ 1,664,165      $     800,117
                                                                                 =================  ================






     All of the  above  capital  lease  obligations  are  collateralized  by the
     indicated   assets.   Amortization   on  related   assets  is  included  in
     depreciation  expense.  Aggregate  maturities of capital leases for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2001                                                  $ 618,240
     2002                                                    642,645
     2003                                                    583,338
     2004                                                    311,151
     2005                                                    127,031
                                                          -------------
                                                          $ 2,282,405
                                                         ===============

     Total imputed interest to be paid out under existing capital leases as of May 31, 2000 is $321,795.


6.       ACCOUNTS RECEIVABLE FROM OFFICERS  AND DIRECTORS

     In July 1997,  management of the Company  discovered  that Mr. Josef Wilms, the former president of the Company's German  subsidiary,  Immucor GmbH had caused  Immucor  GmbH to make  unauthorized  loans to him since  1994.  The amounts advanced were documented in the records of Immucor GmbH,  including interest  rates ranging from 7.75% to 9.5%, and were generally paid down by the end of each accounting  period, but were not disclosed to the Company's management.  The largest  aggregate  amounts  outstanding under the Immucor
     GmbH loans were $29,600 in fiscal 1994,  $290,000 in fiscal 1995,  $669,000 in fiscal 1996,  $1,311,000  in fiscal 1997 and $528,000 in fiscal 1998 and
     $141,000  in  fiscal  1999 and  2000.  As of  August  9,  1999  the  entire unauthorized  loan balance owed to the Company by Mr.  Wilms,  plus accrued interest and amounts of  incidental  collection  expenses  allowable  under
     German law, were paid to the Company. In addition, Mr. Wilms paid an amount equal to Immucor's  outstanding  trade  receivable  totaling  approximately
     $320,000 from Diag Human,  a company Mr. Wilms owed monies to, on behalf of
     Diag Human.

     Mr. Wilms has had no continuing employment or consulting relationships with Immucor, Inc. or Immucor GmbH since December 31, 1997.




7.   COMMON STOCK

     At May 31, 2000, the following shares of Common Stock are reserved for future issuance:

         Common stock options - directors and employees         2,250,030

         Common stock warrants - other                            878,417
                                                                ---------
                                                                3,128,447

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

     In connection with other prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expire in 2001. At May 31, 2000,
     375,000 warrants had been exercised.





     The Company has a Shareholders' Rights Plan under which one Common Stock purchase right is presently attached to and trades with each outstanding share of the Company's Common Stock. The rights become exercisable and transferable apart from the Common Stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 20% or more of the Company's
     Common Stock or announces or commences a tender offer or exchange offer that could result in at least 20% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $45, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 2009, and in most cases are redeemable at the discretion of the Board of Directors at $.01 each. All reservations of shares of Common Stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

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



8.   STOCK OPTIONS

     The Company has various  stock option plans which  authorize  the Company's
     Compensation Committee to grant employees, officers and directors options to purchase shares of the Company's Common Stock. Exercise prices of stock options are determined by the Compensation Committee and have generally been the fair market value at the date of the grant.

     The Company's 1995 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,000,000 shares of the Company's common stock. All options have 10 year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

     The Company's 1998 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,000,000 shares of the Company's common stock. All options have 10 year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.27%, 5.34% and 6.22% in fiscal 2000, 1999 and 1998 respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of .584 for 2000, .525 for 1999, and .458 for 1998 based on quarterly closing prices since 1986; and an expected life of each option of eight years.





     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
     Company's pro forma information follows:

                                          2000            1999           1998
                                          ----            ----           ----

     Net income as reported           $2,812,020      $3,561,024     $2,068,773

     Pro forma net income             $1,753,101      $2,980,206     $1,646,037

     Earnings per share as reported:
          Basic                          $ .36           $ .47           $ .26
          Diluted                        $ .33           $ .45           $ .25

     Pro forma earnings per share:
          Basic                          $ .23           $ .39           $ .20
          Diluted                        $ .21           $ .37           $ .19

     Because Statement 123 is applicable only to options granted subsequent to May 31, 1995, its pro forma effect is not fully reflected until fiscal year
     2000.

     The Company is  authorized  to issue up to  2,250,030  shares of its Common
     Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2009.
     Transactions involving these stock option arrangements are summarized as follows:



                                                                                      Range          Weighted Average
                                                                                  of Exercise            Exercise
                                                              Shares                 Prices               Price
                                                        -------------------  ------------------------------------------

    Outstanding at May 31, 1997                               1,644,490        $3.000  -  15.375          $ 7.53
         Granted                                                343,500        $8.000  -  12.000          $ 8.20
         Exercised                                             (119,774)       $3.000  -   6.000          $ 5.13
         Canceled                                               (77,250)       $6.000  -  12.000          $ 7.10
                                                        -------------------

    Outstanding at May 31, 1998                               1,790,966        $3.130  -  15.375          $ 7.84
         Granted                                                779,750        $8.750  -   9.688          $ 9.35
         Exercised                                              (88,650)       $3.130  -   9.330          $ 6.43
         Canceled                                               (27,144)       $8.000  -  12.000          $ 8.41
                                                        -------------------

    Outstanding at May 31, 1999                               2,454,922        $3.330  -  15.375          $ 8.37
         Granted                                                114,400        $8.375  -  14.500         $ 11.93
         Exercised                                             (377,706)       $3.330  -  12.000          $ 7.67
         Canceled                                               (97,025)       $8.000  -  14.500          $ 9.32
                                                        -------------------

    Outstanding at May 31, 2000                               2,094,591        $5.400  -  15.375          $ 8.65
                                                        ===================


     At May 31, 1999 and 1998,  options for 1,355,797  and  1,293,535  shares of
     Common Stock, respectively, were exercisable, at weighted average exercise prices of $7.82 and $7.87, respectively. At May 31, 2000 155,439 shares of Common Stock were available for future grants.

     The following table as of May 31, 2000 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.


                                              Options Outstanding                            Options Exercisable
                                   -------------------------------------------          -------------------------------
                                                                  Weighted
           Range of                   Number       Weighted        Average                 Number         Weighted
           Exercise                     of          Average      Contractual                 of            Average
            Prices                    Shares       Exercise     Life (Years)               Shares      Exercise Price
                                                     Price
     ---------------------         ------------- -------------- --------------          -------------- ----------------

        $ 5.40     $ 5.50                15,854         $5.47            3.3                  15,854            $5.47
          6.00       9.88             1,946,112          8.44            5.5               1,087,612             7.88
         10.00      15.38               132,625         12.09            8.0                  37,250            11.00
                                   -------------                                        --------------
          5.40      15.38             2,094,591          8.65            5.6               1,140,716             7.95
                                   =============                                        ==============


9.       EARNINGS PER SHARE

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


                                                                                   Year Ended May 31,
                                                                   ----------------------------------------------------
                                                                         2000             1999              1998


 Numerator for basic and diluted earnings per share:
        Income available to common shareholders                        $2,812,020        $3,561,024       $2,068,773
                                                                   ====================================================

      Denominator:
        For basic earnings per share - weighted average basis            7,713,229         7,645,769        8,095,254

      Effect of dilutive stock options and warrants                        806,992           312,844          347,847
                                                                   ----------------------------------------------------

        Denominator for diluted earnings per share -
        Adjusted weighted-average shares                                 8,520,221         7,958,613        8,443,101
                                                                   ====================================================

      Basic earnings per share                                               $0.36             $0.47            $0.26
                                                                   ====================================================

      Diluted earnings per share                                             $0.33             $0.45            $0.25
                                                                   ====================================================



10.  COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2003 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $945,300 in fiscal 2000, $776,800 in fiscal 1999 and $690,400 in fiscal 1998.

     In Germany, the office facility is leased from a company owned by Mr. Josef Wilms' family (see Note 6). Rental payments under this lease were $172,000, $189,000 and $184,500 for fiscal 2000, 1999 and 1998, respectively.

     The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 2000:

     Year Ending May 31:
     2001                                             $ 902,965
     2002                                               944,085
     2003                                               961,879
     2004                                               905,517
     2005                                               830,974
     Thereafter                                         921,219
                                                   -----------------
                                                    $ 5,466,639
                                                   =================

     The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

     Other Commitments

     In connection with certain sales of the Company's automated systems, the customers are committed to purchasing reagent products exclusively from the Company and the Company supplies such products based on the terms of the agreements.

     On July 1, 1999 the Company entered into a purchase agreement with an equipment manufacturer for an instrument product currently marketed by the Company which requires the Company to purchase a minimum number of instruments with an aggregate purchase price totaling $315,000 on or before July 1, 2001. The Company has purchased approximately $121,000 as of May 31, 2000.

     Contingencies

     Subsequent to May 31, 2000, isolated performance issues have arisen at certain ABS2000 installations. The Company has taken a prudent approach and issued a safety notification requesting customers to confirm, by alternate method, ABS2000 results until the cause of the difficulty is identified and corrected. These performance issues may result in delays in customer instrument acceptance, which would adversely affect revenues and earnings.

     When the Company acquired Gamma in October 1998, Gamma was a party to an existing legal proceeding. On May 12, 1998, Gamma received notification that a claim of patent infringement had been filed on that date in U.S.
     District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The estimated cost of this litigation was included in the Gamma purchase price allocation. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. Management is confident that ReACT technology does not infringe the Foundation's patents; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. The Company filed a motion for summary judgement based on the belief that said patent was not timely filed. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome or estimate the financial impact of an unfavorable resolution. Management believes it has a meritorious defense against the alleged infringement.


11.  INCOME TAXES

     Sources of income before income taxes are summarized below:

                                            Year Ended May 31,
                             --------------------------------------------------
                                  2000              1999               1998

    Domestic Operations       $2,629,676         $2,799,843        $1,962,591
    Foreign Operations         2,079,979          2,607,957         1,916,598
                             ---------------  --------------  -----------------
         Total                 $4,709,655         $5,407,800        $3,879,189
                             ===============  ==============  =================


     The provision for income taxes is summarized as follows:

                                              Year Ended May 31,
                     -------------------------------------------------------
                                 2000               1999               1998

    Current:
         Federal             $448,706             $481,466           $652,941
         Foreign            1,317,178            1,083,622            645,914
         State                 52,641               56,643             30,221
                       -----------------  -----------------  -----------------
                            1,818,525              1,621,731         1,329,076
                       -----------------  -----------------  -----------------

    Deferred:
         Federal              123,913              181,162             10,394
         Foreign              (59,340)              22,570            469,723
         State                 14,537               21,313              1,223
                       -----------------  -----------------  -----------------
                               79,110              225,045            481,340
                       -----------------  -----------------  -----------------

    Income taxes             $1,897,635         $1,846,776         $1,810,416
                       =================  =================  =================

          Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the realizability of these subsidiary's net operating loss carryforwards and, as a result, a 100% deferred tax valuation allowance has been recorded against these deferred tax assets. The tax effects of significant items comprising the Company's net deferred tax liability at May 31, 2000 and 1999 are as follows:

                                                       Year Ended May 31,
                                             ----------------------------------
                                                  2000                  1999
    Deferred tax liabilities:
        Amortization                            $(902,368)         $(1,112,470)
        Depreciation                           (1,558,230)          (1,487,692)
             Other                               (768,023)            (753,251)
    Deferred tax assets:
        Reserves not currently deductible        1,411,319           1,307,655
        Foreign operating loss carryforwards       740,563             469,161
        Uniform capitalization                     594,958             702,478
                                           ----------------    ----------------
                                                  (481,781)           (874,119)
    Valuation allowance                           (722,146)           (252,902)
                                         ------------------    -----------------

    Net deferred tax liability            $     (1,203,927)      $  (1,127,021)
                                         ==================    =================


     The Company's effective tax rate differs from the federal statutory rate as follows:


                                                                                    Year Ended May 31,
                                                                      -----------------------------------------------
                                                                       2000                1999               1998


    Federal statutory tax rate                                          34%                34%                34%
    State income taxes, net of federal tax benefit                       1                  1                  1
    Interest on state municipal obligations                              -                 (1)                (2)
    Foreign Sales Corporation commissions                               (5)                (4)                (5)
    Higher effective income tax rates of other countries                 9                  4                 10
    Excess of cost over tangible assets acquired - net                   6                  4                  3
    Reduction in deferred tax valuation allowance                        -                 (9)                 -
    Research and development tax credits                                 -                  -                 (1)
    Change in entity classification for Spanish subsidiary              (7)                 -                  -
    Other                                                                2                  5                  7
                                                                      --------           ---------          --------

                                                                        40%                34%                47%
                                                                      ========           =========          =========


     As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $320,027, $133,713, and $122,409 in fiscal 2000, 1999 and 1998, respectively. Additionally, the Company recorded income tax benefits of $57,348 in fiscal 2000 and $55,142 1999 and 1998, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology (see Note 12). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

          At May 31, 2000, the Company's Italian subsidiary had net operating loss carryforwards for income tax purposes of $366,000, which expire in 2001. The Company's Spanish subsidiary had net operating loss carryforwards for income tax purposes of $592,000, which expire in 2002, 2003 and 2004. The Company's French subsidiary had net operating loss carryforwards for income tax purposes of $380,395, which expire in 2002, 2003 and 2004. The Company's Belgian subsidiary had net operating loss carryforwards for income tax purposes of $492,440, which do not expire. The Company's Portuguese subsidiary had net operating loss carryforwards for income tax purposes of $181,554, which expire in 2001, 2002 and 2003.

12.   TECHNOLOGY RIGHTS

      In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $409,300, $411,100 and $389,900 in fiscal 2000, 1999 and 1998, respectively.

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

13.   INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

      The Company has contracted with Bio-Tek Instruments, Inc. (see Note 1) for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(R) technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15 year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. In order to maintain the exclusive worldwide marketing rights the Company must purchase 250 instruments over a six year period beginning with the delivery of the first production instrument which occurred in fiscal 1997. If the Company purchases less than 250 instruments over a six year period it has the right to continue to purchase the instruments on a non-exclusive basis. Based upon the Company's current projections, the Company presently believes it will maintain its exclusivity rights for the term of the agreement.

      During fiscal 1996, the Company entered into a second development and manufacturing agreement with DYNEX Technologies, Inc. ("DYNEX"). Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture products technology which will be marketed by the Company to blood donor centers for donor testing. In exchange for reimbursing DYNEX for its development costs and pursuing FDA 510(k) approval, the Company is granted exclusive distribution rights to sell the instrument to blood banks and centralized and hospital transfusion laboratories. In order to maintain exclusive distribution rights the Company must purchase 240 instruments over a three year period beginning on the date FDA 510(k) clearance is granted. The 510(k) application has yet to be submitted. If the Company does not purchase the minimum amount of instruments within the time period specified the Company has the right to continue purchasing the instruments on a non-exclusive basis. Based upon the Company's current projections, it does not appear that these minimums will be met.

      In April 1999 the Company entered into a manufacturing and development agreement with Rosys Anthos AG ("Rosys") with headquarters in Switzerland. Under the terms of the agreement, Rosys will manufacture and develop an analyzer known as the Rosys Plato in the U.S. and the ABS Precis in Europe utilizing the Company's Capture technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive worldwide distribution rights the Company must purchase 120 instruments over the three year initial term of the agreement. If the Company purchases less than 120 instruments over the period it will be allowed to continue purchasing the instrument on a non-exclusive basis for an additional two year period. Based on fiscal 2000 sales and purchases the Company presently believes it will maintain its exclusivity rights for the term of the agreement.

      On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop an fully automated analyzer known as the Galileo which will be initially targeted to the European community utilizing the Company's Capture and ReACT technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.

      In fiscal 2000, 1999 and 1998, the Company incurred $753,786, $161,480 and $302,850, respectively, in instrument research and development costs principally under these contracts.

14.   DOMESTIC AND FOREIGN OPERATIONS

      Information concerning the Company's domestic and foreign operations is summarized below (in 000s):




                                                                Year Ended May 31, 2000
                          ----------------------------------------------------------------------------------------------------

                                                                                   Note 1
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
   Unaffiliated            $48,105        $9,302        $6,656        $5,195        $7,283             -         $76,541
customers
   Affiliates                6,695           548             -           262         2,663      $(10,168)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                 54,800         9,850         6,656         5,457         9,946       (10,168)         76,541

Income from operations       4,303           836           559         1,596           105           (40)          7,359


Interest expense            (2,354)          (32)          (26)         (345)         (154)            -          (2,911)
Interest income                  -             4            24             -             3             -              31

Income tax expense             640           470           147           580            78           (17)          1,898


Long-lived assets           63,477         3,340         2,415         7,551         4,826       (24,976)         56,633
Identifiable assets         94,406         7,526        10,386        10,052        12,683       (32,278)        102,775
Net assets                  43,965         4,482           802         2,284         2,730       (13,344)         40,919




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

[FN]



Note 1: Included in "Other" are net sales, income from operations, interest expense, interest income, income tax expense, long-lived assets, identifiable assets and net assets of Spain, Portugal, France, Belgium, and the Netherlands.

Note 2: Included in "Other" are net sales, income from operations, interest expense, interest income and income tax expense of Spain and Portugal.

     During the years ended May 31, 2000, 1999 and 1998, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $6,712,000, $5,558,000 and $3,518,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $1,515,000, $1,309,000 and $1,191,000 for the years ended May 31, 2000, 1999, and 1998, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of $2,224,000, $2,542,000 and $3,137,000 for the years ending May 31, 2000, 1999, and 1998, respectively.

     Product sales to affiliates are valued at market prices.

15.   RETIREMENT PLAN

      The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2000, 1999 and 1998, the Company's matching contributions to the plan were $184,000, $149,000 and $88,000, respectively. Vesting in the Company's matching contributions is based on years of continuous service.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       (In thousands, except per share amounts)
                                                                                                Basic          Diluted
                                  Net            Gross        Operating          Net           Earnings        Earnings
                                 Sales          Margin          Income          Income        Per Share       Per Share
                             --------------- -------------- --------------- --------------- --------------- ---------------


FISCAL 2000
First Quarter                  $18,930           $9,976          $2,233            $1,219            $.16            $.14
Second Quarter                  20,250           10,981           2,935             1,440             .19             .17
Third Quarter                   19,201           10,176           2,015               838             .11             .10
Fourth Quarter                  18,160            9,000             176             (685)            (.09)           (.09)

                             --------------- -------------- --------------- ---------------  --------------  --------------
                               $76,541          $40,133          $7,359            $2,812            $.36            $.33
                             =============== ============== =============== =============== =============== ===============

FISCAL 1999
First Quarter                  $10,358           $5,706          $1,033              $628            $.08            $.08
Second Quarter                  13,665            7,349           1,358               716             .09             .09
Third Quarter                   16,758            9,168           1,955               976             .13             .13
Fourth Quarter                  18,744            9,751           2,032             1,241             .17   .          16
                             --------------- -------------- --------------- --------------- --------------- ---------------
                               $59,525          $31,974          $6,378            $3,561            $.47            $.45
                             =============== ============== =============== =============== =============== ===============




17.      SUBSEQUENT EVENT

      On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company acknowledges that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls are satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 1%, which is the Company's current borrowing rate. As of July 27, 2000 the amount owed to Immucor, Inc. is $250,000 and is secured by 105,000 Immucor shares.

      During June 2000 the Company repurchased an additional 184,500 shares of common stock for approximately $1,500,000. The Company financed the repurchase with an additional term loan (see Note 4 to the Consolidated Financial Statements).

      Since the close of the fiscal year, isolated performance issues have been experienced with certain ABS2000 installations. The Company has issued a safety notification requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors which caused the performance issues and is in the process of submitting this information to the FDA. If the FDA concurs, the Company will suspend the safety notification and expects that customers may again use the ABS2000 without separate verification. The Company cannot predict how long it will take to resolve these issues with the FDA. These performance issues may result in delays in customers accepting instruments, and may affect sales of reagents used in the instruments, and both of these factors may adversely impact sales and earnings. In addition, the Company may receive requests for refunds on machines already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues, although it has not yet received any such requests. A private label leasing company that finances customers' purchases of ABS2000 machines has advised the Company that it is not willing to provide financing for additional sales of this machine until the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA.

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2000, 1999 AND 1998



                                                                            Charged
                                         Balance at       Charged to        to Other                          Balance
                                          Beginning        Costs and        Accounts         Deductions       at End
                                          of Period         Expense          (Note 1)        (Note 2)         of Period


2000:
   Allowance for doubtful accounts           $804,470         $452,983            $   0        $(92,871)      $1,164,582
                                             ========         ========            =====        =========      ==========

1999:
   Allowance for doubtful accounts           $502,372         $116,031         $236,902        $(50,835)        $804,470
                                             ========         ========         ========        =========        ========

1998:
   Allowance for doubtful accounts           $395,076         $114,334          $   0           $(7,038)        $502,372
                                             ========         ========          =======         ========        ========

[FN]


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


Item 9.--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.--Directors and Executive Officers of the Registrant.

         The information contained under "Proposal One - The Election of Eight Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement related to its 2000 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 28, 2000, is incorporated herein by reference.


Item 11.--Executive Compensation.

         The information contained under "Executive Compensation" (except for the Compensation Committee Report and Performance Graph therein) in the Company's definitive proxy statement related to its 2000 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 28, 2000, is incorporated herein by reference.


Item 12.--Security Ownership of Certain Beneficial Owners and Management.

         The information contained under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement related to its 2000 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 28, 2000, is incorporated herein by reference.


Item 13.--Certain Relationships and Related Transactions.

         The information contained under "Certain Relationships and Related Transactions" in the Company's definitive proxy statement related to its 2000 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 28, 2000, is incorporated herein by reference.


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

         10.1-3 Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

         10.1-4 Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

         10.1-5 Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

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

         10.8* Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup (incorporated by reference to
                    Exhibit 10.8 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.9* Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz (incorporated by reference to
                    Exhibit 10.9 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

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

         10.13* Severance Agreement dated October 13, 1998, between Immucor Inc. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.14* 1999 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

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

         10.20* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey (incorporated by reference to
                    Exhibit 10.2 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.21* Agreement dated July 26, 1997 between the Company and Josef Wilms (incorporated by reference to Exhibit 10.20 to Immucor, Inc. Annual Report on Form 10-K for the fiscal year ended May 31, 1998).
         .
         10.22* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy (incorporated by reference to Exhibit 10.22 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.23 Loan Agreement between Immucor, Inc. and Wachovia Bank, National Association dated October 27,
                    1998 (incorporated by reference to Exhibit 10.1 to Immucor, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1998).

         10.24 First Modification of Loan Agreement dated April 30, 1999 (incorporated by reference to Exhibit 10.24 to Immucor's Annual Report on Form 10-K for the fiscal year ended May 31,
                    1999).

         10.25      Second Modification of Loan Agreement dated
                    December 11, 1999.

         10.26      Third Modification of Loan Agreement dated
                    December 20, 1999.

         10.27      Fourth Modification of Loan Agreement dated April 20, 2000.

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

IMMUCOR, INC.

By:      /s/ EDWARD L. GALLUP
         --------------------
         Edward L. Gallup, Chairman of the Board of Directors,
         President and Chief Executive Officer
         August 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
August 29, 2000

/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
August 29, 2000

/s/RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President - Operations
August 29, 2000

/s/ PATRICK WADDY
Patrick Waddy, European Finance Director and President of Dominion Biologicals Limited
August 29, 2000

/s/DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 29, 2000

/s/G. BRUCE PAPESH
G. Bruce Papesh, Director
August 29, 2000

/s/ DIDIER L. LANSON
Didier L. Lanson, Director
August 29, 2000

/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
August 29, 2000

/s/ DENNIS M. SMITH
Dennis M. Smith, Jr., M.D., Director
August 29, 2000

/s/JOSEPH E. ROSEN
Joseph E. Rosen, Director
August 29, 2000

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

10.24      First   Modification   of  Loan   Agreement   dated  April  30,  1999
           (incorporated  by  reference  to Exhibit  10.24 to  Immucor's  Annual
           Report on Form 10-K for the fiscal year ended May 31, 1999).

10.25      Second Modification of Loan Agreement dated December 11, 1999.

10.26      Third Modification of Loan Agreement dated December 20, 1999.

10.27      Fourth Modification of Loan Agreement dated April 20, 2000.

21         Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP

27         Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.
