Form 10-Q
period 2000-08-31
IMMUCOR INC
filed 2000-10-16
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
                  X   Quarterly Report Pursuant to Section 13 or 15(d)
                  -
                     of the Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 2000
                                 ---------------
                                       OR
                  _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        As of October 3, 2000: Common Stock, $. 10 Par Value - 7,277,617





                                  IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                 IMMUCOR, INC.
                      Condensed Consolidated Balance Sheets

                                                                     August 31, 2000     May 31, 2000
ASSETS                                                               (Unaudited)           (Audited)
                                                                    ---------------      ---------------

Current assets:
    Cash and cash equivalents                                          $ 2,835,238          $ 3,505,926
    Accounts receivable, net                                            22,144,030           21,726,062
    Inventories                                                         18,039,030           16,813,239
    Income taxes receivable                                              1,291,291              752,470
    Deferred income taxes                                                  914,676              902,409
    Prepaid expenses and other                                           1,955,889            1,321,363
                                                                    ---------------      ---------------
        Total current assets                                            47,180,154           45,021,469

Long-term investment, at cost                                            1,000,000            1,000,000

Property and equipment, at cost                                         25,193,887           25,196,862
    less accumulated depreciation                                       (8,268,808)          (7,720,980)
                                                                    ---------------      ---------------
                                                                        16,925,079           17,475,882

Deferred income taxes                                                    1,137,032            1,120,238

Other assets, net                                                        2,641,303            2,251,293

Deferred licensing costs, net                                            1,977,039            2,044,850

Excess of cost over net tangible assets acquired, net                   33,230,595           33,861,147
                                                                    ---------------      ---------------

                                                                     $ 104,091,202        $ 102,774,879
                                                                    ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of borrowings
         under bank line of credit agreements                          $ 1,845,658          $ 2,952,307
    Current portion of long-term debt                                    4,163,570            4,277,598
    Current portion of capital lease obligations                           613,557              618,240
    Accounts payable                                                    10,807,346            9,442,977
    Income taxes payable                                                   107,181               74,715
    Accrued salaries and wages                                           1,186,407            1,346,874
    Deferred income taxes                                                  408,263              164,243
    Other accrued liabilities                                            4,597,670            4,276,554
                                                                    ---------------      ---------------
        Total current liabilities                                       23,729,652           23,153,508


Long-term debt, including borrowings
   under bank line of credit agreements                                  36,618,606           33,150,485
Capital lease obligations                                                1,623,558            1,664,165

Deferred income taxes                                                    2,833,912            3,062,331

Other liabilities                                                          821,862              825,592

Shareholders' equity:
    Common stock, $.10 par value                                           727,762              746,212
    Additional paid-in capital                                          15,382,541           16,848,804
    Retained earnings                                                   28,095,310           28,310,741
    Accumulated other comprehensive loss                                (5,742,001)          (4,986,959)
                                                                    ---------------      ---------------

        Total shareholders' equity                                      38,463,612           40,918,798
                                                                    ---------------      ---------------

                                                                     $ 104,091,202        $ 102,774,879
                                                                    ===============      ===============



See accompanying notes.


                                  IMMUCOR, INC.
                    Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                   Three Months Ended
                                              August 31,            August 31,
                                                 2000                  1999
                                           ---------------       ---------------

Net sales                                     $17,081,242          $ 18,929,967
Cost of sales                                   8,567,954             8,954,427
                                           ---------------       ---------------
Gross profit                                    8,513,288             9,975,540

Research and development                          473,025               358,688
Selling and marketing                           3,181,462             3,007,097
Distribution                                    1,427,601             1,535,270
General and administrative                      2,369,910             2,380,978
Amortization expense                              484,092               460,900
                                           ---------------       ---------------
Total operating expenses                        7,936,090             7,742,933
                                           ---------------       ---------------

Income from operations                            577,198             2,232,607

Interest income                                     3,787                 4,517
Interest expense                                 (865,715)             (649,334)
Other income                                       85,301                90,054
                                           ---------------       ---------------
Total other                                      (776,627)             (554,763)
                                           ---------------       ---------------

Income (loss) before income taxes                (199,429)            1,677,844

Income taxes                                       16,002               458,698
                                           ---------------       ---------------

Net (loss) income                              $ (215,431)          $ 1,219,146
                                           ===============       ===============

Earnings (loss) per share:

     Basic                                        $ (0.03)               $ 0.16
                                           ===============       ===============

     Diluted                                      $ (0.03)               $ 0.14
                                           ===============       ===============


Weighted average shares outstanding:

     Basic                                      7,311,801             7,604,991
                                           ===============       ===============

     Diluted                                    7,311,801             8,756,946
                                           ===============       ===============



See accompanying notes.

IMMUCOR, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                            August 31,           August 31,
                                                                               2000                 1999
                                                                          ---------------      ----------------
OPERATING ACTIVITIES:
  Net income                                                                   ($215,431)           $1,219,146
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                               792,486               535,372
      Amortization                                                               484,092               460,900
      Changes in assets and liabilities:
        Accounts receivable                                                     (417,968)              727,583
        Accounts receivable from former officer and director                           -               140,946
        Income tax receivable                                                   (538,857)              190,350
        Inventories                                                           (1,196,548)           (1,100,900)
        Other current assets                                                  (1,063,711)              373,813
        Accounts payable                                                       1,364,369            (2,033,679)
        Income taxes payable                                                      32,466               153,061
        Other current liabilities                                                155,726               (55,627)
                                                                          ---------------      ----------------

Cash (used in) provided by operating activities                                 (603,376)              610,965

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment                              (406,203)             (339,225)
  Cash paid for acquisitions                                                           -              (112,913)
  Acquisition-related severance                                                        -               (88,961)
  Decrease in other assets                                                        (4,765)             (261,131)
                                                                          ---------------      ----------------

Cash used in investing activities                                               (410,968)             (802,230)

FINANCING ACTIVITIES:
  Payments under line of credit agreements                                      (214,194)                    -
  Borrowings of long term  debt and capitalized leases                         2,055,144                     -
  Borrowings/(payments) of notes payable                                         263,087              (883,735)
  Purchase of stock, net of exercises                                         (1,484,713)            1,782,482
                                                                          ---------------      ----------------

Cash provided by financing activities                                            619,324               898,747

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (275,668)              482,240
                                                                          ---------------      ----------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                (670,688)            1,189,722

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               3,505,926             2,793,592
                                                                          ---------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $2,835,238            $3,983,314
                                                                          ===============      ================



See accompanying notes.



1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2000, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                    As of                         As of
                                August 31, 2000                May 31, 2000
                               -------------------           ------------------
Raw materials and supplies          $ 4,999,127                   $4,983,303
Work in process                       1,484,633                    1,603,117
Finished goods                       11,555,270                   10,226,819
                               -------------------           ------------------
                                    $18,039,030                  $16,813,239
                               ===================           ==================


3.     Earnings per share

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.


                                                         Three Months Ended
                                                     August 31,       August 31,
                                                        2000             1999
                                                   ---------------- ---------------


Numerator for basic and diluted earnings per share:
  Income (loss) available to common shareholders        $(215,431)      $1,219,146
                                                   ================ ===============

Denominator:
  For basic earnings per share - weighted
  average basis                                          7,311,801       7,604,991

  Effect of dilutive stock options and warrants                  -       1,151,955
                                                   ---------------- ---------------
  Denominator for diluted earnings per share -
  adjusted weighted-average shares                       7,311,801       8,756,946
                                                   ================ ===============

Basic earnings (loss) per share                            $(0.03)           $0.16
                                                   ================ ===============

Diluted earnings (loss) per share                          $(0.03)           $0.14
                                                   ================ ===============

4.    domestic and foreign operations

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):


                                                          Three Months Ended August 31, 2000
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
 Unaffiliated customers    $10,660        $2,031        $1,415        $1,241        $1,734             -          $17,081
 Affiliates                  1,609            71             -            19            36        (1,735)               -
                          ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                 12,269         2,102         1,415         1,260         1,770        (1,735)          17,081

Income from operations        (368)          366           177           313            89             -              577


                                                          Three Months Ended August 31, 1999
                          ----------------------------------------------------------------------------------------------------
                            U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated

Net sales:
 Unaffiliated  customers  $12,235        $2,118        $1,668        $1,082        $1,827             -         $18,930
 Affiliates                 1,521           101             -            72           380        (2,074)              -
                          ----------    ----------    ----------    ----------    ---------     ------------    -----------
      Total                13,756         2,219         1,668         1,154         2,207        (2,074)         18,930

Income from operations      1,633           226           162           267           (47)           (8)          2,233



During the three months ended August 31, 2000 and 1999, the Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,666,000 and $1,748,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $217,000 and $250,000 for the three months ended August 31, 2000 and 1999, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of $545,000 and $531,000 for the three months ended August 31, 2000 and 1999, respectively. Product sales to affiliates are valued at market prices.


5.       COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the three-month period ended August 31, 2000 and 1999 are as follows:

                                              Three Months Ended
                                      August 31,             August 31,
                                        2000                   1999
                                   -----------------      -----------------

Net income (loss)                     $ (215,431)              $ 1,219,146
Net foreign currency translation        (755,042)                  390,414
                                   -----------------      -----------------
Comprehensive income (loss)           $ (970,473)              $ 1,609,560
                                   =================      =================


Accumulated comprehensive loss as of August 31, 2000 and May 31, 2000 was ($5,742,001) and ($4,986,959), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheet.

6.   ACCOUNTS RECEIVABLE FROM OFFICER AND DIRECTOR

On June 6, 2000, Edward L. Gallup, President and CEO of Immucor, Inc., entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company acknowledges that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 1%, which is the Company's current borrowing rate. As of August 31, 2000, the amount owed to Immucor, Inc. is $298,000 and is secured by 105,000 Immucor shares. Additional borrowings of $60,000 were made in the second quarter, secured by the same shares of stock.

7.   CONTINGENCIES

During the quarter ended August 31, 2000, isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors that caused the performance issues and has submitted this information to the FDA. If the FDA concurs, the Company will suspend the safety notification and expects that customers may again use the ABS2000 without separate verification. The Company cannot predict how long it will take to resolve these issues with the FDA. In taking the prudent approach to recording revenues under its third party leasing arrangement, the company deferred instrument sales of approximately $1 million in the current quarter. These performance issues may result in further delays in customers accepting instruments, and continue to affect sales of reagents used in the instruments, and both of these factors will adversely impact sales and earnings. In addition, the Company may receive requests for refunds on instruments already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues, although no such requests have been received through the date of this report. A private label leasing company that finances customer purchases of ABS2000 instruments has advised the Company that it is not willing to provide financing for additional purchases of this instrument until the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA.

When the Company acquired Gamma Biologicals, Inc. ("Gamma Biologicals") in October 1998, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. On September 5, 2000 a third patent was issued to the Foundation. The plaintiffs have asserted infringement of this patent and are seeking to add this patent to the lawsuit. The Company, in light of this new patent, is evaluating its position. A reserve for the lawsuit was recorded with the acquisition of Gamma Biologicals that should provide for contingent expenses related to the resolution of the lawsuit.

European results were adversely affected by the interrupted supply of a distributed product produced by a large multinational supplier. The backorder situation escalated in the first quarter of 2001 and reduced sales by an estimated $230,000. The Company believes that the backorder will continue and has entered into discussions with the supplier. The Company believes that the interruption of supply has given it a valid claim against the supplier.





                                  IMMUCOR, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Any statements contained herein that are not historical fact are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995, and involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Company's filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

Financial Condition and Liquidity:

    As of August 31, 2000, the Company's cash position totaled $2,835,000. During the quarter the Company increased borrowings on long-term debt and capitalized leases to fund capital improvements and inventory purchases. Additionally, the repurchase of 184,500 shares of common stock for approximately $1,500,000 was financed with the proceeds of an additional term loan.

     During the first quarter, the Company did not achieve the Funded Debt to EBITDA and Liquidity ratios as specified in its loan agreement with its primary bank. These covenant calculations deteriorated due to the Company's recent reported losses. The Company has begun discussions to restructure the loan covenants and debt repayment schedule. The bank has agreed to waive these loan covenants for the next 12 months. Management believes based upon a timely clearance by the FDA of the ABS2000 safety notification that the Company's current cash and cash equivalents balance, internally generated funds, and amounts available under the lines of credit should be more than sufficient to support operations for planned product introduction and continued improvement and development of products during the next 12 months. Management also believes that should the need arise for additional capital for other corporate purposes that these needs would be available through the issuance of various forms of equity or debt.

Results of Operations:

Net sales

    Net sales for the three months ended August 31, 2000 totaled $17,081,000, a decrease of $1,849,000 (10%) from last year's $18,930,000. The decrease in sales was due, in large part, to lower instrumentation sales in the U.S following the ABS2000 safety notification issued this quarter (see Note 7 Contingencies). The Company generated instrument revenues of $750,000 for the quarter compared to $1,900,000 for the same period last year. Reagent sales were also affected by the notification that resulted in the loss of $121,000 in revenue for reagents provided free of charge to customers performing backup testing. The strength of the US dollar versus the Euro had the effect of reducing reported European sales by approximately $700,000, or 12%.

Gross profit

    As a percent of sales, gross profit for the three months ended August 31, 2000 totaled 49.8% compared to 52.7% for the same period in 1999. The decrease in gross profit margin was primarily caused by ABS2000 instrument installation costs incurred in this quarter, in advance of revenue recognition. The Company anticipates recognizing revenues in future quarters after the FDA lifts the hold on the systems.

Operating expenses

    When compared to the prior year, three-month period ended August 31, 2000 research and development costs increased $114,000 due to instrument development initiatives for Europe.

    Selling and marketing expenses for the three-month period increased $174,000 as compared to the same period last year. The Company recorded $155,000 in additional expense representing the impact of the interrupted reagent sales on ABS customers who financed their instrument purchase through fee per use arrangements.

    Distribution expenses decreased $108,000 for the three-month period. The decrease relates to decreased shipping activity and lower domestic shipping rates.

     General and administrative expenses and amortization expense for the three-month period remained relatively constant as compared with the same period last year.

Interest expense

    When compared to the prior year three-month period, interest expense increased $216,000. This is the result of increased borrowings due to prior acquisitions, share buyback programs and new capital leases for equipment.

Other income

    Other income decreased for the three-month period as compared to the prior year due to lower foreign currency transaction gains in the current period.

Income taxes

    Income tax expense decreased during the three month period ended August 31, 2000, as compared to the prior period, due to the domestic operating loss but was offset by taxes on income provided in Germany and Canada as a result of the Company's ongoing implementation of tax planning strategies.

ITEM 3.  Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The quantitative and qualitative disclosures about market risk are discussed in Item 7A- Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K.


PART 11 - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         27 Financial data schedule.

         (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 2000.

   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date: October 16, 2000








/s/  Edward L. Gallup
 Edward L. Gallup, President







/s/  Steven C. Ramsey
 Steven C. Ramsey, Senior Vice President - Finance
 (Principal Accounting Officer)