Form 10-Q
period 2000-11-30
IMMUCOR INC
filed 2001-01-16
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

     (Mark One)
          X      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: November 30, 2000

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

        As of January 10, 2001: Common Stock, $. 10 Par Value - 7,277,617

                                                          IMMUCOR, INC.
                                               Condensed Consolidated Balance Sheets

                                                                                   November 30, 2000            May 31, 2000
ASSETS                                                                                (Unaudited)                 (Audited)
                                                                                  ---------------------       ------------------
Current assets:
     Cash and cash equivalents                                                             $ 3,195,038              $ 3,505,926
     Accounts receivable, net                                                               21,212,028               21,726,062
     Inventories                                                                            18,921,501               16,813,239
     Income taxes receivable                                                                 1,158,849                  752,470
     Deferred income taxes                                                                     931,170                  902,409
     Prepaid expenses and other                                                              1,823,650                1,321,363
                                                                                  ---------------------       ------------------
         Total current assets                                                               47,242,236               45,021,469

Long-term investment, at cost                                                                1,000,000                1,000,000

Property and equipment, at cost                                                             25,848,394               25,196,862
     less accumulated depreciation                                                          (8,997,775)              (7,720,980)
                                                                                  ---------------------       ------------------
                                                                                            16,850,619               17,475,882

Deferred income taxes                                                                        1,120,238                1,120,238

Other assets, net                                                                            2,683,895                2,251,293

Deferred licensing costs, net                                                                1,946,747                2,044,850

Excess of cost over net tangible assets acquired, net                                       32,569,647               33,861,147
                                                                                  ---------------------       ------------------


Total Assets                                                                             $ 103,413,382            $ 102,774,879
                                                                                  =====================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of borrowings under bank line of credit agreements                    $ 4,114,926              $ 2,952,307
     Current portion of long-term debt                                                       4,117,520                4,277,598
     Current portion of capital lease obligations                                              656,196                  618,240
     Accounts payable                                                                       10,248,749                9,442,977
     Income taxes payable                                                                       74,755                   74,715
     Accrued salaries and wages                                                              1,655,444                1,346,874
     Deferred income taxes                                                                     400,732                  164,243
     Other accrued liabilities                                                               3,961,982                4,276,554
                                                                                  ---------------------       ------------------
         Total current liabilities                                                          25,230,304               23,153,508


Long-term debt, including borrowings under bank line of credit agreements                   35,359,214               33,150,485
Capital lease obligations                                                                    1,579,682                1,664,165

Deferred income taxes                                                                        2,815,794                3,062,331

Other liabilities                                                                              820,956                  825,592

Shareholders' equity:
     Common stock - authorized 45,000,000 shares and 30,000,000 shares at 11/30/2000 and 5/31/2000, respectively, $.10 par value;  issued
     and outstanding 7,277,617 at 11/30/2000 and 7,462,118 at 5/31/2000                       727,762                  746,212
     Additional paid-in capital                                                             15,382,541               16,848,804
     Retained earnings                                                                      27,483,061               28,310,741
     Accumulated other comprehensive loss                                                   (5,985,932)              (4,986,959)
                                                                                  ---------------------       ------------------

         Total shareholders' equity                                                         37,607,432               40,918,798
                                                                                  ---------------------       ------------------

Total Liabilities and Shareholders' equity                                               $ 103,413,382            $ 102,774,879
                                                                                  =====================       ==================

See accompanying notes.

                                                    IMMUCOR, INC.
                                     Condensed Consolidated Statements of Income
                                                     (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                            November 30,       November 30,         November 30,       November 30,
                                                2000               1999                 2000               1999
                                           ----------------   ----------------     ----------------   ----------------

Net sales                                      $16,813,264        $20,249,819          $33,894,506        $39,179,786
Cost of sales                                    8,839,249          9,268,872           17,407,203         18,223,299
                                           ----------------   ----------------     ----------------   ----------------
Gross profit                                     7,974,015         10,980,947           16,487,303         20,956,487

Research and development                           528,329            371,569            1,001,354            730,257
Selling and marketing                            3,065,417          2,912,990            6,246,879          5,920,087
Distribution                                     1,411,523          1,463,690            2,839,124          2,998,960
General and administrative                       2,131,915          2,858,310            4,501,825          5,239,288
Amortization expense                               443,661            439,348              927,753            900,248
                                           ----------------   ----------------     ----------------   ----------------
Total operating expenses                         7,580,845          8,045,907           15,516,935         15,788,840
                                           ----------------   ----------------     ----------------   ----------------

Income from operations                             393,170          2,935,040              970,368          5,167,647

Interest income                                     17,238              6,098               21,025             10,615
Interest expense                                  (814,026)          (790,192)          (1,679,741)        (1,439,526)
Other income                                        41,645             60,033              126,946            150,087
                                           ----------------   ----------------     ----------------   ----------------
Total other expense                               (755,143)          (724,061)          (1,531,770)        (1,278,824)
                                           ----------------   ----------------     ----------------   ----------------

(Loss) income before income taxes                 (361,973)         2,210,979             (561,402)         3,888,823

Income taxes                                       250,276            770,934              266,278          1,229,632
                                           ----------------   ----------------     ----------------   ----------------

Net (loss) income                                ($612,249)        $1,440,045            ($827,680)        $2,659,191
                                           ================   ================     ================   ================

(Loss) earnings per share:
   Basic                                            ($0.08)             $0.19               ($0.11)             $0.35
                                           ================   ================     ================   ================

   Diluted                                          ($0.08)             $0.17               ($0.11)             $0.31
                                           ================   ================     ================   ================

Weighted average shares outstanding:
   Basic                                         7,277,617          7,725,678            7,294,709          7,665,335
                                           ================   ================     ================   ================

   Diluted                                       7,277,617          8,627,333            7,294,709          8,692,140
                                           ================   ================     ================   ================


See accompanying notes.

                                                        IMMUCOR, INC.
                                       Condensed Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                                                  Six Months Ended
                                                                                         November 30,           November 30,
                                                                                             2000                   1999
                                                                                       -----------------      -----------------
OPERATING ACTIVITIES:
  Net (loss) income                                                                           ($827,680)            $2,659,191
  Adjustments to reconcile net (loss) income  to
    net cash (used in) provided by operating activities:
      Depreciation                                                                            1,551,760              1,373,395
      Amortization                                                                              927,753                900,248
      Changes in assets and liabilities:
         Accounts receivable                                                                    514,034             (2,288,361)
         Accounts receivable from former officer and director                                         -                140,946
         Income tax receivable                                                                 (406,415)               180,033
         Inventories                                                                         (2,108,262)            (1,848,289)
         Other current assets                                                                  (988,141)              (247,574)
         Accounts payable                                                                       805,772             (1,070,224)
         Income taxes payable                                                                    25,943                579,568
         Other current liabilities                                                              (10,127)               509,612
                                                                                       -----------------      -----------------

Cash (used in) provided by operating activities                                                (515,363)               888,545

INVESTING ACTIVITIES:
  Purchase of / deposits on property and equipment                                           (1,189,018)            (1,088,497)
  Cash paid for acquisitions                                                                          -               (212,204)
  Acquisition-related severance                                                                       -                (79,019)
  Decrease (increase) in other assets                                                             6,905               (263,337)
                                                                                       -----------------      -----------------


Cash used in investing activities                                                            (1,182,113)            (1,643,057)

FINANCING ACTIVITIES:
  Borrowings/(payments) under line of credit agreements                                       2,640,148               (402,191)
  Payments of long term debt and capitalized leases                                          (2,398,030)              (807,473)
  Borrowings of long term debt and capitalized leases                                         3,191,572                      -
  Exercise of stock options and warrants  (259,131 shares)                                            -              2,062,049
  Purchase and retirement of stock  (184,500 shares)                                         (1,484,713)                     -
                                                                                       -----------------      -----------------

Cash provided by  financing activities                                                        1,948,977                852,385

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (562,389)               102,458
                                                                                       -----------------      -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (310,888)               200,331

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,505,926              2,793,592
                                                                                       -----------------      -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $3,195,038             $2,993,923
                                                                                       =================      =================

                                 IMMUCOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2000, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Certain reclassifications were made in the consolidated financial statements for the six-month period ended November 30, 1999 to conform to the presentation for the six-month period ended November 30, 2000.

2.      INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                                      As of                          As of
                                                November 30, 2000                May 31, 2000
                                              ----------------------         ----------------------
Raw materials and supplies                               $5,713,275                     $4,983,303
Work in process                                           1,298,526                      1,603,117
Finished goods                                           11,909,700                     10,226,819
                                              ----------------------         ----------------------

                                                        $18,921,501                    $16,813,239
                                              ======================         ======================

3.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended                 Six Months Ended
                                                    November 30,     November 30,     November 30,     November 30,
                                                        2000             1999             2000             1999
                                                   ---------------- ---------------  ---------------- ---------------
Numerator for basic and diluted earnings per share:
  (Loss) income available to common
           shareholders                                 $(612,249)     $ 1,440,045        $(827,680)      $2,659,191
                                                   ================ ===============  ================ ===============

Denominator:
  For basic (loss) earnings per share - weighted
  average basis                                          7,277,617       7,725,678         7,294,709       7,665,335

  Effect of dilutive stock options and warrants           -                901,655          -              1,026,805
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted (loss) earnings per share
  adjusted weighted-average shares                       7,277,617       8,627,333         7,294,709       8,692,140
                                                   ================ ===============  ================ ===============

Basic (loss) earnings per share                            $(0.08)           $0.19           $(0.11)           $0.35
                                                   ================ ===============  ================ ===============

Diluted (loss) earnings per share                          $(0.08)           $0.17           $(0.11)           $0.31
                                                   ================ ===============  ================ ===============

4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                              -------------------------------------------------------------------------------------------
                                                         Three Months Ended November 30, 2000
                              -------------------------------------------------------------------------------------------

                                 U.S.      Germany       Italy       Canada       Other     Eliminations   Consolidated
Net sales:

   Unaffiliated customers      $10,532      $2,090       $1,330      $1,520       $1,341    $      -           $16,813
   Affiliates                    1,778          76            -          26           53       (1,933)             -
                              ----------- -----------  ----------  -----------  ----------  -------------  --------------
      Total                     12,310       2,166        1,330       1,546        1,394       (1,933)          16,813

(Loss) income from operations       39         282          117         361         (347)         (59)             393


                              -------------------------------------------------------------------------------------------
                                                         Three Months Ended November 30, 1999
                              -------------------------------------------------------------------------------------------

                                 U.S.      Germany       Italy       Canada       Other     Eliminations   Consolidated
Net sales:
   Unaffiliated customers      $12,751      $2,757       $1,751      $1,415       $1,576    $     -            $20,250
   Affiliates                    1,731         147            -          80          949       (2,907)             -
                              ----------- -----------  ----------  -----------  ----------  -------------  --------------
      Total                     14,482       2,904        1,751       1,495        2,525       (2,907)          20,250

(Loss) income from operations    2,024         372          168         452          (81)          -             2,935


                              -------------------------------------------------------------------------------------------
                                                          Six Months Ended November 30, 2000
                              -------------------------------------------------------------------------------------------

                                 U.S.      Germany       Italy       Canada       Other     Eliminations   Consolidated
Net sales:
   Unaffiliated customers      $21,192      $4,122       $2,744      $2,761       $3,076    $     -            $33,895
   Affiliates                    3,387         147            -          45           89       (3,668)             -
                              ----------- -----------  ----------  -----------  ----------  -------------  --------------
      Total                     24,579       4,269        2,744       2,806        3,165       (3,668)          33,895

(Loss) income from operations     (329)        647          294         674         (257)         (59)             970

                              -------------------------------------------------------------------------------------------
                                                          Six Months Ended November 30, 1999
                              -------------------------------------------------------------------------------------------

                                 U.S.      Germany       Italy       Canada       Other     Eliminations   Consolidated
Net sales:
   Unaffiliated customers      $24,985      $4,875       $3,419      $2,497       $3,404    $     -            $39,180
   Affiliates                    3,253         248            -         151        1,329       (4,981)             -
                              ----------- -----------  ----------  -----------  ----------  -------------  --------------
      Total                     28,238       5,123        3,419       2,648        4,733       (4,981)          39,180

(Loss) income from operations    3,656         598          330         719         (127)          (8)           5,168


The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,230,000 and $1,733,000 for the three months ended November 30, 2000 and 1999, respectively and $2,896,000 and $3,481,000 for the six months ended November 30, 2000 and 1999, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $170,000 and $245,000 for the three months ended November 30, 2000 and 1999, respectively and $387,000 and $495,000 for the six months ended November 30, 2000 and 1999, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $720,000 and $560,000 for the three months ended November 30, 2000 and 1999, respectively and $1,280,000 and $1,091,000 for the six months ended November 30, 2000 and 1999, respectively. Product sales to affiliates are valued at market prices.

5.       COMPREHENSIVE (LOSS) INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2000 and 1999 are as follows:

                                              Three Months Ended                         Six Months Ended
                                      November 30,         November 30,         November 30,           November 30,
                                          2000                 1999                 2000                   1999
                                     ----------------     ----------------    ------------------     -----------------
Net (loss) income                    $    (612,249)       $   1,440,045         $    (827,680)           $ 2,659,191
Net foreign currency translation          (243,931)            (735,902)             (998,973)              (345,488)
                                     ----------------     ----------------    ------------------     -----------------

Comprehensive (loss) income          $    (856,180)       $     704,143         $  (1,826,653)           $ 2,313,703
                                     ================     ================    ==================     =================

Accumulated comprehensive loss as of November 30, 2000 and May 31, 2000 was ($5,985,932) and ($4,986,959), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the condensed consolidated balance sheets.

6.   ACCOUNTS RECEIVABLE FROM OFFICER AND DIRECTOR

On June 6, 2000, Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company acknowledges that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 2%, which is the Company's current borrowing rate. As of November 30, 2000, the amount owed to Immucor, Inc. is $369,000 and is secured by 105,000 Immucor shares.

7.   CONTINGENCIES

During the quarter ended August 31, 2000, isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup for either of these procedures. In addition to this, the Company's corrective action plan for blood grouping was accepted by the FDA. This plan calls for the submission of a 510(k) to the FDA. The Company expects this document to be filed with the FDA by February 1, 2001. At that time Company service engineers will begin the process of completing field corrective action on the ABS2000 and will begin accumulating clinical data for group and type assays for selected customers. This data will be collated by the Company and submitted to the FDA for expedited review. Upon clearance by the FDA, the safety alert for group and type assays will be lifted. These performance issues may result in further delays in customers accepting instruments, and continue to affect sales of reagents used in the instruments, and both of these factors will adversely impact sales and earnings. The Company deferred recognition of instrument sales of approximately $1 million in the first and second quarters and believes this is a conservative approach to accounting for sales made in connection with its third party leasing arrangement. In addition, the Company may receive requests for refunds on instruments already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues. At the date of this report only three ABS2000 installations have requested credits. A private label leasing company that finances customer purchases of ABS2000 instruments has advised the Company that it is not willing to provide financing for additional purchases of this instrument until it satisfies itself that the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA. The Company is working with the leasing company to help it obtain the required confirmation from the FDA.

When the Company acquired Gamma Biologicals, Inc. ("Gamma Biologicals") in October 1998, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleges that the recently introduced Gamma ReACT Test System infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. On September 5, 2000 a third patent was issued to the Foundation. The plaintiffs have asserted infringement of this patent and are seeking to add this patent to the lawsuit. The Company, in light of this new patent, is evaluating its position. A reserve for the lawsuit was recorded with the acquisition of Gamma Biologicals and management believes it is sufficient to cover contingent expenses related to the resolution of the lawsuit.

European results were adversely affected by the interrupted supply of a distributed product produced by a large multinational supplier. The backorder situation escalated in the first quarter of fiscal 2001 and reduced sales by an estimated $230,000 and by a similar amount in the second quarter. The Company believes that the backorder situation will continue. (see Part II Item 1. Legal Proceedings). The Company expects European results to continue to be suppressed unless and until this supply problem can be satisfactorily resolved.

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

Financial Condition and Liquidity:

    As of November 30, 2000, the Company's cash position totaled $3,195,000, an improvement of $360,000 for the quarter. During the quarter the Company had a net increase in borrowings on long-term debt and capitalized leases of $1.3 million to fund capital improvements necessary to meet FDA quality requirements and for inventory purchases. For the six-month period, $6.4 million additional debt was assumed to fund capital improvements, to repay $3.0 million in debt and to repurchase $1.5 million of the Company's common stock.

     During the first and second quarters, the Company did not achieve the Fixed Charge Coverage, Funded Debt to EBITDA and Liquidity ratios as specified in its loan agreement with its primary bank. These covenant calculations deteriorated due to the Company's recent reported losses. The bank has agreed to waive the present loan covenant defaults for the period ended November 30, 2000, and the Company is finalizing the restructuring of the loan covenants and debt repayment schedule. Management believes, now that the FDA has lifted the ABS2000 safety notification for antibody screen and crossmatch, that the Com-pany's current cash and cash equivalents, internally generated funds, and amounts available under the lines of credit should be more than sufficient to support operations for planned product introduction and continued improvement and development of products during the next 12 months. Management also believes that should the need arise for additional capital for other corporate purposes that these needs would be available through the issuance of various forms of equity or debt.

Results of Operations:

Net sales

    Net sales for the three months ended November 30, 2000 totaled $16,813,000, a decrease of $3,437,000 (17%) from last year's $20,250,000. The decrease in sales was due, in large part, to lower instrumentation sales in the U.S following the ABS2000 safety notification issued in the first quarter (see Note
7. Contingencies). The Company generated instrument revenues of $930,000 for the quarter compared to $3,589,000 for the same period last year. Customer returns and the loss of revenue for reagents provided free of charge to customers performing backup testing also reduced second quarter sales by approximately $591,000. The strength of the US dollar versus the Euro had the effect of reducing reported European sales by approximately $1,200,000, or 20%, when compared to the prior year. For the six months ended November 30, 2000, net sales were $33,895,000 versus $39,180,000 in the prior year.

Gross profit

    As a percent of sales, gross profit for the three months ended November 30, 2000 equaled 47.4% compared to 54.2% for the same period in 1999. The decrease in gross profit margin was primarily caused by ABS2000 instrument installation costs incurred in this quarter, in advance of revenue recognition. The Company now expects to record these revenues as the instruments are accepted. Further costs were incurred for implementation of additional quality assurance and quality system policies to bring the manufacturing operations into FDA compliance. Gross profit for the six months ended November 30, 2000 totaled 48.6% versus 53.5% for the same period in 1999. The Company has launched an aggressive reagent price increase that it expects will improve sales and profits significantly while only adding minor increases to the overall cost of patient care. It is expected that this price increase, coupled with new instrument placements, will return the Company to profitability by the fiscal fourth quarter.

Operating expenses

    When compared to the prior year, research and development costs for the three and six-month periods ended November 30, 2000 increased $157,000 and $271,000 due to instrument development initiatives for the Galileo for the European market. The project is on track for a launch in late calendar year 2001. The Galileo is designed to fulfill the need in Europe for a high throughput blood serology-testing device with a test menu that includes antibody screening.

    Selling and marketing expenses for the three and six month periods increased $152,000 and $327,000 as compared to the same periods last year. The Company recorded $230,000 in additional expense representing the impact of the interrupted reagent sales on ABS customers who financed their instrument purchase through fee per use arrangements.

    Distribution expenses as a percentage of sales have increased from 7.2% to 8.3% for the fiscal year to date as compared to the prior period, although costs remained relatively constant. The decrease in sales in the current period was due primarily to the impact of the ABS2000 safety alert and the strength of the US dollar. Neither factor had a significant impact on distribution activities. Shipments of core reagent products continued at or above historical levels.

     General and administrative expenses and amortization expense for the three and six month periods remained relatively constant, as a percentage of sales, as compared with the same periods last year.

Interest expense

    When compared to the prior year three and six month periods, interest expense increased $24,000, or 3% and $240,000, or 17%. This is the result of increased borrowings on long-term debt and capitalized leases as outlined in Financial Condition and Liquidity.

Other income

    Other income decreased for the three and six month periods as compared to the prior year due to foreign currency transaction losses offsetting foreign currency transaction gains in the current periods.

Income taxes

    Income tax expense decreased during the three and six-month periods ended November 30, 2000, as compared to the prior period, due primarily to the domestic operating loss that was offset by taxes on income provided in Germany and Canada as a result of the Company's ongoing implementation of tax planning strategies. The domestic operating losses will offset future domestic earnings as the Company returns to profitability.

ITEM 3.  Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K.

                                     Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

On December 28, 2000 the Company initiated arbitration against Becton, Dickinson and Company with the American Arbitration Association to take place in Santa Clara County, California. The Company's claims against Becton, Dickinson and Company relate to a Distributor Agreement between the Company and Biometric Imaging, Inc., and Becton, Dickinson and Company became a party to this agreement when they acquired Biometric Imaging, Inc. in 1999. The Company alleges that Becton, Dickinson and Company either intentionally, recklessly or negligently failed to supply medical testing instruments and assay test kits and either intentionally, recklessly or negligently supplied defective assay test kits in violation of its obligations under this Distributor Agreement. The Company seeks specific performance by Becton, Dickinson and Company of the Distributor Agreement or, in the alternative, compensatory and punitive damages in an amount in excess of $4 million. The Company acknowledges that this proceeding is in its initial stages and cautions that it can not accurately estimate the amount it may recover, if any.

Item 4.  Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders was held on November 30, 2000. At the meeting, the shareholders were asked to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 30 million shares to 45 million shares. This resolution was approved with 6,527,615 votes being cast in favor of the proposal and 773,263 votes were withheld or voted against the proposal and 22,308 shares abstained.

In addition, a proposal to stagger the terms of the board of directors into three classes was not approved. This resolution received 2,495,654 votes in favor of the proposal and 1,611,964 votes were case against the proposal or withheld. 38,650 shares abstained and there were 3,176,918 broker non-votes.

Finally, each member of the board was re-elected to the board of directors until the next annual meeting of shareholders. Each directors received the following number of votes:

                                        For                  Against or Withheld
       Edward L. Gallup              6,439,602                     883,584
       Didier L. Lanson              6,634,832                     688,354
       Dennis M. Smith, Jr. M.D.     6,639,132                     684,054
       Ralph A. Eatz                 6,638,132                     685,054
       G. Bruce Papesh               6,511,968                     811,218
       Joseph E. Rosen               6,636,532                     686,654
       Dr. Gioacchino De Chirico     6,625,932                     697,254
       Daniel T. McKeithan           6,632,132                     691,054

Item 6. Exhibits and Reports on Form 8-K.
         (a) The Company has filed the following exhibits with this report:

         3.1      Amended and Restated Articles of Incorporation

         3.2      Amended and Restated Bylaws.

         4.2 Amendment No. 1 to Shareholders Rights Agreement dated as of November 29, 2000 between Immucor, Inc. and EQUISERVE Trust Company, N.A.

         27       Financial data schedule.

(b) The Company  filed a report on Form 8-K on November 30, 2000  describing  in
Item 9 of such report in accordance with Regulation FD certain statements made by management of the Company at its annual meeting of shareholders.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date:  January 16, 2001








/s/  Edward L. Gallup         Edward L. Gallup, President








/s/  Steven C. Ramsey         Steven C. Ramsey, Senior Vice President - Finance
                                        (Principal Accounting Officer)