Form 10-Q
period 2001-02-28
IMMUCOR INC
filed 2001-04-23
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

     (Mark One)
         X        Quarterly Report Pursuant to Section 13 or 15(d)
         -
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: February 28, 2001
                                       OR
         _        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         As of April 12, 2001: Common Stock, $0.10 Par Value - 7,277,617



                                  IMMUCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        February 28, 2001       May 31, 2000
                                                                                       ------------------------------------------
ASSETS                                                                                     (Unaudited)            (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  2,912,588          $  3,505,926
   Accounts receivable, trade - Net                                                             23,077,046            21,726,062
   Inventories                                                                                  16,925,846            16,813,239
   Income taxes receivable                                                                       2,043,447               752,470
   Deferred income taxes                                                                           956,596               902,409
   Prepaid expenses and other                                                                    2,059,959             1,321,363
                                                                                       --------------------  --------------------

     Total current assets                                                                       47,975,482            45,021,469

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,151,339            17,475,882

DEFERRED INCOME TAXES                                                                            1,120,238             1,120,238

OTHER ASSETS - Net                                                                               3,216,330             2,251,293

DEFERRED LICENSING COSTS - Net                                                                   1,872,152             2,044,850


EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          29,214,900            33,861,147
                                                                                       --------------------  --------------------

                                                                                              $101,550,441          $102,774,879
                                                                                       ====================  ====================

















See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                        February 28, 2001       May 31, 2000
                                                                                       -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)
CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                      $    5,843,017         $    2,952,307
   Current portion of long-term debt                                                           39,168,647              4,277,598
   Current portion of capital lease obligations                                                   759,987                618,240
   Accounts payable                                                                            11,205,178              9,442,977
   Income taxes payable                                                                            62,250                 74,715
   Accrued salaries and wages                                                                   1,411,535              1,346,874
   Deferred income taxes                                                                          400,578                164,243
   Other accrued liabilities                                                                    5,328,369              4,276,554
                                                                                       ---------------------  --------------------

     Total current liabilities                                                                 64,179,561             23,153,508

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                         -              8,006,213
LONG-TERM DEBT                                                                                    344,457             25,144,272
CAPITAL LEASE OBLIGATIONS                                                                       1,826,803              1,664,165

DEFERRED INCOME TAXES                                                                           2,858,832              3,062,331

OTHER LIABILITIES                                                                                  12,563                825,592

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares and 30,000,000 shares at
     2/28/2001 and 5/31/2000, respectively, $0.10 par value; issued and
     outstanding 7,277,617 at 2/28/2001 and 7,462,118 at 5/31/2000                                727,762                746,212
   Additional paid-in capital                                                                  15,382,541             16,848,804
   Retained earnings                                                                           21,649,485             28,310,741
   Accumulated other comprehensive loss                                                        (5,431,563)            (4,986,959)
                                                                                       ---------------------  --------------------

     Total shareholders' equity                                                                32,328,225             40,918,798
                                                                                       ---------------------  --------------------

                                                                                           $  101,550,441         $  102,774,879
                                                                                       =====================  ====================











See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                Three Months Ended                  Nine Months Ended
                                                                ------------------                  -----------------
                                                         February 28,     February 29,      February 28,     February 29,
                                                         ------------     ------------      ------------     ------------
                                                             2001             2000              2001             2000
                                                             ----             ----              ----             ----

NET SALES.............................................  $   16,861,462   $   19,201,121    $   50,755,968   $   58,380,907

COST OF SALES.........................................       9,825,683        9,025,124        27,232,886       27,248,423
                                                        ---------------   ---------------  ---------------  ---------------
GROSS MARGIN..........................................       7,035,779       10,175,997        23,523,082       31,132,484
                                                        ---------------   ---------------  ---------------  ---------------
OPERATING EXPENSES:
     Research and development.........................         498,361          553,079         1,499,715        1,283,336
     Selling and marketing............................       3,283,774        2,999,163         9,530,653        8,919,250
     Distribution.....................................       1,492,278        1,422,632         4,331,402        4,421,592
     General and administrative.......................       3,568,170        2,732,826         8,069,995        7,972,114
     Loss on impairment of goodwill...................       3,308,119                -         3,308,119                -
     Amortization expense.............................         455,309          453,352         1,383,062        1,353,600
                                                        ---------------   ---------------  ---------------  ---------------
        Total operating expenses......................      12,606,011        8,161,052        28,122,946       23,949,892
                                                        ---------------   ---------------  ---------------  ---------------
(LOSS) INCOME FROM OPERATIONS.........................      (5,570,232)       2,014,945        (4,599,864)       7,182,592
                                                        ---------------   ---------------  ---------------  ---------------
OTHER INCOME (EXPENSE):
     Interest income..................................               -            3,967            11,159           14,582
     Interest expense.................................      (1,191,940)        (707,131)       (2,861,815)      (2,146,657)
     Other - net......................................          56,698           30,760           183,644          180,847
                                                        ---------------   ---------------  ---------------  ---------------
        Total other...................................      (1,135,242)        (672,404)       (2,667,012)      (1,951,228)
                                                        ---------------   ---------------  ---------------  ---------------
(LOSS) INCOME BEFORE INCOME TAXES.....................      (6,705,474)       1,342,541        (7,266,876)       5,231,364
INCOME TAX (BENEFIT) EXPENSE..........................        (871,898)         504,645          (605,620)       1,734,277
                                                        ---------------   ---------------  ---------------  ---------------
NET (LOSS) INCOME.....................................  $   (5,833,576)  $      837,896    $   (6,661,256)  $    3,497,087
                                                        ================ ================  ================ ================
(Loss) earnings per share:
     Basic............................................      $(0.80)           $0.11            $(0.91)           $0.45
                                                        ================ ================  ================ ================
     Diluted..........................................      $(0.80)           $0.10            $(0.91)           $0.40
                                                        ================ ================  ================ ================

Weighted average shares outstanding:
     Basic............................................     7,277,617        7,816,012         7,289,012        7,715,560
                                                        ================ ================  ================ ================
     Diluted..........................................     7,277,617        8,671,191         7,289,012        8,685,157
                                                        ================ ================  ================ ================




See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                           February 28,      February 29,
                                                                                              2001              2000
OPERATING ACTIVITIES:
   Net (loss) income                                                                       $ (6,661,256)       $ 3,497,087
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Depreciation and amortization of property and equipment                                  2,451,349          2,067,921
     Amortization of other assets and excess of cost over net tangible assets acquired        1,383,062          1,353,600
     Impairment of goodwill                                                                   3,308,119                  -
     Loss on retirement of fixed assets                                                          42,522                  -
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                            (1,350,984)        (2,951,808)
       Accounts receivable from former officer and director                                           -            140,946
       Income taxes                                                                          (1,303,478)         1,217,723
       Inventories                                                                             (112,607)          (911,013)
       Other current assets                                                                  (1,766,926)           (198,781)
       Accounts payable                                                                       1,762,201         (2,476,959)
       Other current liabilities                                                              1,179,573           (501,151)
                                                                                         -----------------  -----------------
         Total adjustments                                                                    5,592,831         (2,259,522)
                                                                                         -----------------  -----------------
Cash (used in) provided by operating activities                                              (1,068,425)         1,237,565

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                         (3,258,769)        (2,797,064)
   Cash paid for acquisition, net of cash acquired                                                    -           (673,225)
   Acquisition-related severance                                                                      -            (82,756)
   Decrease (increase) in other assets                                                                -            (15,028)
                                                                                         -----------------  -----------------
Cash used in investing activities                                                            (3,258,769)        (3,568,073)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                                  38,191            111,772
   Proceeds from issuance of long term debt and capital lease obligations                    35,079,771          5,013,226
   Repayment of long-term debt and capital lease obligations                                (29,231,882)        (5,335,872)
   Exercise of stock options and warrants (373,582 shares)                                            -          2,892,933
   Purchase and retirement of stock (184,500 shares)                                         (1,484,713)                 -
                                                                                         -----------------  ----------------
Cash provided by financing activities                                                         4,401,367          2,682,059

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (667,511)          (169,453)
                                                                                         -----------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (593,338)           182,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,505,926          2,793,592
                                                                                         -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  2,912,588       $  2,975,690
                                                                                         =================  ================

See notes to consolidated financial statements

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2000, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Certain reclassifications were made in the consolidated financial statements for the nine-month period ended February 29, 2000 to conform to the presentation for the nine-month period ended February 28, 2001.

2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                                      As of                          As of
                                                February 28, 2001                May 31, 2000
                                              ----------------------         ----------------------
Raw materials and supplies                            $   6,034,944                  $   4,983,303
Work in process                                           1,380,160                      1,603,117
Finished goods                                            9,510,742                     10,226,819
                                              ----------------------         ----------------------
                                                      $  16,925,846                  $  16,813,239
                                              ======================         ======================


3.     (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended                 Nine Months Ended
                                                    February 28,     February 29,     February 28,     February 29,
                                                        2001             2000             2001             2000
                                                   ---------------- ---------------  ---------------- ---------------
Numerator for basic and diluted (loss)
        earnings per share:
(Loss) income available to common shareholders       $ (5,833,576)       $ 837,896      $(6,661,256)      $3,497,087
                                                   ================ ===============  ================ ===============

Denominator:
  For basic (loss) earnings per share - weighted
     average basis                                       7,277,617       7,816,012         7,289,012       7,715,560
  Effect of dilutive stock options and warrants           -                855,179          -                969,597
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted (loss) earnings per
     share-adjusted weighted-average shares              7,277,617       8,671,191         7,289,012       8,685,157
                                                   ================ ===============  ================ ===============

Basic (loss) earnings per share                            $(0.80)           $0.11           $(0.91)           $0.45
                                                   ================ ===============  ================ ===============

Diluted (loss) earnings per share                          $(0.80)           $0.10           $(0.91)           $0.40
                                                   ================ ===============  ================ ===============

4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                             ---------------------------------------------------------------------------------------------------
                                                            Three Months Ended February 28, 2001
                             ---------------------------------------------------------------------------------------------------
                               U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers     $10,654        $2,058        $1,445        $1,225        $1,479      $      -         $16,861
   Affiliates                   1,747           113             -            13            52        (1,925)              -
                             ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                    12,401         2,171         1,445         1,238         1,531        (1,925)         16,861

(Loss)Income from operations   (1,846)           (7)          186           172        (4,075)            -          (5,570)

                             ---------------------------------------------------------------------------------------------------
                                                            Three Months Ended February 29, 2000
                             ---------------------------------------------------------------------------------------------------
                               U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers     $12,140        $2,282        $1,601        $1,312        $1,866      $      -         $19,201
   Affiliates                   1,682           228             -            78           707        (2,695)              -
                             ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                    13,822         2,510         1,601         1,390         2,573        (2,695)         19,201

Income from operations            973           242            83           442           265            10           2,015

                             ---------------------------------------------------------------------------------------------------
                                                            Nine Months Ended February 28, 2001
                             ---------------------------------------------------------------------------------------------------

                               U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers     $31,846        $6,179        $4,189        $3,985        $4,557      $      -         $50,756
   Affiliates                   5,134           260             -            58           142        (5,594)              -
                             ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                    36,980         6,439         4,189         4,043         4,699        (5,594)         50,756

(Loss)Income from operations   (2,174)          641           479           846        (4,333)          (59)         (4,600)

                             ---------------------------------------------------------------------------------------------------
                                                            Nine Months Ended February 29, 2000
                             ---------------------------------------------------------------------------------------------------

                               U.S.         Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers     $37,125        $7,156        $5,020        $3,809        $5,271      $      -         $58,381
   Affiliates                   4,935           476             -           230         2,034        (7,675)              -
                             ----------    ----------    ----------    ----------    ---------     ------------    -------------
      Total                    42,060         7,632         5,020         4,039         7,305        (7,675)         58,381

Income from operations          4,629           840           413         1,162           137             2           7,183


The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,281,000 and $1,747,000 for the three months ended February 28, 2001 and February 29, 2000, respectively and $4,177,000 and $5,228,000 for the nine months ended February 28, 2001 and February 29, 2000, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $594,000 and $624,000 for the three months ended February 28, 2001 and February 29, 2000, respectively and $981,000 and $1,118,000 for the nine months ended February 28, 2001 and February 29, 2000, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $570,000 and $543,000 for the three months ended February 28, 2001 and February 29, 2000, respectively and $1,850,000 and $1,634,000 for the nine months ended February 28, 2001 and February 29, 2000, respectively. Product sales to affiliates are valued at market prices.

5.    COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three-month and nine-month periods ended February 28, 2001 and February 29, 2000 are as follows:

                                              Three Months Ended                         Nine Months Ended
                                      February 28,         February 29,         February 28,           February 29,
                                          2001                 2000                 2001                   2000
                                     ----------------     ----------------    ------------------     -----------------
Net (loss) income                     $  (5,833,576)       $     837,896       $   (6,661,256)        $   3,497,087
Net foreign currency translation            554,369             (308,383)            (444,604)             (653,871)
                                     ----------------     ----------------    ------------------     -----------------

Comprehensive (loss) income           $  (5,279,207)       $     529,513       $   (7,105,860)        $   2,843,216
                                     ================     ================    ==================     =================

Accumulated comprehensive loss as of February 28, 2001 and May 31, 2000 was ($5,431,563) and ($4,986,959), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the consolidated balance sheets.

6.   ACCOUNTS RECEIVABLE FROM OFFICER AND DIRECTOR

On June 6, 2000, Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company acknowledges that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 1%, which is the Company's current borrowing rate. As of February 28, 2001, the amount owed to Immucor, Inc. is $369,000, is secured by 105,000 Immucor shares and is included in other current assets on the balance sheet.

7.  BANK DEBT

As of February 28, 2001, the Company was in violation of certain loan covenants under its Loan Agreement dated February 23, 2001 with its primary lender. Under the terms of the existing loan agreement, this technical default allows the bank to call the note immediately. The bank has not yet agreed to waive the violations; therefore, the Company has reclassified approximately $2.6 million of borrowings under bank line of credit agreements and approximately $35.5 million of long-term debt representing all of its long-term debt with the primary lender to current liabilities on the balance sheet. Management is in the process of renegotiating these covenants with the bank.

8.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS
138),  "Accounting  for  Certain  Derivative  Instruments  and  Certain  Hedging
Activities-an amendment to FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2002. Management believes this statement will not have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101,"SAB 101", Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues and certain transactions. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning December 15, 1999. The Company is evaluating SAB 101 and the effect it will have on its financial statements and its current revenue recognition policy.

9.   INCOME TAX (BENEFIT) EXPENSE

Income tax (benefit) expense as shown in the statements of consolidated operations differ from the amount that would be computed if income before income taxes was multiplied by the United States federal income tax rate (statutory rate) applicable in each period. The reasons for this difference are as follows:


                                                  Three Months Ended                   Nine Months Ended
                                             February 28,      February 29,     February 28,      February 29,
                                                 2001              2000             2001              2000
                                                 ----              ----             ----              ----

Benefit (expense) at statutory rate         $    (2,279,861)   $     456,464   $    (2,470,738)  $    1,778,664
Increase (decrease) resulting from:
   Amortization                                     154,805          154,140           470,241          460,224
   Impairment of goodwill                         1,124,760                -         1,124,760                -
   Foreign operations                               228,325         (105,959)          196,516         (504,611)
   Other                                            (99,927)               -            73,601                -
                                           -----------------------------------------------------------------------
Tax provision per statement of operations   $      (871,898)    $    504,645   $      (605,620)  $    1,734,277
                                           =======================================================================


10.  CONTINGENCIES

During the quarter ended August 31, 2000, isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup for either of these procedures. In addition to this, the Company's corrective action plan for blood grouping was accepted by the FDA and in connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company has completed these tasks and is currently analyzing and collating data to be submitted to the FDA for expedited review. Upon clearance by the FDA, the safety alert for group and type assays will be lifted. These performance issues may result in further delays in customers accepting instruments, and continue to affect sales of reagents used in the instruments, and both of these factors will adversely impact sales and earnings. The Company deferred recognition of instrument sales of approximately $1.0 million in the first and second quarters and believes this is a conservative approach to
accounting   for  sales  made  in  connection   with  its  third  party  leasing
arrangement. In addition, the Company may receive requests for refunds on instruments already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues. As of February 28, 2001, $0.6 million in credits have been issued for instruments. In the quarter, the Company recorded an allowance of $0.3 million for potential future returns of instruments. A private label leasing company that finances customer purchases of ABS2000 instruments has advised the Company that it is not willing to provide financing for additional purchases of this instrument until it satisfies itself that the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA.

When the Company acquired Gamma Biologicals, Inc. ("Gamma Biologicals") in October 1998, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleged that the recently introduced Gamma ReACT Test System infringed U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs sought a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. On September 5, 2000 a third patent was issued to the Foundation. The plaintiffs had asserted infringement of this patent and sought to add this patent to the lawsuit. The Company, in light of this new patent, evaluated its position and negotiated a settlement with the Foundation. Effective February 28, 2001 the Company no longer markets the ReACT Test System and its related reagents. The automated filling machine was turned over to the Foundation and all related instruments and manufacturing materials have been destroyed. The reserve for the lawsuit that was recorded with the acquisition of Gamma Biologicals offset the majority of the costs to exit the ReACT market. Remaining charges of $166,500 of exit costs were recorded in the quarter ended February 28, 2001.

European results were adversely affected by the interrupted supply of a distributed product produced by a large multinational supplier. The backorder situation escalated in the first quarter of fiscal 2001 and reduced sales by an estimated $230,000 and by a similar amount in the second and third quarters. The Company believes that the backorder situation will continue. (see Part II Item
1. Legal Proceedings). The Company expects European results will continue to be suppressed unless and until this supply problem can be satisfactorily resolved.

On October 31, 2000 Menarini Diagnosticos, S.A. filed a lawsuit in Spanish court against Gamma Biologicals, Inc. for damages suffered in the termination of the distribution agreement between the two parties. Gamma Biologicals, Inc. did not receive notification of the lawsuit until the translated legal documents were received on January 21, 2001. With the acquisition of Gamma Biologicals, Inc. in 1998 by Immucor, Inc., it was deemed a Spanish distributor was no longer necessary as Immucor, S.L. would now supply the Spanish market. The plaintiff is seeking an unspecified amount of damages for lost profit and expenses incurred with the introduction and distribution of Gamma products to the Spanish market, as well as legal expenses. (see Part II Item 1. Legal Proceedings).

11.      OTHER

The Company is implementing a cost savings plan designed to reduce costs over $4.0 million annually through layoffs, the closure of operations in the Netherlands and curtailed spending. Officers of the Company have agreed to a salary reduction, which approximates an average of 8 percent of their total base compensation. Layoffs are projected to account for about $3.0 million while the remainder is expected to be achieved through a reduction in programs and closure of the Dutch operations. As a result, for the third quarter the Company recorded approximately $1.3 million in nonrecurring expenses related to the implementation of the plan. The bulk of these costs are included in general and administrative expenses and are primarily related to severance. The Company's return to profitability, the effectiveness of the cost reduction plan, and the regulatory costs related to the ABS2000 are based on certain assumptions. A number of factors could adversely affect the Company's ability to achieve assumptions in the plan. Continued delays in completing the ABS2000 corrective action plan for blood grouping, the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, continued levels of adequate working capital considering recent Company performance, changes in interest rates and general economic conditions are all factors that could affect the outcome of the plan.

Due to continued operating losses and a reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash, nonrecurring impact on earnings of approximately $3.3 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained herein that are not statements of historical fact are forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements concerning the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this discussiont are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the statements regarding the Company's return to profitability, the effectiveness of the cost reduction plan, the Company's ability to renegotiate the financial covenants in its loan agreement with its principal lender, and the regulatory costs related to the ABS2000 are forward looking statements. A number of factors could adversely affect our ability to achieve these things, such as continued delays in completing the ABS2000 corrective action plan for blood grouping, the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, continued levels of adequate working capital considering recent Company performance, changes in interest rates and general economic conditions. In addition, the continued strengthening of the dollar versus the Euro would adversely impact reported European results.

Financial Condition and Liquidity:

As of February 28, 2001, the Company's cash position totaled $2,913,000, an equivalent position to the prior year but a decline of $282,000 for the quarter. During the quarter the Company revised its loan agreement with its primary lender, restructuring the loan covenants and debt repayment schedule. Borrowings under the new loan agreement and related lines of credit totaled $29.4 million, including loan fees of $220,000, retired borrowings under the old loan of $26.0 million and repayment of $1.2 million on the existing German subsidiary loan. In connection with the Company's new agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the new loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios.

The FDA agreed to lift the ABS2000 safety notification for antibody screening and crossmatch assay in December 2000, but due to delays in the completion of the corrective action plan for blood grouping assay on the ABS 2000, instrument sales have not increased as previously expected. Instead, instrument sales have declined for three consecutive quarters. Reduced instrument sales together with costs relating to additional safety procedures and customer concessions related to the FDA safety notification have been a drain on the Company's working capital rather than a source of working capital as in past periods. The Company is taking additional action to generate liquidity and return to profitability in future quarters through the implementation of a cost savings plan designed to reduce costs over $4.0 million annually through layoffs, the closure of operations in the Netherlands and curtailed spending. Officers of the Company have agreed to a salary reduction, which approximates an average of eight percent of their total base compensation. Layoffs are projected to account for about $3.0 million while the remainder of the savings are expected to be achieved through a reduction in programs and the closure of the Dutch operations. As a result, for the third quarter the Company recorded approximately $1.3 million in nonrecurring expenses related to the implementation of the plan.

As a result of this charge to earnings, our recent losses, and other factors, the Company is not in compliance with covenants in its agreement with its principal lender requiring the Company to maintain specified ratios of (i) fixed charge coverage, (ii) funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), (iii) leverage, and (iv) interest coverage. The Company's non-compliance with the leverage ratio covenant was also affected by the Company's write-down of goodwill related to its Belgian and French operations--see Management's Discussion and Analysis--Operating Expenses. These covenant violations impact all of the Company's outstanding term loans and lines of credit.

Under the terms of the loan agreement, the Company's non-compliance with such covenants allows the lender to accelerate or call the notes immediately, terminates the lender's obligation to advance additional funds under any of the lines of credit, allows the lender to charge an additional two percentage points of "default" interest, and allows the lender to exercise its remedies under its security documents. Although the lender has given no indication that it will do any of these things, the Company has reclassified all of its long-term debt with the primary lender ($35.3 million) to current liabilities on the balance sheet in accordance with a conservative approach to its accounting. The Company continues to negotiate with its principal lender for a waiver of such defaults, however, and if the Company is successful in obtaining a waiver of such defaults from its primary lender, the Company will be able, in the future, to classify such amount as long term debt.


Under the present circumstances, our ability to continue as a going concern depends on our lender's forbearance from exercising its remedies under the loan agreement or our ability to obtain other financing. The Company is currently working closely with the lender to obtain an agreement to forbear from exercising such remedies and to reset the financial loan covenants within the agreement to accommodate its recent operating losses and one-time expenses incurred in the third quarter.

We are also exploring alternative sources of financing, including the issuance of various forms of equity and high-yield debentures. We have not identified any definite sources of additional financing, and we cannot assure you that additional financing will be obtained on favorable terms, if at all. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. For the year the Company had a net increase in borrowings on long-term debt and capitalized leases of $5.9 million to fund capital improvements necessary to meet FDA quality requirements, to repay $4.2 million in debt and to repurchase $1.5 million of the Company's common stock. There are no assurances that management will be able to obtain an agreement from the lender to forbear from exercising its remedies and to modify the loan covenants. However, management expects that the projected savings from the cost savings plan, cash and cash equivalents and internally generated funds will be sufficient to support operations and planned capital expenditures for the next 12 months. In addition, management believes that most capital expenditures planned for the next 12 months can be delayed in the event capital resources become inadequate.

Results of Operations:

Net sales

Instrument sales, $0.8 million compared to $2.8 million recorded in the same quarter last year and $2.5 million year to date compared to $8.3 million for the prior year to date, reflect delays in customers accepting instruments. During June 2000, isolated performance issues were experienced by certain ABS2000 customers. The Company took a prudent approach and issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty was corrected. On December 6, 2000, the Company removed the safety alert for the antibody screening and crossmatch assays performed on the ABS2000, however, the safety alert remains in place for blood grouping assays. The Company's corrective action plan for blood grouping was agreed to by the FDA and the Company has begun implementing this plan. These performance issues may result in further delays in customers accepting instruments, which would further adversely impact sales and earnings. During the quarter and for the nine-month period, the Company has issued credits reducing sales by $0.2 million and $0.6 million, respectively. Also, the strength of the U.S.dollar versus the Euro had the effect of reducing reported European sales by approximately $0.9 million compared to the prior year's quarter and $2.8 million when compared to the prior year to date.

Gross profit

Cost of sales increased by $0.7 million as compared to the prior year's quarter despite the decrease in sales, while gross margin, as a percentage of sales, decreased by 10%. Approximately $0.5 million of the increase was caused by higher production costs due to increased FDA regulatory requirements, coupled with expenditures incurred to resolve the ABS2000 issue which should decline in future periods. Also, biological contamination and other isolated manufacturing problems with certain production lots resulted in additional manufacturing costs of approximately $0.2 million. Lower instrument sales caused under-absorption of fixed instrumentation support costs, which also negatively impacted the gross margin. Gross profit for the nine months ended February 28, 2001 totaled 46.6% versus 53.3% for the same period in 2000. The decrease in gross profit margin was primarily caused by ABS2000 instrument installation costs incurred in advance of revenue recognition and reagents provided free of charge to customers performing backup testing. The Company launched an aggressive reagent price increase in the second quarter that is expected to improve sales and profits significantly while only adding minor increases to the overall cost of patient care. The Company has recently received confirmation that the pricing strategy is beginning to work. The Company has renewed an important national account purchasing agreement at higher prices and added a new national account with a significant number of hospitals at prices that should also significantly improve sales and profits.

Operating expenses

When compared to the prior year, research and development costs for fiscal year to date increased $216,000 due to instrument development initiatives for the Galileo for the European market. The project is continuing on track for a launch in late calendar year 2001. The Galileo is designed to fulfill the need in Europe for a high throughput blood serology-testing device with a test menu that includes antibody screening.

Selling and marketing expenses for the three and nine month periods increased $285,000 and $611,000 as compared to the same periods last year. The Company was developing an infrastructure to support an increased level of instrument sales, but in light of the current issues with the ABS2000 and continued customer migration to purchasing groups, the Company has reevaluated the focus of the sales and marketing efforts. Of the over $4.0 million in projected cost savings, $1.7 million, or nearly 50% of the savings will be seen in this area. In the second quarter, the Company recorded $230,000 in additional expense representing the impact of the interrupted reagent sales on ABS customers who financed their instrument purchase through fee per use arrangements.

Distribution expenses as a percentage of sales have increased from 7.6% to 8.5% for the fiscal year to date as compared to the prior period, although costs remained relatively constant. The decrease in sales in the current period was due primarily to the impact of the ABS2000 safety alert and the strength of the U.S.dollar. Neither factor had a significant impact on distribution activities. Shipments of core reagent products continued at or above historical levels.

The major portion of the nonrecurring expenses related to the implementation of the cost savings plan was classified as general and administrative. Of the $1.3 million in nonrecurring expenses, $1.1 million was charged to general and administrative and were primarily related to severance. Amortization expense remained relatively constant with the prior period.

Due to continued operating losses and a reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash, nonrecurring impact on earnings of approximately $3.3 million.

Interest expense

When compared to the prior year three and nine month periods, interest expense increased $485,000 and $715,000, respectively. This is the result of increased borrowings on long-term debt and capitalized leases as outlined in Financial Condition and Liquidity. Last year's third quarter also benefited from a favorable interest rate swap of $75,000.

Other income

Other income increased for the three month period and leveled off for the nine month period, as compared to the prior year, due to foreign currency transaction gains offsetting foreign currency transaction losses in the current quarter.

Income taxes

Income tax expense decreased during the three and nine month periods ended February 28, 2001, as compared to the prior period, due to the operating losses outlined above. Operating losses, for tax purposes, will be carried back to offset prior years' earnings then used to offset future earnings as the Company returns to profitability.

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

On October 31, 2000 Menarini Diagnosticos, S.A. filed a lawsuit in Spanish court against Gamma Biologicals, Inc. for damages suffered in the termination of the distribution agreement between the two parties. Gamma Biologicals, Inc. did not receive notification of the lawsuit until the translated legal documents were received on January 21, 2001. With the acquisition of Gamma Biologicals, Inc. in 1998 by Immucor, Inc., it was deemed a Spanish distributor was no longer necessary as Immucor, S.L. would now supply the Spanish market. The plaintiff is seeking an unspecified amount of damages for lost profit and expenses incurred with the introduction and distribution of Gamma products to the Spanish market, as well as legal expenses.

Item 3.  Defaults Upon Senior Securities.

As of February 28, 2001, the Company was not in compliance with the covenants in its loan agreement with Wachovia Bank, N.A. that require certain fixed charge coverage, funded debt to EBITDA, leverage, and interest coverage ratios. See Management's Discussion and Analysis.

Item 6. Exhibits and Reports on Form 8-K.

         (a) The Company has filed the following exhibits with this report:

               10.23 Loan Agreement Among Immucor,  Inc.,  Dominion  Biologicals
                     Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001.

          (b) The Company did not file any reports on Form 8-K during the three months ended February 28, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date: April 23, 2001








/s/ Edward L. Gallup          Edward L. Gallup, President
-------------------------     (Principal Executive Officer)







/s/ Steven C. Ramsey          Steven C. Ramsey, Senior Vice President - Finance
-------------------------     (Principal Accounting Officer)