Form 10-K
period 2001-05-31
IMMUCOR INC
filed 2001-09-13
CIK 736822

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       X               THE SECURITIES EXCHANGE ACT OF 1934
      ---

                      For the fiscal year ended May 31, 2001

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
                               YES     X         NO
                                    --------         --------
     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. [    X   ]

     As of July 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,690,578.

     As of July 31, 2001, there were 7,277,617 shares of common stock outstanding.

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

     Acquisition of Canadian Distribution Rights. On September 1, 1998, the Company acquired the Canadian distribution rights for the Company's complete line of reagents from its Canadian distributor for a total transaction value of approximately $2.1 million. Immucor's wholly owned Canadian subsidiary, Dominion Biologicals, Ltd. ("Dominion"), took over distribution of the entire range of products. Dominion is currently the leader in the market for conventional reagents in Canada.

     Acquisition of Gamma Biologicals, Inc. On October 27, 1998, the Company completed the acquisition of Gamma Biologicals, Inc. ("Gamma") for a total transaction value of approximately $27.8 million (see Note 3 to the Consolidated Financial Statements). Located in Houston, Texas, Gamma manufactures and distributes a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions in the U.S. and internationally. Gamma was the third largest domestic blood bank serology company before the acquisition. This acquisition significantly strengthened the Company's competitive position in the U.S. market and added to its customer base and product offerings, thereby extending the Company's global marketing reach. Combining Immucor's Automated Product Family and Capture(R) with Gamma's line of monoclonal reagents and red cell products represents a natural fit and creates an enhanced selection of products for our customers worldwide (see Products).

     At the time of acquisition, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleged that the recently introduced Gamma ReACT Test System infringed U.S. patent No. 5,512,432 granted to the Foundation on April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs sought a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. On September 5, 2000 a third patent was issued to the Foundation. The plaintiffs had asserted infringement of this patent and sought to add this patent to the lawsuit. The Company, in light of this new patent, evaluated its position and negotiated a settlement with the Foundation. Effective February 28, 2001 the Company no longer markets the ReACT Test System and its related reagents. The automated filling machine was turned over to the Foundation and all related instruments and manufacturing materials have been destroyed. The ReACT product line represented $1.3 million in sales and $0.79 million in gross profit for the fiscal year ended May 31, 2001.

     Acquisition of French and Belgian Distributor's Rights. On March 15, 1999, the Company acquired its former distributors in France (Immunochim s.a.r.l.) and Belgium (Medichim S.A.), for a combination of cash, Immucor stock options and an incentive earn out, representing a total transaction value of approximately $1.8 million. The Company's direct presence will allow it to take advantage of the large potential for blood bank automation installations in the French market, which the Company believes is the second largest market in Europe.

     Acquisition of the BCA blood bank division assets of Biopool International, Inc. On April 30, 1999 the Company purchased certain assets of the BCA blood bank division of Biopool International, Inc. for approximately $4.5 million. This acquisition added three well-accepted products to the Company's reagent portfolio.

     As a result of the above acquisitions, Immucor became the North American market leader in terms of sales and strengthened its market position worldwide. See - Competition and Marketing and Distribution. The Company financed the acquisitions with cash reserves and the proceeds of a loan from its primary U.S. bank. See Liquidity and Capital Resources and Note 3 to the Consolidated Financial Statements.

     Since 1992 the Company has worked with the medical instrument manufacturer Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., to develop an automated, "walk-away", blood bank analyzer called the ABS2000, using Immucor's proprietary Capture(R) technology. In March 1996, the Company filed a 510(k) application with the U.S. Food and Drug Administration
(the "FDA") for market clearance. On July 6, 1998, the Company announced that the FDA cleared the ABS2000 for marketing in the U.S. The instrument is designed for patient testing in hospital transfusion laboratories and is the first blood bank system that fully automates blood compatibility tests currently performed manually by blood bank technologists. The Company introduced the ABS2000 in the U.S. market during the second quarter of fiscal 1999. See also, Business - Products Under Development.

     During the quarter ended August 31, 2000, isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results with manual backup testing until the cause of the difficulty was identified and corrected. The Company believes it has identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup tests for either of these procedures. In addition, the Company's corrective action plan for blood grouping was accepted by the FDA. In connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company has completed these tasks and has submitted data to the FDA for expedited review. Upon clearance by the FDA, the safety alert for group and type assays will be lifted. These performance issues may result in further delays in customers accepting instruments, and continue to affect sales of reagents used in the instruments, and both of these factors will adversely impact sales and earnings. See Item 7--Management's Discussion and Analysis--Results of Operations. In addition, the Company has received requests for refunds on instruments already placed in service and requests for financial concessions attributable to inconveniences associated with these performance issues. As of May 31, 2001, $0.76 million in credits have been issued for instruments and the Company has an allowance of $0.13 million remaining for potential future returns of instruments. A private label leasing company that finances customer purchases of ABS2000 instruments has advised the Company that it is not willing to provide financing for additional purchases of this instrument while it is under the safety notification. The Company expects that once the leasing company satisfies itself that the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA, they will resume offering financing to instrument customers. Instrument sales revenues declined from $10.4 million in fiscal 2000 to $3.5 million due primarily to this safety alert.

     In March 1998, Immucor signed an exclusive distribution agreement with IBG Systems Limited ("IBG") headquartered in England whereby Immucor assumed the sale, marketing and service of all current and future IBG products in North America. IBG presently has the only semi-automated microtitration plate reader available for sale in the U.S., which interprets Immucor's proprietary solid phase Capture(R) assays. With this agreement, Immucor also obtained the North American distribution rights for blood bank applications of the ROSYS Plato system manufactured by ROSYS Anthos Ag of Switzerland. The system provides medium sized donor centers and large hospital transfusion laboratories with automated liquid and sample handling for processing microtitration plates and also uses Immucor's proprietary solid phase Capture(R) assays. The Company introduced the system in the U.S. and European markets during fiscal 1999. In July 1999 the Company purchased the exclusive distribution rights of the ROSYS Plato from IBG for approximately $250,000 in cash. The Company has entered into a distribution agreement directly with ROSYS Anthos Ag for the distribution of the ROSYS Plato (marketed as ABS Precis in Europe) in North America and Europe.

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

     On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo that will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.

     European results for fiscal 2001 were adversely affected by the interrupted supply of IMAGN 2000 reagents produced by Becton, Dickinson and Company. These products were on a backorder status for the majority of this fiscal year and caused sales to decline by approximately $1.0 million. On December 28, 2000, the Company initiated arbitration against Becton, Dickinson and Company with the American Arbitration Association. The Company's claims against Becton, Dickinson and Company relate to a Distributor Agreement between the Company and Biometric Imaging, Inc., and Becton, Dickinson and Company became a party to this agreement when they acquired Biometric Imaging, Inc. in 1999. The Company sought specific performance by Becton, Dickinson and Company of the Distributor Agreement or, in the alternative, compensatory and punitive damages. On June 11, 2001, the company reached a settlement of the arbitration proceeding it had initiated against Becton, Dickinson and Company. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was made on June 11, 2001 with the second installment of $0.6 million payable not later than April 1, 2002. This settlement represents a reimbursement for asset impairment and lost profits. In return, Immucor agreed to give up its right to distribute the IMAGN instrument and associated reagents in Italy and Portugal and to cooperate with Becton in the transition of customers and product re-launch.


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

     Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed manually using procedures which the Company believes can be significantly improved using its instrumentation and solid phase system to automate the testing procedures. See Products -- Blood Bank Automation and Solid Phase Technology.

     The Company believes that the worldwide market for traditional blood bank reagents is approximately $320 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1 billion. Therefore, the introduction of labor-saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products -- Blood Bank Automation and Solid Phase Technology. The Company anticipates that automation will increase the available market for traditional and automated reagents to $425 million while decreasing the overall cost of blood testing by reducing the labor component by approximately $400 million.

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

     Substantial Market Price Adjustment. Over the past several years manufacturers have been facing increased costs of manufacturing while during the same period market prices for blood bank products have decreased. The Company has begun to utilize its market leadership position in the United States to realign its prices with its costs. The Company expects this adjustment will have significant favorable impact on the Company's financial performance while adding only slightly to the cost of a patient transfusion.

     Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor's family of blood bank testing systems operates exclusively with the Company's proprietary reagent lines and Capture(R) technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per placement is $18,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing consumable usage per placement.

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

Anti-human Globulin          Used with other products for routine crossmatching,
 Serums (Coombs Serums)      and antibody detection and identification; allows a
                             reaction  to occur  by bridging between  antibodies
                             that by themselves could not cause a reaction.

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

Technical Proficiency        Reagent tests  used to determine technical profici-
 Systems                     ency and provide continuing education for technical
                             staff.

Fetal Bleed Screen Kit       Used to detect excessive fetal-maternal  hemorrhage
                             in Rh-negative women.

Capture-P(R)                 Used for the detection of platelet antibodies.

Capture-R(R)                 Used to detect and  identify unexpected blood group
                             antibodies.

Capture-CMV(R)               Used for the detection of antibodies to cytomegalo-
                             virus.

Capture-S(R)                 Used for the detection of antilipid  antibodies for
                             syphilis screening.

SegmentSampler-(TM)          Disposable blood handling safety device.

ABS2000                      Fully automated blood bank  system used for patient
                             ABO/Rh grouping, antibody screening, donor ABO/Rh confirmation testing and crossmatching.

Rh (D) Immune Globulin       Administered  by injection  once  during  and  once
 (Human)                     after  pregnancy  to  an  Rh  negative   woman  who
                             delivers an Rh positive infant to prevent hemolytic
                             disease of the newborn.

HLA Serums                   Transplant typing and paternity testing.

Infectious Diseases          Diagnosis of  certain  infectious  diseases  by the
                             methods  of  ELISA,  Immunofluorescence  and  Latex
                             Slide Tests.

Clinical Chemistry           Blood analysis and pathological testing.






Product Group                         Principal Use   (continued)

Immunofluorescent           Used in clinical research to identify rare cell
 Monoclonal  Antibodies     surface antigens.


Automated Microtitration    Instruments providing laboratories automated batch
 Plate Processors and       processing and positive sample identification of
 Liquid Handlers            routine blood donor tests.


Microtitration Plate        Instrument that reads and interprets test results of
 Reader                     Immucor's proprietary Capture(R) products.

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

     Laboratory  Equipment.   Immucor  also  distributes   laboratory  equipment
designed to automate certain blood testing procedures and used in conjunction with the Company's Capture(R) product.

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

     Solid Phase Technology. In the Company's proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P(R), Capture-R(R), Capture-CMV(R), Capture-S(R) and the Company's ongoing research, the Company believes that solid phase test results, in batch test mode, can generally be obtained in substantially less time than by existing techniques.

     Immucor has obtained FDA clearance for sale of four test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P(R); a Red Cell Antibody Detection System, Capture-R(R); and two Infectious Disease Tests, Capture-CMV(R) and Capture-S(R). In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

Products Under Development

     Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or premarket approval by the FDA. The Company employs several persons in the U.S., whose specific duties are improving existing products and developing new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2001, 2000 and 1999, the Company spent $1,893,600, $2,002,600 and $1,293,600, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers. For the nine-year period ending May 31, 2001 the Company has invested $6.6 million in instrument research and development principally under research contracts with Bio-Tek, Stratec and DYNEX.

     Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

     Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., combining Immucor's reagent manufacturing expertise with Bio-Tek's medical instrumentation expertise to develop an automated, "walk-away", blood bank analyzer, the ABS2000. Bio-Tek has been responsible for engineering, software development and manufacturing. The Company announced clearance to market the ABS2000 in the U.S. from the FDA on July 6, 1998 and continues to develop system software/hardware upgrades to add additional tests to its menu, increase ease of use, improve throughput and add stat testing capabilities. Second generation ABS2000 software is currently under review by the FDA. In June 2000 isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results with manual backup testing until the cause of the difficulty was identified and corrected. The Company believes it has identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup tests for either of these procedures. In addition to this, the Company's corrective action plan for blood grouping was accepted by the FDA and in connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company has completed these tasks and has submitted data to the FDA for expedited review. Upon clearance by the FDA, the safety alert for group and type assays will be lifted. We cannot predict how long it will take to resolve these issues with the FDA. See also, Management's Discussion and Analysis--Liquidity and Capital Resources.

     On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo that will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. Planned capital expenditures for fiscal 2002 include approximately $1,173,000 for final stage development and introduction of the Galileo fully automated analyzer. The Company expects to launch the Galileo in the European market late in calendar 2001.

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

Marketing and Distribution

     Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 5% of the Company's current annual sales volume. The Company believes there is little seasonality to its sales activity and there is no material backlog of orders.

     During fiscal 1999, the Company increased its market share through the successful implementation of its acquisition strategy (see Item 1. - Business). The Company believes it is now the market leader in North America. In addition, the Company seeks to continue to increase its worldwide market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its blood bank automation strategy and solid phase technology.

     The Company markets and sells its products to its customers directly through 114 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, France, and Belgium. In addition, the Company utilizes 16 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. To effect the smooth transition to a systems company, the Company conducted extensive capital sales training of its existing sales force and added specialized capital sales representatives to the organization. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which was significantly strengthened with the acquisition of Gamma in October 1998. The Consultation Laboratory assists the Company's customers in identifying certain blood group antibodies that are rare or difficult to detect. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

     The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 2001, 2000 and 1999, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $31,255,000, $35,147,000, $30,241,000, respectively. These sales accounted for approximately 45%, 46%, and 51% of the Company's total net sales for the respective fiscal years. During the years ended May 31, 2001, 2000 and 1999, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $5,782,000, $6,712,000, and $5,558,000, respectively. Most of the Company's foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. The Company's German operation made net export sales to unaffiliated customers of $1,093,000, $1,515,000 and $1,309,000 for the years ended May 31, 2001, 2000, and 1999, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of $2,361,000, $2,224,000 and $2,542,000 for the years ending May 31, 2001, 2000, and 1999, respectively. The Company's Italian operation made sales in Italy of $5,600,000, $6,656,000, and $6,804,000 for the years ending May 31, 2001, 2000, and 1999, respectively. Please refer to Note 14 to our audited financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which we do business. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. For the two-year period ending May 31, 2001 sales declined $4.8 million due to the exchange fluctuation of the Euro.

Suppliers

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Lionheart Technologies Inc. for the ABS2000, Dynex Technologies Inc. for the DIAS Plus, and ROSYS Anthos AG for the ROSYS Plato (see Note 13 to the Consolidated Financial Statements), and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

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

     On March 9, 2000, Dominion Biologicals Limited received a letter from the FDA detailing deficiencies found in the most recent inspection and providing notice that unless the company demonstrated or achieved compliance with applicable regulations the FDA would begin action to revoke the Establishment License. In reviewing the cost of bringing the facility to current standard and in view that the licensed product generated less than $200,000 in annual revenues the Company, on March 20, 2000, voluntarily surrendered its U.S. Government Establishment License No. 1151 granted by the FDA in May 1992. On June 20, 2000, the FDA revoked said license.

     On April 13, 2000, Gamma Biologicals, Inc. received a letter from the FDA detailing deficiencies found in the most recent inspection and providing notice that unless the company demonstrated or achieved compliance with applicable regulations the FDA would begin action to revoke the Establishment License. The Company responded to the FDA on May 15, 2000, with a detailed plan to bring the Houston facility to current standard. The FDA advised the Company, on July 14, 2000 that its proposed corrective action plan was satisfactory. During fiscal 2001, the Company funded approximately $500,000 of capital improvements necessary to meet FDA quality requirements and expand manufacturing operations at its Houston facility. As a follow-up the FDA performed a non-voluntary inspection beginning December 27, 2000, and reported only minor observations for management consideration.

     Immucor, Inc. received a warning letter dated May 3, 2000, detailing deficiencies found during the January 10-25, 2000, FDA inspection of the Norcross facility. The Company responded to the FDA on May 19, 2000 with a detailed plan to bring the facility into compliance. The FDA advised the Company on July 14, 2000, that its proposed corrective action plan was satisfactory. The FDA performed a non-voluntary inspection beginning October 24, 2000, and reported several observations. Management responded with corrective actions to be taken to the FDA observations.

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

     Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City ("Blood Center") pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2001, 2000 and 1999 the Company paid royalties of approximately $435,200, $409,300, and $411,100 under this agreement. See Note 12 to the Consolidated Financial Statements.

     The Company has registered the trademark "Immucor" and several product names, such as "ABS2000", "ImmuAdd", "Capture", "Capture-P", "MCP", "Capture-R", "Ready-Screen", "Ready-ID", and "Capture-CMV". Dominion Biologicals, Limited has registered the trademark "NOVACLONE". Gamma Biologicals, Inc. has registered the trademark "Gamma" and several product names including "RQC", "ELU-Kit", "Quin", "EGA-Kit", "RiSE", "Tech-Chek", and "SegmentSampler".

     Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but plans to continue production of only one of the products with the registered trademark "RESt".

Competition

     Competition  is based on quality  of  product,  price,  the talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the Company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the Company's emphasis on product quality, the introduction of new products, specialty products, customer service and training. With the Company's fiscal 1999 purchases of Gamma and the assets of the BCA blood bank division of Biopool International, Inc., the Company believes that
Ortho-Clinical Diagnostics, a Johnson & Johnson company, is now its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999.

     Additional European competitors for blood bank products include Biotest, a German company; and Diamed, a Swiss company. Both of these companies have been established longer than the Company and may have greater financial and other resources than the Company. Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the quality and price of its products, the sale of innovative products such as blood bank automation, the Company's Capture(R) products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

Employees

     At July 31, 2001, the Company and its subsidiaries had a total of 419 employees.

     At July 31, 2001, the Company had 274 full time employees in the U.S., of whom 40 were in sales and marketing, 200 were in manufacturing, research and distribution, and 34 were in administration.

     At July 31, 2001, in Germany, Portugal, Italy, Spain, Canada, France, and Belgium, the Company had 145 full-time employees, of whom 74 were in sales and marketing, 41 were in research, distribution and administration and 30 were in manufacturing.

     The Company has experienced a low turnover rate among its technical and sales staff and none of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Item 2.--Properties.

     The Company leases approximately 81,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2001 were $536,000. The term of the lease is for a six-year period ending August 2005 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing and shipping.

     In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2001 totaled $165,000. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 2001 totaled $51,000 for 650 square meters. The Company has five separate lease agreements for the facility in Italy with terms expiring between May 2002 and October 2006. In Portugal, the Company leases 120 square meters of office space and rent expense for the fiscal year ended May 31, 2001 was $14,300. In Spain, the Company leases 165 square meters of office space and rent expense for the fiscal year ended May 31, 2001 was $67,000. In the Netherlands, the Company leased 232 square meters of office and warehouse space near Amsterdam. Rent expense for the fiscal year ended May 31, 2001 totaled $30,300. The Netherlands facility was officially closed as of May 31, 2001. In France, the Company leases 60 square meters and the term of the lease is through October 2007. Rent expense for the fiscal year ended May 31, 2001 totaled $13,000. In Belgium, the Company owns land and a 575 square meter building subject to a first lien mortgage. In Canada, the Company owns the facility. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.

Item 3.--Legal Proceedings.

     No material proceedings are pending against the Company, and no similar proceedings are known by the Company to be contemplated by governmental authorities.

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

                                           High                  Low
                                      ----------------     ----------------
Period June 1 through July 31, 2001         $ 4.800              $ 2.480


Fiscal Year Ended May 31, 2001
First Quarter                                $8.313               $3.438
Second Quarter                                5.438                3.000
Third Quarter                                 4.406                2.688
Fourth Quarter                                4.219                2.200


Fiscal Year Ended May 31, 2000
First Quarter                               $18.875              $11.500
Second Quarter                               16.875               11.000
Third Quarter                                15.313               11.250
Fourth Quarter                               15.000                7.500


     As of July 31, 2001, there were 366 holders of record of the Company's Common Stock. The last reported sales price of the Common Stock on such date was $3.470.

     Immucor has not declared any cash dividends with respect to its Common Stock. The Company presently intends to continue to retain all earnings in connection with its business.

Item 6.--Consolidated Selected Financial Data.

                             (All amounts are in thousands, except per share amounts)
                                                                           Year Ended May 31,
                                             ---------------------------------------------------------------------------------
                                                  2001            2000           1999 (2)           1998          1997 (1)
Net sales                                         $69,438          $76,541          $59,525         $39,790          $35,653
Cost of sales                                      38,086           36,408           27,551          18,168           15,055
                                             ---------------  --------------   --------------  ---------------  --------------
Gross profit                                       31,352           40,133           31,974          21,622           20,598
                                             ---------------  --------------   --------------  ---------------  --------------
Operating expenses:
Research and development                            1,894            2,003            1,294             971              907
Selling, general, and administrative               33,582           30,771           23,812          16,918           16,647
Merger-related expenses                                 -                -              559               -                -
                                             ---------------  --------------   --------------  ---------------  --------------
Total operating expenses                           35,476           32,774           25,665          17,889           17,554
                                             ---------------  --------------   --------------  ---------------  --------------
(Loss) income from operations                      (4,124)           7,359            6,309           3,733            3,044
                                             ---------------  --------------   --------------  ---------------  --------------
Other:
Interest income                                        58               31              313             789              848
Interest expense                                   (3,747)          (2,911)          (1,416)           (616)            (486)
Other                                                 229              231              202             (27)            (264)
                                             ---------------  --------------   --------------  ---------------  --------------
Total other                                        (3,460)          (2,649)            (901)            146               98
                                             ---------------  --------------   --------------  ---------------  --------------

(Loss) income before income taxes                  (7,584)           4,710            5,408           3,879            3,142
Income taxes                                          465            1,898            1,847           1,810            1,302
                                             ---------------  --------------   --------------  ---------------  --------------
Net (loss) income                                $ (8,049)         $ 2,812         $  3,561        $  2,069         $  1,840
                                             ===============  ==============   ==============  ===============  ==============
(Loss) income per share:

     Basic                                        $(1.10)            $0.36            $0.47           $0.26            $0.23
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                      $(1.10)            $0.33            $0.45           $0.25            $0.22
                                              ===============  ==============   ==============  ===============  ==============
Weighted average shares outstanding

     Basic                                          7,286            7,713            7,646           8,095            8,066
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        7,286            8,520            7,959           8,443            8,535
                                             ===============  ==============   ==============  ===============  ==============
Balance Sheet Data:

Working capital                                 $  20,823        $  21,868        $  21,141       $  32,948        $  31,868
Total assets                                       95,813          102,775           99,734          57,544           57,726
Long-term debt, less current portion               39,738           34,815           31,548           8,912           10,666
Retained earnings                                  20,262           28,311           25,499          21,938           19,869
Shareholders' equity                               29,843           40,919           40,053          42,433           41,221


(1)    Includes results of Dominion Biologicals Limited since December 11, 1996.
(2) Includes results of Gamma Biologicals, Inc. since October 27, 1998, Medichim and Immunochim since March 15, 1999 and BCA, a division of Biopool, since April 30, 1999.

Item 7.--Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

     Any statements contained anywhere herein that are not statements of historical fact are forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements concerning the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this discussion are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Specifically, the statements regarding the Company's estimated return to profitability, the effectiveness of the cost reduction plan, the Company's ability to obtain junior capital, and the regulatory costs related to the ABS2000 are forward-looking statements. A number of factors could adversely affect our ability to achieve these things, such as delays in FDA clearance of the ABS2000 safety notification for blood grouping, the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, our ability to maintain adequate working capital considering recent Company performance, changes in interest rates and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results.

(a)  Liquidity and Capital Resources

     Net cash provided by operating activities totaled $2,055,000, $6,024,100, and $5,985,100 for the fiscal years 2001, 2000 and 1999, respectively. As of May 31, 2001, the Company's cash and cash equivalents balance totaled $3.1 million. For the year the Company had a net increase in borrowings on long-term debt and capital lease obligations of $5.8 million to fund capital improvements of approximately $500,000 necessary to meet FDA quality requirements, to repay approximately $3.1 million in U.S. and German debt and to repurchase $1.5 million of the Company's common stock.

     During the third quarter the Company revised its loan agreement with its primary lender, restructuring the loan covenants and debt repayment schedule. Borrowings under the new loan agreement and related lines of credit which totaled $29.4 million, including loan fees of $220,000, were used to retire borrowings under the old loan of $26.0 million and repay $1.2 million on the existing German subsidiary loan. The Company incurred higher borrowing costs to renegotiate the loan. Interest rates have increased to LIBOR plus additional percentage points ranging from 2.0% to 3.75% based on certain calculations as defined in the Loan Agreement that were formerly LIBOR plus 0.5% to 1.4%. In connection with the Company's new agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the new loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios.

     Under the new agreement Term Loan A (as such loan is described in the loan agreement with our primary lender) for $20,000,000 will be repaid in quarterly installments of increasing amounts through December 2005. The balance of the Canadian term loan ($3,827,333 CDN$) will continue with equal quarterly principal installments plus interest through December 2002. A temporary line of credit of $2,000,000 is due October 2001. Retirement of the temporary line of credit is expected to be funded by operating cash flows. Three lines of credit, one for the US amounting to $7,000,000, one for Canada amounting to $4,035,670 ($6,200,000 CDN$) and one for Germany amounting to $2,335,851 (5,400,000 DM)
mature in February 2003. These borrowings bear interest at LIBOR plus additional percentage points ranging from 2.0% to 3.25% based on certain calculations as defined in the Loan Agreement. At the inception of the original acquisition term note, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts Term Loan A's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. The fair value of the interest rate swap agreement was $(87,321) at May 31, 2001. At the inception of the original Canadian revolving line of credit, the Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The fair value of the interest rate swap agreement was $(41,619) at May 31, 2001. Term Loan B for $6,000,000 will be due in full in December 2005. Term Loan B bears interest at LIBOR plus additional percentage points ranging from 2.5% to 3.75% based on certain calculations as defined in the Loan Agreement.

     As of May 31, 2001 the Company had paid all principal and interest payments under the loan agreement. But as a result of the nonrecurring charges to earnings, recent losses, and other factors, the Company was not in compliance with covenants in its agreement with its principal lender requiring the Company to maintain specified ratios of (i) fixed charge coverage, (ii) funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), (iii) leverage, and (iv) interest coverage. The Company's non-compliance with the leverage ratio covenant was also affected by the Company's write-down of goodwill related to its Belgian and French operations--see Management's Discussion and Analysis--Operating Expenses. These covenant violations impacted all of the Company's outstanding term loans and lines-of-credit.

     On September 6, 2001 the Company successfully completed negotiations with its primary lender to issue a waiver of covenant defaults and to reset the loan covenants for the next four quarters in the Loan Agreement dated February 23, 2001. A waiver fee of $750,000 will be paid in twelve equal monthly payments beginning September 30, 2001. Any remaining balance will be paid upon receipt of junior capital. The interest rate on the revolving lines of credit and Term Loan A will be prime plus 0.50% and the interest rate on Term Loan B will be prime plus 2.00%. The Company is required to meet quarterly and cumulative EBITDA covenants in addition to quarterly senior funded debt to EBITDA ratios. Once the Company's trailing twelve-month Senior Funded Debt to EBITDA reaches 2.50 to 1 or less the Company will revert back to the pricing matrix as stated in the Loan Agreement.

     An additional requirement of the waiver is that the Company successfully obtain a minimum of $5.0 million in junior capital by December 31, 2001. If the Company is not successful, the lender will earn an additional fee of $450,000 payable in twelve equal monthly installments beginning January 31, 2002. The lender will also fully earn warrants to purchase 750,000 shares of Immucor, Inc. stock issued at the then current market price of the stock. If the Company meets all of its quarterly EBITDA covenants and no other events of default are then occurring, the lender will return a portion of the warrants to the Company based on when the Company raises the junior capital after December 31, 2001. Specifically, 562,500 warrants would be returned if the $5.0 million of junior capital is raised by January 31, 2002, 375,000 warrants would be returned if the $5.0 million of junior capital is raised by February 28, 2002, and 187,500 warrants would be returned if the $5.0 million of junior capital is raised by March 31, 2002. If the junior capital is not received by December 31, 2001, then the revolving lines of credit and Term Note A would be re-priced at prime plus 2.0% and Term Note B would be re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities would be reset to mature on February 28, 2003.

     The FDA agreed to lift the ABS2000 safety notification for antibody screening and crossmatch assay in December 2000, but due to delays in the completion of the corrective action plan for blood grouping assay on the ABS 2000, instrument sales have not increased as previously expected. Instead, instrument sales were reduced the entire fiscal year. The Company's corrective action plan for blood grouping has been accepted by the FDA. In connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company has completed these tasks and has submitted data to the FDA for expedited review. Reduced instrument sales together with costs relating to additional safety procedures and customer concessions related to the FDA safety notification have been a drain on the Company's working capital rather than a source of working capital as in past periods. Before December, the Company supplied product to the ABS2000 customers free of charge to perform their backup tests. The Company expensed approximately $275,000 to cost of sales for these product supplies. Since December, the Company has charged for these products which is expected to improve cash flows for fiscal 2002. See Item I--Business.

     For fiscal 2001, the Company experienced a $1.65 million, or 2.5%, increase in sales of its core reagent products. The Company expects this trend to continue for fiscal 2002 with the addition of a large purchasing group that will bring an additional $2.5 million in revenues. The Company launched an aggressive reagent price increase in the third quarter that improved revenues by approximately $0.45 million for fiscal 2001, and is expected to continue improving sales by $8.0 million, or 12%, and profits while only adding minor increases to the overall cost of patient care. In fiscal 2002 the Company expects a larger revenue effect as the cycle of contract renewal is completed. These revenue improvements are expected to have a likewise effect on cash flow from operations. However, unforeseen factors may cause revenues to be less than expected.

     In the fourth quarter, the Company implemented a cost savings plan to generate liquidity and return to profitability in future quarters. The plan is expected to reduce costs over $3.0 million annually through layoffs, the closure of operations in the Netherlands and curtailed spending. Officers of the Company agreed to a salary reduction, which approximated an average of eight percent of their total base compensation. Layoffs are projected to provide approximately $2.0 million in savings, while the remainder of the savings are to be achieved through a reduction in programs and the closure of the Dutch operations. In the third quarter the Company recorded approximately $1.3 million in nonrecurring expenses related to the implementation of the plan. The balance of the fourth quarter realized savings in operating expenses of approximately $180,000, or 2.3% over the third quarter, with the implementation of the plan.

     In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2001, 2000 and 1999, the Company repurchased 184,500, 415,500 and 822,800 shares of its common stock for approximately $1.5, $3.5 and $7.4 million, respectively. The Company is restricted from the repurchase of additional shares under debt covenants of the current loan agreement.

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

     During fiscal 2001, the Company funded approximately $500,000 of capital improvements necessary to meet FDA quality requirements and expand manufacturing operations at its Houston facility. See Item I, Business--Regulation of Business. Also, the Company increased its investment in the enterprise software system by implementing improvements on June 1, 2001 of $950,000, including $135,000 in capitalized interest.

     Planned capital expenditures for fiscal 2002 include approximately $1,173,000 for final stage development and introduction of the Galileo fully automated analyzer. The Company expects to launch the Galileo in the European market late in calendar 2001. Additionally, the Company has budgeted $500,000 for manufacturing improvements at its Norcross and Houston facilities during fiscal 2002.

     The Company's Italian and Spanish subsidiaries had approximately $2,047,000 in borrowings under lines of credit as of May 31, 2001 with an additional $436,000 available. The Belgian subsidiary had $667,000 in line of credit agreements at May 31, 2001 with an additional $297,000 available. There are no additional funds available under the U.S. and German lines of credit and $64,000 available under the Canadian line of credit. The Company has nearly exhausted its borrowing capacity. Alternative sources of financing include the issuance of various forms of equity and high-yield debentures. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. However, Management expects that the projected savings from the cost savings plan, revenue generated from reagent price increases, cash and cash equivalents and internally generated funds will be sufficient to support operations and planned capital expenditures for the next 12 months. In addition, Management believes that most capital expenditures planned for the next 12 months can be delayed in the event capital resources become inadequate.


(b)  Results of Operations

Comparison of Years Ended May 31, 2001 and May 31, 2000

Net sales

     Total sales declined to $69.4 million in fiscal 2001 from $76.5 million in fiscal 2000. Instrument sales, $3.5 million compared to $10.4 million recorded for the prior year, reflect delays in customers accepting instruments. During June 2000 isolated performance issues were experienced by certain ABS2000 customers. The Company took a prudent approach and issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty was corrected. On December 6, 2000, the Company removed the safety alert for the antibody screening and crossmatch assays performed on the ABS2000, however, the safety alert remains in place for blood grouping assays. The

Company's corrective action plan for blood grouping was accepted by the FDA and the Company has implemented this plan. These performance issues may result in further delays in customers accepting instruments, which would further adversely impact sales and earnings. For the year, the Company has issued credits reducing sales by $0.76 million for returned instruments and has a reserve of $0.13 million remaining for possible future returns. The Company has an installed instrument backlog of $0.7 million of unbilled revenue awaiting customer acceptance.

     The strength of the U.S. dollar versus the Euro had the effect of reducing reported European sales by approximately $2.4 million compared to the prior year. Italian and Portuguese revenues were also adversely affected by the interrupted supply of IMAGN 2000 reagents of approximately $1.0 million. See
Item 1, -- Business. The revenue fall was mitigated by $2.3 million in revenue improvements. First, the Company experienced a $1.65 million, or 2.5%, increase in sales of its core reagent products. The Company expects this trend to continue for fiscal 2002. Secondly, the Company launched an aggressive reagent price increase in the third quarter that improved revenues by approximately $0.45 million for fiscal 2001, is expected to continue improving sales by $8.0 million, or 12%, and profits while only adding minor increases to the overall cost of patient care. The Company expects to experience a larger revenue effect as the cycle of contract renewal is completed. Last of all, late in the fiscal year the Company renewed important national account purchasing agreements at higher prices and added a new national account with a significant number of hospitals at prices that will bring an additional $2.5 million in revenues. The Company realized $0.2 million in additional sales from the new national account in fiscal 2001. Unforeseen factors may cause revenues to be less than expected.

Gross profit

     Gross profit, as a percentage of sales, totaled 45.2% for the year ended May 31, 2001 versus 52.4% for the year ended May 31, 2000; a decline of 7.2%. Cost of sales increased by $1.7 million as compared to the prior year, despite the decrease in sales. There were additional expenditures of $637,000 incurred to resolve the ABS2000 issue, instrument backlog installation costs of $30,000 incurred in advance of revenue recognition, under-absorption of fixed instrumentation support costs of $924,000, and reagents provided free of charge to customers performing backup testing amounting to $275,000 that all contributed to the negative impact on gross profit. All of these expenditures, except the reagents provided free of charge, likely will continue until the ABS2000 issue is resolved. Additionally, approximately $0.3 million of the increase was caused by higher production costs due to increased FDA regulatory requirements. Also, biological contamination and other isolated manufacturing problems with certain production lots in the third quarter resulted in additional manufacturing costs of approximately $0.2 million. The strength of the U.S. dollar versus the Euro reduced European gross profit by $1.2 million. Gross profit should improve for fiscal year 2002 with the reagent price increase and additional revenue improvements described above. Unforeseen factors may cause gross profit to be less than expected.

Operating expenses

     When compared to the prior year, research and development costs, as a percentage of sales, remained relatively constant. Instrument development initiatives for the Galileo for the European market continue. The project is on track for a launch in late calendar year 2001. The Galileo is designed to fulfill the need in Europe for a high throughput blood serology-testing device with a test menu that includes antibody screening.

     Selling and marketing expenses decreased over $530,000, as compared to last year. The Company was developing an infrastructure to support an increased level of instrument sales, but in light of the current issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of the sales and marketing efforts. Of the over $4.0 million in projected cost savings mentioned in Liquidity and Capital Resources, $1.7 million, or nearly 50% of the savings are expected to be seen in this area. The fourth quarter benefited from the initial cost reduction. The remainder of the savings is expected to be realized in fiscal 2002.

     Distribution expenses as a percentage of sales have increased from 7.8% to 8.2% for fiscal 2001 as compared to the prior year, although costs decreased approximately $300,000, due primarily to a $324,000 decrease in domestic shipping expense. Approximately 40% of the domestic decrease was attributable to volume discounts offered by carriers and reduced overnight shipments. Consolidated shipments of core reagent products continued at or above historical levels. The decrease in sales in the current period was due primarily to the impact of the ABS2000 safety alert and the strength of the U.S. dollar. Neither factor had a significant impact on distribution activities.

     The  major   portion   of  the   nonrecurring   expenses   related  to  the
implementation   of  the  cost  savings  plan  was  classified  as  general  and administrative. Of the $1.3 million in nonrecurring expenses, $1.1 million was charged to general and administrative and was primarily related to severance. Amortization expense remained relatively constant with the prior period.

     Due to continued operating losses and a reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash charge to earnings of approximately $3.1 million. This charge amounts to $0.42 per share of the loss recorded this year and will not recur.


Interest expense

     When compared to the prior year, interest expense increased $836,000. This is the result of increased borrowings and increased borrowing costs on long-term debt and capitalized leases as outlined in Financial Condition and Liquidity.

Other income

     Other income for the current year remained relatively constant as compared to the prior year, and it is comprised primarily of foreign currency transaction gains.

Income taxes

     Income tax expense decreased during the year, as compared to the prior year, due to the operating losses outlined above. Operating losses, for tax purposes, will be used to offset future earnings as the Company returns to profitability. During the fourth quarter, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.1 million. Effectively, this non-cash allowance reflects the elimination of domestic deferred taxes as a balance sheet asset and will have no impact on Immucor's ability to utilize these amounts to reduce future taxes in profitable periods. Without the valuation allowance, the Company's net loss per share was $0.03, compared with a loss of $0.09 per share in the same period last year. With the valuation allowance, the Company's net loss for the fourth quarter of this year was $0.19 per share.



Comparison of Years Ended May 31, 2000 and May 31, 1999

Net Sales

     Net sales realized a 29% increase from $59,525,000 in fiscal 1999 to $76,541,000 in fiscal 2000. Net sales from the operations of companies acquired during fiscal 1999 accounted for $10,091,000, or 59%, of the sales increase ($8,041,000 from Gamma, and $2,051,000 from Medichim, Immunochim, and BCA). Gamma product sales, on a pro forma basis, realized a 9% increase, or $1,300,000. Blood bank automation products and reagent products used with automation  had a 61%  increase  of  approximately  $4,000,000  reinforcing  the
Company's strategy to differentiate itself in the marketplace via instrumentation. The remaining increase in sales of approximately $13,000,000 in traditional reagents represents a 25% increase over fiscal 1999. The Company's European operations increased sales by $2,926,000, of which $1,581,000 was a result of the Company's acquisitions. Revenues of the Company's European affiliates were adversely affected by the strength of the U.S. Dollar versus the Euro, which caused a decrease in reported sales of approximately $2,400,000.

Gross profit

     As a percent of sales revenue, the gross profit margin decreased from 54% to 52%. The decrease was related to the $6,400,000 increase in sales of instruments and the $10,091,000 sales increase related to fiscal 1999 acquisitions. Such sales carry lower gross margins than sales of other proprietary products marketed by the Company. Additionally, the strength of the U.S. Dollar versus the Euro reduced European gross margins by approximately $1,102,400.

Operating expenses

     When compared to the prior year, research and development costs increased $709,000. This increase is due to development work the Company undertook with Stratec Biomedical Systems AG to develop a fully automated instrument designed to allow the Company to effectively compete in the European market.

     Selling and marketing expenses for the year increased $1,779,000 as compared to the prior fiscal year. Part of the increase was due to fiscal 1999 acquisitions, with Medichim and Immunochim accounting for $534,000. The remainder of the increase is primarily due to higher payroll expense for additional personnel required for the Company's instrumentation strategy, the reorganization of the marketing organization of the German affiliate and increased expenses for the expansion of the Company's Spanish operations.

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

Interest Income

         Interest income decreased $282,000 for the year due to lower cash balances as compared to last year caused by the fiscal 1999 acquisitions of Gamma, Medichim and Immunochim, and BCA, which were partially funded with the Company's cash.

Interest Expense

     Interest expense increased from $1,416,000 in fiscal 1999 to $2,911,000 in fiscal 2000 as a result of financing the acquisitions of Gamma, Medichim and Immunochim, and BCA.

Other income(expense)

     The increase in other income of $29,000 as compared to prior year was caused by reduced foreign currency transaction losses recorded in Europe.

Income Taxes

     As a percent of pretax income, the provision for income taxes increased in fiscal 2000, as compared to 1999, from 34% to 40%. The increase was the result of minimum tax charges in Europe. These minimums became relevant during the year as the strength of the U.S. dollar compared to the Euro caused local operating profits to decline.

(c)  Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS
138), Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133. This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2002. Management believes this statement will not have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC Staff's views regarding the recognition and reporting of revenues and certain transactions. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning after December 15, 1999. The Company has evaluated its current revenue recognition policy and found it in compliance with the Staff Accounting Bulletin.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt Statement 142 effective June 1, 2002. Goodwill will be tested for impairment at least annually using a two-step process that will start with an estimation of the fair value. The first step will screen for potential impairment, and the second step will measure the amount of impairment, if any.

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

     Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. The Company has entered into interest rate swaps to effectively convert a portion of variable rate bank debt into fixed rates. At May 31, 2001 and May 31, 2000, the Company had an interest rate swap agreement in the Company's functional currency, maturing in 2005 with an aggregate notional principal amount of $15 million. At May 31, 2001 and May 31, 2000, the Company had an interest rate swap agreement in Canadian dollars, maturing in December 2001 with an aggregate notional principal amount of $2.4 million. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At May 31, 2001 and May 31, 2000, the Company would have (paid) received $(87,321) and $767,700, respectively, to terminate the agreement in the Company's functional currency. At May 31, 2001 and May 31, 2000, the Company would have (paid) received $(41,619) and $600, respectively, to terminate the Canadian dollar agreement. See Note 4 to the Consolidated Financial Statements.

     Foreign Currency. Operating income generated outside the United States was 17% in 2001, 43% in 2000 and 54% in 1999. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. It has not been the Company's practice to actively hedge its foreign subsidiaries' assets or liabilities denominated in local currency except for the occasional purchase of forward exchange contracts. Most of the foreign currency exposures are managed locally by the Company's foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2001, 2000, and 1999 the Company recorded foreign currency transaction gains (losses) of approximately $(10,000), $152,000, and $202,000, respectively.


Item 8.--Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Company are included under this item:

       -Report of Independent Auditors

       -Consolidated Balance Sheets, May 31, 2001 and 2000

       -Consolidated Statements of Operations for the Years Ended May 31,  2001,
             2000 and 1999

       -Consolidated Statements  of Shareholders' Equity  for  the  Years  Ended
             May 31, 2001, 2000 and 1999

       -Consolidated Statements of Cash Flows for the Years Ended  May 31, 2001,
             2000 and 1999

       -Notes to Consolidated Financial Statements

       -Consolidated Financial Statement Schedule

                         REPORT OF INDEPENDENT AUDITORS


To Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (the "Company") as of May 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP

Atlanta, Georgia
August 29, 2001, except for paragraph 6
       of Note 17 as to which the date is
       September 11, 2001

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        May 31,
                                                                                       ------------------------------------------
ASSETS                                                                                        2001                  2000

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 3,124,517           $ 3,505,926
   Accounts receivable, trade (less allowance for doubtful accounts of  $1,244,488 in
     2001 and $1,164,582 in 2000)                                                               21,167,490            21,726,062
   Loan to officer                                                                                 395,826                     -
   Inventories                                                                                  15,668,637            16,813,239
   Income taxes receivable                                                                         402,243               752,470
   Deferred income taxes                                                                           631,797              902,409
   Prepaid expenses and other                                                                      891,356             1,321,363
                                                                                       --------------------  --------------------
     Total current assets                                                                       42,281,866            45,021,469

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             18,333,952            17,475,882

DEFERRED INCOME TAXES                                                                            1,525,936             1,120,238

OTHER ASSETS - Net                                                                               2,104,845             2,251,293

DEFERRED LICENSING COSTS - Net                                                                   1,652,102             2,044,850

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          28,913,981            33,861,147
                                                                                       --------------------  --------------------

                                                                                               $95,812,682          $102,774,879
                                                                                       ====================  ====================





















See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        May 31,
                                                                                       -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           2001                  2000

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                      $    2,417,121         $    2,952,307
   Current portion of long-term debt                                                            5,563,363              4,277,598
   Note payable to related party                                                                  349,654                      -
   Current portion of capital lease obligations                                                   768,142                618,240
   Accounts payable                                                                             8,647,066              9,442,977
   Income taxes payable                                                                            23,102                 74,715
   Accrued salaries and wages                                                                   1,530,772              1,346,874
   Deferred income taxes                                                                           98,308                164,243
   Other accrued liabilities                                                                    3,561,676              4,276,554
                                                                                       ---------------------  --------------------

     Total current liabilities                                                                 22,959,204             23,153,508

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                 3,268,740              8,006,213

LONG-TERM DEBT                                                                                 34,839,576             25,144,272

CAPITAL LEASE OBLIGATIONS                                                                       1,629,705              1,664,165

DEFERRED INCOME TAXES                                                                           3,119,402              3,062,331

OTHER LIABILITIES                                                                                 152,588                825,592

SHAREHOLDERS' EQUITY:
   Common  stock -  authorized  45,000,000  shares  and 30,000,000  shares at
     May 31, 2001 and May 31, 2000, respectively, $0.10 par value; issued and
     outstanding  7,277,617  at  May 31, 2001  and  7,462,118 at May 31, 2000                     727,762                746,212
   Additional paid-in capital                                                                  15,439,889             16,848,804
   Retained earnings                                                                           20,261,628             28,310,741
   Accumulated other comprehensive loss                                                        (6,585,812)            (4,986,959)
                                                                                       ---------------------  --------------------

     Total shareholders' equity                                                                29,843,467             40,918,798
                                                                                       ---------------------  --------------------

                                                                                            $  95,812,682         $  102,774,879
                                                                                       =====================  ====================
















See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended May 31,
                                                                 -----------------------------------------------------------------
                                                                        2001                  2000                   1999

NET SALES                                                              $ 69,438,114          $ 76,540,476          $ 59,524,539

COST OF SALES                                                            38,086,270            36,407,764            27,550,548
                                                                 --------------------  --------------------  ---------------------

GROSS PROFIT                                                             31,351,844            40,132,712            31,973,991

OPERATING EXPENSES:
   Research and development                                               1,893,580             2,002,597             1,293,576
   Selling and marketing                                                 11,854,242            12,391,837            10,612,516
   Distribution                                                           5,659,707             5,966,178             3,648,456
   General and administrative                                            11,107,861            10,533,826             8,460,525
   Merger-related expenses                                                        -                     -               558,973
   Loss on impairment of goodwill                                         3,062,519                     -                     -
   Amortization expense                                                   1,897,582             1,879,049             1,091,278
                                                                 --------------------  --------------------  ---------------------
                                                                         35,475,491            32,773,487            25,665,324
                                                                 --------------------  --------------------  ---------------------

(LOSS) INCOME FROM OPERATIONS                                            (4,123,647)            7,359,225             6,308,667

OTHER:
   Interest income                                                           57,530                30,801               313,219
   Interest expense                                                      (3,746,928)           (2,911,029)           (1,416,179)
   Other, net                                                               229,383               230,658               202,093
                                                                 --------------------  --------------------  ---------------------
                                                                         (3,460,015)           (2,649,570)             (900,867)
                                                                 --------------------  --------------------  ---------------------

(LOSS) INCOME BEFORE INCOME TAXES                                        (7,583,662)            4,709,655             5,407,800

INCOME TAXES                                                                465,451             1,897,635             1,846,776
                                                                 --------------------  --------------------  ---------------------

NET (LOSS) INCOME                                                     $  (8,049,113)         $  2,812,020          $  3,561,024
                                                                 ====================  ====================  =====================
(LOSS) INCOME PER SHARE

    Basic                                                                   $(1.10)                 $0.36                 $0.47
                                                                 ====================  ====================  =====================

    Diluted                                                                 $(1.10)                 $0.33                 $0.45
                                                                 ====================  ====================  =====================







See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                       Additional                      Other            Total
                                                  Common Stock          Paid-In       Retained     Comprehensive    Shareholders'
                                            -------------------------
                                               Shares       Amount       Capital      Earnings          Loss           Equity
                                            ---------------------------------------------------------------------------------------
BALANCE, JUNE 1, 1998                          8,078,811 $    807,881  $ 22,079,468 $ 21,937,697  $   (2,392,496)  $  42,432,550

Exercise of stock options and warrants           232,400       23,240     1,661,232            -               -       1,684,472
Tax benefits related to stock options
  and other                                            -            -       188,855            -               -         188,855
Issuance of warrants                                   -            -       310,000            -               -         310,000
Stock repurchase                                (822,800)     (82,280)   (7,293,670)           -               -      (7,375,950)
Comprehensive income:
   Foreign currency translation adjustment             -            -             -            -        (748,284)       (748,284)
   Net income                                          -            -             -    3,561,024               -       3,561,024
                                            ---------------------------------------------------------------------------------------
Total comprehensive income                             -            -             -    3,561,024        (748,284)      2,812,740
                                            ---------------------------------------------------------------------------------------

BALANCE, MAY 31, 1999                          7,488,411      748,841    16,945,885   25,498,721      (3,140,780)     40,052,667

Exercise of stock options and warrants           389,207       38,921     2,947,602            -               -       2,986,523
Tax benefits related to stock options
  and other                                            -            -       377,375            -               -         377,375
Stock repurchase                                (415,500)     (41,550)   (3,422,058)           -               -      (3,463,608)
Comprehensive income:
   Foreign currency translation adjustment             -            -             -            -      (1,846,179)     (1,846,179)
   Net income                                          -            -             -    2,812,020               -       2,812,020
                                            ---------------------------------------------------------------------------------------
Total comprehensive income                             -            -             -    2,812,020      (1,846,179)        965,841
                                            ---------------------------------------------------------------------------------------

BALANCE, MAY 31, 2000                          7,462,118      746,212    16,848,804   28,310,741      (4,986,959)     40,918,798

Tax benefits related to stock options
  and other                                            -            -        57,348            -               -          57,348
Stock repurchase                                (184,501)     (18,450)   (1,466,263)           -               -      (1,484,713)
Comprehensive income:
   Foreign currency translation adjustment             -            -             -            -      (1,598,853)     (1,598,853)
   Net loss                                            -            -             -   (8,049,113)              -      (8,049,113)
                                            ---------------------------------------------------------------------------------------
Total comprehensive loss                               -            -             -   (8,049,113)     (1,598,853)     (9,647,966)
                                            ---------------------------------------------------------------------------------------

BALANCE, MAY 31, 2001                          7,277,617 $    727,762  $ 15,439,889 $ 20,261,628  $   (6,585,812)   $ 29,843,467
                                            =======================================================================================











See notes to consolidated financial statements


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended May 31,
                                                                      -----------------------------------------------------
                                                                           2001               2000              1999

OPERATING ACTIVITIES:
   Net (loss) income                                                     $(8,049,113)       $2,812,020         $3,561,024
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment               4,228,545        2,936,615          2,215,848
     Amortization of other assets and excess of cost over net
       tangible assets acquired                                            1,897,582         1,879,049          1,091,278
     Impairment of goodwill                                                3,062,519                 -                  -
     Deferred tax provision                                                 (143,950)           79,110             36,190
     Changes in operating assets and liabilities, net of effects of business acquisitions:
       Accounts receivable, trade                                            558,572          (227,173)        (2,382,232)
       Accounts receivable from former officer and director                        -           140,946            554,484
       Loan to officer                                                      (395,826)                -                  -
       Income taxes                                                          358,633           370,222            (34,608)
       Inventories                                                         1,144,602        (1,228,317)        (2,749,627)
       Other current assets                                                  528,254         (231,492)          (767,083)
       Accounts payable                                                     (795,911)         (675,764)         2,383,200
       Other current liabilities                                            (336,232)           91,979          1,887,806
                                                                      ----------------  -----------------  ----------------
         Total adjustments                                                10,104,117         3,212,081          2,424,111
                                                                      ----------------  -----------------  ----------------

Cash provided by operating activities                                      2,055,004         6,024,101          5,985,135

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                      (5,522,107)       (3,418,430)        (3,129,404)
   Cash paid for acquisition, net of cash acquired                                 -          (523,682)       (32,571,040)
   Acquisition-related severance                                                   -           (85,960)        (2,387,449)
   Increase in other assets                                                        -          (258,972)        (2,709,599)
                                                                      ----------------  -----------------  ----------------

Cash used in investing activities                                        $(5,522,107)      $(4,287,044)      $(40,797,492)
























See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended May 31,
                                                                    -------------------------------------------------------------
                                                                           2001                 2000                 1999
FINANCING ACTIVITIES:
   Borrowings net of repayments under line of credit agreements         $  2,058,297         $    555,068         $  5,379,103
   Proceeds from issuance of long term debt                               33,786,131            7,474,196           24,131,114
   Repayment of long-term debt and capital lease obligations             (30,349,314)          (5,362,814)          (1,737,409)
   Borrowings (repayments) of long-term debt to related party-net            349,654           (1,633,947)                   -
   Exercise of stock options                                                       -            2,986,523            1,684,472
   Stock repurchases                                                      (1,484,713)          (3,463,608)          (7,375,950)
                                                                    -------------------  -------------------  -------------------

Cash provided by financing activities                                      4,360,055              555,418           22,081,330

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1,274,361)          (1,580,141)            (291,598)
                                                                    -------------------  -------------------  -------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (381,409)             712,334          (13,022,625)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             3,505,926            2,793,592           15,816,217
                                                                    -------------------  -------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  3,124,517         $  3,505,926         $  2,793,592
                                                                    ===================  ===================  ===================

Noncash investing and financing activities:
  Capital lease obligations                                             $    710,129         $  1,644,737         $    435,400

  Fair value of assets acquired                                                    -           (1,019,453)          25,463,127
  Cost in excess of assets acquired                                                -            1,576,920           23,207,232
  Liabilities assumed                                                              -              (33,785)         (15,789,319)
  Notes and warrants / options issued for assets acquired                          -                    -             (310,000)
                                                                    -------------------  -------------------  -------------------
  Net cash paid for acquisition, net of cash acquired                   $          -        $     523,682         $ 32,571,040

                                                                    ===================  ===================  ===================

CASH PAID DURING THE YEAR FOR:
   Interest, net of amounts capitalized of $135,000 in 2001            $   3,981,977        $   2,886,256         $  1,270,147
   Income taxes                                                              381,133            1,225,635            1,459,500






















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

     Concentration of Credit Risk - At May 31, 2001 and 2000 the Company's entire cash balance of $3,124,517 and $3,505,926, respectively, was on deposit with high quality financial institutions, located primarily in the U.S.

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 13) and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationships with suppliers are excellent.

     Certain of the Company's products are derived from blood having particular or rare combinations of antibodies or antigens that are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that the Company will always have available to it a sufficient supply of such blood.

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

     Long-Term Investment - The long-term investment, representing a 3.4% Common Stock investment in Lionheart Technologies, Inc. acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 13) is a wholly owned subsidiary of Lionheart Technologies, Inc.

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

     Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2001 and 2000 market rates for similar debt instruments. Prior to the adoption of Statement of Financial Accounting Standards No. 133, (SFAS 133), the fair value of the interest rate swaps are not recognized in the financial statements.

     Intangible Assets

     Deferred Licensing Costs - Deferred licensing costs primarily consist of distribution rights for the Company's complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, which are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees for cell lines acquired in the purchase of Gamma Biologicals, Inc. Once a product is developed from a cell line, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2001 and 2000 was $690,900 and $445,600, respectively.

     Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and is being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2001 and 2000 was $5,444,000 and $4,471,300 respectively.

     The Company evaluates  long-lived  assets for  impairment  when  events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the discounted cash flows and the carrying amount of the assets. In February 2001, due to continued operating losses and a reorganization of the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash, nonrecurring impact on earnings of approximately $3.1 million. The Company believes that the carrying value of the remaining recorded long-lived assets is not impaired.

     Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

     Revenue Recognition - Revenue  from the  sale of the  Company's reagents is recognized upon shipment. Revenue from the sale of the Company's medical instruments is recognized upon shipment and completion of contract obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company's medical instruments is recognized over the life of the rental agreement.

     Shipping and Handling Revenues and Costs - The amounts charged customers for shipping and handling of orders are classified as revenue and reported in the statement of operations as net sales as invoiced. The cost of handling customer orders and the cost of shipments are reported in the operating cost section of the statement of operations as distribution expense as incurred. The cost of handling customer orders and the cost of shipments were $5,659,000, $5,966,000 and $3,648,000 for the years ended May 31, 2001, 2000 and 1999, respectively.

     Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. As required by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to May 31, 1995 under the fair value method of that statement (see Note 8).

     Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS
     138), Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No 133. This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2002. Management believes this statement will not have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) Revenue Recognition in Financial Statements. SAB 101 summarized the SEC Staff's views regarding the recognition and reporting of revenues and certain transactions. The effective date of this pronouncement was the fourth quarter of the fiscal year beginning December 15, 1999. The Company has evaluated its current revenue recognition policy and found it in compliance with SAB 101.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are affective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt Statement 142 effective June 1, 2002.


2.   BALANCE SHEET DETAIL

                                                                  May 31,
                                                     -----------------------------------
                                                          2001               2000
    Inventories:

    Raw materials and supplies                         $   5,524,301      $   4,983,303
    Work in process                                        2,095,363          1,603,117
    Finished goods and goods purchased for resale          8,048,973         10,226,819
                                                     ----------------   ----------------

                                                       $  15,668,637      $  16,813,239
                                                     ================   ================
    Property, Plant and Equipment:

    Land                                               $     344,447      $     347,579
    Buildings and improvements                             6,345,663          5,822,161
    Leasehold improvements                                   935,159            951,420
    Furniture and fixtures                                 1,537,346          1,453,071
    Machinery and equipment                               19,228,774         16,622,631
                                                     ----------------   ----------------
                                                          28,391,389         25,196,862
    Less accumulated depreciation                        (10,057,437)        (7,720,980)
                                                     ----------------   ----------------

    Property and equipment - net                       $  18,333,952      $  17,475,882
                                                     ================   ================


3.   ACQUISITIONS

     Gamma Biologicals, Inc.

     Pursuant to a definitive merger agreement dated September 21, 1998, the Company, through a newly formed subsidiary ("Gamma Acquisition Corporation"), acquired on October 27, 1998 94.27% of the issued and outstanding shares of Gamma Biologicals, Inc. ("Gamma"). The Company purchased the shares from Gamma shareholders ("Shareholders") for a cash tender offer of $5.40 per share for a total transaction value of $24,831,841 plus acquisition costs of $3,027,615 for an aggregate of $27,859,456 ("Purchase Price"). According to the depository for the offer, 4,361,110 shares were tendered pursuant to the offer and Immucor purchased all shares tendered. On October 30, 1998 all remaining shares were acquired by merging Gamma Acquisition Corporation with and into Gamma which became a majority owned subsidiary of Immucor. As a result of the merger, the 5.73% of the shares that had not been tendered were cancelled and converted into a right to receive $5.40 per share. As of May 31, 2001 Immucor had purchased or satisfied its obligation to pay $5.40 per share with respect to a total of 4,603,112 (99.5%) of the issued and outstanding shares of Gamma. The total transaction value of $24,831,841 was satisfied with $5,000,000 paid in cash and $19,831,841 funded by a $20,000,000 loan from the Company's primary U.S. bank to Gamma Acquisition Corporation. Included in the liabilities assumed was an accrual for severance payments of $2,474,000 to Gamma employees of which $2,387,000 was paid prior to May 31, 1999, with the remainder paid during the year ended May 31, 2000. During the years ended May 31, 1999 and 2000, the Company paid out $2,516,875 and $510,740 in acquisition costs, respectively.

     Located in Houston, Texas, Gamma manufactured and sold a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals, medical laboratories and research institutions through a direct sales force and distributor network. The Company accounted for the transaction as a purchase business combination. The results of the operations of Gamma since October 27, 1998 are included in the Consolidated Statements of Operations. The excess of costs over net assets acquired, including goodwill and customer lists, is being amortized using the straight-line method over the related assets' useful life ranging from 20, for the customer lists, to 30 years.

     The final purchase price allocation is as follows:

     Current assets                                               $  9,773,473
     Property, plant and equipment, net                              7,535,909
     Other assets                                                    2,584,253
     Excess of costs over net assets acquired                       18,798,691
     Less:  Liabilities assumed                                    (10,832,870)
                                                               -----------------

                                                                   $27,859,456
                                                               =================

     Medichim, S.A. and Immunochim, s.a.r.l.

     On March 15, 1999, the Company, through a newly formed subsidiary ("Immucor Acquisitions Inc., S.A."), acquired the available issued and outstanding shares of Immunochim s.a.r.l. (France) ("Immunochim") and Medichim S.A. (Belgium) ("Medichim") for a cash payment of $990,000, Company stock options valued at $310,000, acquisition costs of $105,719 and an incentive earnout of up to $501,000, which was to be earned over the course of three years from the acquisition date based on attaining certain operating profit goals, as defined. Amounts earned, if any, would have been reflected as compensation expense in the Statement of Operations. In light of the continued operating losses being generated, it is unlikely that any of the incentive will be earned. In conjunction with the acquisition, a non-compete agreement and intellectual property rights were purchased for $100,000 and $257,148, respectively. Such amounts are being amortized over the terms of the related agreements and are classified as other assets.

     The acquisition was accounted for as a purchase business combination. The results of the operations of Medichim and Immunochim since March 15, 1999 are included in the Consolidated Statements of Operations. Excess of costs over net assets acquired was amortized using the straight-line method over 25 years until February 2001. At that time, due to continued operating losses and a reorganization of the French and Belgian operations, an impairment was recorded writing off the value of the goodwill for these acquisitions.

     The final purchase price allocation was as follows:

     Fair value of assets acquired                                 $ 3,695,751
     Excess of costs over net assets acquired                        2,738,316
     Less:  Liabilities assumed                                     (4,671,200)
                                                               -----------------

                                                                   $ 1,762,867
                                                               =================

     BCA

     On April 30, 1999, the Company acquired certain assets of the BCA blood bank division of Biopool International, Inc. ("BCA") for a total purchase price of approximately $4.5 million. During the years ended May 31, 1999 and 2000, the Company paid out $6,621 and $12,942 in acquisition costs, respectively.

     The acquisition was accounted for as a purchase business combination. The results of the operations of BCA since April 30, 1999 are included in the Consolidated Statements of Operations. Excess of costs over net assets acquired is being amortized using the straight-line method over 20 years.

     The final purchase price allocation is as follows:

     Fair value of assets acquired                                 $ 1,543,452
     Excess of costs over net assets acquired                        3,247,146
     Less:  Liabilities assumed                                       (319,034)
                                                               -----------------

                                                                   $ 4,471,564
                                                               =================

     The pro forma unaudited results of operations for the year ended May 31, 1999, assuming consummation of all of the above purchases as of June 1, 1998, including financing from the proceeds of a bank loan and ignoring any cost-saving initiatives are presented below:

                                                     Year Ended
                                                    May 31, 1999
                                              -----------------------

     Net sales                                           $75,214,000
     Net income                                            2,484,000

     Net income per common share:
          Basic                                                 $0.32
          Diluted                                               $0.31


4.   BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

                                                                                            May 31,
                                                                               -----------------------------------
                                                                                     2001              2000
    Term Loan  A  (Acquisition term note)  ($15,000,000 at  5.33%  and remaining balance  at rates  ranging  from  LIBOR  rate  plus 5.25% to LIBOR rate
         plus 6.5% maturing December 2005)                                        $ 19,625,000       $ 18,125,000
    Term Loan B (Additional term loan)  (interest  rate ranging from LIBOR  rate
         plus 6.25% to LIBOR rate plus 7.5% maturing December 2005)                  6,000,000          4,250,000
    Temporary  line  of  credit  (Fourth  additional  term  loan) (interest rate ranging from LIBOR rate plus 5.25% to  LIBOR rate  plus  6.5%  maturing
         October 2001)                                                               1,934,921          3,200,000
    Revolving Line of credit (Master note)  (interest  rate ranging  from  LIBOR
         rate plus 5.25% to LIBOR rate plus 6.5% maturing February 2003)             7,000,000          5,000,000
    CAD  Term Loan  (Third  additional  term loan)  (interest rate  ranging from
         LIBOR rate plus 5.25% to LIBOR rate plus 6.5% maturing February 2003)       2,176,741          3,515,655
    Revolving  line  of  credit - Canadian  subsidiary  (denominated in Canadian dollars with  interest rate ranging from LIBOR rate plus 5.25% to LIBOR
         rate plus 6.5% maturing February 2003)                                      3,971,782          3,053,523
    Line of credit - German   subsidiary   (denominated  in  Deutsche  Marks  at
         an interest rate ranging from LIBOR rate plus 5.25% to LIBOR  rate plus
         6.5% maturing February 2003)                                                2,335,851                  -
    Lines  of  credit -    Italian  subsidiary    (denominated  in   Lira   with
         interest rates ranging from 5.650% to 8.625% maturing in fiscal 2002)         659,252            369,785
    Line of credit - Spanish  subsidiary  (denominated   in   Pesetas   with  an
         interest rate of 5.8% maturing in fiscal 2002)                              1,388,124          1,313,268
    Note payable -  German   subsidiary  (denominated  in  Deutsche Marks  at an
         interest rate of 4.14% maturing September 2000)                                     -            719,217
    Mortgage note payable - Belgian  subsidiary  (denominated in  Belgian Francs
         at an interest rate of 6.25% maturing November 2007)                          242,794            247,133
    Notes  payable -  Belgian  subsidiary  (denominated  in  Belgian  Francs  at
         interest rates ranging from 5.03% to 10.29%)                                   68,534             36,570
    Line of credit - Belgian  subsidiary  (denominated  in Belgian  Francs  with
         interest rates ranging from 5.5% to 6.0% maturing in   November 2007)         369,745            502,727
    Note Payable - Biotek (interest rate 8.5% maturing January 2002)                   349,654                  -
    Notes payable - Various vendors (interest rates  ranging  from 8.0%  to 8.5%
         with maturity dates ranging from August 2001 to November 2001)                316,056                  -
    Mortgage note payable (interest rate of 10.50%)                                          -             47,512
                                                                               -----------------  ----------------
                                                                                    46,438,454         40,380,390
    Less current portion                                                            (8,330,138)        (7,229,905)
                                                                               -----------------  ----------------
                                                                                  $ 38,108,316       $ 33,150,485
                                                                               =================  ================

     In  connection  with the  acquisition  of Gamma in  October  1998,  and the subsequent acquisitions of Medichim, Immunochim and BCA, the Company entered into a bank loan agreement (the "Loan Agreement") with the Company's primary U.S. bank that included an acquisition term note of $20,000,000 maturing in December 2005, an additional term loan of
     $4,500,000 maturing in March 2004 and a line of credit of $2,000,000 maturing in October 2001. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings bore interest rates at LIBOR plus additional percentage points ranging from .5% to 1.4% based on certain calculations as defined in the Loan Agreement. Debt issue costs of $56,250 for advisory fees were paid to an investment banker in conjunction with the acquisition of Gamma. These debt issue costs have been deferred and are being amortized over the life of the Loan Agreement.

     In connection with the acquisition of Dominion Biologicals Limited in December 1996, the Company entered into a $4,566,200 ($6,200,000 CDN$) long-term revolving line of credit facility with the Company's primary U.S. bank that bore interest charges at LIBOR plus .4375%. The interest rate on the remaining principal balance of $715,357 ($1,000,000 CDN$) was LIBOR plus .4375%, and was adjusted every 90 days. The Company also issued subordinated promissory notes to the former shareholders of Dominion bearing interest at 6% payable semiannually with principal due in December 1999. On December 17, 1999 the Company entered into an additional term loan of $3,884,800 ($5,741,000 CDN$) to retire the Canadian subordinated promissory notes. Principal and interest payments were due quarterly commencing March 1, 2000 and continuing through September 1, 2002.

     On April 20, 2000 the Company entered into an additional term loan of $5,000,000 to finance the repurchase of 415,500 shares common stock. Principal and interest payments were due quarterly commencing September 1, 2001 and continuing through June 1, 2006.

     In February 2001, the Company revised its loan agreement covering the above-mentioned debt with its primary lender, restructuring the loan covenants and debt repayment schedule. Borrowings under the new loan agreement and related lines of credit totaled $29.4 million, including loan fees of $220,000, retired borrowings under the old loan of $26.0 million and repayment of $1.2 million on the existing German subsidiary loan. Under the new agreement Term Loan A for $20,000,000 will be repaid in quarterly installments of increasing amounts through December 2005. The balance of the Canadian term loan ($3,827,333 CDN$) will continue with equal quarterly principal installments plus interest through December 2002. A temporary line of credit of $2,000,000 is due October 2001. Three lines of credit, one for the U.S. amounting to $7,000,000, one for Canada amounting to $4,035,670 ($6,200,000 CDN$) and one for Germany amounting to $2,335,851
     (5,400,000 DM) mature in February 2003. These borrowings bear interest at LIBOR plus additional percentage points ranging from 2.0% to 3.25% based on certain calculations as defined in the Loan Agreement. At the inception of the original acquisition term note, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, also maturing December 2005. This transaction effectively converts Term Loan A's floating rate to a fixed rate of 5.33% on the principal balance of $15,000,000. The fair value of the interest rate swap agreement was $(87,321) at May 31, 2001. At the inception of the original Canadian revolving line of credit, the Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converts the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The fair value of the interest rate swap agreement was $(41,619) at May 31, 2001. Term Loan B for $6,000,000 will be due in full in December 2005. Term Loan B bears interest at LIBOR plus additional percentage points ranging from 2.5% to 3.75% based on certain calculations as defined in the Loan Agreement. There are no additional funds available under the U.S. and German lines of credit and $64,000 available under the Canadian line of credit.

     In connection with the Company's new agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the new loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. The Dominion revolving line of credit and German line of credit are guaranteed by the Company. The interest rate swap agreements with the U.S. bank are also guaranteed by the Company.

     On September 6, 2001 the Company reached a new agreement with its principal lender that substantially affects the terms of such agreement. See Note 17, Subsequent Events.

     The Company's Italian subsidiary has $983,000 in line of credit agreements denominated in Lira with three Italian banks bearing interest between

     5.650% to 8.625%. At May 31, 2001, the Company had $324,000 available under these line of credit agreements. The Company has an additional $1,500,000 line of credit agreement for the Spanish subsidiary denominated in Pesetas with a Spanish bank bearing interest at 5.8%. At May 31, 2001, the Company had $112,000 available under the Spanish line of credit agreement.

     In March 1995, the Company refinanced its Deutsche Mark denominated debt through the issuance of a note payable to the Company's primary U.S. bank in Deutsche Marks with interest of LIBOR plus .375%. At the same time, the Company entered into an interest rate swap agreement with the bank that expired September 1998, which effectively converted the note payable's floating rate to a fixed rate of 4.14% per annum up to September 1998. The note was retired in September 2000.

     Upon the acquisition of Medichim, the Company assumed a mortgage note that is collateralized by a first lien on Medichim's land and building. The approximate carrying value of the land and building is $397,000. Medichim has various notes payable with a local bank bearing interest between 5.03% and 10.29%. Medichim also has $666,667 in line of credit agreements denominated in Belgian Francs with one Belgian bank bearing interest between 5.5% and 6.0%. Such lines are guaranteed by the Company. At May 31, 2001, the Company had $296,922 available under these line of credit agreements.

     The Company entered into various notes payable totaling $666,000 as a means of financing certain obligations in fiscal year 2001. This includes a note payable to Bio-tek Instruments, Inc., a related party. (See Note 13) Interest rates range from 8.0% to 8.5% and maturity dates range from August 2001 to January 2002.

     When the Company acquired Gamma, it assumed a mortgage note that was collateralized by a first lien on Gamma Biologicals' land and building located in northwest Houston. The mortgage note matured in November 2000 and bore interest at the bank's base rate, but not less than 7% nor more than 13%.


     Aggregate maturities of all long-term obligations for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2002                                                          $  8,330,138
     2003                                                            18,186,046
     2004                                                             5,057,838
     2005                                                             5,030,124
     2006                                                             9,778,976
     Thereafter                                                          55,332
                                                               -----------------
                                                                   $ 46,438,454
                                                               =================

     On September 6, 2001 the Company reached a new agreement with its principal lender which could affect the maturity dates of the Company's long term obligations. See Note 17, Subsequent Events.

5.  CAPITAL LEASE OBLIGATIONS
                                                                                              May 31,
                                                                                 -----------------------------------
                                                                                       2001              2000
                                                                                 -----------------  ----------------
    Manufacturing  equipment, bearing  interest  at rates ranging from 5.46%  to
         9.89% and with maturities ranging from April 2003 to September 2005.        $   824,414        $   985,666
    Enterprise resource planning (ERP) computer system and related equipment, bearing  interest  at  rates  ranging  from  5.52%  to  8.23%  and with
         maturities ranging from June 2001 to December 2005.                           1,035,049            782,227
    Office furniture and build-outs for facility expansion,  bearing interest at rates  ranging  from  5.6%  to  7.63%  and with maturities ranging from
         January 2003 to December 2004.                                                  253,602            357,351
    Office equipment,  bearing interest  at rates  ranging  from  4.54% to 10.5%
         and with maturities ranging from December 2003 to December 2005.                284,782            157,161
                                                                                 -----------------  ----------------
                                                                                       2,397,847          2,282,405
    Less current portion                                                                (768,142)          (618,240)
                                                                                 -----------------  ----------------

                                                                                     $ 1,629,705        $ 1,664,165
                                                                                 =================  ================


     All of the  above  capital  lease  obligations  are  collateralized  by the
     indicated   assets.   Amortization   on  related   assets  is  included  in
     depreciation expense.

     Aggregate maturities of capital leases for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2002                                                          $   768,142
     2003                                                              742,553
     2004                                                              455,977
     2005                                                              326,092
     2006                                                              105,083
                                                              -----------------
                                                                   $ 2,397,847
                                                              =================

     Total imputed interest to be paid out under existing capital leases as of May 31, 2001 is $295,693.


6.   LOANS TO OFFICERS AND DIRECTORS

     On June 6, 2000, Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company acknowledges that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 1%, which was the Company's current borrowing rate. As of May 31, 2001, the amount owed to Immucor, Inc. is $396,000 and is included in Loan to officer on the Balance Sheet.


7.   COMMON STOCK

     At May 31, 2001, the following shares of Common Stock are reserved for future issuance:

         Common stock options - directors and employees             1,531,875
         Common stock warrants - other                                878,417
                                                                    ---------
                                                                    2,410,292

     In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l., the Company issued to the seller an option to acquire, in whole or in part, 100,000 shares of Immucor stock at $8.938 per share. The 100,000 options became exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010 and were valued at $310,000 at the date of the acquisition.

     As part of the acquisition of Dominion Biologicals Limited, the Company issued to the sellers five and ten year warrants to acquire, in whole or in part, 478,417 and 150,000 shares of Immucor stock at $12.00 and $11.98 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 and the ten-year warrants expiring in 2006. Immucor has submitted the required registration to the Securities and Exchange Commission for approval of the resale of the shares covered by both sets of warrants.

     In connection with other prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's Common Stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expire in September 2001. At May 31, 2001, 375,000 warrants had been exercised.

     The Company has a Shareholders' Rights Plan under which one Common Stock purchase right is presently attached to and trades with each outstanding share of the Company's Common Stock. The rights become exercisable and transferable apart from the Common Stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's Common Stock or announces or commences a tender offer or exchange offer that could result in at least 15% ownership. Once exercisable, each right entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $45, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 2009, and in most cases are redeemable at the discretion of the Board of Directors at $.01 each. All reservations of shares of Common Stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

     If a person or a group acquires at least 15% ownership, except in an offer approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, Common Stock or Common Stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of Common Stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price.


8.   STOCK OPTIONS

     The Company has various stock option plans that authorize the Company's Compensation Committee to grant employees, officers and directors options to purchase shares of the Company's Common Stock. Exercise prices of stock options are determined by the Compensation Committee and have generally been the fair market value at the date of the grant.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with certain weighted average assumptions. The assumptions include a risk-free interest rate of 5.83%, 6.27% and 5.34% in fiscal 2001, 2000 and 1999 respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of 1.023 for 2001, .584 for 2000, and .525 for 1999 based on quarterly closing prices since 1986; and an expected life of each option of eight years.


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                              2001            2000           1999
                                                                              ----            ----           ----

     Net (loss) income as reported                                         $(8,049,113)      $2,812,020     $3,561,024

     Pro forma net (loss) income                                           $(8,845,439)      $1,753,101     $2,980,206

     (Loss) earnings per share as reported:
          Basic                                                             $(1.10)          $ 0.36         $ 0.47
          Diluted                                                           $(1.10)          $ 0.33         $ 0.45

     Pro forma (loss) earnings per share:
          Basic                                                             $(1.21)          $ 0.23         $ 0.39
          Diluted                                                           $(1.21)          $ 0.21         $ 0.37

     Because Statement 123 is applicable only to options granted subsequent to May 31, 1995, its pro forma effect is not fully reflected until fiscal year 2000.

     The Company is authorized to issue up to 1,531,875 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2009. Transactions involving these stock option arrangements are summarized as follows:

                                                                                                        Weighted
                                                                                     Range               Average
                                                                                  of Exercise            Exercise
                                                              Shares                 Prices               Price
                                                        -------------------  ------------------------------------------

    Outstanding at May 31, 1998                               1,790,966        $3.130  -  15.375          $ 7.84
         Granted                                                779,750        $8.750  -   9.688          $ 9.35
         Exercised                                              (88,650)       $3.130  -   9.330          $ 6.43
         Canceled                                               (27,144)       $8.000  -  12.000          $ 8.41
                                                        -------------------

    Outstanding at May 31, 1999                               2,454,922        $3.330  -  15.375          $ 8.37
         Granted                                                114,400        $8.375  -  14.500          $11.93
         Exercised                                             (377,706)       $3.330  -  12.000          $ 7.67
         Canceled                                               (97,025)       $8.000  -  14.500          $ 9.32
                                                        -------------------

    Outstanding at May 31, 2000                               2,094,591        $5.400  -  15.375          $ 8.65
         Granted                                                101,000        $2.550  -   5.625          $ 4.26
         Exercised                                                    -             -  -       -          $    -
         Canceled                                              (663,716)       $3.750  -  15.375          $ 9.29
                                                        -------------------

    Outstanding at May 31, 2001                               1,531,875        $2.550  -  14.500          $ 8.09
                                                        ===================


     At May 31, 2000 and 1999,  options for 1,140,716  and  1,355,797  shares of
     Common Stock, respectively, were exercisable, at weighted average exercise prices of $7.95 and $7.82, respectively. At May 31, 2001, 1,381,871 shares of Common Stock were available for future grants.

     The following table as of May 31, 2001 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

                                              Options Outstanding                            Options Exercisable
                                   -------------------------------------------          -------------------------------
                                                                  Weighted
           Range of                   Number       Weighted        Average                 Number         Weighted
           Exercise                     of          Average      Contractual                 of            Average
            Prices                    Shares       Exercise     Life (Years)               Shares      Exercise Price
                                      Price
     ---------------------         ------------- -------------- --------------          -------------- ----------------
        $ 2.55     $ 5.63               107,000          $4.38            8.7                  11,000            $5.50
          6.00       9.99             1,319,200           8.08            6.1                 947,525             7.65
         10.00      14.50               105,675          11.91            6.8                  34,625            10.62
                                   -------------                                        --------------
                                      1,531,875           8.09            6.3                 993,150             7.73
                                   =============                                        ==============

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted (loss) earnings per share.

                                                                                   Year Ended May 31,
                                                                   ----------------------------------------------------
                                                                         2001             2000              1999
      Numerator for basic and diluted earnings per share:
        Net (loss) income                                              $(8,049,113)      $2,812,020        $3,561,024
                                                                   ====================================================
      Denominator:
        For basic earnings per share - weighted average shares           7,286,163        7,713,229         7,645,769
        Effect of dilutive stock options and warrants                            -          806,992           312,844
                                                                   ----------------------------------------------------
        Denominator for diluted earnings per share -
        Adjusted weighted-average shares                                 7,286,163        8,520,221         7,958,613
                                                                   ====================================================

      Basic (loss) earnings per share                                     $(1.10)           $0.36             $0.47
                                                                   ====================================================

      Diluted (loss) earnings per share                                   $(1.10)           $0.33             $0.45
                                                                   ====================================================

10.  COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2005 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $920,600 in fiscal 2001, $945,300 in fiscal 2000 and $776,800 in fiscal 1999.

     In Germany, the office facility is leased from a company owned by the family of a former officer. Rental payments under this lease were $165,000, $172,000 and $189,000 for fiscal 2001, 2000 and 1999, respectively.

     The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2001:

     Year Ending May 31:
     2002                                                          $ 1,160,783
     2003                                                            1,135,323
     2004                                                            1,025,298
     2005                                                              938,637
     2006                                                              353,103
     Thereafter                                                        531,990
                                                              -----------------
                                                                   $ 5,145,134
                                                              =================

     The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.


     Other Commitments

     In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rentals. In connection with certain sales of the Company's automated systems, the customers are committed to purchasing reagent products exclusively from the Company and the Company is committed to supply such products based on the terms of the agreements.


     On July 1, 1999 the Company entered into a purchase agreement with an equipment manufacturer for an instrument product currently marketed by the Company which requires the Company to purchase a minimum number of instruments with an aggregate purchase price totaling $315,000 on or before July 1, 2001. The Company has purchased approximately $289,000 and $121,000 for the fiscal years ended May 31, 2001 and May 31, 2000, respectively, and thus has met this requirement.

     Contingencies

     During the quarter ended August 31, 2000, isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results until the cause of the difficulty is identified and corrected. The Company believes it has identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup testing for either of these procedures. In addition to this, the Company's corrective action plan for blood grouping was accepted by the FDA and in connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company has completed these tasks and has submitted data to the FDA for expedited review. Upon clearance by the FDA, the safety alert for group and type assays will be lifted. These performance issues may result in further delays in customers accepting instruments, and continue to affect sales of reagents used in the instruments, and both of these factors will adversely impact sales and earnings. In addition, the Company has received requests for refunds on instruments already placed in service or requests for financial concessions attributable to inconveniences associated with these performance issues. As of May 31, 2001, $0.76 million in credits have been issued for ABS 2000 instruments. In the third quarter, the Company recorded an allowance of $0.3 million for potential future returns of ABS 2000 instruments. These costs were treated as warranty costs and are included in cost of sales. The balance of the reserve at May 31, 2001 was $0.13 million. A private label leasing company that finances customer purchases of ABS2000 instruments has advised the Company that it is not willing to provide financing for additional purchases of this instrument until it satisfies itself that the performance issues related to the ABS2000 are resolved to the satisfaction of the FDA.


     When the Company acquired Gamma Biologicals, Inc. ("Gamma Biologicals") in October 1998, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). Subsequently, in February 1999 the Company received notification that a second claim was filed in the U.S. District Court for the Northern District of Georgia, against Immucor, Inc. and Gamma Biologicals for patent infringement on the first patent described above and a second patent recently granted to the Foundation. The claim alleged that the recently introduced Gamma ReACT Test System infringed U.S. patent No. 5,512,432 granted to the Foundation on April 30, 1996 and U.S. patent No. 5,863,802 granted to the Foundation on January 26, 1999. The plaintiffs sought a preliminary and permanent injunction against the continued alleged infringement by Gamma Biologicals and Immucor, and an award of treble damages, with interest and costs and reasonable attorney's fees. On September 5, 2000 a third patent was issued to the Foundation. The plaintiffs had asserted infringement of this patent and sought to add this patent to the lawsuit. The Company, in light of this new patent, evaluated its position and negotiated a settlement with the Foundation. Effective February 28, 2001 the Company no longer markets the ReACT Test System and its related reagents. The automated filling machine was turned over to the Foundation and all related instruments and manufacturing materials have been destroyed. The reserve for the lawsuit that was recorded with the acquisition of Gamma Biologicals offset the majority of the costs to exit the ReACT market. Remaining charges of $166,500 of exit costs were recorded in the quarter ended February 28, 2001.


11.  INCOME TAXES

     Sources of (loss) income before income taxes are summarized below:

                                                                                    Year Ended May 31,
                                                                   ------------------------------------------------------
                                                                         2001              2000               1999

    Domestic Operations                                                $(3,877,674)        $2,629,676        $2,799,843
    Foreign Operations                                                  (3,705,987)         2,079,979         2,607,957
                                                                   -----------------  ----------------  -----------------

         Total                                                         $(7,583,661)        $4,709,655        $5,407,800
                                                                   =================  ================  =================

     The provision for income taxes is summarized as follows:

                                                                                     Year Ended May 31,
                                                                   -------------------------------------------------------
                                                                         2001               2000               1999
    Current:
         Federal                                                          $(34,169)        $  448,706         $  481,466
         Foreign                                                           934,472          1,317,178          1,083,622
         State                                                            (290,902)            52,641             56,643
                                                                   -----------------  -----------------  -----------------
                                                                           609,401          1,818,525          1,621,731
                                                                   -----------------  -----------------  -----------------
    Deferred:
         Federal                                                          (471,516)           123,913            181,162
         Foreign                                                            85,196            (59,340)            22,570
         State                                                             242,370             14,537             21,313
                                                                   -----------------  -----------------  -----------------
                                                                          (143,950)            79,110            225,045
                                                                   -----------------  -----------------  -----------------

    Income taxes                                                          $465,451         $1,897,635         $1,846,776
                                                                   =================  =================  =================

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the realizability of these net operating loss carryforwards and, as a result, a deferred tax valuation allowance has been recorded against these deferred tax assets. The tax effects of significant items comprising the Company's net deferred tax liability at May 31, 2001 and 2000 are as follows:

                                                                                            Year Ended May 31,
                                                                                  ---------------------------------------
                                                                                          2001                  2000
    Deferred tax liabilities:
             Amortization                                                           $     (895,400)       $     (902,368)
             Depreciation                                                               (1,431,273)           (1,558,230)
             Other                                                                        (847,103)             (768,023)
    Deferred tax assets:
             Reserves not currently deductible                                           1,030,915             1,411,319
             Operating loss carryforwards                                                2,452,814               740,563
             Uniform capitalization                                                        576,967               594,958
                                                                                  ------------------    -----------------
                                                                                           886,920              (481,781)
    Valuation allowance                                                                 (1,946,897)             (722,146)
                                                                                  ------------------    -----------------


    Net deferred tax liability                                                      $   (1,059,977)       $   (1,203,927)
                                                                                  ==================    =================

     The Company's effective tax rate differs from the federal statutory rate as follows:

                                                                                    Year Ended May 31,
                                                                      -----------------------------------------------
                                                                       2001                2000               1999

    Federal statutory tax rate                                            34%               34%                 34%
    State income taxes, net of federal tax benefit                         2                 1                   1
    Interest on state municipal obligations                                -                 -                  (1)
    Foreign Sales Corporation commissions                                  3                (5)                 (4)
    Higher effective income tax rates of other countries                 (26)                9                   4
    Excess of cost over tangible assets acquired - net                    (4)                6                   4
    Change in deferred tax valuation allowance                           (15)                -                  (9)
    Research and development tax credits                                   -                 -                   -
    Change in entity classification for Spanish subsidiary                (1)               (7)                  -
    Other                                                                  1                 2                   5
                                                                      --------           ---------          ---------

                                                                         (6%)               40%                 34%
                                                                      ========           =========          =========


     As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $0, $320,027, and $133,713 in fiscal 2001, 2000 and 1999, respectively.
     Additionally, the Company recorded income tax benefits of $57,348 in fiscal 2001 and 2000 and $55,142 in 1999, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology (see Note
     12). These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

     In the U.S., the Company recorded a valuation allowance of $1,109,139 as a reserve against its net deferred tax assets. The Company has domestic net operating loss carryforwards of $8,790,787. The Company's Spanish subsidiary had net operating loss carryforwards for income tax purposes of $710,934, which expire in 2002, 2003 and 2004. The Company's French subsidiary had net operating loss carryforwards for income tax purposes of $380,395, which expire in 2002, 2003 and 2004. The Company's Belgian subsidiary had net operating loss carryforwards for income tax purposes of $932,918, which do not expire.


12.   TECHNOLOGY RIGHTS

     In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $435,200, $409,300 and $411,100 in fiscal 2001, 2000 and 1999, respectively.

     In May 1997 Gamma Biologicals entered into a license agreement with Pasteur Sanofi Diagnostics ("Sanofi") with headquarters in France for the use and sale of their microcolumn test for the detection of antibodies called ReACT. Under the terms of the agreement the Company paid Sanofi a license fee of $200,000 and royalties equal to 12% of the net sales from the ReACT products in six countries of Europe. The agreement would have expired on the expiration of the patent of the technology. At the time of acquisition, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). During the course of the litigation, an additional patent was issued to the Foundation. After this, the Company evaluated its position and negotiated a settlement with the Foundation. Effective February 28, 2001 the Company no longer markets the ReACT Test System and its related reagents. The automated filling machine was turned over to the Foundation and all related instruments and manufacturing materials have been destroyed. The license agreement is no longer in effect with the settlement of the ReACT lawsuit. The license was being amortized over 10 years and the remaining balance of $138,000 was written off with the settlement of the suit. See Note 10. Commitments and Contingencies.

13.   INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

     The Company has contracted with Bio-Tek Instruments, Inc. for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(R) technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15 year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. To date, Bio-Tek has not exercised this option. In order to maintain the exclusive worldwide marketing rights the Company must purchase 250 instruments over a six-year period beginning with the delivery of the first production instrument that occurred in fiscal 1997. If the Company purchases less than 250 instruments over a six -year period, it has the right to continue to purchase the instruments on a non-exclusive basis. Based upon the Company's current projections, the Company presently does not believe it will maintain its exclusivity rights for the term of the agreement.

     During fiscal 1996, the Company entered into a second development and manufacturing agreement with DYNEX Technologies, Inc. ("DYNEX"). Under the terms of the agreement, DYNEX will design and manufacture a second analyzer known as the ABSHV utilizing the Company's Capture(R) technology which will be marketed by the Company to blood donor centers for donor testing. In exchange for reimbursing DYNEX for its development costs and pursuing FDA 510(k) approval, the Company is granted exclusive distribution rights to sell the instrument to blood banks and centralized and hospital transfusion laboratories. In order to maintain exclusive distribution rights the Company must purchase 240 instruments over a three-year period beginning on the date FDA 510(k) clearance is granted. If the Company does not purchase the minimum amount of instruments within the time period specified the Company has the right to continue purchasing the instruments on a non-exclusive basis. Based upon the Company's current projections, it does not appear that these minimums will be met.

     In April 1999 the Company entered into a manufacturing and development agreement with Rosys Anthos AG ("Rosys") with headquarters in Switzerland. Under the terms of the agreement, Rosys will manufacture and develop an analyzer known as the ROSYS Plato in the U.S. and the ABS Precis in Europe utilizing the Company's Capture(R) technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive worldwide distribution rights the Company must purchase 120 instruments over the three year initial term of the agreement. If the Company purchases less than 120 instruments over the period it will be allowed to continue purchasing the instrument on a non-exclusive basis for an additional two year period. Based on fiscal 2001 sales and purchases the Company presently believes it will maintain its exclusivity rights for the term of the agreement.

     On  September  1,  1999,  the  Company  entered  into a  manufacturing  and development agreement with Stratec Biomedical AG ("Stratec") with headquarters in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo which will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five-year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.

     In fiscal 2001, 2000 and 1999, the Company incurred $677,118, $753,786 and $161,480, respectively, in instrument research and development costs principally under these contracts.

14.  DOMESTIC AND FOREIGN OPERATIONS

     Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

                                                                Year Ended May 31, 2001
                           ---------------------------------------------------------------------------------------------------
                                                                                   Note 1
                             U.S.        Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:

   Unaffiliated customers   $43,965       $8,502        $5,600        $5,367        $6,004             -         $69,438
   Affiliates                 7,036          384             -            85           206       $(7,711)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  51,001        8,886         5,600         5,452         6,210        (7,711)         69,438

(Loss)     income    from    (2,528)         698           248         1,135        (4,812)       (1,135)         (4,124)
operations


Interest expense             (3,163)        (172)          (44)         (278)          (90)            -          (3,747)
Interest income                  28           19             7             -             3             -              57

Income   tax    (benefit)
expense                        (536)         267           210           426           116           (18)            465

Long-lived assets            60,916        3,181         2,427         7,236         2,692       (24,421)         52,031
Identifiable assets          91,462        9,332        10,259         9,819         7,861       (32,920)         95,813
Net assets                   38,461        3,953            46         2,461        (2,013)      (13,065)         29,843

                                                                Year Ended May 31, 2000
                           ---------------------------------------------------------------------------------------------------
                                                                                   Note 1
                             U.S.        Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers   $48,105       $9,302        $6,656        $5,195        $7,283             -         $76,541
   Affiliates                 6,695          548             -           262         2,663      $(10,168)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  54,800        9,850         6,656         5,457         9,946       (10,168)         76,541

Income from operations        4,303          836           559         1,596           105           (40)          7,359


Interest expense             (2,354)         (32)          (26)         (345)         (154)            -          (2,911)
Interest income                   -            4            24             -             3             -              31

Income tax expense              640          470           147           580            78           (17)          1,898

Long-lived assets            63,477        3,340         2,415         7,551         4,826       (24,976)         56,633
Identifiable assets          94,406        7,526        10,386        10,052        12,683       (32,278)        102,775
Net assets                   43,965        4,482           802         2,284         2,730       (13,344)         40,919

                                                                Year Ended May 31, 1999
                           ---------------------------------------------------------------------------------------------------
                                                                                   Note 1
                             U.S.        Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:
   Unaffiliated customers   $34,842      $10,246        $6,804        $4,368        $3,265             -         $59,525
   Affiliates                 5,100          381            15           160           647       $(6,303)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  39,942       10,627         6,819         4,528         3,912        (6,303)         59,525

Income from operations        2,912        1,537           774         1,167           (96)           15           6,309


Interest expense               (909)         (44)           (2)         (436)          (25)            -          (1,416)
Interest income                 241           44            28             -             -             -             313

Income tax expense              740          750           (65)          388            33             1           1,847

Long-lived assets            53,259        3,917         2,409         7,965         4,263       (16,810)         55,003
Identifiable assets          85,366        8,180        10,064         9,616         9,334       (22,826)         99,734
Net assets                   41,632        5,022        (1,286)        1,755         1,327        (8,397)         40,053

                           ---------------------------------------------------------------------------------------------------

Note 1: Included in "Other" are net sales, income from operations, interest expense, interest income, income tax expense, long-lived assets, identifiable assets and net assets of Spain, Portugal, France, Belgium, and the Netherlands.

     During the years ended May 31, 2001, 2000 and 1999, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $5,782,000, $6,712,000, and $5,558,000, respectively. The Company's German operation made net export sales to unaffiliated customers of $1,093,000, $1,515,000 and $1,309,000 for the years ended May 31, 2001, 2000, and 1999, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of $2,361,000, $2,224,000 and $2,542,000 for the years ending May 31, 2001, 2000, and 1999, respectively.

     Product sales to affiliates are valued at market prices.


15.  RETIREMENT PLAN

     The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2001, 2000 and 1999, the Company's matching contributions to the plan were $284,000, $184,000 and $149,000, respectively. Vesting in the Company's matching contributions is based on years of continuous service.


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     (In thousands, except per share amounts)
                                                                                              Basic            Diluted
                           Net            Gross         Operating            Net         (Loss) Earnings   (Loss) Earnings
                          Sales          Margin       (Loss) Income     (Loss) Income       Per Share         Per Share
                      --------------- -------------- ----------------- ----------------- ---------------- ------------------
FISCAL 2001
First Quarter              $17,081       $ 8,513          $    577           $  (215)           $(0.03)          $(0.03)
Second Quarter              16,813         7,974               393              (612)           $(0.08)          $(0.08)
Third Quarter               16,861         7,036            (5,570)           (5,834)           $(0.80)          $(0.80)
Fourth Quarter              18,683         7,829               476            (1,388)           $(0.19)          $(0.19)
                      -------------- ------------- ----------------- -----------------
                           $69,438       $31,352          $ (4,124)        $  (8,049)           $(1.10)          $(1.10)
                      ============== ============= ================= =================

FISCAL 2000
First Quarter              $18,930       $ 9,976          $  2,233          $  1,219             $0.16            $0.14
Second Quarter              20,250        10,981             2,935             1,440              0.19             0.17
Third Quarter               19,201        10,176             2,015               838              0.11             0.10
Fourth Quarter              18,160         9,000               176              (685)            (0.09)           (0.09)
                      -------------- ------------- ----------------- -----------------
                           $76,541       $40,133          $  7,359          $  2,812             $0.36            $0.33
                      ============== ============= ================= =================

17.  SUBSEQUENT EVENTS

     On December 28, 2000 the Company initiated arbitration against Becton, Dickinson and Company with the American Arbitration Association to take place in Santa Clara County, California. The Company's claims against Becton, Dickinson and Company related to a Distributor Agreement between the Company and Biometric Imaging, Inc., and Becton, Dickinson and Company became a party to this agreement when they acquired Biometric Imaging, Inc. in 1999. The Company alleged that Becton, Dickinson and Company either intentionally, recklessly or negligently failed to supply medical testing instruments and assay test kits and either intentionally, recklessly or negligently supplied defective assay test kits in violation of its obligations under this Distributor Agreement. On June 12, 2001, the Company announced that it had reached a settlement with Becton, Dickinson and Company. The settlement calls for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was made on June 11, 2001, with the second installment of $0.6 million payable not later than April 1, 2002. This settlement represents a reimbursement for asset impairment and lost profits. In return, Immucor, Inc. agrees to give up its right to distribute the IMAGN instrument and associated reagents in Italy and Portugal and to cooperate with Becton, Dickinson and Company in the transition of the Italian and Portuguese IMAGN customers. Assets related to IMAGN that will be written off approximate $1.0 million.

     As of May 31, 2001 the Company had paid all principal and interest payments under the Loan Agreement. But as a result of the nonrecurring charges to earnings, recent losses, and other factors, the Company was not in compliance with covenants in its agreement with its principal lender requiring  the Company to  maintain  specified  ratios of (i) fixed  charge coverage, (ii) funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), (iii) leverage, and (iv) interest coverage. The Company's non-compliance with the leverage ratio covenant was also affected by the Company's write-down of goodwill related to its Belgian and French operations--see Management's Discussion and Analysis--Operating Expenses. These covenant violations impacted all of the Company's outstanding term loan and lines-of-credit.


     On September 6, 2001 the Company successfully completed negotiations with its primary lender to issue a waiver of covenant defaults and to temporarily reset the loan covenants to the Loan Agreement dated February 23, 2001. A waiver fee of $750,000 will be paid in twelve equal monthly payments beginning September 30, 2001. Any remaining balance will be paid upon receipt of junior capital. The interest rate on the revolving lines of credit and Term Loan A will be prime plus .50% and the interest rate on Term Loan B will be prime plus 2.00%. The Company is required to meet quarterly and cumulative EBITDA covenants in addition to quarterly senior funded debt to EBITDA ratios. Once the Company's trailing twelve-month Senior Funded Debt to EBITDA reaches 2.50 to 1 or less the Company will revert back to the pricing matrix as stated in the Loan Agreement.

     An additional requirement of the waiver is that the Company successfully obtain a minimum of $5.0 million in junior capital by December 31, 2001. If the Company is not successful, the lender will earn an additional fee of $450,000 payable in twelve equal monthly installments beginning January 31, 2002. The lender will also fully earn warrants of 750,000 shares of Immucor, Inc. Common Stock issued at the then current market price of the stock. If the Company meets all of its quarterly EBITDA covenants and no other events of default are then occurring, the lender will return a portion of the warrants to the Company based on when the Company raises the junior capital after December 31, 2001. Specifically, 562,500 warrants would be returned if the $5.0 million of junior capital is raised by January 31, 2002, 375,000 warrants would be returned if the $5.0 million of junior capital is raised by February 28, 2002, and 187,500 warrants would be returned if the $5.0 million of junior capital is raised by March 31, 2002. If the junior capital is not received by December 31, 2001, then the revolving lines of credit and Term Note A would be re-priced at prime plus 2.0% and Term Note B would be repriced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002 all existing credit facilities would be reset to mature on February 28, 2003.

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------


                                                                            Charged
                                         Balance at       Charged to        to Other                          Balance
                                          Beginning        Costs and        Accounts         Deductions       at End
                                          of Period         Expense          (Note 1)        (Note 2)         of Period
                                        ---------------------------------------------------------------------------------
2001:
   Allowance for doubtful accounts         $1,164,582         $673,997         $      0       $(594,091)      $1,244,488
                                           ==========         ========         ========       ==========      ==========
   Valuation reserve for deferred
     income tax assets                       $722,146       $1,224,751         $      0        $      0       $1,946,897
                                             ========       ==========         ========        ========       ==========
2000:
   Allowance for doubtful accounts           $804,470         $452,983         $      0        $(92,871)      $1,164,582
                                             ========         ========         ========        =========      ==========
   Valuation reserve for deferred
     income tax assets                       $589,623         $132,523         $      0        $      0         $722,146
                                             ========         ========         ========        ========         ========
1999:
   Allowance for doubtful accounts           $502,372         $116,031         $236,902        $(50,835)        $804,470
                                             ========         ========         ========        =========        ========
   Valuation reserve for deferred
     income tax assets                       $745,988         $      0         $      0       $(156,365)        $589,623
                                             ========         ========         ========       ==========        ========


Note 1: "Charged to Other Accounts" represents allowance for doubtful accounts of acquired businesses at date of acquisition.

Note       2: "Deductions" represent accounts written off during the period less
           recoveries   of   accounts   previously   written  off  and  exchange
           differences generated.


Item 9.--Changes  in  and Disagreements  with  Accountants  on   Accounting  and
         Financial Disclosure.

         None.

                                    PART III

Item 10.--Directors and Executive Officers of the Registrant.

                                                                                                  Director
Name                             Age            Position with Company                               Since

Edward L. Gallup                 62    Chairman of the Board of Directors, President and            1982
                                       Chief Executive Officer
Didier L. Lanson                 51    Director                                                     1989
Dennis M. Smith, Jr., M.D.       49    Director                                                     1998
Ralph A. Eatz                    57    Director and Senior Vice President-- Operations              1982
G. Bruce Papesh                  54    Director                                                     1995
Joseph E. Rosen                  57    Director                                                     1998
Dr. Gioacchino De Chirico        48    Director, Director of European Operations and                1994
                                       President of Immucor Italia S.r.l
Daniel T. McKeithan              77    Director                                                     1983


     Edward L. Gallup has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding. Mr. Gallup has worked in the blood banking business for over 35 years.

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

     Daniel T. McKeithan has been a director of the Company since February 1983. Since 1986, he has served as a consultant to health care companies. From April 1979 until March 1986 he was employed by Blood Systems, Inc., a supplier of blood and blood products, as a general manager and as Executive Vice President of Operations. Mr. McKeithan also has 30 years experience in pharmaceutical and diagnostic products with Johnson and Johnson, Inc., including Vice President - Manufacturing of the Ortho Diagnostic Systems Division.

     Didier L. Lanson has been a director of the Company since October 1989. Since April 1, 2000, he has served as CEO of a start up company GenOdyssee S.A. in Paris, France. GenOdyssee provides to the pharmaceutical, diagnostic and biotech industry a full range of post-genomics services: Single Nucleotide Polymorphism (SNP) discovery, high throughput SNP genotyping, and proteomic services dedicated to the characterization of chemical and physical modifications of mutant proteins active sites. From September 1992 until March 1999, he served as Vice President, Europe ('92-97) and Vice President Global Operations and International Affairs ('97-'99) of SyStemix Inc., a Novartis Company. He was a Director and the President and CEO of Diagnostics Transfusion ("DT"), a French corporation which develops, manufactures and distributes reagent products from 1987 until April 1991.

     G. Bruce Papesh has been a director of the Company since December 1995. He is a co-founder of Dart, Papesh & Co., an East Lansing, Michigan based company that provides investment consulting and other financial services. He has served as President of Dart, Papesh & Co. Inc., since 1987. Mr. Papesh has over 30 years of experience in investment services while serving in stockbroker, consulting and executive management positions. Mr. Papesh also serves as a Director and Stock Option Committee Member of Neogen Corporation, a maker of products dedicated to food and animal safety.

     Dennis M. Smith, Jr., M.D. has been a director of the Company since April 1998. He currently is, and for the last six years has been, the Chairman of the Section of Pathology and the Director of Laboratories at Columbia Memorial Hospital in Jacksonville, Florida. In addition to these duties, Dr. Smith is a member of the Board of Directors of Medical Equity Partners, Jacksonville, Florida; Vice President of Laboratory Physicians, St. Petersburg, Florida; and

Senior Vice President and Medical Director of AmeriPath, Inc. Dr. Smith is a past president of the American Association of Blood Banks and is currently Chairman of the Board of Trustees of the National Blood Foundation. He has over 23 years of experience in the medical field.

     Joseph E. Rosen has been a director of the Company since April 1998. He has been employed by Sera-Tec Biologicals since its inception in 1969 and has served as its President for the past fifteen years. Mr. Rosen is currently serving as Chairman of the Board of the American Blood Resources Association, the plasma industry trade group, and has been a member of the Board of Directors of several public and private health care companies. He has over 30 years of experience in the blood banking industry.

Executive Officers

Name                             Age        Position with Company                                    Since

Edward L. Gallup                 62      President and Chief Executive Officer                        1982
Ralph A. Eatz                    57      Senior Vice President-- Operations                           1982
Dr. Gioacchino De Chirico        48      Director of European Operations and                          1994
                                         President of Immucor Italia S.r.l
Steven C. Ramsey                 52      Vice President-- Chief Financial Officer and Secretary       1998
Patrick Waddy                    44      President of Dominion Biologicals Limited and                1996
                                         European Finance Director

     Steven C. Ramsey has been Vice President and Chief Financial Officer since March 1998. Prior to such time, Mr. Ramsey worked for six years at International Murex Technologies Corporation, the last three as Chief Financial Officer. He has more than 26 years of financial management experience.

     Patrick Waddy has been the European Finance Director since March 1999. Mr. Waddy has been with Dominion Biologicals Limited since March 1988 and has served as President for the past six years. The Company acquired Dominion Biologicals in December 1996.

     There are no family relationships among any of the directors or executive officers of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and persons owning more than ten percent of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended May 31, 2001, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company's Common Stock were met.

Item 11.--Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and all of the Company's other executive officers for services rendered in all capacities to the Company for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                                                 Long Term
                                                                                                               Compensation
                                                  Annual Compensation                                             Awards
                                     -----------------------------------------------                          ----------------
                                                                                                                Securities
             Name and                                                                     Other Annual          Underlying
        Principal Position               Year       Salary           Bonus (1)          Compensation (2)        Options (3)
------------------------------------    -------    ----------    -------------------    ------------------    ----------------

Edward L. Gallup                         2001        $225,008          $      0                $40,626                 -
Chairman of the Board, President         2000         218,743             4,875                 44,053                 -
and Chief Executive Officer              1999         206,601            55,209                 29,609            80,000

Ralph A. Eatz                            2001         218,562             3,511                 32,306                 -
Director and Senior Vice                 2000         212,316             5,482                 32,061                 -
President - Operations                   1999         200,579            55,177                 20,830            80,000

Dr. Gioacchino De Chirico (4)            2001         205,746                 -                 16,624                 -
President, Immucor Italia, S.r.l. and    2000         197,833                 -                 16,624                 -
Director of European Operations          1999         175,565                 -                 13,100            80,000

Steven C. Ramsey (5)                     2001         181,712             3,449                  2,500                 -
Vice President - Chief Financial         2000         179,649             4,342                  2,000                 -
Officer and Secretary                    1999         178,946                 -                      -            30,500

Patrick Waddy (6)                        2001          78,000                                        -                 -
President of Dominion Biologicals        2000          81,505             4,075                  2,500                 -
Limited and European Finance             1999          69,260            25,719                  2,500            30,500
Director



(1) Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers, a bonus for Mr. Gallup and Eatz of $50,000 and Mr. Waddy of $22,256, in 1999.

(2) Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 2001 - for Mr. Gallup, Eatz, De Chirico, Ramsey and Waddy, life insurance premiums of $31,026, $22,706, $7,024, $2,500 and $0 respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Dr. De Chirico of $9,600 each. For 2000 - for Mr. Gallup, Eatz, De Chirico, Ramsey and Waddy, life insurance premiums of $34,453, $22,460, $7,024, $2,000 and $2,500 respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Dr. De Chirico of $9,600 each. For 1999 - for Mr. Gallup, Eatz, De Chirico and Waddy, life insurance premiums of $20,009, $11,230, $3,500 and $2,500 respectively, and an allowance for automobile expenditures for Mr. Gallup, Eatz and Dr. De Chirico of $9,600 each.

(3) Includes stock options granted for each of the above named officers as follows: For 2001 and 2000 - No options were granted to executive officers during the fiscal year. For 1999 - for Mr. Gallup, Eatz, and Dr. De Chirico 25,000 shares each and 7,500 shares for Mr. Ramsey and Waddy under the 1995 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $9.6875. 50% of the options are exercisable beginning July 31, 2000, and 25% per year thereafter. For Mr. Gallup, Eatz, and Dr. De Chirico 55,000 shares each and 23,000 shares for Mr. Ramsey and Waddy under the 1998 Stock Option Plan to purchase shares of the Company's Common Stock at an exercise price of $9.375. 50% of the options are exercisable beginning April 9, 2001, and 25% per year thereafter.

(4)      For 1999 - includes a bonus of $50,000  for Dr. De Chirico,   which  is
         included in the Annual  Compensation of Salary.

(5)      For 1999 - includes a bonus of $8,000 for Mr. Ramsey, which is included
         in the Annual Compensation of Salary.   Mr. Ramsey assumed the position
         of Vice President and Chief Financial Officer in April 1998.

(6) Mr. Waddy became an employee of the Company upon the acquisition of Dominion Biologicals Limited in December 1996.


Option Holdings

     The table below presents information concerning option exercises during the past fiscal year and the value of unexercised options held as of the end of the fiscal year by each of the individuals listed in the Summary Compensation Table.

                                  FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities
                                                 Underlying Unexercised             Value of Unexercised
                                                       Options at                 In-the-Money Options at
                                                      May 31, 2001                    May 31, 2001 (1)
                                                      ------------                    ----------------
                                                Exercisable  Unexercisable       Exercisable   Unexercisable
                                              ------------------------------    -----------------------------
           Edward L. Gallup                       100,000        40,000               0              0

           Ralph A. Eatz                          100,000        40,000               0              0

           Dr. Gioacchino De Chirico              115,000        40,000               0              0

           Steven C. Ramsey                        37,750        22,750               0              0

           Patrick Waddy                          266,389        15,250               0              0


 (1) Based on the amount that the closing price exceeds the exercise price for the Common Stock on May 31, 2001. None of the stock option exercise prices exceeded the May 31, 2001 closing price of $2.55, as reported by NASDAQ. Consequently there was no value related to these stock options.

Employment Contracts, Termination of Employment and Change of Control
   Arrangements

     The Company has in effect employment agreements (the "Agreements") with five of its executive officers. The Company entered into written employment agreements with Edward L. Gallup and Ralph A. Eatz on October 13, 1998. Each agreement is for a five-year term and automatically renews for a five-year term, unless sooner terminated. The agreements provide base salaries for Mr. Gallup and Mr. Eatz of $219,668 and $213,243, respectively. The agreements also contain covenants prohibiting Mr. Gallup and Mr. Eatz from disclosing confidential information and from competing with the Company, both during and for specified periods after the termination of their employment.


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


     The Company has in effect an employment agreement with Dr. Gioacchino De Chirico entered into on December 31, 1993. The Agreement renews for a period of five years from each anniversary date unless sooner terminated based upon sales performance of Immucor Italia, S.r.l. The Company may only terminate the employment agreement "for cause", as defined in the agreement. If the Company terminates the employment of the Employee "without cause", the Employee would receive his base annual salary for the remainder of the five year period as renewed upon such termination. On October 13, 1998 the Company entered into a Severance Agreement with Dr. De Chirico which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Dr. De Chirico within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Dr. De Chirico a lump sum equal to five times his average annual compensation. Dr. De Chirico has agreed to refrain from competition with Immucor Italia, S.r.l. following the termination of the agreement for a period of two years if he is terminated without cause, and for a period of four years if he is terminated for cause or if he voluntarily terminates the agreement.


     The Company has in effect an employment agreement with Mr. Steven C. Ramsey entered into on October 13, 1998 which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Mr. Ramsey within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Mr. Ramsey a lump sum equal to two times his average annual compensation. The Agreement renews for a period of twelve months from each anniversary date unless sooner terminated. Mr. Ramsey has agreed to refrain from competition with Immucor for a period of two years after his employment has terminated and for any additional period that he is compensated by the Company.

     The Company has in effect an employment agreement with Mr. Patrick Waddy entered into on October 13, 1998 which clarifies the rights and obligations of the parties in the event of a change of control. If the Company terminates the employment of Mr. Waddy within two years after a change of control, or if he terminates his own employment within 60 days after a change of control, then the Company instead must pay Mr. Waddy a lump sum equal to two times his average annual compensation. The Agreement renews for a period of twelve months from each anniversary date unless sooner terminated. Mr. Waddy has agreed to refrain from competition with Immucor for a period of two years after his employment has terminated and for any additional period that he is compensated by the Company.


Compensation of Directors

     Members of the Board of Directors, who are not also executive officers of the Company, receive $500 per meeting and are reimbursed for all travel expenses to and from meetings of the Board. In addition, the Company provides each of the non-employee directors a grant of an option to purchase shares of the Company's Common Stock upon their election as a director at the stock's then current fair market value, and at the direction of the Board, they may receive additional options. The amount of shares subject to the option is determined at the time of the grant. There were no stock option grants to directors during the fiscal year ended May 31, 2001.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee has responsibility for determining the types and amounts of executive compensation, including setting the number of stock options that can be granted to executive officers as a group. Messrs. McKeithan, Papesh and Lanson are members of the Compensation Committee. The Stock Option Committee determines the number of shares to be granted to individual executive officers. Messrs. Gallup, Eatz, Rosen and Smith are members of the Stock Option Committee. Mr. Ramsey attends the meetings of the Compensation Committee at the request of the Board of Directors. Neither Mr. McKeithan, Mr. Papesh, Mr. Lanson, Mr. Rosen nor Dr. Smith are, nor have they ever been, officers or employees of the Company. Edward L. Gallup and Ralph A. Eatz are the founders of the Company, have been directors and executive officers of the Company since its inception, and each of them participates in decisions on all stock options granted.

Item 12.--Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of July 31, 2001, the number of shares of Common Stock of Immucor beneficially owned by each director and other reporting insiders of the Company, and by each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and by all of the executive officers and directors of the Company as a group.


Name of Beneficial Owner                     Amount and Nature
(and address for those                         of Beneficial         Percent
owning more than five percent)                Ownership of (1)     of Class(1)
------------------------------                ----------------     -----------
Edward L. Gallup                                  216,357  (2)          3.0%

Ralph A. Eatz                                     294,526  (2)          4.1%

Dr. Gioacchino De Chirico                         124,250  (3)          1.7%

Steven C. Ramsey                                   44,625  (4)            *

Patrick D. Waddy                                  299,264  (5)          4.1%

Didier L. Lanson                                   15,000  (6)            *

Daniel T. McKeithan                                54,778  (7)            *

G. Bruce Papesh                                    15,100  (8)            *

Dennis M. Smith, Jr., M.D.                         70,l00  (9)            *

Joseph E. Rosen                                    11,000  (9)            *

Kairos Partners LP                                728,170  (10)         10.0%
Kairos Partners GP, LLC
Aim High Enterprises, Inc.
Stone Gate Partners, LLC
c/o Aim High Enterprises, Inc.
600 Longwater Dr., Suite 204
Norwell, MA 02061

Dimensional Fund Advisors, Inc.                   715,562  (11)         9.8%
1299 Ocean Ave.  11th Floor
Santa Monica, CA 90401-1038

All directors and executive officers            1,145,000               15.7%
as a group (ten persons)

         * less than 1%.


(1) Pursuant to Rule 13-3(d)(1) of the Securities Exchange Act of 1934, the persons listed are deemed to beneficially own shares of the Company's Common Stock if they have a right to acquire such stock within the next sixty days, such as by the exercise of stock options, and any such common stock not presently outstanding shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)      Includes  for Messrs.   Gallup  and Eatz  an  option to acquire  60,000
         shares at an exercise price of $6.00, an option to acquire 18,750 shares at an exercise price of $9.69, and an option to acquire 27,500 shares at an exercise price of $9.38.

(3) Includes a currently exercisable option to acquire 15,000 shares of Common Stock at an exercise price of $6.00, an option to acquire 60,000 shares of Common Stock at an exercise price of $6.00, an option to acquire 18,750 shares of Common Stock at an exercise price of $9.69, and an option to acquire 27,500 shares at an exercise price of $9.38.

(4) Includes a currently exercisable option to acquire 22,500 shares at $8.38 per share, a currently exercisable option to acquire 5,625 shares at $9.69 per share and an option to acquire 11,500 shares at an exercise price of $9.38.

(5) Includes 201,139 5-year warrants at an exercise price of $12.00 and 50,000 10-year warrants at an exercise price of $11.98 issued in connection with the acquisition of Dominion Biologicals Limited, a currently exercisable option to acquire 5,625 shares at $9.69 per share, and an option to acquire 11,500 shares at an exercise price of $9.38.

(6)      Includes  a  currently  exercisable   option to acquire  10,000  shares
         at $6.00 per share and an option to acquire 5,000 shares at $12.38 per share.

(7) Includes a currently exercisable option to acquire 5,000 shares at $12.38 per share.

(8) Includes a currently exercisable option to acquire 10,000 shares at $8.00 per share and a currently exercisable option to acquire 5,000 shares at $12.38 per share.

(9)      Includes  a  currently  exercisable  option to   acquire  7,500  shares
         at $8.88 per share and a currently exercisable option to acquire 1,500 shares at $12.38 per share.

(10) A group consisting of Kairos Partners LP, Kairos Partners GP, LLC, Aim High Enterprises, Inc., and Stone Gate Partners, LLC reported in its
         Schedule 13D dated August 9, 2001 that it had sole power to vote and dispose of 728,170 shares, or 10.0% of outstanding shares.

(11) Dimensional Fund Advisors, Inc ("DFA") reported in a Schedule 13G dated February 16, 2001, that in its capacity as an investment adviser may be deemed to beneficially own 715,562 shares or 9.8% of the Company, which are held of record by clients of DFA. DFA indicated that it had the sole power to vote or to dispose of 715,562 shares.


Item 13.--Certain Relationships and Related Transactions.

     On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc., and a member of the board of directors, entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company believes that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan is LIBOR plus 1%, which was the Company's current borrowing rate. The largest aggregate amount due during the fiscal year ended May 31, 2001 was $396,000. As of July 31, 2001 the amount owed to Immucor, Inc. is $396,000.

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

         3.      Exhibits

         3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

         3.2 Amended and Restated Bylaws (amended and restated as of November 29, 2000) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

         4.1 Immucor, Inc. Shareholder Rights Plan, adopted April 16, 1999 (incorporated by reference to Exhibit 1 to Immucor, Inc.'s Current Report on Form 8-K dated April 16, 1999).

        4.2 Amendment No. 1 dated as of November 29, 2000 to Shareholder Rights Agreement between Immucor, Inc. and EQUISERVE Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Immucor Inc.'s quarterly report on Form 10-Q filed on January 16, 2001.

         10.1 Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

         10.1-1 Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

         10.1-2 Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd. (incorporated by reference to
                   Exhibit 10.1-1 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

         10.1-3 Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

         10.1-4 Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

         10.1-5 Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.2 Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

         10.3 Agreement dated August 27, 1987, between the Company and the Kansas City Group amending Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

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

         10.6 United States Department of Health and Human Services Product License dated May 20, 1983, for the manufacture and sale of blood grouping s era (incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-966 on Form S-1).

         10.7 United States Department of Health and Human Services Product License date November 18, 1983, for the manufacture and sale of anti-human serum (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-966 on Form S-1).

         10.8* Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup (incorporated by reference to
                   Exhibit 10.8 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.9* Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz (incorporated by reference to
                   Exhibit 10.9 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.10* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.12* Severance Agreement dated October 13, 1998, between Immucor Inc. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder.

         10.14*    1995  Stock  Option Plan,  including  form  of  Stock  Option
                   Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

         10.15* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to
                   Exhibit 10.15 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).
         .
         10.16* Description of 1983 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

         10.17* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

         10.18* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey (incorporated by reference to
                   Exhibit 10.20 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.19*    Employment  Agreement  dated  October 13,  1998,  between the
                   Company and Patrick Waddy (incorporated by reference to Exhibit 10.22 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

         10.20 Loan Agreement among Immucor, Inc., Dominion Biologicals Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on form 10-Q filed April 23, 2001).

         21        Subsidiaries of the Registrant.

         23.1      Consent of Ernst & Young LLP.

*Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On November 29, 2000, the Company filed a Form 8-K, relating to Item 9. Regulation FD Disclosure, the annual meeting of shareholders.

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

IMMUCOR, INC.

By:      /s/ EDWARD L. GALLUP
         --------------------------------------------------------------
         Edward L. Gallup, Chairman of the Board of Directors,
         President and Chief Executive Officer
         September 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behal f of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
-----------------------------------------------------------------------
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
September 13, 2001

/s/ STEVEN C. RAMSEY
-----------------------------------------------------------------------
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
September 13, 2001

/s/RALPH A. EATZ
-----------------------------------------------------------------------
Ralph A. Eatz, Director, Senior Vice President - Operations
September 13, 2001

/s/ PATRICK WADDY
-----------------------------------------------------------------------
Patrick Waddy, European Finance Director and President of Dominion Biologicals Limited
September 13, 2001

/s/DANIEL T. MCKEITHAN
-----------------------------------------------------------------------
Daniel T. McKeithan, Director
September 13, 2001

/s/G. BRUCE PAPESH
-----------------------------------------------------------------------
G. Bruce Papesh, Director
September 13, 2001

/s/ DIDIER L. LANSON
-----------------------------------------------------------------------
Didier L. Lanson, Director
September 13, 2001

/s/ DR. GIOACCHINO DE CHIRICO
-----------------------------------------------------------------------
Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
September 13, 2001

/s/ DENNIS M. SMITH
-----------------------------------------------------------------------
Dennis M. Smith, Jr., M.D., Director
September 13, 2001

/s/JOSEPH E. ROSEN
-----------------------------------------------------------------------
Joseph E. Rosen, Director
September 13, 2001

EXHIBIT INDEX


Number                                      Description

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter filed on January 16, 2001).

3.2        Amended and  Restated Bylaws (amended and restated as of November 29,
           2000) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.'s Quarterly Report on Form 10-Q filed on January 16, 2001).

4.1 Immucor, Inc. Shareholder Rights Plan, adopted April 16, 1999 (incorporated by reference to Exhibit 1 to Immucor, Inc.'s Current Report on Form 8-K dated April 16, 1999).

4.2 Amendment No. 1 dated as of November 29, 2000 to Shareholder Rights Agreememt between Immucor, Inc. and EQUISERVE Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Immucor Inc.'s quarterly report on Form 10-Q filed on January 16, 2001.

10.1 Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1 Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31,
           1989).

10.1-2 Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3 Lease Agreement dated February 2, 1996, between the Company and Connecticut General Life Insurance Company. (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4 Lease Amendment dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.1-5 Lease Amendment dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.2 Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3 Agreement dated August 27, 1987, between the Company and the Kansas City Group amending Exhibit 10.2 (incorporated by reference to
           Exhibit 10.3 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

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

10.8* Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup. (incorporated by reference to Exhibit 10.8 to Immucor Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

10.9* Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz. (incorporated by reference to Exhibit 10.9 to Immucor Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.10* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.12 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.13 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.12* Severance Agreement dated October 13, 1998, between Immucor, Inc. and Dr. Gioacchino De Chirico.(incorporated by reference to Exhibit
           10.13 to Immucor Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder.

10.14* 1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31,
           1995).

10.15* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31,
           1995).

10.16*     Description of 1983 Stock  Option  Plan (incorporated by reference to
           Exhibit 10.10 to Immucor, Inc.'s Annual Repor t on Form 10-K for the fiscal year ending May 31, 1985).

10.17* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-16275 on Form S-1).

10.18* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey. (incorporated by reference to Exhibit 10.20 to Immucor Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.19* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy. (incorporated by reference to Exhibit 10.22 to Immucor Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31,
           1999).

10.20 Loan Agreement among Immucor, Inc., Dominion Biologicals Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on form 10-Q filed April 23, 2001).

21         Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP

*Denotes a management contract or compensatory plan or arrangement.