Form 10-Q
period 2001-08-31
IMMUCOR INC
filed 2001-10-15
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

      (Mark One)
            X    Quarterly Report Pursuant to Section 13 or 15(d)
            -        of the Securities Exchange Act of 1934


                       For Quarter Ended: August 31, 2001

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

        As of October 12, 2001: Common Stock, $0.10 Par Value - 7,277,617



                                  IMMUCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------


                                                                                         August 31, 2001        May 31, 2001
                                                                                       ------------------------------------------
ASSETS                                                                                     (Unaudited)            (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 4,140,886           $ 3,124,517
   Accounts receivable, trade - Net                                                             21,988,271            21,167,490
   Loan to officer                                                                                 395,826               395,826
   Inventories                                                                                  15,690,655            15,668,637
   Income taxes receivable                                                                         517,673               402,243
   Deferred income taxes                                                                           578,015               631,797
   Prepaid expenses and other                                                                    1,970,465               891,356
                                                                                       --------------------  --------------------

     Total current assets                                                                       45,281,791            42,281,866

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,583,795            18,333,952

DEFERRED INCOME TAXES                                                                            1,525,936             1,525,936

OTHER ASSETS - Net                                                                               2,241,076             2,104,845

DEFERRED LICENSING COSTS - Net                                                                   1,576,697             1,652,102

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          28,757,111            28,913,981
                                                                                       --------------------  --------------------

                                                                                               $97,966,406           $95,812,682
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


                                  IMMUCOR, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                          August 31,2001        May 31, 2001
                                                                                       -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                       $   2,170,013         $    2,417,121
   Current portion of long-term debt                                                            5,329,548              5,563,363
   Note payable to related party                                                                  216,245                349,654
   Current portion of capital lease obligations                                                   765,867                768,142
   Accounts payable                                                                             9,762,827              8,647,066
   Income taxes payable                                                                            58,892                 23,102
   Accrued salaries and wages                                                                   1,207,346              1,530,772
   Deferred income taxes                                                                          154,029                 98,308
   Other accrued liabilities                                                                    4,233,901              3,561,676
                                                                                       ---------------------  --------------------

     Total current liabilities                                                                 23,898,668             22,959,204

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                 3,124,439              3,268,740
LONG-TERM DEBT                                                                                 34,349,298             34,839,576
CAPITAL LEASE OBLIGATIONS                                                                       1,411,592              1,629,705

DEFERRED INCOME TAXES                                                                           3,064,766              3,119,402

OTHER LIABILITIES                                                                                 172,718                152,588

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; issued and
     outstanding 7,277,617                                                                        727,762                727,762
   Additional paid-in capital                                                                  15,439,889             15,439,889
   Retained earnings                                                                           21,514,305             20,261,628
   Accumulated other comprehensive loss                                                        (5,737,031)            (6,585,812)
                                                                                       ---------------------  --------------------

     Total shareholders' equity                                                                31,944,925             29,843,467
                                                                                       ---------------------  --------------------

                                                                                            $  97,966,406          $  95,812,682
                                                                                       =====================  ====================











See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                Three Months Ended
                                                          August 31,       August 31,
                                                             2001             2000
                                                             ----             ----

NET SALES.............................................  $   18,639,962   $   17,081,242

COST OF SALES.........................................       9,377,509        8,567,954
                                                        --------------   --------------
GROSS MARGIN..........................................       9,262,453        8,513,288

OPERATING EXPENSES:
     Research and development.........................         487,012          473,025
     Selling and marketing............................       2,479,609        3,181,462
     Distribution.....................................       1,433,708        1,427,601
     General and administrative.......................       2,498,919        2,369,910
     Amortization expense.............................         407,811          484,092
                                                        --------------   --------------
        Total operating expenses......................       7,307,059        7,936,090
                                                        --------------   --------------
INCOME FROM OPERATIONS................................       1,955,394          577,198
                                                        --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income..................................           1,068            3,787
     Interest expense.................................      (1,152,418)        (865,715)
     Other - net......................................         672,580           85,301
                                                        --------------   --------------
        Total other...................................        (478,770)        (776,627)
                                                        --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES.....................       1,476,624         (199,429)
INCOME TAX EXPENSE....................................         223,948           16,002
                                                        --------------   --------------
NET INCOME (LOSS).....................................  $    1,252,676   $     (215,431)
                                                        ==============   ==============
Earnings (loss) per share:
     Basic............................................        $ 0.17           $(0.03)
                                                        ==============   ==============
     Diluted..........................................        $ 0.17           $(0.03)
                                                        ==============   ==============

Weighted average shares outstanding:
     Basic............................................       7,277,617        7,311,801
                                                        ==============   ==============
     Diluted..........................................       7,296,232        7,311,801
                                                        ==============   ==============





See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                            August 31,        August 31,
                                                                                               2001              2000
                                                                                         ------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                         $1,252,676          $(215,431)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization of property and equipment                                    953,753            792,486
     Amortization of other assets and excess of cost over net tangible assets acquired          407,811            484,092
     Loss on retirement of property and equipment                                                99,267                  -
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                              (406,286)          (417,968)
       Income tax receivable                                                                    (88,147)          (538,857)
       Inventories                                                                              (22,018)        (1,196,548)
       Other current assets                                                                  (1,060,210)        (1,063,711)
       Accounts payable                                                                       1,115,761          1,364,369
       Income taxes payable                                                                      63,374             32,466
       Other current liabilities                                                                266,210            155,726
                                                                                         -----------------  -----------------
         Total adjustments                                                                    1,329,515           (387,945)
                                                                                         -----------------  -----------------

Cash provided by (used in) operating activities                                               2,582,191           (603,376)

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                           (590,015)          (406,203)
   Decrease (increase) in other assets                                                                -             (4,765)
                                                                                         -----------------  -----------------

Cash used in investing activities                                                              (590,015)          (410,968)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                                (566,487)          (214,194)
   Proceeds from issuance of long term debt and capital lease obligations                             -          2,055,144
   Repayment of long-term debt and capital lease obligations                                 (1,141,782)                 -
   Borrowings (payments) of notes payable                                                      (133,409)           263,087
   Purchase and retirement of stock (184,500 shares)                                                  -         (1,484,713)
                                                                                         -----------------  ----------------

Cash (used in) provided by financing activities                                              (1,841,678)           619,324

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         865,871           (275,668)
                                                                                         -----------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,016,369           (670,688)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,124,517          3,505,926
                                                                                         -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $4,140,886         $2,835,238
                                                                                         =================  ================


See notes to consolidated financial statements

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2001, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.


2.  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                                      As of                          As of
                                                 August 31, 2001                 May 31, 2001
                                              ----------------------         ----------------------
Raw materials and supplies                              $ 5,386,170                    $ 5,524,301
Work in process                                           1,980,989                      2,095,363
Finished goods                                            8,323,496                      8,048,973
                                              ----------------------         ----------------------
                                                        $15,690,655                    $15,668,637
                                              ======================         ======================


3.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended
                                                     August 31,       August 31,
                                                        2001             2000
                                                   ---------------- ---------------
Numerator for basic and diluted
earnings(loss) per share:

Income (loss) available to common shareholders          $1,252,676      $(215,431)
                                                   ================ ===============
Denominator:
  For basic earnings (loss) per share - weighted
      average basis                                      7,277,617       7,311,801
  Effect of dilutive stock options and warrants             18,615               -
                                                   ---------------- ---------------
  Denominator for diluted earnings (loss) per
     share-adjusted weighted-average shares              7,296,232       7,311,801
                                                   ================ ===============

Basic earnings (loss)  per share                             $0.17         $(0.03)
                                                   ================ ===============

Diluted earnings (loss) per share                            $0.17         $(0.03)
                                                   ================ ===============

4.  DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                               ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended August 31, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $12,468        $2,210        $1,424        $1,297        $1,241       $     -           $18,640
   Affiliates                     1,859           355             -            32           104        (2,350)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      14,327         2,565         1,424         1,329         1,345        (2,350)           18,640

Income from operations            1,134           202           121           346           175           (23)            1,955


                               ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended August 31, 2000
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $10,660        $2,031        $1,415        $1,241        $1,734       $     -           $17,081
   Affiliates                     1,609            71             -            19            36        (1,735)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      12,269         2,102         1,415         1,260         1,770        (1,735)           17,081

(Loss) income from operations      (368)          366           177           313            89             -               577



The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,306,000 and $1,666,000 for the three months ended August 31, 2001 and August 31, 2000, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $897,000 and $217,000 for the three months ended August 31, 2001 and August 31, 2000, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $570,000 and $545,000 for the three months August 31, 2001 and August 31, 2000, respectively. Product sales to affiliates are valued at market prices.


5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three-month period ended August 31, 2001 and August 31, 2000 are as follows:

                                              Three Months Ended
                                       August 31,           August 31,
                                          2001                 2000
                                     ----------------     ----------------

Net income (loss)                     $  1,252,676         $    (215,431)

Net foreign currency translation           951,502              (755,042)

Cumulative effect of the adoption
  of FAS 133 on June 1, 2001, net
  of taxes                                (102,721)                    -
                                     ----------------     ----------------
Comprehensive income (loss)           $  2,101,457          $   (970,473)
                                     ================     ================

Accumulated comprehensive loss as of August 31, 2001 and May 31, 2001 was ($5,737,031) and ($6,585,812), respectively. The balance consists of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the consolidated balance sheets.

6.  LOANS TO OFFICERS AND DIRECTORS

     On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company made the loan because it believed that certain benefits would accrue to the Company and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The loan is payable on demand by the Company and bears interest at the rate charged paid by the Company under the Company's loan agreement with its principal lender (which presently is the Prime Rate plus 0.5%). The amount of principal outstanding from Mr. Gallup on October 11, 2001 is $358,000, and is secured by 105,000 Immucor shares.


7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of August 31, 2001, the Company had two interest rate swap agreements to hedge against exposure to interest rate risk. The cumulative effect of the adoption of FAS 133 on June 1, 2001 resulted in a comprehensive loss of approximately $103,000, relating to the interest rate swap agreements.

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

8. INCOME TAX EXPENSE

Income tax expense as shown in the statements of consolidated operations differ from the amount that would be computed if income before income taxes was multiplied by the United States federal income tax rate (statutory rate) applicable in each period. The reasons for this difference are as follows:

                                                      Three Months Ended
                                                 August 31,        August 31,
                                                    2001              2000
                                                    ----              ----

Expense at statutory rate                      $    502,052    $     (67,806)
Increase (decrease) resulting from:
   Amortization                                     138,656          164,591
   Dividend from subsidiary                         (42,028)        (179,390)
   Foreign operations                               148,400           57,427
   Domestic operating loss carryforward            (468,604)               -
   Other                                            (54,528)          41,180
                                           ------------------------------------
Tax provision per statement of operations    $      223,948      $    16,002
                                           ====================================




ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

     Any statements contained herein that are not statements of historical fact are forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements concerning the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this discussion are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is not certain that the Company will achieve expected sales and earnings, which could be adversely affected by a variety of factors, including significant price decreases by our competitors, the strengthening of the dollar versus the euro, and the inability of the Company to maintain an adequate level of working capital. In addition, continued weakness in the economy and other factors could cause customers to defer capital spending, which would adversely impact instrument sales.


Financial Condition and Liquidity:

As of August 31, 2001, the Company's cash position totaled $4.1 million. During the quarter the Company improved net income by $1.5 million over the prior year and received $1.2 million from the settlement with Becton, Dickinson and Company. Debt payments of $1.8 million and capital additions of $0.6 million were made during the quarter. The implementation of the cost savings plan in the fourth quarter of fiscal 2001 has had a positive effect on the Company's cash position. The net result of the quarter's cashflow was a $1.3 million improvement in cash position compared to the prior year.

On September 11, 2001 the Company successfully completed negotiations with its primary lender to issue a waiver of covenant defaults and to reset the loan covenants for the next four quarters in the Loan Agreement dated February 23, 2001. A waiver fee of $750,000 will be paid in twelve equal monthly payments beginning September 30, 2001. Any remaining balance will be paid upon receipt of junior capital. The interest rate on the revolving lines of credit and Term Loan A will be prime plus 0.50% and the interest rate on Term Loan B will be prime plus 2.00%. The Company is required to meet quarterly and cumulative EBITDA covenants in addition to quarterly funded debt to EBITDA ratios. Once the Company's trailing twelve-month funded debt to EBITDA reaches 2.50 to 1 or less the Company will revert back to the pricing matrix as stated in the Loan Agreement.

An additional requirement of the waiver is that the Company successfully obtain a minimum of $5.0 million in junior capital by December 31, 2001. If the Company is not successful, the lender will earn an additional fee of $450,000 payable in twelve equal monthly installments beginning January 31, 2002. The lender will also fully earn warrants to purchase 750,000 shares of Immucor, Inc. stock issued at the then current market price of the stock. If the Company meets all of its quarterly EBITDA covenants and no other events of default are then occurring, the lender will return a portion of the warrants to the Company based on when the Company raises the junior capital after December 31, 2001. Specifically, 562,500 warrants would be returned if the $5.0 million of junior capital is raised by January 31, 2002, 375,000 warrants would be returned if the $5.0 million of junior capital is raised by February 28, 2002, and 187,500 warrants would be returned if the $5.0 million of junior capital is raised by March 31, 2002. If the junior capital is not received by December 31, 2001, then the revolving lines of credit and Term Note A would be re-priced at prime plus 2.0% and Term Note B would be re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities will be reset to mature on February 28, 2003.

The FDA agreed to lift the ABS2000 safety notification for antibody screening and crossmatch assay in December 2000. The Company's corrective action plan, for blood grouping, was accepted by the FDA. In connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company completed these tasks and submitted data to the FDA for expedited review. Instrument sales for the first quarter of fiscal 2002 were depressed, as a result. On September 26, 2001, the Company received written notification from the U.S. Food and Drug Administration (FDA) clearing the Company's modification to ABS2000 Version 1 software. This clearance effectively lifts the safety alert for the instrument. On October 1, 2001 the Company announced that it began the commercial launch of ABS2000 Version 2 software. This simple enhancement will be installed at no charge to the customer. Immucor received Version 2 clearance from the U.S. Food and Drug Administration on July 3, 2001 but could not begin the commercialization process until the ABS2000 safety alert had been lifted. The expected increase in instrument sales going forward is expected to also improve revenues.

Management expects that the projected savings from the cost savings plan, cash and cash equivalents and internally generated funds will be sufficient to support operations and planned capital expenditures for the next 12 months. In addition, Management believes that most capital expenditure planned for the next 12 months can be delayed in the event capital resources become inadequate.


Results of Operations:

Net sales

Revenues for the quarter ended August 31, 2001 rose by $1.6 million over the same quarter last fiscal year. The aggressive price increase begun in the third quarter of fiscal year 2001 had a positive effect of $0.8 million on revenues. The Company expects to improve sales by $8.0 million for the fiscal year ending May 31, 2002 as a result of the price increases. Revenues were further strengthened by the addition of revenues from a new purchasing group added near the end of the fiscal year 2001. This group contract is expected to increase revenues by $2.5 million for the fiscal year. Instrument sales for the quarter ended August 31, 2001 were up slightly to $0.8 million from $0.75 million for the same quarter in the prior year. With the lifting of the ABS2000 safety alert, instrument sales are expected to return to previous levels.

Gross profit

Gross profit increased $0.75 million as compared to the prior year's quarter due to the aggressive price increases mentioned above. In addition, costs incurred to resolve the ABS2000 issue and reagents provided free of charge to customers performing backup testing were substantially reduced by the beginning of the new fiscal year.

Operating expenses

When compared to the prior year, research and development costs remained relatively constant, primarily related to instrument development initiatives for the Galileo for the European market. The project is continuing on track for a launch in late calendar year 2001. The Galileo is designed to fulfill the need in Europe for a high-throughput blood serology-testing device with a test menu that includes antibody screening.

Selling and marketing expenses decreased $0.7 million as compared to the same period last year. Until the fourth quarter of fiscal 2001, the Company had been developing an infrastructure to support an increased level of instrument sales. But in light of the issues with the ABS2000, at the time, and continued customer migration to purchasing groups, the Company reevaluated the focus of the sales and marketing efforts. The domestic and Netherlands sales staff was significantly reduced and had a positive effect on the first quarter net income. In addition, in the prior year quarter, the Company recorded $160,000 in additional expense related to the ABS2000 problems.

Distribution expenses for the first quarter of fiscal 2002 remained relatively constant as compared to the prior year, but as a percentage of sales, have decreased from 8.4% to 7.7%. Additional shipping expenses related to the new purchasing group were offset by volume discounts offered by carriers.

General and administrative expenses and amortization expense remained relatively constant with the prior period.

Interest expense

When compared to the prior year three-month period, interest expense increased $287,000. This is the result of increased borrowings on long-term debt and capitalized leases in fiscal 2001.

Other income

Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration. On December 28, 2000 the Company initiated arbitration against Becton, Dickinson and Company with the American Arbitration Association to take place in Santa Clara County, California. The Company's claims against Becton, Dickinson and Company related to a Distributor Agreement between the Company and Biometric Imaging, Inc., and Becton, Dickinson and Company became a party to this agreement when they acquired Biometric Imaging, Inc. in 1999. On June 12, 2001, the Company announced that it had reached a settlement with Becton, Dickinson and Company. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was made on June 11, 2001, with the second installment of $0.6 million payable not later than April 1, 2002. This settlement represents a reimbursement for asset impairment and lost profits. In return, Immucor, Inc. agreed to give up its right to distribute the IMAGN instrument and associated reagents in Italy and Portugal and to cooperate with Becton, Dickinson and Company in the transition of the Italian and Portuguese IMAGN customers. Assets of approximately $1.0 million related to IMAGN were written off with the transaction.

Income taxes

Income tax expense increased during the three-month period ended August 31, 2001, as compared to the prior period, due mainly to income from operations at the foreign subsidiaries. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and will be used to reduce domestic taxes in the current year now that the Company has returned to profitability.

ITEM 3.  Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K.



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

          (b) The Company did not file any reports on Form 8-K during the three months ended August 31, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date: October 15, 2001








_/s/ Edward L. Gallup______    Edward L. Gallup, President
                               (Principal Executive Officer)






_/s/ Steven C. Ramsey_____     Steven C. Ramsey, Senior Vice President - Finance
                               (Principal Accounting Officer)

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