Form 10-K/A
period 2001-05-31
IMMUCOR INC
filed 2001-10-17
CIK 736822

FORM 10-K/A
                              AMENDMENT NUMBER ONE

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

     On April 13, 2000, Gamma Biologicals, Inc. received a letter from the FDA detailing deficiencies found in the most recent inspection and providing notice that unless the company demonstrated or achieved compliance with applicable regulations the FDA would begin action to revoke the Establishment License. The Company responded to the FDA on May 15, 2000, with a detailed plan to bring the Houston facility to current standard. The FDA advised the Company, on July 14, 2000, that its proposed corrective action plan was satisfactory. During fiscal 2001, the Company funded approximately $500,000 of capital improvements necessary to meet FDA quality requirements and expand manufacturing operations at its Houston facility. As a follow-up the FDA performed a non-voluntary inspection beginning December 27, 2000, and reported only minor observations for management consideration.

     Immucor, Inc. received a warning letter dated May 3, 2000, detailing deficiencies found during the January 10-25, 2000, FDA inspection of the Norcross facility. The Company responded to the FDA on May 19, 2000, with a detailed plan to bring the facility into compliance. The FDA advised the Company on July 14, 2000, that its proposed corrective action plan was satisfactory. The FDA performed a non-voluntary inspection beginning October 24, 2000, and reported several observations. Management responded with corrective actions to be taken to the FDA observations.

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

Item 6.--Consolidated Selected Financial Data.

                             (All amounts are in thousands, except per share amounts)
                                                                           Year Ended May 31,
                                             ---------------------------------------------------------------------------------
                                                  2001            2000           1999 (2)           1998          1997 (1)
Net sales                                         $69,438          $76,541          $59,525         $39,790          $35,653
Cost of sales                                      38,086           36,408           27,551          18,168           15,055
                                             ---------------  --------------   --------------  ---------------  --------------
Gross profit                                       31,352           40,133           31,974          21,622           20,598
                                             ---------------  --------------   --------------  ---------------  --------------
Operating expenses:
Research and development                            1,894            2,003            1,294             971              907
Selling, general, and administrative               33,582           30,771           23,812          16,918           16,647
Merger-related expenses                                 -                -              559               -                -
                                             ---------------  --------------   --------------  ---------------  --------------
Total operating expenses                           35,476           32,774           25,665          17,889           17,554
                                             ---------------  --------------   --------------  ---------------  --------------
(Loss) income from operations                      (4,124)           7,359            6,309           3,733            3,044
                                             ---------------  --------------   --------------  ---------------  --------------
Other:
Interest income                                        58               31              313             789              848
Interest expense                                   (3,747)          (2,911)          (1,416)           (616)            (486)
Other                                                 229              231              202             (27)            (264)
                                             ---------------  --------------   --------------  ---------------  --------------
Total other                                        (3,460)          (2,649)            (901)            146               98
                                             ---------------  --------------   --------------  ---------------  --------------

(Loss) income before income taxes                  (7,584)           4,710            5,408           3,879            3,142
Income taxes                                          465            1,898            1,847           1,810            1,302
                                             ---------------  --------------   --------------  ---------------  --------------
Net (loss) income                                $ (8,049)         $ 2,812         $  3,561        $  2,069         $  1,840
                                             ===============  ==============   ==============  ===============  ==============
(Loss) income per share:

     Basic                                        $(1.10)            $0.36            $0.47           $0.26            $0.23
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                      $(1.10)            $0.33            $0.45           $0.25            $0.22
                                              ===============  ==============   ==============  ===============  ==============
Weighted average shares outstanding

     Basic                                          7,286            7,713            7,646           8,095            8,066
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        7,286            8,520            7,959           8,443            8,535
                                             ===============  ==============   ==============  ===============  ==============
Balance Sheet Data:

Working capital                                 $  19,323        $  21,868        $  21,141       $  32,948        $  31,868
Total assets                                       95,813          102,775           99,734          57,544           57,726
Long-term debt, less current portion               39,738           34,815           31,548           8,912           10,666
Retained earnings                                  20,262           28,311           25,499          21,938           19,869
Shareholders' equity                               29,843           40,919           40,053          42,433           41,221


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

     During fiscal 2001, the Company funded approximately $500,000 of capital improvements necessary to meet FDA quality requirements and expand manufacturing operations at its Houston facility. See Item I, Business--Regulation of Business. Also, the Company increased its investment in the enterprise software system by implementing improvements during 2001 of $950,000, including $135,000 in capitalized interest.

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

Income taxes

     Income tax expense decreased during the year, as compared to the prior year, due to the operating losses outlined above. Operating losses, for tax purposes, will be used to offset future earnings as the Company returns to profitability. During the fourth quarter, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflects the elimination of domestic deferred taxes as a balance sheet asset and will have no impact on Immucor's ability to utilize these amounts to reduce future taxes in profitable periods. Without the valuation allowance, the Company's net loss per share was $0.02, compared with a loss of $0.09 per share in the same period last year. With the valuation allowance, the Company's net loss for the fourth quarter of this year was $0.19 per share.



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

     Foreign Currency. Operating income generated outside the United States was 17% in 2001, 44% in 2000 and 54% in 1999. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. It has not been the Company's practice to actively hedge its foreign subsidiaries' assets or liabilities denominated in local currency except for the occasional purchase of forward exchange contracts. Most of the foreign currency exposures are managed locally by the Company's foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2001, 2000, and 1999 the Company recorded foreign currency transaction gains (losses) of approximately $(10,000), $152,000, and $202,000, respectively.


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


                                         /s/ Ernst & Young LLP

Atlanta, Georgia
August 29, 2001, except for paragraphs
       2 through 4 of Note 17 as to which the date is September 11, 2001

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
                                            =======================================================================================











See notes to consolidated financial statements


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended May 31,
                                                                      -----------------------------------------------------
                                                                           2001               2000              1999

OPERATING ACTIVITIES:
   Net (loss) income                                                     $(8,049,113)       $2,812,020         $3,561,024
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment               4,228,545        2,936,615          2,215,848
     Amortization of other assets and excess of cost over net
       tangible assets acquired                                            1,897,582         1,879,049          1,091,278
     Impairment of goodwill                                                3,062,519                 -                  -
     Deferred tax provision                                                 (143,950)           79,110            225,045
     Changes in operating assets and liabilities, net of effects of business acquisitions:
       Accounts receivable, trade                                            558,572          (227,173)        (2,382,232)
       Accounts receivable from former officer and director                        -           140,946            554,484
       Loan to officer                                                      (395,826)                -                  -
       Income taxes                                                          358,633           370,222            (34,608)
       Inventories                                                         1,144,602        (1,228,317)        (2,749,627)
       Other current assets                                                  528,254          (228,527)          (767,083)
       Accounts payable                                                     (795,911)         (675,764)         2,383,200
       Other current liabilities                                            (338,903)          165,920          1,887,806
                                                                      ----------------  -----------------  ----------------
         Total adjustments                                                10,104,117         3,212,081          2,424,111
                                                                      ----------------  -----------------  ----------------

Cash provided by operating activities                                      2,055,004         6,024,101          5,985,135

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                      (5,522,107)       (3,418,430)        (3,129,404)
   Cash paid for acquisition, net of cash acquired                                 -          (523,682)       (32,571,040)
   Acquisition-related severance                                                   -           (85,960)        (2,387,449)
   Increase in other assets                                                        -          (258,972)        (2,709,599)
                                                                      ----------------  -----------------  ----------------

Cash used in investing activities                                        $(5,522,107)      $(4,287,044)      $(40,797,492)
























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

     On September 11, 2001 the Company reached a new agreement with its principal lender that substantially affects the terms of such agreement. See Note 17, Subsequent Events.

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

     The Company entered into various notes payable totaling $666,000 as a means of financing certain obligations in fiscal year 2001. This includes a note payable to Bio-tek Instruments, Inc., a related party for $350,000 as of May 31, 2001. (See Note 13) Interest rates range from 8.0% to 8.5% and maturity dates range from August 2001 to January 2002.

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
                                                               -----------------
                                                                   $ 46,438,454
                                                               =================

     On September 11, 2001 the Company reached a new agreement with its principal lender which could affect the maturity dates of the Company's long term obligations. See Note 17, Subsequent Events.

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


7.   COMMON STOCK

     At May 31, 2001, the following shares of Common Stock are reserved for future issuance:

         Common stock options - directors and employees             2,913,746
         Common stock warrants - other                                878,417
                                                                    ---------
                                                                    3,792,163

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

     The Company is authorized to issue up to 2,913,746 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and unless exercised expire at various dates through 2009. Transactions involving these stock option arrangements are summarized as follows:

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
                                                        ===================


     At May 31, 2000 and 1999,  options for 1,140,716  and  1,355,797  shares of
     Common Stock, respectively, were exercisable, at weighted average exercise prices of $7.95 and $7.82, respectively. At May 31, 2001, 1,381,871 shares of Common Stock were available for future grants. The weighted average grant date fair value of options granted during 2000 is $3.76.

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


     Other Commitments

     In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rentals. In connection with certain third party financing leases of the Company's automated systems, the third party lessor's customers are committed to purchasing reagent products exclusively from the Company. If the Company is unable to supply such products, this could represent a breach of the Company's agreement with the third party financing company.


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

                                                                                            Year Ended May 31,
                                                                                  ---------------------------------------
                                                                                          2001                  2000
    Deferred tax liabilities:
             Amortization                                                           $     (895,400)       $     (902,368)
             Depreciation                                                               (1,431,272)           (1,558,230)
             Other                                                                        (891,038)             (768,023)
    Deferred tax assets:
             Reserves not currently deductible                                             710,846             1,411,319
             Operating loss carryforwards                                                4,108,150             1,320,564
             Uniform capitalization                                                        576,967               594,958
                                                                                  ------------------    -----------------
                                                                                         2,178,253                98,220
    Valuation allowance                                                                 (3,238,230)           (1,302,147)
                                                                                  ------------------    -----------------


    Net deferred tax liability                                                      $   (1,059,977)       $   (1,203,927)
                                                                                  ==================    =================

     The Company's effective tax rate differs from the federal statutory rate as follows:

                                                                                    Year Ended May 31,
                                                                      -----------------------------------------------
                                                                       2001                2000               1999

    Federal statutory tax rate                                            34%               34%                 34%
    State income taxes, net of federal tax benefit                         2                 1                   1
    Interest on state municipal obligations                                -                 -                  (1)
    Foreign Sales Corporation commissions                                  3                (5)                 (4)
    Higher effective income tax rates of other countries                 (26)                9                   4
    Excess of cost over tangible assets acquired - net                    (4)                6                   4
    Change in deferred tax valuation allowance                           (15)                -                  (9)
    Change in entity classification for Spanish subsidiary                 1                (7)                  -
    Other                                                                 (1)                2                   5
                                                                      --------           ---------          ---------

                                                                         (6%)               40%                 34%
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

     In the U.S., the Company expensed a valuation allowance of $1,109,139 as a reserve against its net deferred tax assets. The Company has domestic net operating loss carryforwards of $8,790,787. The Company's Spanish subsidiary had net operating loss carryforwards for income tax purposes of $710,934, which expire in 2002, 2003 and 2004. The Company's French subsidiary had net operating loss carryforwards for income tax purposes of $380,395, which expire in 2002, 2003 and 2004. The Company's Belgian subsidiary had net operating loss carryforwards for income tax purposes of $932,918, which do not expire.


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

     In May 1997 Gamma Biologicals entered into a license agreement with Pasteur Sanofi Diagnostics ("Sanofi") with headquarters in France for the use and sale of their microcolumn test for the detection of antibodies called ReACT. Under the terms of the agreement the Company paid Sanofi a license fee of $200,000 and royalties equal to 12% of the net sales from the ReACT products in six countries of Europe. The agreement would have expired on the expiration of the patent of the technology. At the time of acquisition, Gamma Biologicals was a party to an existing legal proceeding. On May 12, 1998, Gamma Biologicals received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). During the course of the litigation, an additional patent was issued to the Foundation. After this, the Company evaluated its position and negotiated a settlement with the Foundation. Effective February 28, 2001 the Company no longer markets the ReACT Test System and its related reagents. The automated filling machine was turned over to the Foundation and all related instruments and manufacturing materials have been destroyed. The license agreement is no longer in effect with the settlement of the ReACT lawsuit. The license was being amortized over 10 years and the remaining balance of $138,000 was written off with the settlement of the suit. See Note 10, Commitments and Contingencies.

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

14.  DOMESTIC AND FOREIGN OPERATIONS

     Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

                                                                Year Ended May 31, 2001
                           ---------------------------------------------------------------------------------------------------
                                                                                   Note 1
                             U.S.        Germany        Italy        Canada        Other        Eliminations    Consolidated
Net sales:

   Unaffiliated customers   $43,965       $8,502        $5,600        $5,367        $6,004             -         $69,438
   Affiliates                 7,036          384             -            85           206       $(7,711)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  51,001        8,886         5,600         5,452         6,210        (7,711)         69,438

(Loss)     income    from    (2,528)         698           248         1,135        (4,812)       (1,135)         (4,124)
operations


Interest expense             (3,163)        (172)          (44)         (278)          (90)            -          (3,747)
Interest income                  28           19             7             -             4             -              58

Income   tax    (benefit)
expense                        (536)         267           210           426           116           (18)            465

Long-lived assets            62,416        3,181         2,427         7,236         2,692       (24,421)         52,031
Identifiable assets          91,462        9,332        10,259         9,819         7,861       (32,920)         95,813
Net assets                   38,461        3,953            46         2,461        (2,013)      (13,065)         29,843

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

     As of May 31, 2001 the Company had paid all principal and interest payments under the Loan Agreement. But as a result of the nonrecurring charges to earnings, recent losses, and other factors, the Company was not in compliance with covenants in its agreement with its principal lender requiring  the Company to  maintain  specified  ratios of (i) fixed  charge coverage, (ii) funded debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), (iii) leverage, and (iv) interest coverage. The Company's non-compliance with the leverage ratio covenant was also affected by the Company's write-down of goodwill related to its Belgian and French operations. These covenant violations impacted all of the Company's outstanding term loan and lines-of-credit.


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

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------


                                                                            Charged
                                         Balance at       Charged to        to Other                          Balance
                                          Beginning        Costs and        Accounts         Deductions       at End
                                          of Period         Expense          (Note 1)        (Note 2)         of Period
                                        ---------------------------------------------------------------------------------
2001:
   Allowance for doubtful accounts         $1,164,582         $673,997         $      0       $(594,091)      $1,244,488
                                           ==========         ========         ========       ==========      ==========
2000:
   Allowance for doubtful accounts           $804,470         $452,983         $      0        $(92,871)      $1,164,582
                                             ========         ========         ========        =========      ==========
1999:
   Allowance for doubtful accounts           $502,372         $116,031         $236,902        $(50,835)        $804,470
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

         10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder. **

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

         21        Subsidiaries of the Registrant.  **

         23.1      Consent of Ernst & Young LLP.

*Denotes a management contract or compensatory plan or arrangement.

** Previously filed.

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

10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder. **

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

21         Subsidiaries of the Registrant. **

23.1       Consent of Ernst & Young LLP

*Denotes a management contract or compensatory plan or arrangement.

** Previously filed.