Form 10-Q
period 2001-11-30
IMMUCOR INC
filed 2002-01-14
CIK 736822

FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D. C. 20549

         (Mark One)
             X            Quarterly Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

                                For Quarter Ended: November 30, 2001
                                                OR
             _           Transition Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

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

       As of December 31, 2001: Common Stock, $0.10 Par Value - 7,277,617


                                  IMMUCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------


                                                                                        November 30, 2001       May 31, 2001
                                                                                      -------------------------------------------
ASSETS                                                                                    (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 3,550,985           $ 3,124,517
   Accounts receivable, trade - Net                                                             24,886,156            21,167,490
   Loan to officer                                                                                 250,826               395,826
   Inventories                                                                                  15,079,954            15,668,637
   Income taxes receivable                                                                         553,717               402,243
   Deferred income taxes                                                                           578,015               631,797
   Prepaid expenses and other                                                                    2,339,524               891,356
                                                                                      ---------------------  --------------------

     Total current assets                                                                       47,239,177            42,281,866

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,492,357            18,333,952

DEFERRED INCOME TAXES                                                                            1,525,936             1,525,936

OTHER ASSETS - Net                                                                               2,202,444             2,104,845

DEFERRED LICENSING COSTS - Net                                                                   1,499,474             1,652,102

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          28,278,333            28,913,981
                                                                                      ---------------------  --------------------

                                                                                               $99,237,721           $95,812,682
                                                                                      =====================  ====================

















See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                        November 30, 2001       May 31, 2001
                                                                                      --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                     $    2,466,061          $    2,417,121
   Current portion of long-term debt                                                           4,160,746               5,563,363
   Note payable to related party                                                                 177,563                 349,654
   Current portion of capital lease obligations                                                  773,963                 768,142
   Accounts payable                                                                           10,100,529               8,647,066
   Income taxes payable                                                                          594,657                  23,102
   Accrued salaries and wages                                                                  1,066,360               1,530,772
   Deferred income taxes                                                                         382,116                  98,308
   Other accrued liabilities                                                                   5,676,740               3,561,676
                                                                                      ----------------------  --------------------

     Total current liabilities                                                                25,398,735              22,959,204

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                2,752,379               3,268,740
LONG-TERM DEBT                                                                                32,809,352              34,839,576
CAPITAL LEASE OBLIGATIONS                                                                      1,262,652               1,629,705

DEFERRED INCOME TAXES                                                                          2,813,337               3,119,402

OTHER LIABILITIES                                                                                182,511                 152,588

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; 7,277,617 issued
     and outstanding                                                                             727,762                 727,762
   Additional paid-in capital                                                                 15,439,889              15,439,889
   Retained earnings                                                                          23,745,444              20,261,628
   Accumulated other comprehensive loss                                                       (5,894,340)             (6,585,812)
                                                                                      ----------------------  --------------------

     Total shareholders' equity                                                               34,018,755              29,843,467
                                                                                      ----------------------  --------------------

                                                                                           $  99,237,721           $  95,812,682
                                                                                      ======================  ====================











See notes to consolidated financial statements.


                                                    IMMUCOR, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                Three Months Ended                  Six Months Ended
                                                         November 30,     November 30,      November 30,     November 30,
                                                             2001             2000              2001             2000

NET SALES.............................................  $   20,918,272   $   16,813,264    $   39,558,234   $   33,894,506

COST OF SALES.........................................       9,093,201        8,839,249        18,470,710       17,407,203
                                                        --------------  ---------------    --------------   --------------
GROSS MARGIN..........................................      11,825,071        7,974,015        21,087,524       16,487,303
                                                        --------------  ---------------    --------------   --------------
OPERATING EXPENSES:
     Research and development.........................         492,692          528,329           979,704        1,001,354
     Selling and marketing............................       2,825,111        3,065,417         5,304,720        6,246,879
     Distribution.....................................       1,457,027        1,411,523         2,890,735        2,839,124
     General and administrative.......................       2,895,100        2,131,915         5,394,019        4,501,825
     Amortization expense.............................         406,705          443,661           814,516          927,753
                                                        --------------  ---------------    --------------   --------------
        Total operating expenses......................       8,076,635        7,580,845        15,383,694       15,516,935
                                                        --------------  ---------------    --------------   --------------
INCOME FROM OPERATIONS................................       3,748,436          393,170         5,703,830          970,368
                                                        --------------  ---------------    --------------   --------------
OTHER INCOME (EXPENSE):
     Interest income..................................           2,600           17,238             3,668           21,025
     Interest expense.................................      (1,427,519)        (814,026)       (2,579,937)      (1,679,741)
     Other - net......................................         499,606           41,645         1,172,186          126,946
                                                        --------------  ---------------    --------------   --------------
        Total other...................................        (925,313)        (755,143)       (1,404,083)      (1,531,770)
                                                        --------------  ---------------    --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES.....................       2,823,123         (361,973)        4,299,747         (561,402)
INCOME TAX EXPENSE....................................         591,983          250,276           815,931          266,278
                                                        --------------  ---------------    --------------   --------------
NET INCOME (LOSS).....................................  $    2,231,140   $     (612,249)   $    3,483,816   $     (827,680)
                                                        ==============   ==============    ==============   ==============
Earnings (loss) per share:
     Basic............................................       $0.31           $(0.08)            $0.48           $(0.11)
                                                        ==============   ==============   ==============    ==============
     Diluted..........................................       $0.30           $(0.08)            $0.48           $(0.11)
                                                        ==============   ==============   ==============    ==============

Weighted average shares outstanding:
     Basic............................................     7,277,617        7,277,617         7,277,617        7,294,709
                                                        ==============   ==============   ==============    ==============
     Diluted..........................................     7,350,040        7,277,617         7,323,136        7,294,709
                                                        ==============   ==============   ==============    ==============






See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                           November 30,      November 30,
                                                                                               2001              2000
                                                                                         ------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                         $3,483,816          $(827,680)
   Adjustments to reconcile net income (loss)  to net cash provided by (used in)
     operating activities:
     Depreciation and amortization of property and equipment                                  2,290,983          1,551,760
     Amortization of other assets and excess of cost over net tangible assets acquired          814,516            927,753
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                            (3,304,171)           514,034
       Loan payment from officer                                                                145,000                  -
       Income taxes                                                                             451,607           (380,472)
       Inventories                                                                              588,683         (2,108,262)
       Other current assets                                                                  (1,400,590)          (988,141)
       Accounts payable                                                                       1,453,463            805,772
       Other current liabilities                                                              1,680,575            (10,127)
                                                                                         -----------------  -----------------

         Total adjustments                                                                    2,720,066            312,317
                                                                                         -----------------  -----------------

Cash provided by (used in) operating activities                                               6,203,882           (515,363)

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                         (1,820,441)        (1,189,018)
   Decrease in other assets                                                                           -              6,905
                                                                                         -----------------  -----------------

Cash used in investing activities                                                            (1,820,441)        (1,182,113)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                                (669,274)         2,640,148
   Proceeds from issuance of long term debt and capital lease obligations                             -          3,191,572
   Repayment of long-term debt and capital lease obligations                                 (4,098,151)        (2,398,030)
   Repayment of notes payable                                                                  (172,091)                 -
   Purchase and retirement of stock (184,500 shares)                                                  -         (1,484,713)
                                                                                         -----------------  ----------------

Cash (used in) provided by financing activities                                              (4,939,516)         1,948,977

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         982,543           (562,389)
                                                                                         -----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                426,468           (310,888)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,124,517          3,505,926
                                                                                         -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $3,550,985         $3,195,038
                                                                                         =================  ================


See notes to consolidated financial statements

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2001, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                      As of                     As of
                               November 30, 2001           May 31, 2001
                             ----------------------    ----------------------
Raw materials and supplies             $ 4,795,429               $ 5,524,301
Work in process                          1,979,319                 2,095,363
Finished goods                           8,305,206                 8,048,973
                             ----------------------    ----------------------
                                       $15,079,954               $15,668,637
                             ======================    ======================

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended                 Six Months Ended
                                                    November 30,     November 30,     November 30,     November 30,
                                                        2001             2000             2001             2000
                                                   ---------------- ---------------  ---------------- ---------------
Numerator for basic and diluted earnings
(loss) per share:
Income (loss) available to common shareholders          $2,231,140      $(612,249)        $3,483,816      $(827,680)
                                                   ================ ===============  ================ ===============
Denominator:
  For basic earnings (loss) per share - weighted
      average basis                                      7,277,617       7,277,617         7,277,617       7,294,709
  Effect of dilutive stock options and warrants             72,423               -            45,519               -
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted earnings (loss) per
     share-adjusted weighted-average shares              7,350,040       7,277,617         7,323,136       7,294,709
                                                   ================ ===============  ================ ===============

Basic earnings (loss) per share                              $0.31         $(0.08)             $0.48         $(0.11)
                                                   ================ ===============  ================ ===============

Diluted earnings (loss) per share                            $0.30         $(0.08)             $0.48         $(0.11)
                                                   ================ ===============  ================ ===============

4.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                               ---------------------------------------------------------------------------------------------------
                                                              Three Months Ended November 30, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $14,352        $2,475        $1,586        $1,259        $1,246     $      -          $20,918
   Affiliates                     1,725           263             -            15            23       (2,049)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      16,077         2,738         1,586         1,274         1,269       (2,049)          20,918

Income (loss)from operations      3,454            93           162           299          (260)           -            3,748



                               ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended November, 2000
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $10,532        $2,090        $1,330        $1,520        $1,341     $      -           $16,813

   Affiliates                     1,778            76             -            26            53       (1,933)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      12,310         2,166         1,330         1,546         1,394       (1,933)          16,813

Income (loss) from operations        39           282           117           361          (347)         (59)             393


                               ---------------------------------------------------------------------------------------------------
                                                               Six Months Ended November 30, 2001
                               ---------------------------------------------------------------------------------------------------

                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $26,820        $4,685        $3,010        $2,556        $2,487     $      -          $39,558
   Affiliates                     3,584           618             -            47           150       (4,349)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      30,404         5,303         3,010         2,603         2,637       (4,349)          39,558

Income (loss)from  operations     4,589           295           283           645           (85)         (23)           5,703


                               ---------------------------------------------------------------------------------------------------
                                                               Six Months Ended November 30, 2000
                               ---------------------------------------------------------------------------------------------------

                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $21,192        $4,122        $2,744        $2,761        $3,076     $       -         $33,895

   Affiliates                     3,387           147             -            45            89       (3,668)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      24,579         4,269         2,744         2,806         3,165       (3,668)          33,895

(Loss) income from operations      (329)          647           294           674          (257)         (59)             970



The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,440,210 and $1,230,000 for the three months ended November 30, 2001 and 2000, respectively and $2,746,210 and $2,896,000 for the six months ended November 30, 2001 and 2000, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $813,660 and $170,000 for the three months ended November 30, 2001 and 2000, respectively and $1,015,078 and $387,000 for the six months ended November 30, 2001 and 2000, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $387,000 and $720,000 for the three months ended November 30, 2001 and 2000, respectively and $902,000 and $1,280,000 for the six months ended November 30, 2001 and 2000, respectively. Product sales to affiliates are valued at market prices.

5.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three-month and six-month periods ended November 30, 2001 and 2000 are as follows:

                                              Three Months Ended                         Six Months Ended
                                      November 30,         November 30,         November 30,           November 30,
                                          2001                 2000                 2001                   2000
                                     ----------------     ----------------    ------------------     -----------------

Net income (loss)                     $  2,231,140        $    (612,249)       $  3,483,816             $  (827,680)

Net foreign currency translation          (157,309)            (243,931)            794,193                (998,973)

Cumulative effect of the adoption
of FAS 133 on June 1, 2001, net of
taxes                                            -                   -             (102,721)                    -
                                     ----------------     ----------------    ------------------      ----------------

Comprehensive income (loss)           $  2,073,831         $   (856,180)       $  4,175,288             $(1,826,653)
                                     ================     ================    ==================     =================

Accumulated comprehensive loss as of November 30, 2001 and May 31, 2001 was ($5,894,340) and ($6,585,812), respectively. The balance consists primarily of net losses on foreign currency translation adjustments and has been disclosed in the shareholders' equity section of the consolidated balance sheets.


6.   LOANS TO OFFICERS AND DIRECTORS

On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company made the loan because it believed that certain benefits would accrue to the Company and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The loan is payable on demand by the Company and bears interest at the rate charged by the Company under the Company's loan agreement with its principal lender. The amount of principal outstanding from Mr. Gallup on November 30, 2001 was $251,000, and was secured by 105,000 Immucor shares. The loan was repaid after November 30, 2001.


7.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of November 30, 2001, the Company had two interest rate swap agreements to hedge against exposure to interest rate risk. The cumulative effect of the adoption of FAS 133 on June 1, 2001 resulted in a comprehensive loss of approximately $103,000, relating to the interest rate swap agreements. The ineffective portion of the derivative's change in fair value resulted in a charge of $200,000 to earnings for the quarter ended November 30, 2001.

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


8.       INCOME TAX (BENEFIT) EXPENSE

Income tax (benefit) expense as shown in the statements of consolidated operations differ from the amount that would be computed if income before income taxes was multiplied by the United States federal income tax rate (statutory rate) applicable in each period. The reasons for this difference are as follows:

                                                   Three Months Ended                  Six Months Ended
                                             November 30,      November 30,     November 30,      November 30,
                                                 2001              2000             2001              2000

Benefit (expense) at statutory rate            $    959,862     $   (123,071)   $    1,461,914    $    (190,877)
Increase (decrease) resulting from:
   Amortization                                     138,280          150,845           276,935          315,436
   Net operating loss carry-forward                (590,068)               -        (1,153,244)               -
   Foreign operations                               177,581          315,621           389,645          487,891
   Other                                            (93,672)         (93,119)         (159,319)        (346,173)
                                           -----------------------------------------------------------------------
Tax provision per statement of operations      $    591,983     $    250,276    $      815,931     $    266,278
                                           =======================================================================



9.       SUBSEQUENT EVENTS

On September 11, 2001 the Company successfully completed negotiations with its primary lender to issue a waiver of covenant defaults and to reset the loan covenants for the next four quarters in the Loan Agreement dated February 23, 2001. The Company will pay a waiver fee of $750,000 in twelve equal monthly payments beginning September 30, 2001,except that the unpaid balance of this fee must be paid upon the Company's receipt of the junior capital investment, discussed in the following paragraph. The interest rate on the revolving lines of credit and Term Loan A were reset to the prime rate plus 0.50% and the interest rate on Term Loan B were reset to the prime rate plus 2.00%. The Company is required to meet quarterly and cumulative EBITDA covenants in addition to quarterly funded debt to EBITDA ratios. Once the Company's trailing twelve-month funded debt to EBITDA reaches 2.50 to 1 or less the interest rates on these loans will revert back to the more favorable pricing provided in the Loan Agreement dated February 23, 2001.

An additional requirement of the waiver is that the Company obtain a minimum of $5.0 million in junior capital, in the form of either equity or subordinated debt. Since the Company did not receive the investment by December 31, 2001, the Company must pay the lender an additional fee of $450,000 payable in twelve equal monthly installments beginning January 31, 2002. The Company will also issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001. If the Company meets all of its quarterly EBITDA covenants and no other events of default are then occurring, the number of shares the lender may purchase under the warrant will be reduced based on when the Company raises the junior capital. Specifically, the lender's warrant would be reduced by 562,500 shares if the $5.0 million of junior capital is raised by January 31, 2002; the lender's warrant would be reduced by 375,000 shares if the $5.0 million of junior capital is raised by February 28, 2002; and the lender's warrant would be reduced by 187,500 shares if the $5.0 million of junior capital is raised by March 31, 2002. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities will be reset to mature on February 28, 2003.

Prior to December 31, 2001, the Company had a signed letter of intent with a junior capital investment group. Due to the upward movement of the market value of the Company's stock after signing this letter of intent, it was no longer attractive to the Company to obtain an investment from such group on the terms provided for in the letter, and the Company's obligations under such letter of intent have since expired (other than certain confidentiality requirements). The Company has undertaken the search for a new junior capital investment partner. Management is optimistic that it can obtain the junior capital in order to satisfy that provision of the loan agreement. However, there can be no assurance that the Company will be successful in obtaining junior capital financing, or that the Company will be able to do so in time to avoid the consequences specified in its loan agreement with its principal lender.

On December 3, 2001 the Company issued 521,500 stock options available under the three Company stock option plans.

As part of the acquisition of Dominion Biologicals Limited, the Company issued to the sellers five and ten year warrants to acquire, in whole or in part, 478,417 and 150,000 shares of Immucor stock at $12.00 and $11.98 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 and the ten-year warrants expiring in 2006. Effective December 11, 2001, the five-year warrants have expired.

On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company made the loan because it believed that certain benefits would accrue to the Company and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The loan is payable on demand by the Company and bears interest at the rate charged by the Company under the Company's loan agreement with its principal lender. The amount of principal outstanding from Mr. Gallup on November 30, 2001 was $251,000, and was secured by 105,000 Immucor shares. The loan was repaid after November 30, 2001.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Any statements contained herein that are not statements of historical fact are forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements concerning the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this discussion are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is not certain that the Company will achieve expected sales and earnings, which could be adversely affected by a variety of factors, including significant price decreases by our competitors and the strengthening of the dollar versus the Euro. In addition, continued weakness in the economy and other factors could cause customers to defer capital spending, which would adversely impact instrument sales.


Financial Condition and Liquidity:

As of November 30, 2001, the Company's cash position totaled $3.6 million. Accounts receivable increased by $3.6 million due to the reagent price increases that had a significant impact on the second quarter and could further increase as the receivable cycle is completed. Prepaid expenses and other increased by $1.4 million due to $0.6 million due from Becton, Dickinson, not later than April 1, 2002 and due to deferred costs for instruments that are in the installation process.

Accounts payable increased by $1.5 million as the Company conserved operating cash-flows to meet scheduled debt payments. Debt payments of $2.6 million and capital expenditures of $1.2 million related to the enterprise software and instruments at customer sites on reagent rental agreements were made during the quarter. Debt payments of $4.9 million and capital expenditures of $1.8 million were made during the fiscal year. Additional debt payments of $1.3 million were made early in the third quarter from operating cash-flows. Retained earnings (comprehensive loss) improved by $3.5 million due to the earnings for the quarter and total shareholders' equity improved by $4.2 million due to the earnings for the quarter and by improvement in the foreign exchange translation. See footnote 5.

On September 11, 2001 the Company successfully completed negotiations with its primary lender to issue a waiver of covenant defaults and to reset the loan covenants for the next four quarters in the Loan Agreement dated February 23, 2001. The Company will pay a waiver fee of $750,000 in twelve equal monthly payments beginning September 30, 2001, except that the unpaid balance of this fee must be paid upon the Company's receipt of the junior capital investment, discussed in the following paragraph. The interest rate on the revolving lines of credit and Term Loan A were reset to prime rate plus 0.50% and the interest rate on Term Loan B were reset to the prime rate plus 2.00%. The Company is required to meet quarterly and cumulative EBITDA covenants in addition to quarterly funded debt to EBITDA ratios. Once the Company's trailing twelve-month funded debt to EBITDA reaches 2.50 to 1 or less the interest rates on these loans will revert back to the more favorable pricing provided in the Loan Agreement dated February 23, 2001.

An additional requirement of the waiver is that the Company obtain a minimum of $5.0 million in junior capital, in the form of either equity or subordinated debt. Since the Company did not receive the investment by December 31, 2001, the Company must pay the lender an additional fee of $450,000 payable in twelve equal monthly installments beginning January 31, 2002. The Company will also issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001. If the Company meets all of its quarterly EBITDA covenants and no other events of default are then occurring, the number of shares the lender may purchase under the warrant will be reduced based on when the Company raises the junior capital. Specifically, the lender's warrant would be reduced by 562,500 shares if the $5.0 million of junior capital is raised by January 31, 2002; the lender's warrant would be reduced by 375,000 shares if the $5.0 million of junior capital is raised by February 28, 2002; and the lender's warrant would be reduced by 187,500 shares if the $5.0 million of junior capital is raised by March 31, 2002. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities will be reset to mature on February 28, 2003.

Prior to December 31, 2001, the Company had a signed letter of intent with a junior capital investment group. Due to the upward movement of the market value of the Company's stock after signing this letter of intent, it was no longer attractive to the Company to obtain an investment from such group on the terms provided for in the letter, and the Company's obligations under such letter of intent have since expired (other than certain confidentiality requirements). The Company has undertaken the search for a new junior capital investment partner. Management is optimistic that it can obtain the junior capital in order to satisfy that provision of the loan agreement. However, there can be no assurance that the Company will be successful in obtaining junior capital financing or that the Company will be able to do so in time to avoid the consequences as specified in its loan agreement with its principal lender.

Management expects that with the aggressive price increase, cash and cash equivalents and internally generated funds will be sufficient to support operations and planned capital expenditures for the next 12 months. In addition, Management believes that most capital expenditure planned for the next 12 months can be delayed in the event capital resources become inadequate.


Results of Operations:

During the quarter the Company improved net income by $2.8 million over the prior year. For the six-month period, the Company improved net income by $4.3 million over the prior year and received $1.2 million from the settlement with Becton, Dickinson and Company. The implementation of the cost savings plan in the fourth quarter of fiscal 2001 has had a positive effect on the Company's cash position. The net result of the quarter's cash-flow was a $.7 million improvement in cash position compared to the prior year.

Net sales

Revenues for the quarter ended November 30, 2001 rose by $4.1 million over the same quarter last fiscal year largely due to the aggressive price increase begun in the third quarter of fiscal year 2001 and new group contracts. Instrument sales for the quarter ended November 30, 2001 were up slightly to $0.7 million, although there remains a backlog over $1 million. As a result of the lifting of the ABS2000 safety alert, the Company expects instrument sales to return to previous levels. For the first six months of the year revenues totaled a record $39.6 million, a $5.67 million, or 16.7%, increase over the prior year period. Reagent price increases contributed approximately $5.3 million to the increase for the year.

The Company expects to improve sales by $12.0 million for the fiscal year ending May 31, 2002 as a result of the price increases and a single new group contract. This estimate is based on, among other things, the fact that a substantial portion of the fiscal year is complete and the amount of order backlog and contractually committed purchases. In making this projection, the Company extrapolated recent past results and assumed existing customers will continue to make purchases at their current rate of purchase at current prices. Further, Immucor has assumed that it will not lose any customers or gain any customers, or that revenues from new customers will offset lost revenues from lost customers. Offsetting the reagent price increases and new group contracts is the loss of sales of ReACT due to patent infringement issues and the de-emphasis of sales of low margin OEM products. The Company has also assumed that instrument sales will be consistent with, and not improve over the previous fiscal year.

Investors are cautioned against attributing undue certainty to the Company's assessment of the future since there can be no assurance that the Company will achieve this level of revenues. Immucor's ability to do so could be adversely affected by a variety of factors, the most significant of which, in the Company's opinion, are significant price decreases by our competitors, the general condition of the economy (which could deteriorate to such a point that it causes customers to defer capital spending which would adversely impact instrument sales), unexpected expenses and increased regulatory costs, and the value of the Euro versus the Dollar, which would depress the Company's European results if the Euro were to decline. Additionally, the Company has not determined what effect, if any, the stockpiling of Immucor's products by some customers prior to such customers' price increases will have on the reliability of Immucor's projections. Investors are also cautioned that Immucor has not determined whether it will issue projections in the future or update its current projection if not otherwise required to do so by the federal securities laws.

Gross profit

Gross profit increased $3.9 million as compared to the prior year's quarter and increased $4.6 million compared to the prior year to date due to the aggressive price increases mentioned above. In addition, the Company avoided significant costs incurred in prior periods to resolve the ABS2000 issue and related product concessions provided to customers who were required to perform backup testing.


Operating expenses

When compared to the prior year, research and development costs remained relatively constant, primarily related to instrument development initiatives for the Galileo for the European market. The Galileo is designed to fulfill the need in Europe for a high-throughput blood serology-testing device with a test menu that includes antibody screening. The Company is beginning trials outside the United States to be staged for full European market launch in the spring of 2002.

Selling and marketing expenses decreased $0.24 million for the quarter and $0.94 million for the year to date, as compared to the same period last year. Until the fourth quarter of fiscal 2001, the Company had been developing an infrastructure to support an increased level of instrument sales. But in light of the issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of the sales and marketing efforts. The domestic and Netherlands sales staff was significantly reduced resulting in a positive effect on the first and second quarter net income. In addition, in the prior year, the Company recorded $160,000 in additional expense related to the ABS2000 problems.

Distribution expenses for the quarter and year to date ended November 30, 2001 remained relatively constant as compared to the prior year, but as a percentage of sales, have decreased from 8.4% to 7.3%. Any additional shipping expenses related to the new purchasing group was offset by volume discounts offered by carriers.

General and administrative expenses for the quarter and six-month period ended November 30, 2001 increased $0.76 million and $0.89 million, respectively, due primarily to legal expenses related to the proxy contest and various bank and professional fees. Amortization expense remained relatively constant with the prior period.

Interest expense

When compared to the prior year three-month and six-month period, interest expense increased $0.6 million and $0.9 million, respectively. This is the result of the increased borrowings on long-term debt, bank fees related to the Company's inability to maintain the financial covenants contained in its prior loan agreement due to past operating losses, and capitalized leases in fiscal 2001.

Other income

Interest income declined due to fewer funds available for investment in interest-bearing accounts. Other income for the second quarter was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group that contributed $0.36 million to pre-tax income. Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was made on June 11, 2001, with the second installment of $0.6 million payable not later than April 1, 2002. Assets of approximately $1.0 million related to IMAGN were written off with the transaction. These items of income do not arise from the Company's ongoing business.

Income taxes

Income tax expense increased during the three-month period and six-month period ended November 30, 2001, as compared to the prior period, due to higher income. Income tax expense continues to be lowered by Net Operating Loss Carry-forwards generated in fiscal 2001 that reduce the current United States tax provision. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and will be used to reduce domestic taxes in the current year now that the Company has returned to profitability.



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



                                     PART II

                                OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on November 30, 2001.  Ralph
A. Eatz, Edward L. Gallup, Gioacchino De Chirico, Didier L. Lanson, Daniel T. McKeithan, and Joseph E. Rosen were re-elected as directors of the Company.

The following is a summary of the matters voted on at that meeting.

(a) The shareholders voted on the election of six (6) directors, each to serve for a one-year term. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

       ------------------------------- -------------------- -------------------
                     Name                     Votes For       Votes Withheld
       ------------------------------- -------------------- -------------------
       Ralph A. Eatz                          3,831,136           69,665
       ------------------------------- -------------------- -------------------
       Edward L. Gallup                       3,823,084           77,717
       ------------------------------- -------------------- -------------------
       Gioacchino De Chirico                  3,831,136           69,665
       ------------------------------- -------------------- -------------------
       Didier L. Lanson                       3,829,536           71,265
       ------------------------------- -------------------- -------------------
       Daniel T. McKeithan                    3,830,214           70,587
       ------------------------------- -------------------- -------------------
       Joseph E. Rosen                        3,830,054           70,747
       ------------------------------- -------------------- -------------------
       John F. McGuire, III                   1,066,842           36,305
       ------------------------------- -------------------- -------------------
       Ronald O. Gilcher, M.D.                1,064,498           38,649
       ------------------------------- -------------------- -------------------
       Pierre G. Cassigneul                   1,064,488           38,659
       ------------------------------- -------------------- -------------------
       Peter R. White                         1,064,488           38,659
       ------------------------------- -------------------- -------------------



(b) The shareholders voted on the right to adjourn the Annual Meeting if the Board of Directors determined that Immucor needed time to solicit more votes to elect the nominees recommended by the Board of Directors of Immucor, and to oppose any attempt to adjourn the meeting if the proposal to adjourn was made in order to allow any other person time to solicit more votes to elect nominees other than those recommended by the Board of Directors of Immucor. The number of shares cast for and the number of shares withheld, with respect to this matter, were as follows:

        --------------------------------- ----------------------------
        Votes For                                  3,823,084
        --------------------------------- ----------------------------
        Votes Withheld                              77,717
        --------------------------------- ----------------------------

Item 5.  Other

Two members of the board of directors resigned during the quarter. Dennis M. Smith, Jr., M.D. resigned as a director on September 18, 2001, and G. Bruce Papesh resigned as a director on October 1, 2001. On October 1, 2001 the Board of Directors unanimously approved a resolution that reduced the size of the Board of Directors to six members so as to eliminate the vacancies on the board created by these two resignations. On December 19, 2001, the Board of Directors unanimously approved a resolution that increased the size of the Board of Directors to seven members and appointed Roswell S. Bowers to the Board of Directors. The changes in the size of the board had the affect of amending
Section 3.2 of the Company's bylaws.

On November 20, 2001, the Board of Directors approved an amendment to the Company's shareholder rights agreement (the "Rights Plan"). The modification to the Rights Plan eliminated the continuing director or so-called "deadhand" provisions of the Rights Plan. Previously, these provisions prevented certain changes to the rights plan or the rights, including the termination of the plan or the redemption of the rights, without the approval of a majority of the directors in office prior to the time the rights are triggered. All other provisions of the Rights Plan were unaffected by the amendment.

On November 30, 2001 the board of directors approved indemnification agreements between the Company and each of Ralph A. Eatz, Edward L. Gallup, Gioacchino De Chirico, Didier L. Lanson, Daniel T. McKeithan, Joseph E. Rosen and G. Bruce Papesh. A form of such agreement is filed as an exhibit to this report. The agreement obligates the Company to indemnify these directors to the fullest extent permitted by applicable law and advance certain expenses incurred by them as a result of being involved in certain legal proceedings in their role as directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      The Company has filed the following exhibits with this report:

3.1      Amended  and  Restated  Articles  of  Incorporation   (incorporated  by
         reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

3.2      Amended and Restated Bylaws (amended  and  restated as  of December 19,
         2001).

4.1      Amended and Restated  Shareholder Rights Agreement dated as of November
         20, 2001 between   Immucor,  Inc.  and Equiserve  Trust  Company,  N.A.
         as Rights Agent.

10.21 Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association.

10.22 Form of indemnification agreement between the Company and certain directors.

(b) The Company did not file any reports on Form 8-K during the three months ended November 30, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)



Date: January 14, 2002








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

3.2      Amended and Restated Bylaws (amended and  restated  as of  December 19,
         2001).

4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and Equiserve Trust Company, N.A. as Rights Agent.

10.21    Loan   Modification  No. 1 dated  as  of  September  11,  2001  between
         Immucor,  Inc.,   Dominion  Biologicals  Limited, Immucor  Medizinische
         Diagnostik GmbH and Wachovia Bank, National Association.

10.22 Form of indemnification agreement between the Company and certain directors.