Form 10-Q
period 2002-02-28
IMMUCOR INC
filed 2002-04-11
CIK 736822

FORM 10-Q


                                 United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

    (Mark One)
         X       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: February 28, 2002
                                       OR
         _       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         As of April 2, 2002: Common Stock, $0.10 Par Value - 7,326,742

                                  IMMUCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                                        February 28, 2002       May 31, 2001
                                                                                      -------------------------------------------
ASSETS                                                                                    (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 3,938,689           $ 3,124,517
   Accounts receivable, trade - Net                                                             26,448,038            21,167,490
   Loan to officer                                                                                       -               395,826
   Inventories                                                                                  14,603,330            15,668,637
   Income taxes receivable                                                                         647,187               402,243
   Deferred income taxes                                                                           578,015               631,797
   Prepaid expenses and other                                                                    2,814,173               891,356
                                                                                      ---------------------  --------------------

     Total current assets                                                                       49,029,432            42,281,866

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             16,731,962            18,333,952

DEFERRED INCOME TAXES                                                                            1,525,936             1,525,936

OTHER ASSETS - Net                                                                               1,911,036             2,104,845

DEFERRED LICENSING COSTS - Net                                                                   1,437,281             1,652,102

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          27,783,181            28,913,981
                                                                                      ---------------------  --------------------

                                                                                               $99,418,828           $95,812,682
                                                                                      =====================  ====================
















See notes to consolidated financial statements.

                                  IMMUCOR, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
-------------------------------------------------------------------------------


                                                                                        February 28, 2002       May 31, 2001
                                                                                      --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                     $    8,116,689          $    2,417,121
   Current portion of long-term debt                                                          11,116,896               5,563,363
   Note payable to related party                                                                  50,091                 349,654
   Current portion of capital lease obligations                                                  778,990                 768,142
   Accounts payable                                                                            9,646,463               8,647,066
   Income taxes payable                                                                        1,282,496                  23,102
   Accrued salaries and wages                                                                  1,238,122               1,530,772
   Deferred income taxes                                                                         375,275                  98,308
   Other accrued liabilities                                                                   5,350,549               3,561,676
                                                                                      ----------------------  --------------------

     Total current liabilities                                                                37,955,571              22,959,204

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS                                                        -               3,268,740
LONG-TERM DEBT                                                                                21,792,725              34,839,576
CAPITAL LEASE OBLIGATIONS                                                                      1,104,796               1,629,705

DEFERRED INCOME TAXES                                                                          2,785,079               3,119,402

OTHER LIABILITIES                                                                                188,896                 152,588

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; 7,284,117 and
     7,277,617 issued and outstanding, respectively                                              728,412                 727,762
   Additional paid-in capital                                                                 15,484,989              15,439,889
   Retained earnings                                                                          26,255,060              20,261,628
   Accumulated other comprehensive loss                                                       (6,876,700)             (6,585,812)
                                                                                      ----------------------  --------------------

     Total shareholders' equity                                                               35,591,761              29,843,467
                                                                                      ----------------------  --------------------

                                                                                           $  99,418,828           $  95,812,682
                                                                                      ======================  ====================











See notes to consolidated financial statements.


                              IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                              Three Months Ended                 Nine Months Ended
                                                         February 28,      February 28,     February 28,      February 28,
                                                             2002              2001             2002              2001

NET SALES.............................................  $   21,124,979    $   16,861,462   $   60,683,213    $   50,755,968

COST OF SALES.........................................       9,198,670         9,825,683       27,669,380        27,232,886
                                                        --------------     --------------   --------------    --------------

GROSS MARGIN..........................................      11,926,309         7,035,779       33,013,833        23,523,082
                                                        --------------     --------------   --------------    --------------
OPERATING EXPENSES:
     Research and development.........................         472,838           498,361        1,452,542         1,499,715
     Selling and marketing............................       2,942,208         3,283,774        8,246,928         9,530,653
     Distribution.....................................       1,318,962         1,492,278        4,209,697         4,331,402
     General and administrative.......................       2,870,775         3,568,170        8,264,794         8,069,995
     Loss on impairment of goodwill...................               -         3,308,119                -         3,308,119
     Amortization expense.............................         411,289           455,309        1,225,805         1,383,062
                                                        --------------     --------------   --------------    --------------
        Total operating expenses......................       8,016,072        12,606,011       23,399,766        28,122,946
                                                        --------------     --------------   --------------    --------------
INCOME (LOSS) FROM OPERATIONS.........................       3,910,237        (5,570,232)       9,614,067        (4,599,864)
                                                        --------------     --------------   --------------    --------------
OTHER INCOME (EXPENSE):
     Interest income..................................          17,591                 -           21,259            11,159
     Interest expense.................................        (813,654)       (1,191,940)      (3,393,591)       (2,861,815)
     Other - net......................................         143,888            56,698        1,316,074           183,644
                                                        --------------     --------------   --------------    --------------
        Total other...................................        (652,175)       (1,135,242)      (2,056,258)       (2,667,012)
                                                        --------------     --------------   --------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES.....................       3,258,062        (6,705,474)       7,557,809        (7,266,876)
INCOME TAX EXPENSE (BENEFIT)..........................         748,110          (871,898)       1,564,041          (605,620)
                                                        --------------    ---------------  --------------    --------------
NET INCOME (LOSS).....................................  $    2,509,952    $   (5,833,576)  $    5,993,768    $   (6,661,256)
                                                        ==============    ===============  ==============    ===============
Earnings (loss) per share:
     Basic............................................       $0.34            $(0.80)           $0.82            $(0.91)
                                                        ==============    ===============  ==============    ===============
     Diluted..........................................       $0.32            $(0.80)           $0.80            $(0.91)
                                                        ==============    ===============  ==============    ===============

Weighted average shares outstanding:
     Basic............................................     7,279,901          7,277,617       7,278,378          7,289,012
                                                        ==============    ===============  ==============    ===============
     Diluted..........................................     7,823,340          7,277,617       7,489,871          7,289,012
                                                        ==============    ===============  ==============    ===============




See notes to consolidated financial statements.

                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                           February 28,      February 28,
                                                                                               2002              2001
                                                                                         ------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                                         $5,993,768        $(6,661,256)
   Adjustments to reconcile net income (loss)  to net cash provided by (used in)
     operating activities:
     Depreciation and amortization of property and equipment                                  3,499,274          2,451,349
     Amortization of other assets and excess of cost over net tangible assets acquired        1,225,805          1,383,062
     Impairment of goodwill                                                                           -          3,308,119
     (Gain) loss on retirement of fixed assets                                                 (189,455)            42,522
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                            (4,699,392)        (1,350,984)
       Loan payment from officer                                                                395,826                  -
       Income taxes                                                                           1,010,876         (1,303,478)
       Inventories                                                                            1,065,307           (112,607)
       Other current assets                                                                  (1,605,029)        (1,766,926)
       Accounts payable                                                                         999,397          1,762,201
       Other current liabilities                                                              1,532,530          1,179,573
                                                                                         -----------------  -----------------

         Total adjustments                                                                    3,235,139          5,592,831
                                                                                         -----------------  -----------------

Cash provided by (used in) operating activities                                               9,228,907         (1,068,425)

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                         (2,328,844)        (3,258,769)
                                                                                         -----------------  -----------------

Cash used in investing activities                                                            (2,328,844)        (3,258,769)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                                (598,441)            38,191
   Proceeds from issuance of long term debt and capital lease obligations                             -         35,079,771
   Repayment of long-term debt and capital lease obligations                                 (4,996,339)       (29,231,882)
   Repayment of notes payable                                                                  (299,563)                 -
   Exercise of stock options (6,500 shares)                                                      45,750                  -
   Purchase and retirement of stock (184,500 shares)                                                  -         (1,484,713)
                                                                                         -----------------  ----------------

Cash (used in) provided by financing activities                                              (5,848,593)         4,401,367

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (237,298)          (667,511)
                                                                                         -----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                814,172           (593,338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,124,517          3,505,926
                                                                                         -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $3,938,689         $2,912,588
                                                                                         =================  ================



See notes to consolidated financial statements

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2001, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended May 31, 2001.


2.       INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                         As of                    As of
                                  February 28, 2002          May 31, 2001
                                ----------------------   ----------------------
Raw materials and supplies                $ 5,554,130              $ 5,524,301
Work in process                             1,754,220                2,095,363
Finished goods                              7,294,980                8,048,973
                                ----------------------   ----------------------
                                          $14,603,330              $15,668,637
                                ======================   ======================

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                         Three Months Ended                 Nine Months Ended
                                                    February 28,     February 28,     February 28,     February 28,
                                                        2002             2001             2002             2001
                                                   ---------------- ---------------  ---------------- ---------------
Numerator for basic and diluted earnings
(loss) per share:
Income (loss) available to common shareholders          $2,509,952    $(5,833,576)        $5,993,768    $(6,661,256)
                                                   ================ ===============  ================ ===============
Denominator:
  For basic earnings (loss) per share - weighted
     average basis                                       7,279,901       7,277,617         7,278,378       7,289,012
  Effect of dilutive stock options and warrants            543,439               -           211,493               -
                                                   ---------------- ---------------  ---------------- ---------------
  Denominator for diluted earnings (loss) per
     share-adjusted weighted-average shares              7,823,340       7,277,617         7,489,871       7,289,012
                                                   ================ ===============  ================ ===============

Basic earnings (loss) per share                              $0.34         $(0.80)             $0.82         $(0.91)
                                                   ================ ===============  ================ ===============

Diluted earnings (loss) per share                            $0.32         $(0.80)             $0.80         $(0.91)
                                                   ================ ===============  ================ ===============

4.       BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

In September 2001, the Company successfully negotiated a waiver of covenant defaults from its primary lender in the Loan Agreement dated February 23, 2001 and obtained a relaxation of such loan covenants for four quarters in exchange for a cash waiver fee, increased interest rates and other conditions. As amended, the Company is required to meet quarterly and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants and quarterly funded debt to EBITDA ratios. But once the Company's trailing twelve-month funded debt to EBITDA reaches 2.50 to 1 or less the interest rates on these loans will revert back to the more favorable pricing provided in the original Loan Agreement dated February 23, 2001. The Company is currently in compliance with all of the ratios of the loan modification agreement entered into in September 2001.

In order to obtain the waiver, the Company agreed to seek a minimum of $5.0 million in junior capital, in the form of either an equity or subordinated debt investment. The Company has not obtained the investment to date and is no longer actively searching for a junior capital investment partner. Because the Company did not obtain such investment by December 31, 2001, the Company became obligated to pay the lender an additional fee of $450,000 (payable in twelve equal monthly installments beginning January 31, 2002). The Company also became obligated to issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001. In March 2002, the Company agreed to pay the lender $500,000 in cash in lieu of issuing any warrants. See footnote 10. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities will be reset to mature on February 28, 2003. However, the Company's primary lender recently indicated that if the junior capital was not obtained it intends to work with the Company to extend the maturities of the lines of credit beyond February 28, 2003.

The lines of credit under the original Loan Agreement dated February 23, 2001 expire February 28, 2003. These lines of credit are presently classified as current on the balance sheet. The Company is confident that prior to the announcement of fiscal year earnings, the letter of intent from its senior lender will translate into a financing agreement that clearly permits the Company to refinance these lines of credit on a long-term basis.

5.    DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                               ---------------------------------------------------------------------------------------------------
                                                              Three Months Ended February 28, 2002
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $14,779        $2,089        $1,473        $1,391        $1,393     $         -          $21,125
   Affiliates                     1,643           213             -            22            58          (1,936)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      16,422         2,302         1,473         1,413         1,451          (1,936)          21,125

Income (loss) from operations     3,921          (108)         (145)          367          (125)              -            3,910



                               ---------------------------------------------------------------------------------------------------
                                                              Three Months Ended February 28, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $10,654        $2,058        $1,445        $1,225        $1,479     $         -          $16,861
   Affiliates                     1,747           113             -            13            52          (1,925)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      12,401         2,171         1,445         1,238         1,531          (1,925)          16,861

(Loss) Income from operations    (1,846)           (7)          186           172        (4,075)              -           (5,570)


                               ---------------------------------------------------------------------------------------------------
                                                              Nine Months Ended February 28, 2002
                               ---------------------------------------------------------------------------------------------------

                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $41,599        $6,774        $4,483        $3,947        $3,880     $         -          $60,683
   Affiliates                     5,227           831             -            69           208          (6,335)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      46,826         7,605         4,483         4,016         4,088          (6,335)          60,683

Income (loss) from operations     8,510           187           138         1,012          (210)            (23)           9,614


                               ---------------------------------------------------------------------------------------------------
                                                              Nine Months Ended February 28, 2001
                               ---------------------------------------------------------------------------------------------------

                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net sales:
   Unaffiliated customers       $31,846        $6,179        $4,189        $3,985        $4,557     $         -          $50,756
   Affiliates                     5,134           260             -            58           142          (5,594)               -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      36,980         6,439         4,189         4,043         4,699          (5,594)          50,756

(Loss) Income from operations    (2,174)          641           479           846        (4,333)            (59)          (4,600)



The Company's U.S. operation made net export sales to unaffiliated customers of approximately $1,124,000 and $1,281,000 for the three months ended February 28, 2002 and 2001, respectively and $3,871,000 and $4,177,000 for the nine months ended February 28, 2002 and 2001, respectively. The Company's German operation made net export sales to unaffiliated customers of approximately $567,000 and $594,000 for the three months ended February 28, 2002 and 2001, respectively and $1,582,000 and $981,000 for the nine months ended February 28, 2002 and 2001, respectively. The Company's Canadian operation made net export sales to unaffiliated customers of approximately $598,000 and $570,000 for the three months ended February 28, 2002 and 2001, respectively and $1,500,000 and $1,850,000 for the nine months ended February 28, 2002 and 2001, respectively. Product sales to affiliates are valued at market prices.

6.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three-month and nine-month periods ended February 28, 2002 and 2001 are as follows:


                                              Three Months Ended                      Nine Months Ended
                                       February 28,       February 28,        February 28,        February 28,
                                           2002               2001                2002                2001
                                     ------------------ ------------------ ----------------------------------------

Net income (loss)                     $  2,509,952      $  (5,833,576)       $   5,993,768       $  (6,661,256)
Net foreign currency translation          (982,060)           554,369              137,165            (444,604)
Net derivatives qualifying as hedges             -                  -             (325,332)                  -
Cumulative effect of the adoption of
FAS 133 on June 1, 2001, net of taxes            -                  -             (102,721)                  -
                                     ------------------ ------------------ -------------------- --------------------

Comprehensive income (loss)           $  1,527,892     $   (5,279,207)       $   5,702,880       $  (7,105,860)
                                     ================== ================== ==================== ====================

Accumulated comprehensive loss as of February 28, 2002 and May 31, 2001 was ($6,876,700) and ($6,585,812), respectively. The balance, consisting primarily of net losses on foreign currency translation adjustments and fluctuations in the fair value of the Company's interest rate swaps, has been disclosed in the shareholders' equity section of the consolidated balance sheets.


7.   LOANS TO OFFICERS AND DIRECTORS

On June 6, 2000 Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company made the loan because it believed that certain benefits would accrue to the Company and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The loan is payable on demand to the Company and bears interest at the rate charged by the Company under the Company's loan agreement with its principal lender. The loan, including interest, was fully paid in January 2002.


8.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of February 28, 2002, the Company had two interest rate swap agreements to hedge against exposure to interest rate risk. The cumulative effect of the adoption of FAS 133 on June 1, 2001 resulted in a comprehensive loss of approximately $103,000, relating to the interest rate swap agreements.

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


9.       INCOME TAX (BENEFIT) EXPENSE

Income tax (benefit) expense as shown in the statements of consolidated operations differ from the amount that would be computed if income before income taxes was multiplied by the United States federal income tax rate (statutory rate) applicable in each period. The reasons for this difference are as follows:

                                                   Three Months Ended                  Nine Months Ended
                                             February 28,      February 28,     February 28,      February 28,
                                                 2002              2001             2002              2001

Benefit (expense) at statutory rate          $    1,107,741    $  (2,279,861)    $   2,569,655    $  (2,470,738)
Increase (decrease) resulting from:
   Amortization                                     139,839          154,805           416,774          470,241
   Net operating loss carry-forward                (659,365)               -        (1,812,609)               -
   Foreign operations                               256,611          228,325           778,102          196,516
   Impairment of goodwill                                 -        1,124,760                 -        1,124,760
   Other                                            (96,716)         (99,927)         (387,881)          73,601
                                           -----------------------------------------------------------------------
Tax provision per statement of operations    $      748,110   $     (871,898)    $   1,564,041    $    (605,620)
                                           =======================================================================


10.      SUBSEQUENT EVENTS

In March 2002, the Company agreed to pay its senior lender $500,000 in cash in lieu of 750,000 common stock purchase warrants. The warrants were part of the debt agreement entered into in September 2001 and had not been issued pending negotiations with the lender. The warrants could have been exercised for common stock equivalent to an approximate 10% equity position in the Company. Management believes the cash payment was in the best long-term interest of the Company's existing shareholders, as it eliminated the potential dilution of ownership had the warrants been issued.

Also in March 2002, the Company signed a letter of intent to transfer all of its commercial activities in France to Bio-Rad Laboratories. Over the five-year life of the agreement, the Company expects revenue growth of $9.0 million. Bio-Rad has a leading position in the French market, with a dedicated sales force and established infrastructure capable of supporting the Company's automation strategy.

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
           of Operations.

    Any statements contained herein that are not statements of historical fact are forward-looking statements as that term is defined in the Private Securities Reform Act of 1995, including, without limitation, statements concerning the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this discussion are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is not certain that the Company will achieve expected sales and the Company's ability to do so could be adversely affected by a variety of factors, including significant price decreases by our competitors and the strengthening of the dollar versus the Euro. In addition, continued weakness in the economy and other factors could cause customers to defer capital spending, which would adversely impact instrument sales.


Financial Condition and Liquidity:

As of February 28, 2002, the Company's cash position totaled $3.9 million, an approximate 26% increase since May 31, 2001. The increase is due to improved operating results of the Company. Accounts receivable increased by $5.3 million since May 31, 2001 due to the reagent price increases that had a significant impact on the second and third quarters and could further increase as the contract renewal cycle is completed. Prepaid expenses and other increased by $1.9 million due to $0.6 million due from Becton, Dickinson no later than April 1, 2002, $0.3 million in progress payments for refurbishing of the German facility and to deferred costs for instruments that are in the installation process.

Accounts payable increased by $1.0 million as the Company conserved operating cash-flows to meet scheduled debt payments. Debt payments of $1.0 million and capital expenditures of $0.5 million related to instruments at customer sites on reagent rental agreements were made during the quarter. Debt payments of $5.9 million and capital expenditures of $2.3 million were made during the fiscal year. Additional debt payments of $1.1 million were made early in the fourth quarter from operating cashflows. The current income tax liability increased $1.3 million with the Company's return to profitability and other accrued liabilities rose $1.8 million mainly with deferred instrument revenue, pending completion of customer training and other contractual requirements. Retained earnings (comprehensive loss) and total shareholders' equity improved by $5.7 million due to the earnings for the nine months, offset by unfavorable changes in the net foreign exchange translation and the effective hedge portion of the interest rate swaps. See footnote 6.

In September 2001, the Company successfully negotiated a waiver of covenant defaults from its primary lender in the Loan Agreement dated February 23, 2001 and obtained a relaxation of such loan covenants for four quarters in exchange for a cash waiver fee, increased interest rates and other conditions. As amended, the Company is required to meet quarterly and cumulative EBITDA covenants and quarterly funded debt to EBITDA ratios. But once the Company's trailing twelve-month funded debt to EBITDA reaches 2.50 to 1 or less the interest rates on these loans will revert back to the more favorable pricing provided in the original Loan Agreement dated February 23, 2001. The Company is currently in compliance with all of the ratios of the loan modification agreement entered into in September 2001.

In order to obtain the waiver, the Company agreed to seek a minimum of $5.0 million in junior capital, in the form of either an equity or subordinated debt investment. The Company has not obtained the investment to date and is no longer actively searching for a junior capital investment partner. Because the Company did not obtain such investment by December 31, 2001, the Company became obligated to pay the lender an additional fee of $450,000 (payable in twelve equal monthly installments beginning January 31, 2002). The Company also became obligated to issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001. In March 2002, the Company agreed to pay the lender $500,000 in cash in lieu of issuing any warrants. See footnote 10. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital is received. If the junior capital is not received by April 30, 2002, all existing credit facilities will be reset to mature on

February 28, 2003. However, the Company's primary lender recently indicated that if the junior capital was not obtained it intends to work with the Company to extend the maturities of the lines of credit beyond February 28, 2003.

The lines of credit under the original Loan Agreement dated February 23, 2001 expire February 28, 2003. These lines of credit are presently classified as current on the balance sheet. The Company is confident that prior to the announcement of fiscal year earnings, the letter of intent from its senior lender will translate into a financing agreement that clearly permits the Company to refinance these lines of credit on a long-term basis.

Prior to December 31, 2001, the Company had a signed letter of intent with a junior capital investment group. Due to the upward movement of the market value of the Company's stock after signing this letter of intent, it was no longer attractive to the Company to obtain an investment from this group on the terms provided for in the letter, and the Company's obligations under such letter of intent have since expired (other than certain confidentiality requirements). Management has opened negotiations with its lender to waive the junior capital requirement from the loan agreement. However, there can be no assurance that the Company will be successful in its negotiations or that the Company will be able to do so in time to avoid the consequences as specified in its loan agreement with its principal lender.

Management expects that with the significant price increase, cash and cash equivalents and internally generated funds will be sufficient to support operations and planned capital expenditures for the next 12 months. In addition, Management believes that most capital expenditures planned for the next 12 months can be delayed in the event capital resources become inadequate.


Results of Operations:

During the quarter the Company improved net income by $8.3 million over the prior year. For the nine-month period, the Company improved net income by $12.7 million over the prior year including the one-time benefit of a $1.2 million settlement with Becton, Dickinson and Company and short-swing trading profits from Kairos Group that contributed $0.36 million to pre-tax income. Prior year net loss for both the quarter and nine-months includes a $3.3 loss on impairment of goodwill related to the acquisition of the Company's Belgian and French subsidiaries, and $1.3 million in nonrecurring expenses related to the implementation of the Company's cost savings plan. The implementation of the cost savings plan in the fourth quarter of fiscal 2001 has had a positive effect on the Company's cash position. The net result of the quarter's cash-flow was a $1 million improvement in cash position compared to the prior year.

Results of German and Italian operations continue to suffer from the lack of a competitive automated instrument. The Company expects operating results to improve in these operations with the full launch of Gallileo which is expected to begin in the first quarter of fiscal 2003.

Net sales

Revenues for the quarter ended February 28, 2002 rose by $4.3 million over the same quarter last fiscal year largely due to the aggressive price increase begun in the third quarter of fiscal year 2001 and new group contracts. Instrument sales for the quarter ended February 28, 2002 were up $0.5 million to $1.3 million, although there remains a backlog of over $1.7 million pending completion of customer training. As a result of the lifting of the ABS2000 safety alert, the Company expects that, over time, instrument sales will return to previous levels. For the first nine months of the year revenues totaled a record $60.7 million, a $9.9 million, or 19.6%, increase over the prior year period. Reagent price increases contributed approximately $10 million to the increase for the year.

The Company expects to improve sales by $12.0 million for the fiscal year ending May 31, 2002 as a result of the price increases and a single new group contract. This estimate is based on, among other things, the fact that a substantial portion of the fiscal year is complete and the current level of order backlog and contractually committed purchases. In making this projection, the Company extrapolated recent past results and assumed existing customers will continue to make purchases at their current rate of purchase at current prices. Further, Immucor has assumed that it will not lose any customers or gain any customers, or that revenues from new customers will offset lost revenues from lost customers. Partially offsetting the reagent price increases and new and group contract renewals is the de-emphasis on sales of low margin OEM products which has the consequence of improving gross profit margin percentage. The Company has also prudently assumed that instrument sales will be consistent with, and not improve over the previous fiscal year.

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

Gross profit

Gross profit increased $4.9 million as compared to the prior year's quarter and increased $9.5 million compared to the prior year to date due to the aggressive price increases mentioned above. The primary reasons for this increase were increased sales and the discontinuance of the significant costs incurred in prior periods to resolve ABS2000 performance issues and the related costs of product concessions provided to customers who were required to perform backup testing during the safety alert.

Operating expenses

When compared to the prior year, research and development costs remained relatively constant, primarily related to instrument development initiatives for the Galileo for the European market. The Galileo is designed to fulfill the need in Europe for a high-throughput blood serology-testing device with a test menu that includes antibody screening. The Company is beginning trials outside the United States to be staged for full European market launch in the fall of 2002.

Selling and marketing expenses decreased $0.34 million for the quarter and $1.3 million for the year to date, as compared to the same period last year. Until the fourth quarter of fiscal 2001, the Company had been developing an infrastructure to support an increased level of instrument sales. But in light of the issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of the sales and marketing efforts. The domestic sales staff was significantly reduced and the Netherlands facility was closed, resulting in a positive effect on the quarter and year to date net income.

Distribution expenses for the quarter and year to date ended February 28, 2002 decreased slightly compared to the prior year, but as a percentage of sales, have decreased from over 8% to under 7%. Any additional shipping expenses related to the new purchasing group were offset by volume discounts offered by carriers.

General and administrative expenses for the quarter and nine-month period ended February 28, 2002 decreased $0.7 million and increased $0.2 million, respectively. Expenses in the prior year periods included $1.1 million of nonrecurring expenses, primarily severance, related to the implementation of the cost savings plan. The increase for the nine-month period is due primarily to legal expenses related to the proxy contest incurred in the second quarter and various bank and professional fees. Amortization expense remained relatively constant compared with the prior period.

Interest expense

When compared to the prior year three-month and nine-month period, interest expense decreased $0.38 million and increased $0.53 million, respectively. The decrease in the quarter resulted from lower overall market rates. The nine-month increase is the result of the increased borrowings on long-term debt, bank fees related to the Company's inability to maintain the financial covenants contained in its prior loan agreement due to past operating losses, and capitalized leases in fiscal 2001.

Other income

Other income for the quarter was comprised mainly of exchange gains on foreign currencies and improved over the same period for the prior year with improvements in the Euro exchange rate. Other income for the second quarter was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group that contributed $0.36 million to pre-tax income. Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was made on June 11, 2001, and the second installment of $0.6 million was received April 2, 2002. Assets of approximately $1.0 million related to IMAGN were netted against the settlement from Becton. These items of income do not arise from the Company's ongoing business.

Income taxes

Income tax expense increased during the three-month period and nine-month period ended February 28, 2002 as compared to the prior period, due to higher income. The Net Operating Loss Carry-forwards generated in fiscal 2001 that reduce the current United States tax provision have been fully utilized in the profitable nine-months ended February 28, 2002. The Company increased the third quarter income tax provision based on estimates of fiscal 2002 earnings. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was used to reduce domestic taxes in the current year now that the Company has returned to profitability.



ITEM 3.  Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K/A for the fiscal year ended May 31, 2001. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Form 10-K/A.

                                     PART II

                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

(a)  The Company has filed the following exhibits with this report:

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

3.2  Amended and Restated Bylaws (amended and restated as of February 12, 2002).

4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A.as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.'s quarterly report on 10-Q filed on January 14, 2002).

(b) The Company did not file any reports on Form 8-K during the three months ended February 28, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)




Date: April 10, 2002       By: /s/ Edward L. Gallup
                               -----------------------------
                               Edward L. Gallup, President
                               (on behalf of Registrant and as
                                  Principal Executive Officer)





                                /s/ Steven C. Ramsey
                                -----------------------------
                                Steven C.Ramsey, Senior Vice President - Finance