Form 10-K
period 2002-05-31
IMMUCOR INC
filed 2002-08-29
CIK 736822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X     (Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended May 31, 2002
                                       OR
    ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-14820

                                  IMMUCOR, INC.
             (Exact name of registrant as specified in its charter)

        Georgia                                       22-2408354
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

              3130 GATEWAY DRIVE,                        30091
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

     Indicate by a check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $219,944,920.

     As of July 31, 2002, there were 8,162,393 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 2002, are incorporated by reference in Part III.

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


Background and Developments During Fiscal Year 2002

     During fiscal 1999 the Company implemented its strategic plans to consolidate the U.S. blood bank market, leaving Immucor and Ortho Clinical Diagnostics as the only two companies offering a complete line of blood banking reagents in the U.S. The Company executed its plans through a series of acquisitions.

o Acquisition of Gamma Biologicals, Inc. On October 27, 1998, the Company completed the acquisition of Gamma Biologicals, Inc. ("Gamma") for a total transaction value of approximately $27.8 million. Located in Houston, Texas, Gamma manufactures and distributes a wide variety of in-vitro diagnostic reagents to blood donation centers, transfusion departments of hospitals and medical laboratories in the U.S. and internationally. Gamma was the third largest domestic blood bank serology company before the acquisition. This acquisition significantly strengthened the Company's competitive position in the U.S. market and added to its customer base and product offerings, thereby extending the Company's global marketing reach. Combining Immucor's Automated Product Family and Capture(R) with Gamma's line of monoclonal reagents and red cell products represents a natural fit and creates an enhanced selection of products for our customers worldwide (see Products).

o Acquisition of the BCA blood bank division assets of Biopool International, Inc. On April 30, 1999 the Company purchased certain assets, primarily accounts receivable and inventory, of the BCA blood bank division of
     Biopool International, Inc. for approximately $4.5 million. This acquisition added five well-accepted products to the Company's reagent portfolio.

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

     During fiscal 2002, the Company resolved the remaining performance issues relating to its ABS2000 instrument and launched its Version 2 software for this instrument. In December 2000, we lifted the safety notification for antibody screening and crossmatch assay, and were able to lift the safety notification for blood grouping and launch our Version 2 software on October 1, 2001. Before we could lift the safety notification and install the new software, the Company had to submit a corrective action plan to the U.S. Food and Drug Administration ("FDA"), and then service engineers had to complete field corrective action on the ABS2000 and to accumulate clinical data.

     In May 2002, the Company transferred all of its commercial activities in France to Bio-Rad Laboratories under the terms of a five-year distribution agreement. Over the life of the agreement, the Company expects revenue growth of $9.0 million. Bio-Rad has a leading position in the French market, with a dedicated sales force and established infrastructure capable of supporting the Company's automation strategy.

     In September 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec"), headquartered in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo that will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five-year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company has made some initial sales to European distributors but plans the full launch of the Galileo in selected European countries during the first quarter of fiscal 2003.

     On June 11, 2001, the Company reached a settlement of the arbitration proceeding it had initiated against Becton, Dickinson and Company. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was received on June 11, 2001 and the second installment of $0.6 million was received on April 2, 2002. This settlement represents a reimbursement for asset impairment and lost profits. In return, Immucor agreed to give up its right to distribute the IMAGN instrument and associated reagents in Italy and Portugal and to cooperate with Becton in the transition of customers and product re-launch.


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

     The principal components of blood are plasma (the fluid portion) and cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor's red blood cells contain antigens that could react with the corresponding antibody in the patient's plasma, the transfusion of the red blood cells may result in the potentially life threatening destruction of the transfused red blood cells.

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

     The Company believes that the worldwide market for traditional blood bank reagents is approximately $380 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1 billion. Therefore, the introduction of labor-saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products -- Blood Bank Automation and Solid Phase Technology. The Company anticipates that automation will increase the available market for traditional and automated reagents to $575 million while decreasing the overall cost of blood testing by reducing the labor component by approximately $500 million.


Immucor Strategy

     The Company's strategy is to further strengthen its competitive position in the blood bank testing market by restructuring the market through automation of the transfusion laboratory and to firmly establish Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

     Maximize Instrument Placements. The Company's market research has been unable to find another company that has filed an application for FDA clearance of an automated blood bank device for the hospital and clinical reference laboratory markets. Several years ago Olympus America Inc. developed an automated analyzer for the blood donor market. The instrument performs only ABO/Rh testing and does not perform antibody screening. The Olympus instrument users currently dilute commercial ABO and Rh reagents for the machine's use. Gamma began developing diluted ready-for-use reagents for Olympus several years ago. Gamma has received clearance from the FDA for six of the reagents and is awaiting clearance for the seventh. Management does not believe the Olympus instrument will have an effect on its instrument strategy. Management estimates that Immucor should have a two-to-three year window of opportunity to establish itself as the leading blood bank device company in the United States. The

Company's strategy is to strengthen its leadership position in the automation of blood bank testing by establishing a large base of installed instruments that future market entrants must overcome. To facilitate instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low-, medium-, and high-volume testing facilities. In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

     Substantial Market Price Adjustment. Over the past several years manufacturers have been facing increased costs of manufacturing while, during the same period, market prices for blood bank products have decreased. The Company has begun to utilize its market leadership position in the United States to realign its prices with its costs. The Company expects this adjustment will have significant favorable impact on the Company's financial performance while adding only slightly to the cost of a patient transfusion.

     Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor's family of blood bank testing systems operates exclusively with the Company's proprietary reagent lines and Capture(R) technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per placement is $70,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing consumable usage per placement.

     Develop New and Enhanced Products. Immucor continually seeks to improve existing products and develop new ones to enhance its market share. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the next generation Galileo automated analyzers, all of which operate exclusively with Immucor's proprietary solid phase Capture(R) assays.

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

Product Group                         Principal Use (continued)

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

SegmentSampler(TM)        Disposable blood handling safety device.

ABS2000                   Fully automated blood bank system used for patient ABO
                          /Rh   grouping,   antibody   screening,  donor  ABO/Rh
                          confirmation testing and crossmatching.

Rh (D) Immune Globulin    Administered  by  injection once during and once after
   (Human)                pregnancy  to an Rh  negative woman who delivers an Rh
                          positive infant to prevent hemolytic disease of the newborn.

HLA Serums                Transplant typing and paternity testing.

Infectious Diseases       Detection  of  certain   infectious  diseases  by  the
                          methods of Capture, ELISA, Immunofluorescence and Latex Slide Tests.

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

ROSYS Plato System        Semi-automated  blood  bank  serology system targeting
                          medium and high volume testing facilities performing up to 40 samples per hour.

DIAS PLUS System          Addresses  the  needs of  donor  centers and the high-
                          volume   lab  markets  processing  more  than  100,000
                          samples per year.

GALILEO System            Currently  launched  in Europe,  this fully  automated
                          high volume analyzer will be the successor to the ABS2000, ROSYS Plato and DIAS PLUS. It is capable of performing 70 type and screen tests per hour.

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

     DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories with automated batch processing and positive sample identification of routine blood donor tests, and uses the Company's Capture-R(R), Capture-CMV(R) and Capture-S(R) products.

     GALILEO: High Volume Microplate Processor. The system provides hospitals, clinical reference laboratories and blood donor centers a fully automated solution to the labor intensive process of blood compatibility testing. The Galileo uses Immucor's proprietary Capture(R) reagent product technology and is manufactured exclusively for Immucor by Stratec.

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


Proprietary Technology

     Under traditional agglutination blood testing techniques, the technologist mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens.
However, when the mixture remains in a fluid state, it is sometimes difficult for the technologist to determine whether a positive reaction has occurred.

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


Products Under Development

     Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or pre-market approval by the FDA. The Company employs several persons in the U.S. whose specific duties are improving existing products and developing new products for the Company's existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2002, 2001 and 2000, the Company spent approximately $2.0 million, $1.9 million and $2.0 million, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company's ability to meet the needs of its customers. For the ten-year period ending May 31, 2002 the Company has invested $7.2 million in instrument research and development principally under research contracts with Bio-Tek, Stratec and DYNEX.

     Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

     Since 1992 the Company has worked with Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart Technologies, Inc., combining Immucor's reagent manufacturing expertise with Bio-Tek's medical instrumentation expertise to develop an automated, "walk-away", blood bank analyzer, the ABS2000. Bio-Tek has been responsible for engineering, software development and manufacturing. The Company announced clearance to market the ABS2000 in the U.S. from the FDA on July 6, 1998 and continues to develop system software/hardware upgrades to add additional tests to its menu, increase ease of use, improve throughput and add stat testing capabilities. Second generation ABS2000 software was cleared for market by the FDA on October 1, 2001. In June 2000 isolated performance issues arose at certain ABS2000 installations that resulted in mistypings not directly affecting any patient transfusions. The Company issued a safety notification, requesting customers to confirm ABS2000 results with manual backup testing until the cause of the difficulty was identified and corrected. The Company identified the factors that caused the performance issues and submitted this information to the FDA. On December 6, 2000, with the FDA's approval, the safety notification for antibody screening and crossmatch assays was removed. Customers no longer have to perform manual backup tests for either of these procedures. In addition to this, the Company's corrective action plan for blood grouping was accepted by the FDA and in connection with the plan, a special 510(k) was submitted to the FDA. The plan called for Company service engineers to complete field corrective action on the ABS2000 and to accumulate clinical data for group and type assays for selected customers. The Company completed these tasks and the safety notification for blood grouping was lifted on September 26, 2001. On October 1, 2001, the Company launched its ABS2000 Version 2 software. This second-generation software has a number of new features that help maximize productivity of the instrument and the technologists, including:

o The ability to perform a 2-cell screen - increases productivity. The 2-cell screen product has been cleared by the FDA and is expected to begin shipment during the second quarter of fiscal 2003.

o The availability of "mini batches" which allow for faster access to results once the samples are processed.

o        Less maintenance, which saves time and money.

o Customized Quality Control, which allows the technologist to only perform QC for assays that are being tested.

     In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 to be delivered by February 2003.

     On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec"), headquartered in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo that will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company made some initial sales to European distributors in fiscal 2002 but began the full launch of the Galileo in selected European countries in June 2002. The Company expects to install 25 instruments in Europe during fiscal 2003 through outright sales and reagent rental agreements.

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


Marketing and Distribution

     Immucor's potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 2% of the Company's current annual sales volume. The Company believes there is a slight amount of seasonality to its sales activity as fewer donations and elective surgical procedures are performed in its first and third quarters. There is no material backlog of reagent revenues. At May 31, 2002 the Company had a backlog of installed but unrecorded instrument sales of approximately $700,000.

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

     The Company markets and sells its products to its customers directly through 104 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, and Belgium. In addition, the Company utilizes 14 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. To effect the smooth transition to a systems company, the Company conducted extensive capital sales training of its existing sales force and added specialized capital sales representatives to the organization. Continuing technical support and service is also provided to customers through the Company's Consultation Laboratory, which was significantly strengthened with the acquisition of Gamma in October 1998. The Consultation Laboratory assists the Company's customers in identifying certain blood group antibodies that are rare or difficult to detect. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

     The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 2002, 2001 and 2000, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $31.3 million, $31.3 million and $35.1 million, respectively. These sales accounted for approximately 37%, 45% and 46% of the Company's total net sales for the respective fiscal years. During the years ended May 31, 2002, 2001 and 2000, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $5.3 million, $5.8 million and $6.7 million, respectively. Most of the Company's foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. The Company's German operations made net export sales to unaffiliated customers of approximately $2.3 million, $1.1 million and $1.5 million for the years ended May 31, 2002, 2001, and 2000, respectively. The Company's Canadian operations made net export sales to unaffiliated customers of approximately $2.1 million,

$2.4 million and $2.2 million for the years ending May 31, 2002, 2001, and 2000, respectively. The Company's Italian operations made sales in Italy of $6.0 million, $5.6 million, and $6.7 million for the years ending May 31, 2002, 2001, and 2000, respectively. Please refer to Note 13 to our consolidated financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which we do business. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. For the year ended May 31, 2002, foreign net sales declined $0.30 million due to the exchange fluctuation of the Euro. Since the end of the fiscal year, the Euro has strengthened against the dollar which favorably affected foreign net sales for the two months ended July 31, 2002 by $0.3 million.


Suppliers

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Lionheart Technologies Inc. for the ABS2000, Dynex Technologies Inc. for the DIAS Plus, QIAGEN N.V. for the ROSYS Plato and Stratec Biomedical AG for the Galileo (see Note 12 to the Consolidated Financial Statements), and Serologicals, Inc., the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationship with its suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

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

     In November 2001 the FDA inspected the Gamma Biologicals, Inc. facility in Houston, Texas and reported several observations. The Company responded to these observations and on February 25, 2002 the FDA requested additional information regarding our response. On June 25, 2002 the FDA advised the Company that its responses were acceptable and would be verified during the next inspection. The FDA district office inspected the Gamma facility in July, 2002 and made two observations. The Company plans to respond to these observations.

     Also in November 2001 the FDA inspected the Immucor, Inc. facility in Norcross, Georgia and reported several observations. The Company responded to the observations. On February 14, 2002 the FDA advised the Company that the responses appear adequate and would be verified at the next inspection.

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

     Immucor's solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City ("Blood Center") pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006, the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2002, 2001 and 2000 the Company paid royalties of approximately $517,000, $435,000, and $409,000 under this agreement. See Note 11 to the Consolidated Financial Statements.

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

     Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but plans to continue production of only one of the products with the registered trademark "RESt". The Company continues to distribute four products manufactured by Biopool, Inc.


Competition

     Competition is based on quality of product, price, talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the Company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the Company's emphasis on product quality, the introduction of new products, specialty products, customer service and training. With the Company's fiscal 1999 purchases of Gamma and the assets of the BCA blood bank division of Biopool International, Inc., the Company believes that Ortho Clinical Diagnostics, a Johnson & Johnson company, is now its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999.

     Olympus America Inc. has developed an automated analyzer for the blood donor market. The instrument performs only ABO/Rh testing and does not perform antibody screening. The Olympus instrument users currently dilute commercial ABO and Rh reagents for the machine's use. Gamma began developing diluted ready-for-use reagents for Olympus several years ago. Gamma has received clearance from the FDA for six of the reagents and is awaiting clearance for the seventh. Management does not believe the Olympus instrument will have an effect on its instrument strategy in North America.

     Biotest AG, a German Pharmaceutical and Diagnostic company, presently has FDA licenses for six reagent products. Since the product line is incomplete there is no evidence that Biotest will be in a position, in the near term, to market a complete commercially-viable product line.

     European competitors for blood bank products include Biotest and Diamed, a Swiss company. Both of these companies have been established longer than the Company and may have greater financial and other resources than the Company. Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the completeness of its product line, quality and price of its products, the sale of innovative products such as blood bank automation, the Company's Capture(R) products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

Employees

     At July 31, 2002, the Company and its subsidiaries had a total of 481 employees. The Company had 325 full time employees in the U.S., of whom 27 were in sales and marketing, 258 were in manufacturing, research and distribution, and 40 were in administration. In Germany, Portugal, Italy, Spain, Canada, and Belgium, the Company had 156 full-time employees, of whom 77 were in sales and marketing, 45 were in research, distribution and administration and 34 were in manufacturing.

     The Company has experienced a low turnover rate among its technical and sales staff and none of the Company's employees are represented by a union. The Company considers its employee relations to be good.


Available Information

     Immucor files reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the "1934 Act") with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may also access this information at the Commission's Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.


Item 2.--Properties.

     The Company leases approximately 67,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2002 were approximately $678,000. The term of the lease is for a six-year period ending August 2005 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing and shipping.

     In Germany, the Company leases 1,566 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2002 totaled approximately $159,000. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 2002 totaled approximately $84,000 for 700 square meters. The Company has five separate lease agreements for the facility in Italy with terms expiring between September 2004 and November 2007. In Portugal, the Company leases 120 square meters of office space and rent expense for the fiscal year ended May 31, 2002 was approximately $14,500. In Spain, the Company leases 165 square meters of office space and rent expense for the fiscal year ended May 31, 2002 was approximately $18,000. In Belgium, the Company owns land and a 575 square meter building subject to a first lien mortgage. In Canada, the Company owns a 15,000 square foot building on approximately one acre of land. The Company believes all of its facilities and lease terms are adequate and suitable for the Company's current and anticipated business for the foreseeable future.


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

                                     PART II

Item 5.--Market for Registrant's Common Equity and Related Stockholder Matters.

     Immucor's Common Stock trades on The NASDAQ National Market System of The NASDAQ Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low sale prices of the Common Stock for the fiscal periods indicated as reported by NASDAQ. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.


                                              High                  Low
                                         ----------------     ----------------

Period June 1 through July 31, 2002           $ 28.880             $ 16.260


Fiscal Year Ended May 31, 2002
First Quarter                                   $5.000               $2.400
Second Quarter                                   8.150                2.500
Third Quarter                                   12.410                6.200
Fourth Quarter                                  19.750               10.310


Fiscal Year Ended May 31, 2001
First Quarter                                   $8.313               $3.438
Second Quarter                                   5.438                3.000
Third Quarter                                    4.406                2.688
Fourth Quarter                                   4.219                2.200

     As of July 31, 2002, there were 329 holders of record of the Company's common stock. The last reported sales price of the common stock on such date was $28.190.

     Immucor has not declared any cash dividends with respect to its common stock. The Company presently intends to continue to retain all earnings in connection with its business. In connection with the Company's agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. See
Note 3 of the Consolidated Financial Statements.

     On July 24, 2002, the Board of Directors approved a 3-for-2 stock split, which will be effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 26, 2002. As of July 31, 2002, the Company had 8,162,393 shares of common stock outstanding. The stock split will increase the number of shares of common stock outstanding to approximately 12,243,590 shares. The expected date of distribution is September 13, 2002. The stock split is the fourth for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. No adjustments have been recorded in the financial statements to reflect the impact on share information of the 3-for-2 stock split. See Note 17.


Recent Sales of Unregistered Securities

     From January 28, 2002 until June 4, 2002, the Company issued an aggregate of 105,980 shares of its common stock to participants in its 1998 Employee Stock Option Plan. Such shares were issued upon payment of the exercise price, which ranged from a low of $8.75 per share to a high of $12.375 per share, and totaled $1,059,644. The Company inadvertently issued such shares prior to the filing of a registration statement on Form S-8 covering the shares to be issued under that plan. The Company filed the required registration statement on Form S-8 on June 14, 2002.

     In connection with the Company's acquisition of its Belgian and French distribution rights in 1999, the Company issued the seller of such rights a warrant to purchase 100,000 shares of Immucor's common stock in a transaction exempt under Section 4(2) of the Securities Act. When the Company issued the warrant, it intended for the issuance of shares upon exercise of the warrant to be exempt under Section 4(2) of the Securities Act, and obtained the warrant holder's agreement to not resell any of the shares received upon exercise of the warrant except in compliance with the Securities Act. On June 7, 2002, Immucor issued 50,000 shares of common stock upon a partial exercise of the warrant. However, due to the Company's mistaken belief that either the Company's issuance of those shares or the warrant holder's resale of those shares had been registered under the Securities Act, when the warrant was exercised the Company issued the shares without a restrictive legend or stop transfer order, thereby allowing the warrant holder to resell the shares shortly after issuance.


Equity Compensation Plan Information

The following data reflects the effect of the recent 3-for-2 stock split.  See Note 17.


                                        Number of securities to   Weighted average exercise   Number of securities
                                        be issued upon exercise   price of outstanding        remaining available
Plan category                           of outstanding options,   options, warrants and       for future issuance
                                        warrants and rights       rights
======================================= ========================= =========================== ========================
Equity compensation plans approved by
security holders                                1,210,640                    $5.15                    157,296
======================================= ========================= =========================== ========================
Equity compensation plans not
approved by security holders *                  1,503,037                    $4.84                    296,738
======================================= ========================= =========================== ========================
Total                                           2,713,677                    $4.98                    454,034
======================================= ========================= =========================== ========================



* For a description of the material features of our 1990 and 1995 Employee Stock Option Plans, see Note 7 of the Consolidated Financial Statements.

Item 6.--Consolidated Selected Financial Data.

                             (All amounts are in thousands, except per share amounts)

                                                                           Year Ended May 31,
                                             ---------------------------------------------------------------------------------
                                                  2002            2001             2000           1999 (1)          1998
                                             ---------------  --------------   --------------  ---------------  --------------
Statement of Operations Data:
Net sales                                         $84,144          $69,438          $76,541         $59,525          $39,790
Cost of sales                                      37,477           38,086           36,408          27,551           18,168
                                             ---------------  --------------   --------------  ---------------  --------------
Gross profit                                       46,667           31,352           40,133          31,974           21,622
                                             ---------------  --------------   --------------  ---------------  --------------
Operating expenses:
Research and development                            1,997            1,894            2,003           1,294              971
Selling, general, and administrative               29,629           30,519           30,771          23,812           16,918
Loss on impairment of goodwill                          -            3,063                -               -                -
Merger-related expenses                                 -                -                -             559                -
                                             ---------------  --------------   --------------  ---------------  --------------
Total operating expenses                           31,626           35,476           32,774          25,665           17,889
                                             ---------------  --------------   --------------  ---------------  --------------
Income (loss)  from operations                     15,041           (4,124)           7,359           6,309            3,733
                                             ---------------  --------------   --------------  ---------------  --------------
Other:
Interest income                                        41               58               31             313              789
Interest expense                                   (4,454)          (3,747)          (2,911)         (1,416)            (616)
Other                                               1,356              229              231             202              (27)
                                             ---------------  --------------   --------------  ---------------  --------------
Total other                                        (3,057)          (3,460)          (2,649)           (901)             146
                                             ---------------  --------------   --------------  ---------------  --------------
Income (loss)  before income taxes                 11,984           (7,584)           4,710           5,408            3,879
Income taxes                                        3,189              465            1,898           1,847            1,810
                                             ---------------  --------------   --------------  ---------------  --------------
Net income (loss)                                 $ 8,795         $ (8,049)         $ 2,812        $  3,561         $  2,069
                                             ===============  ==============   ==============  ===============  ==============
Income (loss) per share:

     Basic                                          $1.20           $(1.10)           $0.36           $0.47            $0.26
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        $1.15           $(1.10)           $0.33           $0.45            $0.25
                                             ===============  ==============   ==============  ===============  ==============

Weighted average shares outstanding

     Basic                                          7,306            7,286            7,713           7,646            8,095
                                             ===============  ==============   ==============  ===============  ==============

     Diluted                                        7,635            7,286            8,520           7,959            8,443
                                             ===============  ==============   ==============  ===============  ==============

Balance Sheet Data:
Working capital                                 $  27,070        $  19,536        $  21,868       $  21,141        $  32,948
Total assets                                      101,367           95,813          102,775          99,734           57,544
Long-term obligations, less current portion        31,581           39,951           34,815          31,548            8,912
Retained earnings                                  29,057           20,262           28,311          25,499           21,938
Shareholders' equity                               43,953           29,843           40,919          40,053           42,433


(1)  Includes  results  of Gamma  Biologicals,  Inc.  since  October  27,  1998, Medichim  and  Immunochim  since  March 15,  1999 and BCA,  a  division  of Biopool, since April 30, 1999.

Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements that Immucor may make from time to time, including statements contained in this report, constitute "forward-looking statements" under the federal securities laws. Forward-looking statements may be identified by words such as "plans," "expects," "believes," "anticipates," "estimates," "projects," "will" and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, changes in interest rates and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company's reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company's medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company's medical instruments is recognized over the life of the rental agreement.

Allowance for Doubtful Accounts

     Immucor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 5.2% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that amounts are not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of Immucor's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

     Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system that applies labor and manufacturing overhead factors to inventory based on budgeted production levels, staffing levels and costs of operation. Actual costs and production levels may vary from the standard and will be charged to the consolidated statement of operations as a component of cost of sales.

Goodwill and Other Long-lived Assets

     In assessing the recoverability of the Company's goodwill and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001. The Company is in the process of evaluating the impact SFAS No. 144 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

Income Taxes

     Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.


(a)  Liquidity and Capital Resources

     Net cash provided by operating activities totaled approximately $13.1 million, $2.4 million, and $6.1 million for the fiscal years 2002, 2001 and 2000, respectively. As of May 31, 2002, the Company's cash and cash equivalents balance totaled $4.0 million. The approximately 450% increase in cash provided by operating activities from 2001 to 2002 resulted from the turnaround in operating results of the Company. During fiscal 2002, the Company improved net income by $16.8 million over fiscal 2001 including the one-time benefit of a $1.8 million settlement with Becton, Dickinson and Company and the disgorgement of $0.4 million of short-swing trading profits from the Kairos Group. The net loss in fiscal 2001 included a $3.1 million loss on impairment of goodwill related to the Company's Belgian and French subsidiaries, and $1.3 million in nonrecurring expenses related to the implementation of the Company's cost savings plan. The implementation of the price increases during fiscal year 2001 and 2002 and the cost savings plan in the fourth quarter of fiscal 2001 had a materially beneficial effect on the Company's cash position which the Company expects to continue in fiscal 2003.

     In May 2002, the Company transferred all of its commercial activities in France to Bio-Rad Laboratories under the terms of a five-year distribution agreement. Over the life of the agreement, the Company expects revenue growth of $9.0 million. Bio-Rad has a leading position in the French market, with a dedicated sales force and established infrastructure capable of supporting the Company's automation strategy. The assets related to the French operations were minor to the total assets of the Belgian and French operations.

     During fiscal 2002, $3.4 million of cash was used in investing activities primarily for capital expenditures of $1.1 million for instruments at customer sites on reagent rental agreements, $1.8 million for computer hardware and software enhancements of the enterprise software system, and $0.5 million to refurbish the German facility. Planned capital expenditures for fiscal 2003 total approximately $4.1 million, and include approximately $0.3 million for U.S. clinical trial Galileo instruments and approximately $1.3 million for Galileo reagent rental instruments installed in Europe. Additionally, the
Company has budgeted $1.3 million for manufacturing and quality system improvements at its Norcross and Houston facilities during fiscal 2003.
Expansion of the Company's computer network capabilities, including foreign subsidiaries, is budgeted at $1.2 million for fiscal 2003.

     Net cash used in financing activities totaled $9.3 million. During fiscal 2002, the Company paid principal of $12.6 million of long-term debt, debt issue costs and capital lease obligations. However, the Company received $2.8 million in cash from the exercise of stock options. Most of these options were granted in prior fiscal years and provide for exercise prices equal to the market value of the Company's stock on the date granted. The Company has experienced a rise in the value of its stock during the recently completed fiscal year and as a result option holders have exercised a large number of options. See Note 7 and
Item 5--"Market for Registrant's Common Equity and Related Stockholder Matters--Equity Compensation Plan Information."

     Accounts receivable increased by $6.0 million from May 31, 2001 due to the reagent price increases that had a significant positive impact on the second half of the fiscal year, but remains at approximately 120 days sales outstanding. Inventory levels stayed relatively constant for the year at approximately 145 days sales in inventory. In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 instruments to be delivered by February 2003. Income tax refund receivable, due from the German fiscal authorities, increased due to a decrease in pretax income and overpayments in the German subsidiary. Net deferred income tax liabilities decreased by $0.5 million for fiscal 2002 as the Company adjusted its assessment of estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Prepaid and other assets increased by $0.9 million due to prepayments for insurance coverage and amounts due from financial institutions upon exercise of stock options. Other long-term assets increased in fiscal 2002 over fiscal 2001 primarily as a result of loan fees to be paid in installments to the Company's primary lender. See Note 3 of the Consolidated Financial Statements. Deferred licensing costs and excess of cost over net tangible assets acquired declined in fiscal 2002 over fiscal 2001 due to normal amortization.

     Accounts payable decreased by $0.3 million as the Company's operating cash-flows improved. The current income tax liability increased $3.1 million in fiscal 2002 over fiscal 2001 as a result of the Company's return to profitability and after fully utilizing net operating loss carry-forwards generated in prior periods. Other accrued liabilities declined $0.6 million mainly as the result of recognizing deferred instrument revenue as customer training and other contractual requirements were completed. Accrued salaries and wages include an accrual for approximately $0.7 million for executive bonuses to be paid in fiscal 2003. Other long-term liabilities increased by $0.5 million primarily due to the changes in value of the interest rate swap agreement. See
Item 7A. - Quantitative and Qualitative Disclosures About Market Risk.

     Common stock and additional paid-in capital increased by an aggregate of $4.1 million primarily due to the exercise of stock options, described above, and the related tax benefit. Approximately $0.7 million of stock options were exercised as of May 31, 2002 but are classified as a receivable until the amounts due from financial institutions are received. Retained earnings and (comprehensive loss) improved by $10 million due to the earnings for the year and favorable changes in the net foreign exchange translation, offset by the effect of the interest rate swaps. See Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rates. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations. Since the end of the fiscal year, the Euro has strengthened against the dollar, which increased accounts receivable, inventory, net property, plant and equipment, accounts payable and long-term debt for the period ended July 31, 2002 by $0.7 million, $0.1 million, $0.2 million, 0.1 million and $0.2 million, respectively.

     The Company amended its loan agreement during fiscal 2002 and again in the first quarter of fiscal 2003. In September 2001, the Company negotiated a waiver from its primary lender of covenant defaults under the Loan Agreement dated February 23, 2001 and obtained a relaxation of such loan covenants for four quarters in exchange for a cash waiver fee, increased interest rates and other conditions. As amended, the Company was required to meet quarterly and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization
("EBITDA") covenants and quarterly funded debt to EBITDA ratios. The interest rates would revert back to the more favorable pricing provided in the original Loan Agreement dated February 23, 2001 once the Company's ratio of trailing twelve-month funded debt to EBITDA reached 2.50 to 1 or less. In order to obtain the waiver, the Company agreed to seek a minimum of $5.0 million in junior capital, in the form of either equity or subordinated debt investment. However, the Company did not obtain such investment by December 31, 2001 and, as a result, became obligated to pay the lender an additional fee of $450,000 (payable in twelve equal monthly installments beginning January 31, 2002). The Company also became obligated to issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001 subject to negotiations of terms. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital was received. Because the junior capital investment was not received by April 30, 2002, all existing revolving lines of credit were reset to mature on February 28, 2003.

     In March 2002, the Company agreed to pay the lender $500,000 in cash in lieu of issuing any warrants. The fee is payable in four monthly installments of $75,000 commencing September 30, 2002 followed by payments of $100,000 on January 31, 2003 and February 28, 2003. During the third quarter of the fiscal year the Company achieved the trailing twelve-month EBITDA required by the original Loan Agreement dated February 23, 2001. On May 1, 2002 the Company was notified by its senior lender that it would allow the pricing of the loans to revert to LIBOR plus the applicable margin per the original Loan Agreement.

     In July, 2002, the Company and its primary lender again amended the loan agreement to extend the term of the existing revolving lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility were re-priced according to a pricing grid that varies based upon the Company's ratio of Funded Debt to EBITDA, as defined in the senior credit facility. The current interest rate on the effective date of the amendment will be LIBOR plus a spread of 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus a spread of 250 basis points on the Term Loan B.

     At May 31, 2002 there was approximately $27.3 million of outstanding debt under the lines of credit and Term Loan A and approximately $6.0 million outstanding under Term Loan B. In addition, as of May 31, 2002, the Company's Italian and Spanish subsidiaries had outstanding debt of approximately $2.1 million under lines of credit and its Belgian subsidiary had outstanding debt of approximately $0.5 million under line of credit agreements. The Company can borrow an additional $2.5 million in funds under the U.S. line of credit, $1.2 million under the Canadian line of credit, and no additional funds are available under the German line of credit. The Company's Italian and Spanish subsidiaries have an ability to borrow an additional $475,000 and its Belgian subsidiary can borrow an additional $320,000. The Company made a $4.5 million payment against the line of credit in July 2002.

     In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2001 and 2000, the Company repurchased 184,500 and 415,500 shares of its common stock for approximately $1.5 and $3.5 million, respectively. The Company is restricted from the repurchase of additional shares under debt covenants of the current loan agreement. The Company previously granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. The Canadian revolving line of credit and German line of credit are guaranteed by the Company. The interest rate swap agreement with the U.S. bank is also guaranteed by the Company. At May 31, 2002 and May 31, 2001, the Company had an interest rate swap agreement in the Company's functional currency, maturing in 2005 with an initial notional principal amount of $15 million which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At May 31, 2002 and May 31, 2001, the Company would have paid $369,492 and $87,321, respectively, to terminate the agreement in the Company's functional currency. See Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rates. There are no restrictions on the Company's foreign subsidiaries in the matter of sending dividends, or making loans or advances to the parent Company.

     Management is focused on reducing the leverage on the Company's balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments.

Contractual Obligations and Commercial Commitments



------------------------------------ -----------------------------------------------------------------------

    Contractual Obligations                                 Payments Due by Period
                                                                 (in thousands)
------------------------------------ -----------------------------------------------------------------------
                                        Total       Less than 1    1-3 years   4 - 5 years   After 5 years
                                                       year
------------------------------------ ------------- -------------- ------------ ------------ ----------------
Long Term Debt and Lines of Credit      $35,986       $ 5,658        $29,918         $410            -
------------------------------------ ------------- -------------- ------------ ------------ ----------------
Capital Lease Obligations                 2,228           975          1,253            -            -
------------------------------------ ------------- -------------- ------------ ------------ ----------------
Operating Leases                          4,312         1,211          2,599          502            -
------------------------------------ ------------- -------------- ------------ ------------ ----------------
Other Long Term Obligations               3,300         3,300              -            -            -
------------------------------------ ------------- -------------- ------------ ------------ ----------------
Total Contractual Cash Obligations      $45,826       $11,144        $33,770         $912            -
------------------------------------ ------------- -------------- ------------ ------------ ----------------


(b)  Results of Operations

     For the fiscal year ended May 31, 2002 revenues totaled a record $84.1 million, a $14.7 million, or 21.2% increase over the prior year. The increase in revenues occurred predominantly as a result of reagent price increases in the United States. Income before income taxes reached $12.0 million for fiscal 2002 compared to a net loss before tax of $7.6 million for fiscal 2001. Net income increased to $8.8 million versus a loss of $8.0 million in the same period last year. Diluted earnings per share were $1.15 on 7.6 million weighted average shares outstanding compared with $(1.10) on 7.3 million weighted average shares outstanding for the same period last year. The rise in the Company's stock price over the past year has increased the dilutive effect of stock options and warrants by approximately 300,000 shares that are used to arrive at diluted earnings per share. See Note 8 of the Consolidated Financial Statements. Year to date EBITDA reached $22.7 million versus $2.3 million in the prior year.

     In addition, the Company renewed or obtained new contracts with purchasing groups during fiscal year 2002. These agreements generally reflected the Company's new pricing structure, although in some cases the new prices were only partially implemented in the first year of a contract and will not be fully implemented until fiscal year 2003.

     Net income also was favorably affected by the cost savings plan the Company implemented in the fourth quarter of 2001. The Company reduced costs through layoffs, the closure of operations in the Netherlands and curtailed spending. Officers of the Company agreed to a salary reduction of approximately eight percent of their total base compensation. In the third quarter of 2001 the Company recorded approximately $1.3 million in nonrecurring expenses related to the implementation of the plan. Other income for the year rose $1.1 million. Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration. The settlement called for
Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was received on June 11, 2001, and the second installment of $0.6 million was received April 2, 2002. A loss on disposal of assets of approximately $0.8 million related to IMAGN was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees. Other income for the second quarter was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group that contributed $0.4 million to pre-tax income. These items of income do not arise from the Company's ongoing business.

     Results of German and Italian operations continue to suffer from the lack of a competitive automated instrument. The Company expects operating results to improve in these operations after the full European launch of its Galileo instrument in the first quarter of fiscal 2003.


Comparison of Years Ended May 31, 2002 and May 31, 2001

Net sales

     Revenues for the year ended May 31, 2002 rose by $14.7 million over the prior fiscal year largely due to the aggressive price increase begun in the third quarter of fiscal year 2001 and to new group contracts. Instrument sales for the year ended May 31, 2002 were up $1.8 million to $5.3 million. Instrument sales grew as a result of new placements and concentrated efforts to reduce the backlog of instruments, currently $0.7 million, installed but not recorded as revenue due to post installation criteria. The effect on revenues of the change in the Euro exchange rate was a decrease of $295,000 for fiscal 2002. Since the end of the fiscal year, the Euro has strengthened against the dollar which favorably affected foreign net sales, for the two months ended July 31, 2002 by $0.3 million.

     Instrument sales also benefited from the lifting of the safety notification on the ABS2000. In December 2000, we lifted the safety notification for antibody screening and crossmatch assay, and were able to lift the safety notification for blood grouping and launch our Version 2 software on October 1, 2001. Before we could lift the safety notification and install the new software, the Company had to submit a corrective action plan to the U.S. Food and Drug Administration
(FDA), and then service engineers had to complete field corrective action on the ABS2000 and to accumulate clinical data. The cost of installing the new software on instruments in the field was less than $50,000.

Gross profit

     Gross profit, as a percentage of sales, totaled 55.5% versus 45.2% in the prior year. Gross profit increased $15.3 million, as compared to the prior year, due to the aggressive price increases mentioned above. Gross profits were also enhanced by the discontinuance of significant costs incurred in the prior year to resolve ABS2000 performance issues and the related costs of product concessions provided to customers who were required to perform backup testing during the safety notification. The effect on gross profit of the change in the Euro exchange rate was a decrease of $139,000 for fiscal 2002. In fiscal 2002, the Company evaluated the carrying value of the DIAS PLUS instruments and estimated that the undiscounted cash flow indicated an impairment. An impairment loss of approximately $270,000 was charged to depreciation expense on the statement of operations.

Operating expenses

     When compared to the prior year, research and development costs for fiscal 2002 rose 5% over fiscal 2001 and were primarily related to instrument development initiatives for the Galileo for the European market. The Galileo is designed to fulfill the need in Europe for a high-throughput blood serology-testing device with a test menu that includes antibody screening.

     Selling and marketing expenses decreased $0.9 million for fiscal 2002 as compared to the prior year. Until the fourth quarter of fiscal 2001, the Company had been developing an infrastructure to support an increased level of instrument sales. However, in light of the issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of its sales and marketing efforts. The domestic sales staff was significantly reduced and the Netherlands facility was closed, resulting in a positive effect on selling and marketing expenses. Travel expenses and commissions rose to partially offset the previous cost savings due to renewed instrumentation efforts and higher revenues, in the second half of fiscal year 2002,from the domestic reagent price increases. Selling and marketing expenses for fiscal 2003 are likely to increase with the impact of a full year of these travel expenses and commissions and sales effort in Europe to market the Galileo.

     Distribution expenses for the year ended May 31, 2002 decreased slightly compared to the prior year, but as a percentage of sales have decreased from 8.2% to 6.6%. Additional shipping expenses related to a new purchasing group were offset by volume discounts offered by carriers. It is expected that distribution expenses for fiscal 2003 will increase to approximately 7.5% as a percentage of sales, with the implementation of a new shipping package configuration designed to maintain acceptable environmental temperature and preserve product quality during shipment.

     General and administrative expenses for the year ended May 31, 2002 increased $0.4 million. Expenses in the prior year included $1.1 million of nonrecurring expenses, primarily severance, related to the implementation of the cost savings plan. The increase for the current year is due primarily to legal expenses related to the proxy contest incurred in the second quarter, various bank fees and professional fees incurred mainly for support of the enterprise software system after the June 1, 2001 implementation. Fiscal 2003 general and administrative expenses should decline as the Company begins the second year on the enterprise software system.

     Due to continued operating losses and reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash charge to earnings of approximately $3.1 million in fiscal 2001.

     Amortization expense declined $0.3 million as compared with the prior period due to the goodwill impairment mentioned above. In June of fiscal 2003 the Company adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company does not currently foresee any indications of impairment and expects amortization will be approximately $1.2 million less in fiscal 2003 than in fiscal 2002.

Interest expense

     When compared to fiscal 2001, interest expense increased $0.7 million in fiscal 2002. The increase is the result of the increased borrowings on long-term debt, bank fees related to the Company's inability to maintain the financial covenants contained in its prior loan agreement due to past operating losses, and leases capitalized in fiscal 2001. Fiscal 2003 interest expense is expected to decline due to lower outstanding debt and a more favorable interest rate pricing grid as discussed in Liquidity and Capital Resources.

Other income

     Other income for the year rose $1.1 million. Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was received on June 11, 2001, and the second installment of $0.6 million was received April 2, 2002. A loss on the disposal of assets valuing approximately $0.8 million related to IMAGN was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees. Other income for the second quarter was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group that contributed $0.4 million to pre-tax income. These items of income do not arise from the Company's ongoing business.

Income taxes

     Income tax expense increased for the year ended May 31, 2002 as compared to the prior period due to higher income. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million.
Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was used to reduce domestic taxes in the current year. The Net Operating Loss Carry-forwards generated in fiscal 2001 also reduced the current year United States tax provision and were fully utilized by the quarter ended February 28, 2002. This effectively increased reported net income for fiscal 2002 by approximately $2.3 million. Fiscal 2003 will bear the full United States tax burden. See Note 10 of the Consolidated Financial Statements.


Comparison of Years Ended May 31, 2001 and May 31, 2000

Net sales

     Total sales declined to $69.4 million in fiscal 2001 from $76.5 million in fiscal 2000. Instrument sales, $3.5 million compared to $10.4 million recorded for the prior year, reflected delays in customers accepting instruments. During June 2000 isolated performance issues were experienced by certain ABS2000 customers, as discussed under the heading "Comparison of Years Ended May 31, 2002 and May 31, 2001--Net sales." For the year, the Company had issued credits reducing sales by $0.8 million for returned instruments and had a reserve of $0.1 million remaining for possible future returns. The Company had an installed instrument backlog of $0.7 million of unbilled revenue awaiting customer acceptance.

     The strength of the U.S. dollar versus the Euro had the effect of reducing reported European sales by approximately $2.4 million compared to the prior year. Italian and Portuguese revenues were also adversely affected by the interrupted supply of IMAGN 2000 reagents of approximately $1.0 million. The revenue fall was mitigated by $2.3 million in revenue improvements. First, the Company experienced a $1.7 million, or 2.5%, increase in sales of its core reagent products. Secondly, the Company launched an aggressive reagent price increase in the third quarter that improved revenues by approximately $0.5 million for fiscal 2001. Finally, late in the fiscal year the Company renewed important national account purchasing agreements at higher prices and added a new national account with a significant number of hospitals at prices that should significantly improve sales and profits. The Company realized $0.2 million in additional sales from the new national account in fiscal 2001.

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


Operating expenses

     When compared to the prior year, research and development costs, as a percentage of sales, remained relatively constant. Instrument development initiatives for the Galileo for the European market were continuing.

     Selling and marketing expenses decreased over $530,000, as compared to the prior year. The Company was developing an infrastructure to support an increased level of instrument sales, but in light of the issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of the sales and marketing efforts. The fourth quarter of fiscal 2001 benefited from the implementation of the cost savings plan, discussed above. See "Results of Operations."

     Distribution expenses as a percentage of sales increased from 7.8% to 8.2% for fiscal 2001 as compared to the prior year, although costs decreased approximately $300,000, due primarily to a $324,000 decrease in domestic shipping expense. Approximately 40% of the domestic decrease was attributable to volume discounts offered by carriers and reduced overnight shipments. Consolidated shipments of core reagent products continued at or above historical levels. The decrease in sales in fiscal 2001 was due primarily to the impact of the ABS2000 safety notification and the strength of the U.S. dollar. Neither factor had a significant impact on distribution activities.

     The  major   portion   of  the   nonrecurring   expenses   related  to  the
implementation   of  the  cost  savings  plan  was  classified  as  general  and administrative. Of the $1.3 million in nonrecurring expenses, $1.1 million was charged to general and administrative and was primarily related to severance. Amortization expense remained relatively constant with the prior period.

     Due to continued operating losses and reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash charge to earnings of approximately $3.1 million.

Interest expense

     When compared to the prior year, interest expense increased $836,000. This was the result of increased borrowings and increased borrowing costs on long-term debt and capitalized leases.

Other income

     Other income for fiscal 2001 remained relatively constant as compared to the prior year, and was comprised primarily of foreign currency transaction gains.

Income taxes

     Income tax expense decreased during fiscal 2001, as compared to the prior year, due to the operating losses outlined above. During the fourth quarter, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and had no impact on Immucor's ability to utilize these amounts to reduce future taxes in profitable periods.


(c)  Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders' Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the Company's interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan. See Note 3 of the Consolidated Financial Statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt Statement 142 effective June 1, 2002. Under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, the Company evaluates goodwill and intangible assets for impairment, when events and circumstances indicate that the assets might be impaired, and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the discounted cash flows and the carrying amount of the assets. The Company does not currently foresee any indications of impairment and believes amortization will be approximately $1.2 million less in fiscal 2003 due to the adoption of Statement 142.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001. The Company is in the process of evaluating the impact SFAS No. 144 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.


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

     Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. The Company has entered into interest rate swaps to effectively convert a portion of variable rate bank debt into fixed rates. At May 31, 2002 and May 31, 2001, the Company had an interest rate swap agreement in the Company's functional currency, maturing in 2005, with an initial notional principal amount of $15 million which amortizes over the life of the instrument. At May 31, 2001, the Company had an interest rate swap agreement in Canadian dollars with an aggregate notional principal amount of $2.4 million, which matured in December 2001. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements and are included with other long-term liabilities on the balance sheet. At May 31, 2002 and May 31, 2001, the Company would have paid $369,492 and $87,321, respectively, to terminate the agreement in the Company's functional currency. At May 31, 2001, the Company would have paid $41,619 to terminate the Canadian dollar agreement. See Note 3 to the Consolidated Financial Statements. The Company had $36.0 million in outstanding debt at May 31, 2002. A 100 basis point increase or decrease in interest rates could decrease or increase annual net income by $0.4 million.

     Foreign Currency. Operating income generated outside the United States as a percentage of total operating income was 7% in 2002, 17% in 2001 and 44% in 2000. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company's subsidiaries' financial statements are made in accordance with current accounting guidelines. It has not been the Company's practice to actively hedge its foreign subsidiaries' assets or liabilities denominated in local currency. Most of the foreign currency exposures are managed locally by the Company's foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2002, 2001, and 2000 the Company recorded foreign currency transaction (losses) gains of approximately $(445,000), $(10,000), and $152,000, respectively. For fiscal 2002 the fluctuation of the Euro weighted average exchange rate reduced net sales by approximately $295,000. A 10 percent change in the year to date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $2.0 million.

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders' Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan. See Note 3 of the Consolidated Financial Statements.


Item 8.--Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Company are included under this item:

  -Report of Independent Auditors

  -Consolidated Balance Sheets, May 31, 2002 and 2001

  -Consolidated Statements of Operations for the  Years Ended May 31, 2002, 2001
         and 2000

  -Consolidated Statements of Shareholders'  Equity for  the Years Ended May 31,
        2002, 2001 and 2000

  -Consolidated Statements of Cash Flows for the Years Ended  May 31, 2002, 2001
        and 2000

  -Notes to Consolidated Financial Statements

  -Consolidated Financial Statement Schedule

                         REPORT OF INDEPENDENT AUDITORS


To Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (the "Company") as of May 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                               /s/ Ernst & Young LLP

Atlanta, Georgia
July 19, 2002


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                        May 31,
                                                                                       ------------------------------------------
ASSETS                                                                                        2002                  2001

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 4,012,560           $ 3,124,517
   Accounts receivable, trade (less allowance for doubtful accounts of  $1,483,688 in
     2002 and $1,244,488 in 2001)                                                               27,182,566            21,167,490
   Loan to officer                                                                                       -               395,826
   Inventories                                                                                  15,557,034            15,668,637
   Income taxes receivable                                                                         592,097               402,243
   Deferred income taxes                                                                           987,491               631,797
   Prepaid expenses and other                                                                    1,834,521               891,356
                                                                                       --------------------  --------------------
     Total current assets                                                                       50,166,269            42,281,866

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,027,024            18,333,952

DEFERRED INCOME TAXES                                                                              889,906             1,525,936

OTHER ASSETS - Net                                                                               2,977,130             2,104,845

DEFERRED LICENSING COSTS - Net                                                                   1,370,620             1,652,102

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          27,936,514            28,913,981
                                                                                       --------------------  --------------------
                                                                                              $101,367,463           $95,812,682
                                                                                       ====================  ====================

























See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                        May 31,
                                                                                       -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           2002                  2001

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                      $    1,995,630         $    2,417,121
   Current portion of long-term debt                                                            3,662,304              5,494,829
   Note payable to related party                                                                        -                349,654
   Current portion of capital lease obligations                                                   975,506                848,632
   Accounts payable                                                                             8,136,198              8,421,602
   Income taxes payable                                                                         3,165,247                 23,102
   Accrued salaries and wages                                                                   1,821,452              1,530,772
   Deferred income taxes                                                                          371,404                 98,308
   Other accrued liabilities                                                                    2,968,701              3,561,676
                                                                                       ---------------------  --------------------
     Total current liabilities                                                                 23,096,442             22,745,696

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion                        3,033,683              3,268,740

LONG-TERM DEBT - Net of current portion                                                        27,294,082             34,839,576

CAPITAL LEASE OBLIGATIONS - Net of current portion                                              1,252,948              1,843,213

DEFERRED INCOME TAXES                                                                           2,035,387              3,119,402

OTHER LIABILITIES                                                                                 702,047                152,588

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; issued and
     outstanding 7,703,757 at May 31, 2002 and 7,277,617 at May 31, 2001                          770,376                727,762
   Additional paid-in capital                                                                  19,520,658             15,439,889
   Retained earnings                                                                           29,056,538             20,261,628
   Accumulated other comprehensive loss                                                        (5,394,698)            (6,585,812)
                                                                                       ---------------------  --------------------
     Total shareholders' equity                                                                43,952,874             29,843,467
                                                                                       ---------------------  --------------------
                                                                                           $  101,367,463          $  95,812,682
                                                                                       =====================  ====================

















See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------


                                                                                        Year Ended May 31,
                                                                 -----------------------------------------------------------------
                                                                        2002                  2001                   2000

NET SALES                                                              $ 84,144,374          $ 69,438,114          $ 76,540,476

COST OF SALES                                                            37,477,187            38,086,270            36,407,764
                                                                 --------------------  --------------------  ---------------------

GROSS PROFIT                                                             46,667,187            31,351,844            40,132,712

OPERATING EXPENSES:
   Research and development                                               1,996,742             1,893,580             2,002,597
   Selling and marketing                                                 10,993,957            11,854,242            12,391,837
   Distribution                                                           5,541,604             5,659,707             5,966,178
   General and administrative                                            11,473,176            11,107,861            10,533,826
   Loss on impairment of goodwill                                                 -             3,062,519                     -
   Amortization expense                                                   1,620,935             1,897,582             1,879,049
                                                                 --------------------  --------------------  ---------------------
                                                                         31,626,414            35,475,491            32,773,487
                                                                 --------------------  --------------------  ---------------------

INCOME (LOSS) FROM OPERATIONS                                            15,040,773            (4,123,647)            7,359,225

OTHER:
   Interest income                                                           40,700                57,530                30,801
   Interest expense                                                      (4,453,802)           (3,746,928)           (2,911,029)
   Other, net                                                             1,356,143               229,383               230,658
                                                                 --------------------  --------------------  ---------------------
                                                                         (3,056,959)           (3,460,015)           (2,649,570)
                                                                 --------------------  --------------------  ---------------------

INCOME (LOSS) BEFORE INCOME TAXES                                        11,983,814            (7,583,662)            4,709,655

INCOME TAXES                                                              3,188,904               465,451             1,897,635
                                                                 --------------------  --------------------  ---------------------

NET INCOME (LOSS)                                                      $  8,794,910         $  (8,049,113)         $  2,812,020
                                                                 ====================  ====================  =====================

INCOME (LOSS) PER SHARE

    Basic                                                                     $1.20               $(1.10)                 $0.36
                                                                 ====================  ====================  =====================


    Diluted                                                                   $1.15               $(1.10)                 $0.33
                                                                 ====================  ====================  =====================













See notes to consolidated financial statements.


IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                          Additional                     Other           Total
                                                    Common Stock           Paid-In      Retained     Comprehensive   Shareholders'
                                               Shares       Amount         Capital      Earnings          Loss           Equity
                                             ---------------------------------------------------------------------------------------

BALANCE, MAY 31, 1999                           7,488,411    $748,841     $16,945,885  $25,498,721     $(3,140,780)    $40,052,667

Exercise of stock options and warrants            389,207      38,921       2,947,602           -               -        2,986,523
Tax benefits related to stock options and
   other                                                -           -         377,375           -               -          377,375
Stock repurchase                                 (415,500)    (41,550)     (3,422,058)          -               -       (3,463,608)
Comprehensive income:
   Foreign currency translation adjustment              -            -              -           -       (1,846,179)     (1,846,179)
   Net income                                           -            -              -    2,812,020               -       2,812,020
                                                                                                                     ---------------
Total comprehensive income                                                                                                 965,841
                                             ---------------------------------------------------------------------------------------
BALANCE, MAY 31, 2000                           7,462,118      746,212     16,848,804   28,310,741      (4,986,959)     40,918,798

Tax benefits related to stock options and
   other                                               -            -          57,348            -               -          57,348
Stock repurchase                                 (184,501)     (18,450)    (1,466,263)           -               -      (1,484,713)
Comprehensive income:
    Foreign currency translation adjustment             -            -              -            -      (1,598,853)     (1,598,853)
    Net loss                                            -            -              -   (8,049,113)              -      (8,049,113)
                                                                                                                     ---------------
Total comprehensive loss                                                                                                (9,647,966)
                                             ---------------------------------------------------------------------------------------
BALANCE, MAY 31, 2001                           7,277,617      727,762     15,439,889   20,261,628      (6,585,812)     29,843,467

Exercise of stock options and warrants            426,140       42,614      3,427,977            -               -       3,470,591
Tax benefits related to stock options and
  other                                                 -            -        652,792            -               -         652,792
Comprehensive income:
  Foreign currency translation adjustment               -            -              -            -       1,263,026       1,263,026
  Cumulative effect of the adoption of
   SFAS 133 on June 1, 2001, net of taxes               -            -              -            -        (102,721)       (102,721)
  Hedge loss reclassified into earnings                 -            -              -            -          30,809          30,809
  Net income                                            -            -              -    8,794,910               -       8,794,910
                                                                                                                     ---------------
Total comprehensive income                                                                                               9,986,024
                                             ---------------------------------------------------------------------------------------
BALANCE, MAY 31, 2002                           7,703,757     $770,376    $19,520,658  $29,056,538     $(5,394,698)    $43,952,874
                                             =======================================================================================

















See notes to consolidated financial statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

                                                                                       Year Ended May 31,
                                                                      -----------------------------------------------------
                                                                           2002               2001              2000

OPERATING ACTIVITIES:
   Net income (loss)                                                      $8,794,910       $(8,049,113)        $2,812,020
   Adjustments to reconcile net  income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment               4,494,661         4,228,545          2,936,615
     Amortization of other assets and excess of cost over net
       tangible assets acquired                                            1,620,935         1,897,582          1,879,049
     Amortization of debt issue costs                                        620,857            33,338             10,538
     Impairment of goodwill                                                        -         3,062,519                  -
     Disposal of assets in settlement                                        806,108                 -                  -
     Impairment of fixed assets                                              268,539                 -                  -
     Deferred tax provision                                                 (530,583)         (143,950)            79,110
     Provision for doubtful accounts                                         819,167           673,997            452,983
     Changes in operating assets and liabilities, net of effects of business acquisitions:
       Accounts receivable, trade                                         (6,995,826)         (115,425)          (680,156)
       Accounts receivable from former officer and director                        -                 -            140,946
       Loan to officer                                                       395,826          (395,826)                 -
       Income taxes                                                        3,605,083           358,633            370,222
       Inventories                                                           111,603         1,144,602         (1,228,317)
       Other current assets                                                 (288,671)          673,612           (307,185)
       Other long-term assets                                               (594,604)          146,448            111,950
       Accounts payable                                                     (285,404)         (795,911)          (675,764)
       Other current liabilities                                            (302,295)          334,101          1,967,091
       Other long-term liabilities                                           549,459          (673,004)        (1,801,171)
                                                                      ----------------  -----------------  ----------------
         Total adjustments                                                 4,294,855        10,429,261          3,255,911
                                                                      ----------------  -----------------  ----------------

Cash provided by operating activities                                     13,089,765         2,380,148          6,067,931

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                      (3,367,016)       (5,522,107)        (3,418,430)
   Cash paid for acquisition, net of cash acquired                                 -                 -           (523,682)
   Acquisition-related severance                                                   -                 -            (85,960)
   Increase in other assets                                                        -                 -           (258,972)
                                                                      ----------------  -----------------  ----------------

Cash used in investing activities                                         (3,367,016)       (5,522,107)        (4,287,044)





















See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         Year Ended May 31,
                                                                    -------------------------------------------------------------
                                                                           2002                 2001                 2000

FINANCING ACTIVITIES:
   Borrowings, net of repayments under line of credit agreements         $  (496,403)        $  2,058,297         $    555,068
   Proceeds from issuance of long-term debt                                   23,451           33,786,131            7,474,196
   Repayment of long-term debt and capital lease obligations             (11,001,830)         (30,349,314)          (5,362,814)
   Borrowings (repayments) of long-term debt to related party-net           (349,654)             349,654           (1,633,947)
   Exercise of stock options                                               2,816,097                    -            2,986,523
   Payment of debt issue costs                                              (763,862)            (325,144)             (43,830)
   Stock repurchases                                                               -           (1,484,713)          (3,463,608)
                                                                    -------------------  -------------------  -------------------

Cash (used in) provided by financing activities                           (9,772,201)           4,034,911              511,588

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      937,495           (1,274,361)          (1,580,141)
                                                                    -------------------  -------------------  -------------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                       888,043             (381,409)             712,334

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                     3,124,517            3,505,926            2,793,592
                                                                    -------------------  -------------------  -------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                        $  4,012,560         $  3,124,517         $  3,505,926
                                                                    ===================  ===================  ===================

Non-cash investing and financing activities:
  Capital lease obligations                                            $     419,811        $     710,129        $   1,644,737

  Fair value of assets acquired                                                    -                    -           (1,019,453)
  Cost in excess of assets acquired                                                -                    -            1,576,920
  Liabilities assumed                                                              -                    -              (33,785)
                                                                    -------------------  -------------------  -------------------
  Net cash paid for acquisition, net of cash acquired                  $           -        $           -        $     523,682
                                                                    ===================  ===================  ===================

CASH PAID DURING THE YEAR FOR:
   Interest, net of amounts capitalized of $135,000 in 2001            $   3,397,409        $   3,981,977        $   2,886,256
   Income taxes                                                              663,252              381,133            1,225,635























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

     Consolidation Policy - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

     Concentration of Credit Risk - At May 31, 2002 and 2001 the Company's entire cash balance of $4,012,560 and $3,124,517, respectively, was on deposit with high quality financial institutions, located primarily in the U.S.

     The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 12) and the joint manufacturer of some of the Company's monoclonal antibody-based products. The Company believes that its business relationships with its suppliers are excellent.

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

     At May 31, 2002 and 2001 the Company's accounts receivable balance of $27,182,566 and $21,167,490, respectively, was 54% and 57% of foreign origin, predominantly European. Some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. Consideration of this risk is made when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

     Inventories - Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead.

     Long-Term Investment - The long-term investment, representing a $1.0 million common stock investment in Lionheart Technologies, Inc. acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 12) is a wholly owned subsidiary of Lionheart Technologies, Inc.

     Interest Rate Swap - The Company uses interest rate swaps to hedge interest rate risk associated with the cashflows of some of its borrowings. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company has established strict counter-party credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company estimates the risk of counter-party default to be minimal. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value, based on dealer quotes. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, as determined by comparing the terms of the interest rate swap agreements and their designated debt instruments, of a derivative's change in fair value will be immediately recognized in earnings. Prior to the adoption of No. SFAS 133, the fair value of the interest rate swaps were not recognized in the financial statements. As of May 31, 2002, the Company's swap balance was $369,492 included in other liabilities. (See Note 3).

     Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company's long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2002 and 2001 market rates for similar debt instruments.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that would significantly enhance the useful life of the asset would be capitalized. Certain internal and external costs incurred in the development of computer software for internal use are capitalized and included in property, plant and equipment in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Gains and losses from the sale of plant assets are included in income. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to 30 years.

     Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and was being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2002 and 2001 was $6,276,000 and $5,444,000 respectively. Effective
     June 1, 2002, the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company does not currently foresee any indications of impairment and believes amortization will be approximately $1.2 million less in fiscal 2003.

     The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The
     impairment  loss  recognized  is  equal  to  the  difference   between  the
     discounted cash flows and the carrying amount of the assets. In February 2001, due to continued operating losses and a reorganization of the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash, nonrecurring impact on earnings of approximately $3.1 million. In fiscal 2002, the Company evaluated the carrying value of the DIAS Plus instruments and estimated that the undiscounted cash flow indicated an impairment. An impairment loss of approximately $270,000 was charged to depreciation expense on the statement of operations. The settlement of the Becton, Dickinson arbitration resulted in impairment in asset value of approximately $0.8 million related to IMAGN and was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees, in other income on the statement of operations. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments. The first payment of $1.2 million was received on June 11, 2001, and the second installment of $0.6 million was received April 2, 2002. The Company believes that the carrying value of the remaining recorded long-lived assets is not impaired.

     Deferred Licensing Costs - Deferred licensing costs primarily consist of distribution rights for the Company's complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, which are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees for cell lines acquired in the purchase of Gamma Biologicals, Inc. ("Gamma"). Once a product is developed from a cell line, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2002 and 2001 was $962,700 and $690,900, respectively.

     Foreign Currency Translation - The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

     Revenue Recognition - Revenue from the sale of the Company's reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company's medical instruments is recognized upon shipment and completion of contract obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company's medical instruments is recognized over the life of the rental agreement.

     Shipping and Handling Revenues and Costs - The amounts charged customers for shipping and handling of orders are classified as revenue and reported in the statement of operations as net sales as invoiced. The cost of handling customer orders and the cost of shipments are reported in the operating cost section of the statement of operations as distribution expense as incurred. The cost of handling customer orders and the cost of shipments were approximately $5.5 million, $5.7 million and $6.0 million for the years ended May 31, 2002, 2001 and 2000, respectively.

     Stock Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to May 31, 1995 under the fair value method of that statement (see Note 7).

     Advertising Costs - The amounts for advertising are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expense was $0.3 million, $0.3 million, and $0.2 million for the years ended May 31, 2002, 2001 and 2000, respectively.

     Impact  of  Recently  Issued  Accounting  Standards  - In  June  1998,  the
     Financial   Accounting  Standards  Board  ("FASB")  issued  SFAS  No.  133,
     Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders' Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan. See Note 3.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt Statement 142 effective June 1, 2002. The Company does not currently foresee any indications of impairment and believes amortization will be approximately $1.2 million less in fiscal 2003.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001. The Company is in the process of evaluating the impact SFAS 144 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

2.   BALANCE SHEET DETAIL

                                                                         May 31,
                                                            -----------------------------------
                                                                 2002               2001
    Inventories:
    Raw materials and supplies                                $   5,725,149      $   5,524,301
    Work in process                                               1,532,821          2,095,363
    Finished goods and goods purchased for resale                 8,299,064          8,048,973
                                                            ----------------   ----------------
                                                               $ 15,557,034       $ 15,668,637
                                                            ================   ================
    Property, plant and equipment:
    Land                                                     $      346,597     $      344,447
    Buildings and improvements                                    6,410,203          6,345,663
    Leasehold improvements                                        1,034,506            935,159
    Furniture and fixtures                                        1,596,696          1,413,073
    Machinery and equipment                                      17,814,446         15,747,482
                                                            ----------------   ----------------
                                                                 27,202,448         24,785,824
    Less accumulated depreciation                               (12,811,660)        (9,236,232)
                                                            ----------------   ----------------
    Property, plant and equipment - net                          14,390,788         15,549,592
                                                            ----------------   ----------------
    Assets under capital lease:
    Furniture and fixtures                                          137,090            124,273
    Machinery and equipment                                       3,888,286          3,481,292
                                                            ----------------   ----------------
                                                                  4,025,376          3,605,565
    Less accumulated depreciation                                (1,389,140)          (821,205)
                                                            ----------------   ----------------
    Assets under capital lease - net                              2,636,236          2,784,360
                                                            ----------------   ----------------
    Property, plant and equipment - net                        $ 17,027,024       $ 18,333,952
                                                            ================   ================

3.   BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

                                                                                             May 31,
                                                                               -----------------------------------
                                                                                     2002                2001
                                                                               -----------------  ----------------
    Primary Obligations
       Term Loan A (Acquisition term note) (interest rates ranging from LIBOR
          plus 2.0% to LIBOR plus 3.25% maturing December 2005)                   $ 16,750,000       $ 19,625,000
       Term Loan B  (Additional  term loan)  (interest  rate  ranging  from
         LIBOR plus 2.5% to LIBOR plus 3.75% maturing December 2005)                 6,000,000          6,000,000
       Temporary line of credit  (Fourth  additional  term loan)  (interest
         rate  ranging  from LIBOR  plus 2.0% to LIBOR  plus 3.25%  matured                  -          1,934,921
         October 2001)
       Revolving Line of credit  (Master note)  (interest rate ranging from
         LIBOR plus 2.00% to LIBOR plus 3.25% maturing December 2005)                4,500,000          7,000,000
       CAD Term Loan (Third  additional  term loan)  (interest rate ranging
         from LIBOR plus 2.0% to LIBOR plus 3.25% maturing September  2002)            626,405          2,176,741
       Revolving  line of  credit -  Canadian  subsidiary  (denominated  in
         Canadian  dollars with  interest rate ranging from LIBOR plus 2.0%
         to LIBOR plus 3.25% maturing December 2005)                                 2,880,524          3,971,782
       Line of credit - German  subsidiary  (denominated  in Deutsche Marks at an  interest  rate  ranging  from LIBOR plus 2.0% to LIBOR plus
         3.25% maturing December 2005)                                               2,574,817          2,335,851
     Secondary Obligations
       Lines of  credit -  Italian  subsidiary  (denominated  in Lira  with
         interest  rates  ranging  from 7.25% to 9.25%  maturing  in fiscal            465,496            659,252
         2003)
       Line of credit -  Spanish  subsidiary  (denominated in  Pesetas with
          interest rates ranging from of 4.5 to 5.8% maturing March 2003)            1,530,134          1,388,124
       Line of credit - Spanish  subsidiary  (denominated  in Pesetas at an
         interest rate of 5.25% maturing December 2002)                                112,097                  -
       Mortgage note payable - Belgian  subsidiary  (denominated in Belgian
         Francs at an interest rate of 6.25% maturing November 2007)                   199,457            242,794
       Line of credit - Belgian  subsidiary  (denominated in Belgian Francs
         with  interest  rates  ranging  from  5.5%  to  6.0%  maturing  in            346,769            369,745
         November 2007)
       Note payable - Biotek (interest rate 8.5% maturing January 2002)                      -            349,654
       Notes payable - Various vendors (interest  rates ranging from 8.0% to
         8.5% with maturity dates ranging from August 2001 to November 2001)                 -            316,056
                                                                               -----------------  ----------------
                                                                                    35,985,699         46,369,920
    Less current portion                                                            (5,657,934)        (8,261,604)
                                                                               -----------------  ----------------
                                                                                  $ 30,327,765       $ 38,108,316
                                                                               =================  ================

     Primary Obligations

     In  connection  with the  acquisition  of Gamma in  October  1998,  and the subsequent acquisitions of Medichim, Immunochim and BCA, the Company entered into a bank loan agreement (the "Loan Agreement") with the Company's primary U.S. bank that included an acquisition term note of $20,000,000 maturing in December 2005, an additional term loan of
     $4,500,000 maturing in March 2004 and a line of credit of $2,000,000 maturing in October 2001. On April 30, 1999 the line of credit for $2,000,000 was canceled and a new line of credit was executed for $5,000,000. These borrowings bore interest rates at LIBOR plus additional percentage points ranging from 0.5% to 1.4% based on certain calculations as defined in the loan agreement. Debt issue costs of $56,250 for advisory fees were paid to an investment banker in conjunction with the acquisition of Gamma. These debt issue costs have been deferred and are being amortized over the life of the loan agreement.

     In connection with the acquisition of Dominion Biologicals, Limited ("Dominion") in December 1996, the Company entered into a $4,566,200 ($6,200,000 CDN$) long-term revolving line of credit facility with the
     Company's primary U.S. bank that bore interest charges at LIBOR plus 0.4375%. The interest rate on the remaining principal balance of $715,357 ($1,000,000 CDN$) was LIBOR plus 0.4375%, and was adjusted every 90 days. The Company also issued subordinated promissory notes to the former shareholders of Dominion bearing interest at 6% payable semiannually with principal due in December 1999. On December 17, 1999 the Company entered into an additional term loan (CAD Term Loan) of $3,884,800 ($5,741,000 CDN$) to retire the Canadian subordinated promissory notes. Principal and interest payments are due quarterly commencing March 1, 2000 and continuing through September 1, 2002.

     On April 20, 2000 the Company entered into an additional term loan of $5,000,000 to finance the repurchase of 415,500 shares common stock. Principal and interest payments were due quarterly commencing September 1, 2001 and continuing through June 1, 2006.

     In February 2001, the Company revised its loan agreement covering the above-mentioned debt with its primary lender, restructuring the loan covenants and debt repayment schedule. Borrowings under the new loan agreement and related lines of credit totaled $29.4 million, including loan fees of $220,000, retired borrowings under the old loan of $26.0 million and repayment of $1.2 million on the existing German subsidiary loan. Under the new agreement Term Loan A for $20,000,000 would be repaid in quarterly installments of increasing amounts through December 2005. The balance of the Canadian term loan ($3,827,333 CDN$) would continue with equal quarterly principal installments plus interest through December 2002. A temporary line of credit of $2,000,000 was due October 2001. Three lines of credit, one for the U.S. amounting to $7,000,000, one for Canada amounting to $4,035,670 ($6,200,000 CDN$) and one for Germany amounting to $2,335,851
     (5,400,000 DM) would mature in February 2003. These borrowings bore interest at LIBOR plus additional percentage points ranging from 2.0% to 3.25% based on certain calculations as defined in the Loan Agreement. Term Loan B for $6,000,000 would be due in full in December 2005. Term Loan B bore interest at LIBOR plus additional percentage points ranging from 2.5% to 3.75% based on certain calculations as defined in the loan agreement.

     At the inception of the original acquisition term note, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000 which amortizes over the life of the instrument, also maturing December 2005. This transaction effectively converted Term Loan A's floating rate to a fixed rate of 5.33% on a portion of the principal balance of $15,000,000 at inception. The fair value of the interest rate swap agreement was $(369,492) at May 31, 2002. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and are included with other long-term liabilities on the balance sheet. At the inception of the original Canadian revolving line of credit, the Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converted the revolver's floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The Canadian swap agreement matured in December 2001. Effective June 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The cumulative effect of the adoption of SFAS No. 133 resulted in a comprehensive loss (a component of Shareholders' Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan.

     In connection with the Company's new agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company's assets in addition to other security. Additionally, the new loan agreement contained certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. At May 31, 2002, there is $2.5 million in funds available under the U.S. line of credit, $1.2 million available under the Canadian line of credit and no additional funds available under the German line of credit. The Dominion revolving line of credit and German line of credit are guaranteed by the Company. The interest rate swap agreement with the U.S. bank is also guaranteed by the Company.

     In September 2001, the Company negotiated a waiver of covenant defaults from its primary lender in the Loan Agreement dated February 23, 2001 and obtained a relaxation of such loan covenants for four quarters in exchange for a cash waiver fee, increased interest rates and other conditions. As amended, the Company was required to meet quarterly and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") covenants and quarterly funded debt to EBITDA ratios. As amended, the loan agreement then provided that once the Company's trailing twelve-month ratio of funded debt to EBITDA reached 2.50 to 1 or less, the interest rates on these loans would revert to the more favorable pricing provided in the original Loan Agreement dated February 23, 2001.

     In order to obtain the waiver, the Company agreed to seek a minimum of $5.0 million in junior capital, in the form of either an equity or subordinated debt investment. Because the Company did not obtain such investment by December 31, 2001, the Company became obligated to pay the lender an additional fee of $450,000 (payable in twelve equal monthly installments beginning January 31, 2002). The Company also became obligated to issue the lender a warrant to purchase 750,000 shares of Immucor, Inc. stock at the market price of the stock on December 31, 2001. In March 2002, the Company agreed to pay the lender $500,000 in cash in lieu of issuing any warrants. The fee is payable in four monthly installments of $75,000 commencing September 30, 2002 followed by payments of $100,000 on January 31, 2003 and February 28, 2003. Additionally, since the junior capital investment was not received by December 31, 2001, the revolving lines of credit and Term Note A were re-priced at prime plus 2.0% and Term Note B was re-priced at prime plus 4.0% until the junior capital was to be received. Additionally, since the junior capital investment was not received by April 30, 2002, the lines of credit were reset to mature on February 28, 2003.

     On July 18, 2002, the Company again amended the loan agreement. The amendment extended the term of the lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility will be priced subject to a pricing grid that varies based upon the Company's Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus 250 basis points on Term Loan B. At May 31, 2002 there was approximately $27.3 million outstanding under the revolvers and Term Loan A and approximately $6.0 million outstanding under Term Loan B. The Company made a $4.5 million payment against the revolving line of credit in July 2002. Pricing under the amendment did not change from the original loan agreement.

     Secondary Obligations

     In December 2001, the Spanish subsidiary obtained a temporary line of credit amounting to approximately $252,220 (45,000,000 Pesetas) for short-term financing needs. The line of credit bears interest at 5.25% and matures in December 2002.

     The Company's Italian subsidiary has outstanding obligations of $465,000 under line of credit agreements denominated in Lira with three Italian banks bearing interest between 7.25% and 9.25%. At May 31, 2002, this subsidiary had an additional borrowing capacity of $475,000 available under these line of credit agreements. The Company's Spanish subsidiary has outstanding obligations of $1,500,000 under a line of credit agreement denominated in Pesetas with a Spanish bank bearing interest at 4.5%. At May 31, 2002, the Company had no funds available under the Spanish line of credit agreement.

     Upon the acquisition of Medichim, the Company assumed a mortgage note that is collateralized by a first lien on Medichim's land and building. The approximate carrying value of the land and building is $439,000. Medichim has various notes payable with a local bank bearing interest between 5.03% and 10.29%. Medichim also has $666,667 in line of credit agreements denominated in Belgian Francs with one Belgian bank bearing interest between 5.5% and 6.0%. Such lines are guaranteed by the Company. At May 31, 2002, the Company had $320,000 available under these line of credit agreements.

     The Company entered into various notes payable totaling $666,000 as a means of financing certain obligations in fiscal year 2001. This included a note payable to Bio-Tek Instruments, Inc., a related party for $350,000. (See
     Note 12) Interest rates ranged from 8.0% to 8.5% and maturity dates ranged from August 2001 to January 2002. As of May 31, 2002 the notes payable had been paid in full.

     Aggregate maturities of all long-term obligations for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2003                                                  $ 5,657,934
     2004                                                    5,148,814
     2005                                                    5,033,657
     2006                                                   19,735,326
     2007                                                       31,271
     Thereafter                                                378,697
                                                       ----------------
                                                           $35,985,699
                                                       ================


4.  CAPITAL LEASE OBLIGATIONS

                                                                                              May 31,
                                                                                 -----------------------------------
                                                                                       2002              2001
                                                                                 -----------------  ----------------
    Manufacturing equipment,  bearing interest at rates ranging from 5.46% to       $    541,762      $    824,414
         9.89% and with maturities ranging from April 2003 to September 2005.
    Enterprise resource planning (ERP) computer system and related equipment, bearing  interest  at  rates  ranging  from  2.21% to 8.23% and with
         maturities ranging from June 2001 to December 2005.                             791,390         1,035,049
    Office furniture and build-outs for facility  expansion,  bearing interest at rates ranging from 5.6% to 7.63% and with maturities  ranging from
         January 2003 to December 2004.                                                  135,825           253,602
    Office  equipment,  bearing  interest at rates ranging from 4.54% to 10.5%
         and with maturities ranging from December 2003 to December 2005.                223,060           284,782
    Instruments and computer  equipment - Belgian  subsidiary,  denominated in
         Belgian Francs bearing interest at rates ranging from 5.03% to 10.29%
         and with  maturity  dates  ranging from November 2002 to April  2004.            41,149            68,534
    Instruments at customer  sites - German  subsidiary,  bearing  interest at
         2.2% and with maturity dates ranging from April 2005 to October 2005.           202,376           225,464
    Computer  equipment  and  leasehold  improvements  -  Spanish  subsidiary,
         bearing interest at 5.25% and maturing in November 2004.                         23,451                 -
    Instruments  at  customer  sites - Italian  subsidiary,  bearing  interest
        rates  ranging  from 4.45% to 4.47% and with  maturities  ranging from           269,441                 -
        July 2004 to March 2005.
                                                                                 -----------------  ----------------
                                                                                       2,228,454          2,691,845
    Less current portion                                                                (975,506)          (848,632)
                                                                                 -----------------  ----------------
                                                                                     $ 1,252,948        $ 1,843,213
                                                                                 =================  ================


     All of the  above  capital  lease  obligations  are  collateralized  by the
     indicated   assets.   Amortization   on  related   assets  is  included  in
     depreciation expense.

     Aggregate maturities of capital leases for each of the next five years and thereafter are as follows:

     Year Ending May 31:
     2003                                                  $ 975,506
     2004                                                    654,155
     2005                                                    465,281
     2006                                                    133,512
     2007                                                         -
                                                     ----------------
                                                         $ 2,228,454
                                                     ================

     Total imputed interest to be paid out under existing capital leases as of May 31, 2002 is $209,027.

5.   LOANS TO OFFICERS AND DIRECTORS

     On June 6, 2000, Edward L. Gallup, President and CEO of Immucor, Inc. entered into a loan agreement with Immucor, Inc. to borrow up to $400,000 in order to meet margin calls related to loans made by brokerage companies. The Company believed that certain benefits would accrue to Immucor, Inc. and its shareholders if such margin calls were satisfied by some means other than having those shares sold by the broker. The interest rate on the loan was LIBOR plus 1%, which was then the Company's current borrowing rate. As of May 31, 2002, the loan has been repaid in full. Upon repayment of the loan, the Company's Board of Directors adopted a policy prohibiting loans to officers or directors.


6.   COMMON STOCK

     At May 31, 2002, the following shares of common stock are reserved for future issuance:

         Common stock options - directors and employees         2,582,217
         Common stock warrants - other                            210,000
                                                                ---------
                                                                2,792,217

     In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l., the Company issued to the seller an option to acquire, in whole or in part, 100,000 shares of Immucor stock at $8.938 per share in a transaction exempt under Section 4(2) of the Securities Act. The 100,000 options became exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010, and were valued at $310,000 at the date of the acquisition and included in goodwill. Due to continued operating losses and reorganization at the Company's French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash charge to earnings of approximately $3.1 million in fiscal 2001. On June 7, 2002, Immucor issued 50,000 shares of common stock upon a partial exercise of the warrant.

     As part of the acquisition of Dominion Biologicals, Limited, the Company issued to the sellers five- and ten-year warrants to acquire in whole or in part, 478,417 and 150,000 shares of Immucor stock at $12.00 and $11.98 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 unexercised and the ten-year warrants expiring in 2006. At May 31, 2002, 40,000 of the ten-year warrants had been exercised and 110,000 are outstanding. Immucor filed a registration statement on Form S-3 in May 1999 with the Securities and Exchange Commission covering the issuance of the shares to be issued upon exercise of these warrants.

     In connection with other prior years' business acquisitions, the Company issued to the sellers warrants to acquire, in whole or in part, 150,000 and 375,000 shares of the Company's common stock at $26.95 and $7.75 per share, respectively. The 150,000 warrants became exercisable at the rate of 20% per year commencing August 1993, and expired unexercised in September 2001. The 375,000 shares were exercised as follows: 14,062 in fiscal 1992, 205,687 in fiscal 1996, 143,750 in fiscal 1999, and 11,501 in fiscal 2000.
     At May 31, 2002, all 375,000 warrants had been exercised and none are outstanding.

     The Company has a Shareholders' Rights Plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company's common stock or announces or commences a tender offer or exchange offer that could result in at least 15% ownership. If a person or a group acquires at least 15% ownership, except in a transaction approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right's exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right's exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price. Once exercisable, each right entitles the holder to purchase one share of the Company's common stock at an exercise price of $45, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 2009, and in most cases are redeemable at the discretion of the Board of Directors at $0.01 each. All reservations of shares of common stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

     In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2001 and 2000, the Company repurchased 184,501 and 415,500 shares of its common stock for approximately $1.5 and $3.5 million, respectively. The Company is restricted from the repurchase of additional shares under debt covenants of the current loan agreement. Additionally, the loan agreement contains certain financial and other covenants which, among other things, limit annual capital expenditures, prevent payment of cash dividends, limit the incurrence of additional debt, and require the maintenance of certain financial ratios.


7.   STOCK OPTIONS

     The Company has various stock option plans that authorize the Company's Compensation Committee to grant employees, officers and directors options to purchase shares of the Company's common stock. Exercise prices of stock options are determined by the Compensation Committee and have generally been the fair market value at the date of the grant.

     The Company's 1990 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,000,000 shares of the Company's common stock. All options have 10 year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

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

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with certain weighted average assumptions. The assumptions include a risk-free interest rate of 5.37%, 5.83% and 6.27% in fiscal 2002, 2001 and 2000 respectively, no dividend yields; a volatility factor of the expected market price of the Company's common stock of 0.749 for 2002, 1.023 for 2001, and 0.584 for 2000 based on quarterly closing prices since 1986; and an expected life of each option of 8 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:



                                                     2002           2001            2000
                                                     ----           ----            ----

     Net income (loss) as reported               $8,794,910    $(8,049,113)     $2,812,020

     Pro forma net income (loss)                 $7,780,842    $(8,845,439)     $1,753,101

     Earnings (loss) per share as reported:
          Basic                                     $1.20          $(1.10)         $ 0.36
          Diluted                                   $1.15          $(1.10)         $ 0.33

     Pro forma earnings (loss) per share:
          Basic                                     $1.06          $(1.21)         $ 0.23
          Diluted                                   $1.02          $(1.21)         $ 0.21


     The Company is authorized to issue up to 2,582,217 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans discussed above and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and, unless exercised, expire at various dates through fiscal 2012. Transactions involving these stock option arrangements are summarized as follows:


                                                                        Range           Weighted Average
                                                                     of Exercise            Exercise
                                                 Shares                 Prices               Price
                                           -------------------  ------------------------------------------

    Outstanding at May 31, 1999                  2,454,922        $3.330  -  15.375          $ 8.37
         Granted                                   114,400        $8.375  -  14.500          $11.93
         Exercised                                (377,706)       $3.330  -  12.000          $ 7.67
         Forfeited                                 (97,025)       $8.000  -  14.500          $ 9.32
                                           -------------------

    Outstanding at May 31, 2000                  2,094,591        $5.400  -  15.375          $ 8.65
         Granted                                   101,000        $2.550  -   5.625          $ 4.26
         Exercised                                       -         -      -     -            $    -
         Expired                                  (493,300)       $7.830  -   9.330          $ 9.32
         Forfeited                                (170,416)       $3.750  -  15.375          $ 9.49
                                           -------------------

    Outstanding at May 31, 2001                  1,531,875        $2.550  -  15.375          $ 8.09
         Granted                                   718,000        $2.690  -  16.920          $ 6.46
         Exercised                                (386,143)       $6.000  -  14.500          $ 7.73
         Forfeited                                 (54,614)       $2.690  -  14.500          $ 8.94
                                           -------------------

    Outstanding at May 31, 2002                  1,809,118        $2.550  -  16.920          $ 7.46
                                           ===================

     At May 31, 2002, 2001 and 2000, options for 847,025,  993,150 and 1,140,716 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $8.16, $7.73 and $7.95, respectively. At May 31, 2002, 302,689 shares of Common Stock were available for future grants. The weighted average grant date fair value of options granted during fiscal 2002, 2001 and 2000 were $6.46, $3.76 and $8.16, respectively.


     The following table as of May 31, 2002 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.


                                              Options Outstanding                            Options Exercisable
                                   -------------------------------------------          -------------------------------
                                                                  Weighted
           Range of                   Number       Weighted        Average                  Number        Weighted
           Exercise                     of          Average      Contractual                 of            Average
            Prices                    Shares     Exercise Price  Life (Years)               Shares      Exercise Price
     ---------------------         ------------- -------------- --------------          -------------- ----------------
        $ 2.55     $ 5.63               205,500          $3.60            8.4                  11,000            $5.50
          6.00       9.98             1,520,668           7.70            6.9                 801,600             8.04
         10.00      16.92                82,950          12.72            7.3                  34,425            11.90
                                   -------------                                        --------------
                                      1,809,118           7.46            7.1                 847,025             8.16
                                   =============                                        ==============

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                                                   Year Ended May 31,
                                                                   ----------------------------------------------------
                                                                         2002             2001              2000
      Numerator for basic and diluted earnings per share:
        Net  income (loss)                                             $8,794,910      $(8,049,113)       $2,812,020
                                                                   ====================================================
      Denominator:
        For basic earnings per share - weighted average shares          7,306,179        7,286,163         7,713,229
        Effect of dilutive stock options and warrants                     329,259                -           806,992
                                                                   ----------------------------------------------------
        Denominator for diluted earnings per share -
        Adjusted weighted-average shares                                7,635,438        7,286,163         8,520,221
                                                                   ====================================================

      Basic  earnings (loss) per share                                    $1.20            $(1.10)            $0.36
                                                                   ====================================================

      Diluted earnings (loss) per share                                   $1.15            $(1.10)            $0.33
                                                                   ====================================================

     The effect of 1,300,069 out-of-the-money options and warrants were excluded from the above calculation as inclusion of these securities would be anti-dilutive for the year ended May 31, 2002.


9.   COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2005 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $1,154,000 in fiscal 2002, $920,600 in fiscal 2001 and $945,300 in fiscal 2000.

     In Germany, the office facility is leased from a company owned by the family of a former officer. Rental payments under this lease were $159,000, $165,000 and $172,000 for fiscal 2002, 2001 and 2000, respectively and are believed to be at fair market value.

     The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2002:

           Year Ending May 31:
           2003                                              $1,210,527
           2004                                               1,141,035
           2005                                               1,010,178
           2006                                                 447,985
           2007                                                 173,202
           Thereafter                                           328,700
                                                        ----------------
                                                            $ 4,311,627
                                                        ================

     The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

     Other Commitments

     In order to satisfy the broad spectrum of customers' operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rentals. In connection with certain third party financing leases of the Company's automated systems, the third party lessor's customers are committed to purchasing reagent products exclusively from the Company. If the Company is unable to supply such products, this could represent a breach of the Company's agreement with the third party financing company. See additional commitments in Note 12.

     Contingencies

     From time to time, the Company is involved in certain legal proceedings and claims which arise in the normal course of business, none of which, in the opinion of management and its counsel, is expected to have a material adverse effect on the Company's consolidated operations or financial position.


10.  INCOME TAXES

     Sources of income (loss) before income taxes are summarized below:

                                           Year Ended May 31,
                          ------------------------------------------------------
                                 2002              2001               2000

     Domestic Operations       $11,826,961        $(3,877,675)       $2,629,676
     Foreign Operations            156,853         (3,705,987)        2,079,979
                           -----------------  ----------------  ----------------

          Total                $11,983,814        $(7,583,662)       $4,709,655
                           =================  ================  ================


     The provision for income taxes is summarized as follows:

                                             Year Ended May 31,
                       -------------------------------------------------------
                             2002               2001               2000

     Current:
          Federal           $2,953,976           $(34,169)        $  448,706
          Foreign              489,441            934,472          1,317,178
          State                276,070           (290,902)            52,641
                       -----------------  -----------------  -----------------
                             3,719,487            609,401          1,818,525
                       -----------------  -----------------  -----------------
     Deferred:
          Federal             (633,102)          (471,516)           123,913
          Foreign               53,745             85,196            (59,340)
          State                 48,774            242,370             14,537
                       -----------------  -----------------  -----------------
                              (530,583)          (143,950)            79,110
                       -----------------  -----------------  -----------------
     Income taxes           $3,188,904           $465,451         $1,897,635
                       =================  =================  =================


     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's Spanish subsidiary had net operating loss carry-forwards for income tax purposes of $786,420, which expire in 2003 and 2004. The Company's Belgian subsidiary had net operating loss carry-forwards for income tax purposes of $1,740,500, which do not expire. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize certain of their foreign net operating loss carry-forwards and tax credits and, as a result, a deferred tax valuation allowance has been recorded against these deferred tax assets. The tax effects of significant items comprising the Company's net deferred tax liability at May 31, 2002 and 2001 are as follows:

                                                    Year Ended May 31,
                                           -----------------------------------
                                                    2002              2001
     Deferred tax liabilities:
        Amortization                            $(1,652,831)      $(1,786,438)
        Depreciation                               (512,518)       (1,431,272)
        Other                                      (241,442)                -
     Deferred tax assets:
        Reserves not currently deductible         1,610,561           710,846
        Operating loss carry-forwards               881,261         3,893,422
        Uniform capitalization                      539,611           576,967
                                           ------------------  ---------------
                                                    624,642         1,963,525
     Valuation allowance                         (1,154,036)       (3,023,502)
                                           ------------------  ---------------

     Net deferred tax liability                   $(529,394)      $(1,059,977)
                                           ==================  ===============


     The Company's effective tax rate differs from the federal statutory rate as follows:

                                                                                    Year Ended May 31,
                                                                      -----------------------------------------------
                                                                         2002               2001              2000

     Federal statutory tax rate                                           34%                34%               34%
     State income taxes, net of federal tax benefit                        3                  2                 1
     Foreign Sales Corporation commissions                                (1)                 3                (5)
     Higher effective income tax rates of other countries                  3                (26)                9
     Excess of cost over tangible assets acquired - net                    3                 (4)                6
     Change in deferred tax valuation allowance                          (16)               (15)                -
     Change in entity classification for Spanish subsidiary                1                  1                (7)
     Other                                                                 -                 (1)                2
                                                                      --------           ---------          ---------
                                                                          27%                (6%)              40%
                                                                      ========           =========          =========

     As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $596,953, $0, and $320,027 in fiscal 2002, 2001 and 2000, respectively. Additionally, the Company recorded income tax benefits of $55,839 in fiscal 2002 and $57,348 in fiscal 2001 and 2000, caused by patent amortization expense deductions resulting from a 1993 exercise of stock options previously issued in connection with the acquisition of certain technology. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.


11.  TECHNOLOGY RIGHTS

     In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales from products utilizing the technology. Royalties under this agreement amounted to approximately $472,800, $435,200 and $409,300 in fiscal 2002, 2001 and 2000, respectively.

12.  INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

     The Company has contracted with Bio-Tek Instruments, Inc. for the development of a fully automated, "walk-away", blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company's patented Capture(R) technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15 year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. To date, Bio-Tek has not exercised this option. In order to maintain the exclusive worldwide marketing rights the Company must purchase 250 instruments over a six-year period beginning with the delivery of the first production instrument that occurred in fiscal 1997. If the Company purchases less than 250 instruments over a six-year period, it has the right to continue to purchase the instruments on a non-exclusive basis. Based upon the Company's current projections, the Company presently does not believe it will maintain its exclusivity rights for the term of the agreement. The loss of exclusivity is not viewed as detrimental due to the fact that the ABS2000 is designed to work solely with the Company's proprietary reagents.

     In April 1999 the Company entered into a manufacturing and development agreement with Rosys Anthos AG ("Rosys"), headquartered in Switzerland. Under the terms of the agreement, Rosys will manufacture and develop an analyzer known as the ROSYS Plato in the U.S. and the ABS Precis in Europe utilizing the Company's Capture(R) technologies. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive worldwide distribution rights the Company must purchase 120 instruments over the three year initial term of the agreement. If the Company purchases less than 120 instruments over the period it will be allowed to continue purchasing the instrument on a non-exclusive basis for an additional two year period. As of May 31, 2002, the Company has purchased a total of 137 Rosys instruments and thus has met this purchase requirement.

     On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG ("Stratec"), headquartered in Germany. Under the terms of the agreement, Stratec will manufacture and develop a fully automated analyzer known as the Galileo which will be initially targeted to the European community utilizing the Company's Capture(R) technology. The instrument will be marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five-year initial term of the agreement. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension.

     In  fiscal  2002,  2001  and  2000,  the  Company   incurred  and  expensed
     approximately $625,000, $680,000 and $750,000, respectively, in instrument research and development costs principally under these contracts.

13.   DOMESTIC AND FOREIGN OPERATIONS

      Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

                                                                Year Ended May 31, 2002
                           ---------------------------------------------------------------------------------------------------
                             U.S.        Germany        Italy        Canada     Note 1 Other  Eliminations    Consolidated
Net reagent sales:
   Unaffiliated customers   $54,180       $8,751        $5,861        $5,317        $4,687             -         $78,796
   Affiliates                 7,150          139            28            44           245       $(7,606)              -
Net instrument sales:
   Unaffiliated customers     3,980          710           112             -           546             -           5,348
   Affiliates                   165          928             -             -            46        (1,139)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  65,475       10,528         6,001         5,361         5,524        (8,745)         84,144

Depreciation                  3,105          340           590           110           350             -           4,495
Amortization                  1,111          117            77           257            59             -           1,621

Income(loss)from operations  14,078          102           (20)        1,281          (295)         (105)         15,041

Interest expense             (3,832)        (206)          (52)         (330)          (34)            -          (4,454)
Interest income                  17           20             2             -            2              -              41

Income tax expense            2,700           71            20           390            62           (54)          3,189

Capital expenditures          1,132          801           807            75           774             -           3,589
Long-lived assets            58,386        3,845         2,916         6,989         2,942       (23,877)         51,201
Identifiable assets          96,581       12,209        12,728         9,140         8,799       (38,090)        101,367
Net assets                   51,889        4,278           455         2,885        (2,290)      (13,264)         43,953

                                                                Year Ended May 31, 2001
                           ---------------------------------------------------------------------------------------------------
                             U.S.        Germany        Italy        Canada     Note 1 Other   Eliminations     Consolidated
Net reagent sales:
   Unaffiliated customers   $41,288       $7,636        $5,600        $5,367        $5,954             -         $65,845
   Affiliates                 6,835          291             -            85           139       $(7,350)              -
Net instrument sales:
   Unaffiliated customers     2,677          866             -             -            50             -           3,593
   Affiliates                   201           93             -             -            67          (361)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  51,001        8,886         5,600         5,452         6,210        (7,711)         69,438

Depreciation                  3,031          299           430            96           373             -           4,229
Amortization                  1,263          119            78           267           171             -           1,898
Loss on impairment of goodwill    -            -             -             -        (3,063)            -          (3,063)

(Loss)income from operations (2,528)         698           248         1,135        (4,812)        1,135          (4,124)

Interest expense             (3,163)        (172)          (44)         (278)          (90)            -          (3,747)
Interest income                  28           19             7             -             4             -              58

Income tax (benefit) expense   (536)         267           210           426           116           (18)            465

Capital expenditures          3,103          578           975           245           621             -           5,522
Long-lived assets            62,416        3,181         2,427         7,236         2,692       (24,421)         53,531
Identifiable assets          91,463        9,332        10,259         9,819         7,861       (32,921)         95,813
Net assets                   38,461        3,953            46         2,461        (2,013)      (13,065)         29,843

                                                                Year Ended May 31, 2000
                           ---------------------------------------------------------------------------------------------------
                             U.S.        Germany        Italy        Canada     Note 1 Other   Eliminations    Consolidated
Net reagent sales:
   Unaffiliated customers   $39,752       $8,605        $6,317        $5,029        $6,185             -         $65,888
   Affiliates                 6,569          330             -           262         2,626       $(9,787)              -
Net instrument sales:
   Unaffiliated customers     8,353          697           339           166         1,098             -          10,653
   Affiliates                   126          218             -             -            37          (381)              -
                           ---------    ----------    ----------    ----------    ---------     ------------    --------------
      Total                  54,800        9,850         6,656         5,457         9,946       (10,168)         76,541

Depreciation                  1,997          184           466            61           229             -           2,937
Amortization                  1,155          134           108           293           189             -           1,879

Income from operations        4,303          836           559         1,596           105           (40)          7,359

Interest expense             (2,354)         (32)          (26)         (345)         (154)            -          (2,911)
Interest income                   -            4            24             -             3             -              31

Income tax expense              640          470           147           580            78           (17)          1,898

Capital expenditures          1,994          122           811            53           438             -           3,418
Long-lived assets            64,597        3,340         2,415         7,551         4,826       (24,976)         57,753
Identifiable assets          94,406        7,526        10,386        10,052        12,683       (32,278)        102,775
Net assets                   43,965        4,482           802         2,284         2,730       (13,344)         40,919

Note 1:  Information  relating  to Spain,  Portugal,  France,  Belgium,  and the Netherlands is included in "Other".

     During the years ended May 31, 2002, 2001 and 2000, the Company's U.S. operations made net export sales to unaffiliated customers of approximately $5,289,000, $5,782,000, and $6,712,000, respectively. The Company's German operations made net export sales to unaffiliated customers of $2,301,000, $1,093,000 and $1,515,000 for the years ended May 31, 2002, 2001, and 2000, respectively. The Company's Canadian operations made net export sales to unaffiliated customers of $2,102,000, $2,361,000 and $2,224,000 for the years ending May 31, 2001, 2000, and 1999, respectively.

     Product sales to affiliates are valued at market prices.


14.  RETIREMENT PLAN

     The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined in the Plan document. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2002, 2001 and 2000, the Company's matching contributions to the plan were approximately $180,000, $284,000 and $184,000, respectively. Vesting in the Company's matching contributions is based on years of continuous service.


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      (In thousands, except per share amounts)
                                                                                                 Basic           Diluted
                           Net            Gross         Operating          Net              Earnings (Loss)  Earnings (Loss)
                          Sales          Margin       Income (Loss)   Income (Loss)            Per Share        Per Share
                      --------------- -------------- ---------------- ---------------      ---------------- -----------------

FISCAL 2002
First Quarter             $18,640        $ 9,262         $  1,955          $  1,253   (1)           $0.17            $0.17
Second Quarter             20,918         11,825            3,748             2,231   (2)           $0.31            $0.30
Third Quarter              21,125         11,926            3,910             2,510                 $0.34            $0.32
Fourth Quarter             23,461         13,654            5,428             2,801                 $0.38            $0.34
                      --------------- -------------- ---------------- ---------------
                          $84,144        $46,667          $15,041          $  8,795                 $1.20            $1.15
                      =============== ============== ================ ===============


FISCAL 2001
First Quarter             $17,081        $ 8,513          $   577          $  (215)               $(0.03)          $(0.03)
Second Quarter             16,813          7,974              393             (612)               $(0.08)          $(0.08)
Third Quarter              16,861          7,036           (5,570)          (5,834)   (3)         $(0.80)          $(0.80)
Fourth Quarter             18,683          7,829              476           (1,388)               $(0.19)          $(0.19)
                      --------------- -------------- ---------------- ---------------
                          $69,438        $31,352          $(4,124)         $(8,049)               $(1.10)          $(1.10)
                      =============== ============== ================ ===============


    (1) includes $1.8 million of income, net of $0.8 million of asset impairment costs from Becton, Dickinson arbitration settlement.
    (2) includes $0.4 million of income from disgorgement of short-swing trading profits by the Kairos Group.
    (3) includes a $1.3 million charge for implementation of the cost savings plan and a $3.1 million charge for impairment in value of the goodwill related to the French and Belgian operations.

16.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the periods ended May 31, 2002, 2001 and 2000 are as follows:

                                                     Balance         Activity         Activity        Activity        Balance
                                                   May 31, 1999       FY 2000          FY 2001         FY 2002      May 31, 2002
                                             --------------------- --------------- --------------- -------------- ----------------

Retained earnings/net income (loss)              $ 25,498,721       $ 2,812,020      $(8,049,113)    $ 8,794,910     $ 29,056,538
Net foreign currency translation                   (3,140,780)       (1,846,179)      (1,598,853)      1,263,026       (5,322,786)
Cumulative  effect of the adoption of SFAS
   No. 133 on June 1, 2001, net of taxes                   -                 -               -          (102,721)        (102,721)
Hedge loss reclassified to interest expense                -                 -               -            30,809           30,809
                                            ---------------------  --------------- --------------- --------------- ----------------
Comprehensive income (loss)                      $ 22,357,941       $   965,841      $(9,647,966)    $ 9,986,024     $ 23,661,840
                                            =====================  =============== =============== =============== ================

     As a result of the adoption of SFAS No. 133 on June 1, 2001, the Company recorded an income tax benefit of $26,220 in fiscal 2002. This income tax benefit was recognized, netted against the cumulative effect, in the accompanying financial statements as a component of comprehensive income. See Note 3. The remaining balance of cumulative unrecognized hedging losses is $71,912 and will be reclassified into earnings at approximately $20,500 per year until the expiration of the loan in December 2005.


17.  SUBSEQUENT EVENTS (unaudited)

     On July 24, 2002, the Board of Directors approved a 3-for-2 stock split, which will be effected in the form of a 50% stock dividend. As of July 31, 2002, the Company had 8,162,393 shares of common stock outstanding. The stock split will increase the number of shares of common stock outstanding to approximately 12,243,560 shares. The expected date of distribution is September 13, 2002 to the shareholders of record at the close of business on August 26, 2002. No adjustments have been recorded in the financial statements to reflect the impact of the split on share information

     In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 to be delivered by February 2003.


IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------------------------------
                                         Balance at         Charged to                        Balance
                                          Beginning          Costs and       Deductions        at End
                                          of Period           Expense         (Note 1)        of Period
                                        ----------------------------------------------------------------
2002:
   Allowance for doubtful accounts         $1,244,488         $819,167       $(579,967)      $1,483,688
                                           ==========         ========       ==========      ==========

2001:
   Allowance for doubtful accounts         $1,164,582         $673,997       $(594,091)      $1,244,488
                                           ==========         ========       ==========      ==========

2000:
   Allowance for doubtful accounts           $804,470         $452,983        $(92,871)      $1,164,582
                                             ========         ========        =========      ==========

Note 1: "Deductions"  for  the  "Allowance   for  doubtful  accounts"  represent
        accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.


Item 9.--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.--Directors and Executive Officers of the Registrant.

     The information contained under "Proposal One - The Election of Eight Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement related to its 2002 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 30, 2002, is incorporated herein by reference.

Item 11.--Executive Compensation.

     The information contained under "Executive Compensation" (except for the Compensation Committee Report and Performance Graph therein) in the Company's definitive proxy statement related to its 2002 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 30, 2002, is incorporated herein by reference.

Item 12.--Security Ownership of Certain Beneficial Owners and Management.

     The information contained under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement related to its 2002 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 30, 2002, is incorporated herein by reference.

Item 13.--Certain Relationships and Related Transactions.

     The information contained under "Certain Relationships and Related Transactions" in the Company's definitive proxy statement related to its 2002 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 30, 2002, is incorporated herein by reference.

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

          3.2 Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.'s quarterly report on Form 10-Q filed on April 11, 2002).

          4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to
               Exhibit 4.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 14, 2002).

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

        10.13* 1998  Stock   Option  Plan,   including  form   of  Stock  Option
               Agreement used thereunder  (incorporated  by reference to Exhibit
               4.4 to Immucor's Registration Statement on Form S-8 as filed on June 14, 2002).

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

        10.20 Loan Agreement among Immucor, Inc., Dominion Biologicals Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 23,
               2001).

        10.21 Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

        10.22* Form of  indemnification   agreement   between  the  Company  and
               certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14,
               2002).

        10.23 Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association.

        21     Subsidiaries of the Registrant.

        23.1   Consent of Ernst & Young LLP.

        99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.

(b) No current reports on Form 8-K were filed during the quarter ended May 31, 2002.

(c) See Exhibits listed under Item 14(a)(3).

(d) Not applicable. See Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:      /s/ EDWARD L. GALLUP
         --------------------------------------------------------------
         Edward L. Gallup, Chairman of the Board of Directors,
         President and Chief Executive Officer
         August 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
-----------------------------------------------------------------------
Edward L. Gallup, Director, Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
August 29, 2002

/s/ STEVEN C. RAMSEY
-----------------------------------------------------------------------
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
August 29, 2002

/s/RALPH A. EATZ
-----------------------------------------------------------------------
Ralph A. Eatz, Director, Senior Vice President - Operations
August 29, 2002

/s/ PATRICK WADDY
-----------------------------------------------------------------------
Patrick Waddy, European Finance Director and President of Dominion Biologicals Limited
August 29, 2002

/s/DANIEL T. MCKEITHAN
-----------------------------------------------------------------------
Daniel T. McKeithan, Director
August 29, 2002

/s/ROSWELL S. BOWERS
-----------------------------------------------------------------------
Roswell S. Bowers, Director
August 29, 2002

/s/ DIDIER L. LANSON
-----------------------------------------------------------------------
Didier L. Lanson, Director
August 29, 2002

/s/ DR. GIOACCHINO DE CHIRICO
-----------------------------------------------------------------------
Dr. Gioacchino De Chirico, Director, Director of European Operations and President of Immucor Italia S.r.l.
August 29, 2002

/s/ MARK KISHEL
-----------------------------------------------------------------------
Mark Kishel, M.D., Director
August 29, 2002

/s/JOSEPH E. ROSEN
-----------------------------------------------------------------------
Joseph E. Rosen, Director
August 29, 2002

EXHIBIT INDEX


Number                                      Description

         3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

         3.2 Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.'s quarterly report on Form 10-Q filed on April 11, 2002).

         4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to
               Exhibit 4.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 14, 2002).

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

        10.13* 1998  Stock  Option  Plan,   including   form   of  Stock  Option
               Agreement used thereunder  (incorporated  by reference to Exhibit
               4.4 to Immucor's Registration Statement on Form S-8 as filed on June 14, 2002).

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

        10.20 Loan Agreement among Immucor, Inc., Dominion Biologicals Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 23,
               2001).

        10.21 Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

        10.22* Form of   indemnification   agreement  between  the  Company  and
               certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14,
               2002).

        10.23 Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association.

        21     Subsidiaries of the Registrant.

        23.1   Consent of Ernst & Young LLP.

        99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.