Form 10-Q
period 2002-08-31
IMMUCOR INC
filed 2002-10-15
CIK 736822

FORM 10-Q

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

     (Mark One)
         X      Quarterly Report Pursuant to Section 13 or 15(d)
         -           of the Securities Exchange Act of 1934


                       For Quarter Ended: August 31, 2002
                                       OR
         _      Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

        As of October 4, 2002: Common Stock, $0.10 Par Value - 12,385,264


                                  IMMUCOR, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         August 31, 2002        May 31, 2002
                                                                                      -------------------------------------------
ASSETS                                                                                    (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $ 5,518,574           $ 4,012,560
   Accounts receivable, trade (less allowance for doubtful accounts of $1,617,655 at
     August 31, 2002 and $1,483,688 at May 31, 2002)                                            26,326,044            27,182,566
   Inventories                                                                                  16,184,778            15,557,034
   Income taxes receivable                                                                         291,513               592,097
   Deferred income taxes                                                                           987,491               987,491
   Prepaid expenses and other                                                                    1,414,575             1,834,521
                                                                                      ---------------------  --------------------

     Total current assets                                                                       50,722,975            50,166,269

LONG-TERM INVESTMENT - At cost                                                                   1,000,000             1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                             17,085,898            17,027,024

DEFERRED INCOME TAXES                                                                              889,906               889,906

OTHER ASSETS - Net                                                                               2,860,056             2,977,130

DEFERRED LICENSING COSTS - Net                                                                   1,301,231             1,370,620

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                          27,983,663            27,936,514
                                                                                      ---------------------  --------------------

                                                                                             $ 101,843,729         $ 101,367,463
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


                                  IMMUCOR, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                         August 31, 2002        May 31, 2002
                                                                                      --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                     $    1,612,702          $    1,995,630
   Current portion of long-term debt                                                           3,028,395               3,662,304
   Current portion of capital lease obligations                                                  879,257                 975,506
   Accounts payable                                                                            7,550,750               8,136,198
   Income taxes payable                                                                        1,114,991               3,165,247
   Accrued salaries and wages                                                                  1,391,075               1,821,452
   Deferred income taxes                                                                         338,259                 371,404
   Other accrued liabilities                                                                   2,399,959               2,968,701
                                                                                      ----------------------  --------------------

     Total current liabilities                                                                18,315,388              23,096,442


BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion                       2,831,904               3,033,683

LONG-TERM DEBT - Net of current portion                                                       22,745,323              27,294,082

CAPITAL LEASE OBLIGATIONS - Net of current portion                                             1,098,227               1,252,948

DEFERRED INCOME TAXES                                                                          2,076,930               2,035,387

OTHER LIABILITIES                                                                                848,488                 702,047

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; 12,385,916 and
     11,555,645 issued and outstanding at August 31, 2002 and May 31, 2002,
     respectively                                                                              1,238,591               1,155,563
   Additional paid-in capital                                                                 25,678,596              19,520,658
   Retained earnings                                                                          31,638,152              28,671,351
   Accumulated other comprehensive loss                                                       (4,627,870)             (5,394,698)
                                                                                      ----------------------  --------------------

     Total shareholders' equity                                                               53,927,469              43,952,874
                                                                                      ----------------------  --------------------

                                                                                           $ 101,843,729           $ 101,367,463
                                                                                      ======================  ====================











See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------------------
                                                          August 31,       August 31,
                                                             2002             2001
                                                      ------------------------------------

NET SALES                                               $   23,215,431   $   18,639,962

COST OF SALES                                                9,866,764        9,377,509
                                                        --------------    -------------
GROSS MARGIN                                                13,348,667        9,262,453
                                                        --------------    -------------
OPERATING EXPENSES:
     Research and development                                  365,611          487,012
     Selling and marketing                                   3,336,900        2,829,609
     Distribution                                            1,732,807        1,633,708
     General and administrative                              2,214,220        1,948,919
     Amortization expense                                       72,566          407,811
                                                         --------------    -------------
        Total operating expenses                             7,722,104        7,307,059
                                                         --------------    -------------
INCOME FROM OPERATIONS                                       5,626,563        1,955,394
                                                         --------------    -------------
OTHER INCOME (EXPENSE):
     Interest income                                            45,272            1,068
     Interest expense                                         (814,622)      (1,152,418)
     Other - net                                              (199,182)         672,580
                                                         --------------    -------------
        Total other                                           (968,532)        (478,770)
                                                         --------------    -------------
INCOME BEFORE INCOME TAXES                                   4,658,031        1,476,624
INCOME TAX EXPENSE                                           1,663,553          223,948
                                                         --------------    -------------
NET INCOME                                              $    2,994,478   $    1,252,676
                                                        ===============  ===============
Earnings per share:
     Basic                                                  $ 0.25           $ 0.11
                                                        ===============  ===============
     Diluted                                                $ 0.23           $ 0.11
                                                        ===============  ===============

Weighted average shares outstanding:
     Basic                                                12,181,838       10,916,425
                                                        ================ ================
     Diluted                                              13,190,763       10,944,348
                                                        ================ ================






See notes to consolidated financial statements.


                                  IMMUCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months Ended
                                                                                            August 31,        August 31,
                                                                                            ----------        ----------
                                                                                               2002              2001
                                                                                         ------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                $2,994,478         $1,252,676
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                  1,076,740          1,053,020
     Amortization of other assets and excess of cost over net tangible assets acquired           72,566            407,811
     Amortization of debt issue costs                                                           112,454             20,801
     Provision for doubtful accounts                                                            101,691             90,000
     Disposal of assets in settlement                                                                 -            806,108
     Deferred tax provision                                                                       8,398             54,867
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                               754,831           (620,286)
       Income taxes                                                                             (70,555)           (79,640)
       Inventories                                                                             (710,974)           (22,018)
       Other current assets                                                                    (100,725)          (923,979)
       Other long-term assets                                                                  (128,935)          (157,032)
       Accounts payable                                                                        (385,448)         1,115,761
       Other current liabilities                                                               (999,119)           246,079
       Other long-term liabilities                                                              146,442             20,131
                                                                                         -----------------  -----------------
         Total adjustments                                                                     (122,634)         2,011,623
                                                                                         -----------------  -----------------

Cash provided by operating activities                                                         2,871,844          3,264,299

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                           (892,627)        (1,272,123)
                                                                                         -----------------  -----------------

Cash used in investing activities                                                              (892,627)        (1,272,123)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                              (1,109,732)          (566,487)
   Repayment of long-term debt and capital lease obligations                                 (5,137,550)        (1,141,782)
   Repayment of notes payable                                                                         -           (133,409)
   Payment of debt issue costs                                                                 (200,000)                 -
   Exercise of stock options and warrants (830,272 shares)                                    5,188,666                  -
                                                                                         -----------------  ----------------

Cash used in financing activities                                                            (1,258,616)        (1,841,678)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         785,413            865,871
                                                                                         -----------------  ----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                        1,506,014          1,016,369

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              4,012,560          3,124,517
                                                                                         -----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $5,518,574         $4,140,886
                                                                                         =================  ================


See notes to consolidated financial statements.

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company's annual financial statements dated May 31, 2002, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Certain prior year balances have been reclassified to conform to the current year presentation.


2.   INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                                      As of                          As of
                                                 August 31, 2002                 May 31, 2002
                                              ----------------------         ----------------------
Raw materials and supplies                              $ 5,835,914                    $ 5,725,149
Work in process                                           1,679,268                      1,532,821
Finished goods                                            8,669,596                      8,299,064
                                              ----------------------         ----------------------
                                                        $16,184,778                    $15,557,034
                                              ======================         ======================


3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Company implemented a three-for-two stock split on September 13, 2002 to shareholders of record as of the close of business on August 26, 2002. The split was effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect this stock split discussed in Note 8 to the Consolidated Financial Statements.

                                                             Three Months Ended
                                                         August 31,       August 31,
                                                            2002             2001
                                                       ---------------- ---------------
Numerator for basic and diluted earnings per share:
Income available to common shareholders                     $2,994,478      $1,252,676
                                                       ================ ===============
Denominator:
  For basic earnings per share - weighted
         average basis                                      12,181,838      10,916,425
  Effect of dilutive stock options and warrants              1,008,925          27,923
                                                       ---------------- ---------------
  Denominator for diluted earnings per
     share-adjusted weighted-average shares                 13,190,763      10,944,348
                                                       ================ ===============

Basic earnings per share                                         $0.25           $0.11
                                                       ================ ===============

Diluted earnings per share                                       $0.23           $0.11
                                                       ================ ===============

4.   DOMESTIC AND FOREIGN OPERATIONS

Information   concerning  the  Company's  domestic  and  foreign  operations  is summarized below (in 000s):

                               ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended August 31, 2002
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent sales:
   Unaffiliated customers       $15,673        $2,222       $1,467         $1,457       $1,194      $        -           $22,013
   Affiliates                     1,756           105            4             37           80          (1,982)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      17,429         2,327        1,471          1,494        1,274          (1,982)           22,013
Net instrument sales:
   Unaffiliated customers           755           199            -              -          248               -             1,202
   Affiliates                        18           365            -              -            -            (383)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------

      Total                         773           564            -              -          248            (383)            1,202

Income (loss) from operations     5,179            60          (38)           321          188             (83)            5,627
Net income (loss)                 2,734            (1)         (15)           161          164             (49)            2,994

                               ---------------------------------------------------------------------------------------------------
                                                               Three Months Ended August 31, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent sales:
   Unaffiliated customers       $11,817        $2,173       $1,396         $1,297       $1,121      $        -           $17,804
   Affiliates                     1,826            66            -             32          104          (2,028)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      13,643         2,239        1,396          1,329        1,225          (2,028)           17,804
Net instrument sales:
   Unaffiliated customers           651            37           28              -          120               -               836
   Affiliates                        33           289            -              -            -            (322)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------

      Total                         684           326           28              -          120            (322)              836

Income from operations            1,134           202          121            346          175             (23)            1,955
Net income (loss)                 1,378           123         (134)           100          (75)           (139)            1,253

The Company's U.S. operations made net export sales to unaffiliated customers of approximately $1,235,000 and $1,306,000 for the three months ended August 31, 2002 and 2001, respectively. The Company's German operations made net export sales to unaffiliated customers of approximately $640,000 and $897,000 for the three months ended August 31, 2002 and 2001, respectively. The Company's Canadian operations made net export sales to unaffiliated customers of approximately $620,000 and $570,000 for the three months ended August 31, 2002 and 2001, respectively. Product sales to affiliates are valued at market prices.


5.   COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2002 and 2001 are as follows:

                                                       Three Months Ended
                                                August 31,           August 31,
                                                   2002                 2001
                                              ----------------     ----------------

Net income                                     $  2,994,478         $  1,252,676
Net foreign currency translation                    761,691              951,502
Cumulative effect of the adoption of FAS
   133 on June 1, 2001, net of taxes                      -             (102,721)
Hedge loss reclassified into earnings                 5,137                    -
                                              ----------------     ----------------
Comprehensive income                           $  3,761,306         $  2,101,457
                                              ================     ================

Accumulated comprehensive loss as of August 31, 2002 and May 31, 2002 was ($4,627,870) and ($5,394,698), respectively. The balance, consisting primarily of net losses on foreign currency translation adjustments and fluctuations in the fair value of the Company's interest rate swaps, has been disclosed in the shareholders' equity section of the consolidated balance sheets.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders' Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense in fiscal 2002. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan. Approximately $5,100 of this ineffectiveness was charged to interest expense for the period ended August 31, 2002, and approximately $116,000 was charged directly to interest expense in the first quarter of fiscal 2003.

See Note 9 of the consolidated financial statements for a discussion of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Statement is effective for year-ends beginning after December 15, 2001. The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

7.   INCOME TAXES

Income tax expense for the period ended August 31, 2002 of approximately $1,664,000 was greater as a percentage of pre-tax income than income tax expense of approximately $224,000 as a percentage of pre-tax income for the period ended August 31, 2001 primarily due to net operating loss carryforwards utilized during the prior year.


8.   STOCK SPLIT

On July 24, 2002, the Board of Directors approved a three-for-two stock split, which was effected in the form of a 50% stock dividend. The date of distribution was September 13, 2002 to the shareholders of record at the close of business on August 26, 2002. The number of shares outstanding at the close of business on August 26, 2002 was 8,257,277. The stock split added an additional 4,128,639 shares to outstanding shares. All share and per share amounts disclosed in this document have been restated to reflect this stock split. The total number of shares outstanding at the stock split pay date was 12,385,916.


9.   ADOPTION OF NEW ACCOUNTING STANDARD

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process will entail assessing the fair value of the net assets underlying the Company's acquisition related goodwill on a business by business basis. If the fair value is deemed less than the related carrying value, the Company will be required to reduce the amount of the goodwill. These reductions will be made retroactive to June 1, 2002. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company has applied the new accounting rules to goodwill and intangible assets, all of which were acquired prior to July 1, 2001, during the quarter ending August 31, 2002. As of August 31, 2002, the financial statements included acquisition related goodwill of $26.6 million, net of previous amortization of $6.8 million. Goodwill, net of amortization, totaled $18.3 million, $1.7 million, $0.7 million, $5.7 million and $0.2 million in the U.S., Germany, Italy, Canada, and other, respectively. The process of implementing SFAS No. 142 has begun and will be completed during the first half of fiscal 2003. The Company does not expect a substantial reduction in goodwill as a result of this process. In addition, the Company no longer amortizes acquisition related goodwill. The table below shows the periods ended August 31, 2002 and 2001 on a comparative basis given the adoption of the amortization provisions of SFAS 142.


                                                                 Quarters ended
                                                          August 31,        August 31,
                                                             2002              2001
                                                        ---------------- -----------------

     Net income as reported                                 $2,994,478       $1,252,676
     Add:  Goodwill amortization, net of taxes                       -          215,864
                                                            -----------      -----------
     Net income as adjusted for SFAS No. 142                $2,994,478       $1,468,540

     Net income per basic share:
          As reported                                            $0.25            $0.11
          As adjusted                                            $0.25            $0.13

     Net income per diluted share:
          As reported                                            $0.23            $0.11
          As adjusted                                            $0.23            $0.13



Excess of Cost Over Net Tangible Assets Acquired includes a $1.7 million customer list. Accumulated amortization of the customer list as of August 31, 2002 and May 31, 2002, was $0.3 million and $0.3 million, respectively.

The customer list is being amortized over a useful life of 20 years. The estimated amortization expense relating to the customer list for each of the next five fiscal years is as follows:

                    2003                             $  85,000
                    2004                                85,000
                    2005                                85,000
                    2006                                85,000
                    2007                                85,000
                    Thereafter                         970,000
                                          ---------------------
                                                   $ 1,395,000
                                          =====================


9.  LOAN AMENDMENT

On July 18, 2002, the Company amended the loan agreement. The amendment extended the term of the lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility will be priced subject to a pricing grid that varies based upon the Company's Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus 250 basis points on Term Loan B. At August 31, 2002 there was approximately $23.9 million outstanding under the revolvers and Term Loan A and approximately $6.0 million outstanding under Term Loan B. The Company made a $4.5 million payment against the revolving line of credit in July 2002. Pricing under the amendment did not change from the original loan agreement


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 and Note 6 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Allowance for Doubtful Accounts

Immucor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 6.1% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that amounts are not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of Immucor's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Goodwill and Other Long-lived Assets

In assessing the recoverability of the Company's goodwill and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. The Company believes that the value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.


Financial Condition

As of August 31, 2002, the Company's cash and cash equivalents balance totaled $5.5 million, an improvement of $1.5 million over the quarter ended May 31, 2002 and $1.4 million over the quarter ended August 31, 2001. Net working capital for the period ended August 31, 2002 increased to $32.5 million, an improvement of $5.3 million, from $27.1 million for the quarter ended May 31, 2002 and an improvement of $11.0 million, from $21.4 million for the period ended August 31, 2001. The price increases implemented in fiscal 2002 have significantly strengthened the Company's financial position. As a consequence, the Company experienced a rise in the value of its stock and, as a result, option holders have exercised a large number of options bringing an additional influx of cash. The effect of exchange rate changes increased cash at August 31, 2002 by approximately $0.8 million from May 31, 2002.

Net cash provided by operating activities totaled approximately $2.9 million, $3.9 million, and $3.3 million for the three-month periods ended August 31, 2002, May 31, 2002 and August 31, 2001, respectively. During the quarter ended August 31, 2002, the Company improved net income by $0.2 million over the quarter ended May 31, 2002 and $1.7 million over the quarter ended August 31, 2001 that included one-time benefits of $0.2 million and $0.8 million, respectively, for a legal settlement. Revenues were relatively consistent with the quarter ended May 31, 2002 and $4.6 million higher than the quarter ended August 31, 2001, as a result of reagent price increases in the United States. Gross margin, as a percentage of sales, was 57.5%, 58.2% and 49.7% for the three-month periods ended August 31, 2002, May 31, 2002 and August 31, 2001, respectively. The current quarter was affected by unfavorable manufacturing variances which are expected to improve over the course of the fiscal year.

During the quarter ended August 31, 2002, $0.9 million of cash was used in investing activities for capital expenditures which included approximately $0.4 million for expansion of the Company's computer network capabilities, $0.2 million to refurbish the German facility and $0.3 million for manufacturing and quality system improvements at its Norcross and Houston facilities. Planned capital expenditures for fiscal 2003 total approximately $4.1 million, and include approximately $0.3 million for U.S. clinical trial Galileo instruments, approximately $1.3 million for Galileo reagent rental instruments installed in Europe, $1.3 million for manufacturing and quality system improvements at its domestic manufacturing facilities and $1.2 million for expansion of its computer network capabilities.

Net cash used in financing activities totaled $1.3 million. During the quarter, the Company paid $6.4 million of long-term debt, debt issue costs and capital lease obligations. However, the Company received $5.2 million in cash from the exercise of stock options. These options were granted in prior fiscal years and provided for exercise prices equal to the market value of the Company's stock on the date granted. The Company experienced a rise in the value of its stock during the recently completed fiscal year and as a result option holders have exercised a large number of options.

Accounts receivable decreased by approximately $0.8 million from May 31, 2002 due to improved U.S. collections. Inventory increased $0.7 million for the period with the purchase of Galileo instruments for product launch, the purchase of additional Rosys instruments, the timing of receipt of third-party distributed product and the increase in shipping supplies for the implementation of a new shipping package configuration designed to maintain acceptable environmental temperature and preserve product quality during shipment. In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 instruments to be delivered starting in February 2003. Income tax refund receivable decreased due to the refund of tax overpayments in the German subsidiary. Prepaid and other assets decreased by $0.1 million due primarily to receipts of amounts due from financial institutions upon exercise of stock options. Other long-term assets decreased in the quarter ended August 31, 2002 primarily as a result of amortization of debt issue costs. Deferred licensing costs declined due to normal amortization and excess of cost over net tangible assets acquired increased due to the exchange rate effect of the Euro on the Company's European subsidiaries.

Accounts payable decreased by $0.4 million due to increased funds available from the exercise of stock options. The current income tax liability decreased due to estimated tax payments made during the quarter and the tax benefit of $1.7 million related to the stock option exercises. Other current liabilities decreased by $1.0 million as the May 31, 2002 year-end accrual for executive, management and supervisory bonuses and other accruals for legal, audit and royalties fees were paid during the current quarter. Other long-term liabilities increased by $0.1 million primarily due to the change in value of the interest rate swap agreement.

Common stock and additional paid-in capital increased by an aggregate of $6.6 million primarily due to the exercise of stock options, described above, and the related tax benefit. Also, common stock increased and retained earnings decreased by $0.4 million due to the effect of the three-for-two stock split on September 13, 2002. Retained earnings and (comprehensive loss) improved by $3.3 million due to the earnings for the year and favorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each period. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income
(loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

In July, 2002, the Company and its primary lender amended their loan agreement to extend the term of the existing revolving lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility were re-priced according to a price that varies based upon the Company's ratio of Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus a spread of 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus a spread of 250 basis points on the Term Loan B.

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

Results of Operations

For the quarter ended August 31, 2002 revenues totaled $23.2 million, a $4.6 million, or 24.5% increase over the quarter ended August 31, 2001. The increase in revenues occurred predominantly as a result of reagent price increases in the United States. Income before income taxes reached $4.7 million for the quarter compared to income before tax of $1.5 million for the prior year quarter. Net income increased to $3.0 million versus net income of $1.3 million in the same period last year. Diluted earnings per share were $0.23 on 13.2 million weighted average shares outstanding compared with $0.11 on 10.9 million weighted average shares outstanding, adjusted for the three-for-two stock split on September 13, 2002, for the same period last year. The rise in the Company's stock price over the past year has increased the dilutive effect of stock options and warrants by approximately 1.0 million shares that are used to arrive at diluted earnings per share. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $6.6 million and compare favorably with last year's EBITDA, (excluding the $0.8 million Becton Dickson settlement), of $3.2 million.

Net sales

Reagent revenues grew to $22.0 million compared to $17.8 million in the first quarter of fiscal 2001, a 23.6% increase. The Company believes growth in reagent revenue occurred as a result of price increases in North America, new customers and volume increases in proprietary Capture(R) products. Sales of instruments during the quarter were better than expected at $1.2 million as compared to $0.8 million in the previous year. Instrument sales grew as a result of new placements and concentrated efforts to reduce the backlog of instruments installed but not recorded as revenue due to post installation criteria. The instrument backlog currently stands at $0.7 million. The effect on revenues of the change in the Euro exchange rate was an increase of $645,000 for the quarter ended August 31, 2002.

Cost of Sales

Cost of sales, as a percentage of sales, totaled 42.5% versus 50.3% for the same period in the prior year. Cost of sales increased approximately $0.5 million, as compared to the prior year. The effect on cost of sales of the change in the Euro exchange rate accounted for approximately $0.3 million of the increase and the remainder was as a result of unfavorable manufacturing variances which are expected to improve over the course of the fiscal year.

Operating expenses

When compared to the prior year, research and development costs for the quarter ended August 31, 2002 declined 24.9% from the prior year period primarily related to a reduction of instrument development initiatives with the initial launch of the Galileo in the European market. The instrument is being marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification.

Selling and marketing expenses increased $0.5 million for the quarter ended August 31, 2002 as compared to the prior year period. The domestic reagent price increases resulted in an equivalent rise in commissions. Travel and marketing expenses increased with sales effort in Europe to market the Galileo.

Distribution expenses for the quarter ended August 31, 2002 increased by $0.1 million compared to the prior year. There were additional shipping expenses related to new customers and volume increases in proprietary Capture(R) products, as well as, the implementation of a new shipping package configuration designed to maintain acceptable environmental temperature and preserve product quality during shipment.

General and administrative expenses for the quarter ended August 31, 2002 rose approximately $0.3 million, but declined as a percentage of sales to 9.5% for the quarter ended August 31, 2002 from 10.5% for the quarter ended August 31, 2001. The increase was largely due to increased professional fees for computer software improvements as the Company began its second year on its enterprise software system.

Amortization expense declined $0.3 million as compared with the prior period due to the adoption of SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company does not currently note any indications of impairment and expects amortization will be approximately $1.2 million less in fiscal 2003 than in fiscal 2002.

Interest expense

When compared to the prior year, interest expense decreased $0.3 million in the quarter ended August 31, 2002. The decrease is the result of the reduced borrowings on long-term debt and a more favorable interest rate that became effective in May 2002 under the original loan agreement and continued with the July 2002 amendment to the loan agreement. The amortization of debt issue costs that is charged to interest expense was lower in the current quarter due to the reset of the long-term debt maturity dates.

Other income (expense)

Other income for the first quarter of fiscal 2002 was positively impacted by $0.8 million from the settlement of the Becton, Dickinson arbitration. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million, payable in two installments, with a $1.2 million payment received in the first quarter of 2002. The current quarter other expense primarily reflected foreign currency translation losses that exceeded foreign currency translation gains.

Income taxes

Income tax expense increased for the quarter ended August 31, 2002, as compared to the prior period, due to higher income in the current period and utilization of net operating loss carry-forwards in the prior period. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was used to reduce domestic taxes in fiscal 2002. The net operating loss carry-forwards generated in fiscal 2001 also reduced the fiscal 2002 United States tax provision and were fully utilized by the quarter ended February 28, 2002.

Competition

Competition is based on quality of product, price, sales force talent, ability to furnish a range of existing and new products, customer services and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the Company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the Company's emphasis on product quality, the introduction of new products, specialty products, customer service and training. With the Company's fiscal 1999 purchases of Gamma and the assets of the BCA blood bank division of Biopool International, Inc., the Company believes that Ortho Clinical Diagnostics, a Johnson & Johnson company, is now its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999.

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

Biotest AG, a German Pharmaceutical and Diagnostic company, presently has FDA licenses for six reagent products. Management does not believe Biotest will provide a material competitive threat in the U.S. in the near future since their product line is incomplete and there is no evidence that Biotest will be in a position, in the near term, to market a complete commercially-viable product line.

European competitors for blood bank products include Biotest and Diamed, a Swiss company. Both of these companies have been established longer than the Company and may have greater financial and other resources than the Company. Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the completeness of its product line, quality and price of its products, the sale of innovative products such as blood bank automation, the Company's Capture(R) products, continuing research efforts in the area of blood bank automation, the experience and expertise of its sales personnel and the expertise of its technical and customer support staff.


ITEM 3. Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company's market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company's Annual Report on Form 10-K.



ITEM 4. Controls and Procedures.


Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART II

                                OTHER INFORMATION

ITEM 6.  Exhibits  and  Reports  on Form  8-K.

(a) The  Company  has  filed the following exhibits with this report.

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

(b) The Company did not file any reports on Form 8-K during the three months ended August 31, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IMMUCOR, INC.
                                  (Registrant)




Date: October 11, 2002   By:  /s/ Edward L. Gallup
      -----------------       --------------------
                              Edward L. Gallup, President and Chief Executive
                              Officer (on behalf of Registrant and as
                              Principal Executive Officer)





                               /s/ Steven C. Ramsey
                               --------------------
                               Steven C. Ramsey, Senior Vice President - Finance (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Edward L. Gallup, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Immucor, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002




/s/ Edward L. Gallup
--------------------
Edward L. Gallup,
President (Chief Executive Officer)

I, Steven C. Ramsey, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Immucor, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002




/s/ Steven C. Ramsey
--------------------
Steven C. Ramsey,
Senior Vice President - Finance (Chief Accounting Officer)

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