Form 10-Q
period 2002-11-30
IMMUCOR INC
filed 2003-01-14
CIK 736822

                                    FORM 10-Q

                                  United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

 (Mark One)
      X         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended: November 30, 2002
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

                                    Yes X     No

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No X

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

       As of December 31, 2002: Common Stock, $0.10 Par Value - 12,603,252

                                                             IMMUCOR, INC.
                                                      CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        November 30, 2002       May 31, 2002
                                                                                      -------------------------------------------
ASSETS                                                                                    (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  5,839,208       $  4,012,560
   Accounts receivable, trade (less allowance for doubtful
     accounts of $1,722,624 at November 30, 2002 and
     $1,483,688 at May 31, 2002)                                                               27,477,374         27,182,566
   Inventories                                                                                 17,601,402         15,557,034
   Income taxes receivable                                                                        399,524            592,097
   Deferred income taxes                                                                          987,491            987,491
   Prepaid expenses and other                                                                   2,079,664          1,834,521
                                                                                             ------------       ------------
     Total current assets                                                                      54,384,663         50,166,269

LONG-TERM INVESTMENT - At cost                                                                  1,000,000          1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net                                                            17,144,100         17,027,024

DEFERRED INCOME TAXES                                                                             889,906            889,906

OTHER ASSETS - Net                                                                              2,807,870          2,977,130

DEFERRED LICENSING COSTS - Net                                                                  1,239,523          1,370,620

CUSTOMER LIST - Net                                                                             1,352,500          1,395,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net                                         26,596,030         26,541,514
                                                                                             ------------       ------------
                                                                                             $105,414,592       $101,367,463
                                                                                             ============       ============

See notes to consolidated financial statements.

                                                            IMMUCOR, INC.
                                                CONSOLIDATED BALANCE SHEETS (continued)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                        November 30, 2002       May 31, 2002
                                                                                      --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (Unaudited)             (Audited)

CURRENT LIABILITIES:
   Current portion of borrowings under bank line of credit agreements                     $    1,784,510          $    1,995,630
   Current portion of long-term debt                                                           4,644,000               3,662,304
   Current portion of capital lease obligations                                                  804,277                 975,506
   Accounts payable                                                                            8,204,310               8,136,198
   Income taxes payable                                                                          355,307               3,165,247
   Accrued salaries and wages                                                                  1,292,862               1,821,452
   Deferred income taxes                                                                         340,980                 371,404
   Other accrued liabilities                                                                   1,756,536               2,968,701
                                                                                      ----------------------  --------------------
     Total current liabilities                                                                19,182,782              23,096,442

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion                       2,861,151               3,033,683

LONG-TERM DEBT - Net of current portion                                                       20,234,487              27,294,082

CAPITAL LEASE OBLIGATIONS - Net of current portion                                             1,000,484               1,252,948

DEFERRED INCOME TAXES                                                                          2,082,536               2,035,387

OTHER LIABILITIES                                                                              1,072,885                 702,047

SHAREHOLDERS' EQUITY:
   Common stock - authorized 45,000,000 shares, $0.10 par value; 12,600,536 and
     11,555,645 issued and outstanding at November 30, 2002 and May 31, 2002,
     respectively                                                                              1,260,053               1,155,563
   Additional paid-in capital                                                                 27,552,563              19,520,658
   Retained earnings                                                                          35,039,301              28,671,351
   Accumulated other comprehensive loss                                                       (4,871,650)             (5,394,698)
                                                                                      ----------------------  --------------------
     Total shareholders' equity                                                               58,980,267              43,952,874
                                                                                      ----------------------  --------------------
                                                                                           $ 105,414,592           $ 101,367,463
                                                                                      ======================  ====================

See notes to consolidated financial statements.

                                                         IMMUCOR, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                         November 30,     November 30,      November 30,     November 30,
                                                             2002             2001              2002             2001

NET SALES                                                  $ 23,675,053        $ 20,918,272        $ 46,890,484        $ 39,558,234

COST OF SALES                                                10,025,022           9,093,201          19,891,786          18,470,710
                                                           ------------        ------------        ------------        ------------
GROSS MARGIN                                                 13,650,031          11,825,071          26,998,698          21,087,524
                                                           ------------        ------------        ------------        ------------
OPERATING EXPENSES:
     Research and development                                   414,396             492,692             780,007             979,704
     Selling and marketing                                    3,359,544           3,175,111           6,696,444           6,004,720
     Distribution                                             1,651,596           1,657,027           3,384,403           3,290,735
     General and administrative                               2,486,173           2,345,100           4,700,393           4,294,019
     Amortization expense                                       127,181             406,705             199,747             814,516
                                                           ------------        ------------        ------------        ------------
        Total operating expenses                              8,038,890           8,076,635          15,760,994          15,383,694
                                                           ------------        ------------        ------------        ------------
INCOME FROM OPERATIONS                                        5,611,141           3,748,436          11,237,704           5,703,830
                                                           ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE):
     Interest income                                             42,011               2,600              87,283               3,668
     Interest expense                                          (558,332)         (1,427,519)         (1,372,954)         (2,579,937)
     Other - net                                                369,201             499,606             170,019           1,172,186
                                                           ------------        ------------        ------------        ------------
        Total other                                            (147,120)           (925,313)         (1,115,652)         (1,404,083)
                                                           ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                                    5,464,021           2,823,123          10,122,052           4,299,747

INCOME TAX EXPENSE                                            2,062,874             591,983           3,726,427             815,931
                                                           ------------        ------------        ------------        ------------
NET INCOME                                                 $  3,401,147        $  2,231,140        $  6,395,625        $  3,483,816
                                                           ============        ============        ============        ============
Earnings per share:
     Basic                                                 $       0.28        $       0.20        $       0.52        $       0.32
                                                           ============        ============        ============        ============
     Diluted                                               $       0.26        $       0.20        $       0.48        $       0.32
                                                           ============        ============        ============        ============
Weighted average shares outstanding:
     Basic                                                   12,285,602          10,916,425          12,233,720          10,916,425
                                                           ============        ============        ============        ============
     Diluted                                                 13,264,735          11,025,060          13,238,636          10,984,704
                                                           ============        ============        ============        ============
See notes to consolidated financial statements.

                                                            IMMUCOR, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                           November 30,      November 30,
                                                                                               2002              2001
                                                                                         ------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                $6,395,625         $3,483,816
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                  2,256,840          1,824,443
     Amortization of other assets and excess of cost over net tangible assets acquired          199,747            814,516
     Amortization of debt issue costs                                                           224,907             76,417
     Provision for doubtful accounts                                                            199,054            280,000
     Disposal of assets in settlement                                                                 -            806,108
     Impairment of fixed assets                                                                       -            268,539
     Deferred tax provision                                                                      16,725             31,525
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                                              (493,862)        (4,160,249)
       Loan to officer                                                                                -            145,000
       Income taxes                                                                            (301,175)           420,082
       Inventories                                                                           (2,044,368)           588,683
       Other current assets                                                                    (899,637)        (1,445,043)
       Other long-term assets                                                                   (55,039)           269,398
       Accounts payable                                                                         493,112          1,453,463
       Other current liabilities                                                             (1,740,753)         1,650,652
       Other long-term liabilities                                                              370,840             29,923
                                                                                         -----------------  -----------------
         Total adjustments                                                                   (1,773,609)         3,053,457
                                                                                         -----------------  -----------------
Cash provided by operating activities                                                         4,622,016          6,537,273

INVESTING ACTIVITIES:
   Purchases of / deposits on property and equipment                                         (2,030,936)        (1,702,471)
                                                                                         -----------------  -----------------
Cash used in investing activities                                                            (2,030,936)        (1,702,471)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreements net of repayments                                (349,529)          (669,274)
   Repayment of notes payable                                                                         -           (172,091)
   Borrowings under long-term debt and capital lease obligations net of repayments           (6,861,688)        (4,098,151)
   Payment of debt issue costs                                                                 (425,000)          (301,362)
   Exercise of stock options and warrants (1,044,892 shares)                                  6,447,020                  -
                                                                                         -----------------  ----------------
Cash used in financing activities                                                            (1,189,197)        (5,240,878)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         424,765            832,544
                                                                                         -----------------  ----------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                                        1,826,648            426,468

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              4,012,560          3,124,517
                                                                                         -----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $5,839,208         $3,550,985
                                                                                         =================  ================

See notes to consolidated financial statements.

                                  IMMUCOR, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2002, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.   INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

                                                          As of                          As of
                                                   November 30, 2002                May 31, 2002

Raw materials and supplies                              $ 4,910,876                    $ 5,725,149
Work in process                                           1,944,119                      1,532,821
Finished goods                                           10,746,407                      8,299,064
                                              ----------------------         ----------------------
                                                        $17,601,402                    $15,557,034
                                              ======================         ======================

The Company recorded an increase to inventory of approximately $560,000 during the second quarter related to a change in standard costs. The effect of the adjustment was to increase net income by approximately $354,000, or $0.03 per share (basic and diluted) for the three and six-month periods ended November 30, 2002.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company implemented a three-for-two stock split on September 13, 2002 to shareholders of record as of the close of business on August 26, 2002. The split was effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect this stock split discussed in Note 8 to the consolidated financial statements.

                                                         Three Months Ended                 Six Months Ended
                                                       November 30,     November 30,     November 30,     November 30,
                                                          2002             2001             2002             2001
                                                     ---------------- ---------------  ---------------- ---------------
Numerator for basic and diluted earnings per share:
Income available to common shareholders                 $ 3,401,147       $ 2,231,140       $ 6,395,625       $ 3,483,816
                                                        ===========       ===========       ===========       ===========
Denominator:
  For basic earnings per share - weighted
         average shares basis                            12,285,602        10,916,425        12,233,720        10,916,425
  Effect of dilutive stock options and warrants             979,133           108,635         1,004,916            68,279
                                                        -----------       -----------       -----------       -----------
  Denominator for diluted earnings per share
         -adjusted weighted average shares basis         13,264,735        11,025,060        13,238,636        10,984,704
                                                        ===========       ===========       ===========       ===========

Basic earnings per share                                $      0.28       $      0.20       $      0.52       $      0.32
                                                        ===========       ===========       ===========       ===========
Diluted earnings per share                              $      0.26       $      0.20       $      0.48       $      0.32
                                                        ===========       ===========       ===========       ===========

4.   DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

                               ---------------------------------------------------------------------------------------------------
                                                              Three Months Ended November 30, 2002
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent revenues:
   Unaffiliated customers       $14,979        $2,283       $2,070         $1,404       $1,346      $        -           $22,082
   Affiliates                     1,733           117            -             23           47          (1,920)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      16,712         2,400        2,070          1,427        1,393          (1,920)           22,082
Net instrument revenues:
   Unaffiliated customers           616           580            9              -          388               -             1,593
   Affiliates                         3           888            -              -            -            (891)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                         619         1,468            9              -          388            (891)            1,593

Income from operations            4,978            16          193            320          100               4             5,611
Net income (loss)                 3,085           (12)         117            160           50               1             3,401

                               ---------------------------------------------------------------------------------------------------
                                                              Three Months Ended November 30, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent revenues:
   Unaffiliated customers       $13,874        $2,297       $1,529         $1,259       $1,241      $        -           $20,200
   Affiliates                     1,661            53            -             15           23          (1,752)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      15,535         2,350        1,529          1,274        1,264          (1,752)           20,200
Net instrument revenues:
   Unaffiliated customers           478           178           57              -            5               -               718
   Affiliates                        64           210            -              -            -            (274)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                         542           388           57              -            5            (274)              718

Income (loss) from operations     3,454            93          162            299         (260)              -             3,748
Net income (loss)                 2,371            19          113             87         (359)              -             2,231

                               ---------------------------------------------------------------------------------------------------
                                                               Six Months Ended November 30, 2002
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent revenues:
   Unaffiliated customers       $30,652        $4,505       $3,537         $2,862       $2,539      $        -           $44,095
   Affiliates                     3,490           222            4             60          126          (3,902)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      34,142         4,727        3,541          2,922        2,665          (3,902)           44,095
Net instrument revenues:
   Unaffiliated customers         1,371           779            9              -          636               -             2,795
   Affiliates                        21         1,253            -              -            -          (1,274)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                       1,392         2,032            9              -          636          (1,274)            2,795

Income from operations           10,157            76          155            641          288             (79)           11,238
Net income (loss)                 5,819           (14)         101            321          217             (48)            6,396

                               ---------------------------------------------------------------------------------------------------
                                                               Six Months Ended November 30, 2001
                               ---------------------------------------------------------------------------------------------------
                                 U.S.         Germany       Italy         Canada        Other       Eliminations     Consolidated
Net reagent revenues:
   Unaffiliated customers       $25,691        $4,470       $2,925         $2,556       $2,362      $        -           $38,004
   Affiliates                     3,487           119            -             47          150          (3,803)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                      29,178         4,589        2,925          2,603        2,512          (3,803)           38,004
Net instrument revenues:
   Unaffiliated customers         1,129           215           85              -          125               -             1,554
   Affiliates                        97           499            -              -            -            (596)                -
                               ----------    ----------    ---------     ----------    ---------    -------------    -------------
      Total                       1,226           714           85              -          125            (596)            1,554

Income (loss) from operations     4,589           295          283            645          (85)            (23)            5,704
Net income (loss)                 3,750           141          (21)           187         (434)           (139)            3,484

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,006,000 and $1,440,000 for the three months ended November 30, 2002 and 2001, respectively, and $2,237,000 and $2,793,000 for the six months ended November 30, 2002 and 2001, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $919,000 and $814,000 for the three months ended November 30, 2002 and 2001, respectively, and $1,559,000 and $1,015,000 for the six months ended November 30, 2002 and 2001, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $490,000 and $387,000 for the three months ended November 30, 2002 and 2001, respectively, and $1,110,000 and $902,000 for the six months ended November 30, 2002 and 2001, respectively. Product sales to affiliates are valued at market prices.

5.   COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2002 and 2001 are as follows:

                                                     Three Months Ended                  Six Months Ended
                                               November 30,      November 30,     November 30,      November 30,
                                                   2002              2001             2002              2001
                                              ---------------- ----------------- ---------------- -----------------
Net income                                     $  3,401,147     $  2,231,140      $  6,395,625     $  3,483,816
Net foreign currency translation                   (248,917)        (157,309)          512,774          794,193
Cumulative effect of the adoption of FAS
   133 on June 1, 2001, net of taxes                      -                -                 -         (102,721)
Hedge loss reclassified into earnings                 5,137                -            10,274                -
                                              ---------------- ----------------- ---------------- -----------------
Comprehensive income                            $ 3,157,367      $ 2,073,831       $ 6,918,673      $ 4,175,288
                                              ================ ================= ================ =================

Accumulated comprehensive loss as of November 30, 2002 and May 31, 2002 was ($4,871,650) and ($5,394,698), respectively. The balance, consisting primarily of net losses on foreign currency translation adjustments and fluctuations in the fair value of the Company’s interest rate swaps, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $16,000 was reclassified from comprehensive loss to earnings as interest expense and approximately $267,000 was charged directly to interest expense in fiscal 2002. The remaining balance of approximately $72,000 will be amortized over the remaining term of the loan. Approximately $5,100 and $10,300 of this ineffectiveness was charged to interest expense for the three-month and six-month periods ended November 30, 2002, respectively and approximately ($39,000) and $77,000 was charged directly to interest for the three-month and six-month periods ended November 30, 2002, respectively.

See Note 9 to the consolidated financial statements for a discussion of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Statement is effective for year-ends beginning after December 15, 2001. The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

7.   INCOME TAXES

Income tax expense for the three-month and six-month periods ended November 30, 2002 of approximately $2,063,000 and $3,726,000, respectively, was greater as a percentage of pre-tax income than income tax expense of approximately $592,000 and $816,000 as a percentage of pre-tax income for the three-month and six-month periods ended November 30, 2001, respectively, primarily due to net operating loss carry-forwards utilized during the prior year.

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

9.   ADOPTION OF NEW ACCOUNTING STANDARD

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process entails assessing the fair value of the net assets underlying the Company’s acquisition related goodwill on a business by business basis. If the fair value is deemed less than the related carrying value, the Company is required to reduce the amount of the goodwill. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

The Company has applied the new accounting rules to goodwill and intangible assets, all of which were acquired prior to July 1, 2001. As of November 30, 2002, the financial statements included acquisition-related goodwill of $26.6 million, net of previous amortization of $6.5 million. Goodwill, net of amortization, totaled $17.8 million, $2.4 million, $0.8 million and $5.6 million in the U.S., Germany, Italy and Canada, respectively. The Company tested goodwill for impairment as of June 1, 2002, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in an impairment at June 1, 2002. The Company no longer amortizes acquisition-related goodwill. The table below shows the periods ended November 30, 2002 and 2001 on a comparative basis given the adoption of the amortization provisions of SFAS 142.

                                                          Three Months Ended                Six Months Ended
                                                     November 30,     November 30,    November 30,    November 30,
                                                         2002            2001            2002            2001
                                                    --------------- ---------------- -------------- ----------------
     Net income as reported                           $3,401,147      $2,231,140      $6,395,625      $3,483,816
     Add:  Goodwill amortization, net of taxes                 -         253,532               -         504,253
                                                    --------------- ---------------- -------------- ----------------
     Net income as adjusted for SFAS No. 142          $3,401,147      $2,484,672      $6,395,625      $3,988,069

     Net income per basic share:
          As reported                                   $0.28            $0.20           $0.52           $0.32
          As adjusted                                   $0.28            $0.23           $0.52           $0.37

     Net income per diluted share:
          As reported                                   $0.26            $0.20           $0.48           $0.32
          As adjusted                                   $0.26            $0.23           $0.48           $0.36

Excess of Cost Over Net Tangible Assets Acquired had included a $1.7 million customer list that is now reported separately on the balance sheet. Accumulated amortization of the customer list as of November 30, 2002 and May 31, 2002, was $0.35 million and $0.30 million, respectively.

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
                                     ------------
                                     $ 1,395,000
                                     ============

10.   LOAN AMENDMENT

On July 18, 2002, the Company amended its loan agreement with its primary lender. The amendment extended the term of the lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility will be priced subject to a pricing grid that varies based upon the Company’s Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus 250 basis points on Term Loan B. Pricing under the amendment did not change from the original loan agreement dated February 2001. At November 30, 2002 there was approximately $21.4 million outstanding under the revolvers and Term Loan A and approximately $6.0 million outstanding under Term Loan B. The Company paid off the $2.8 million outstanding balance of the German revolving line of credit in December 2002.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position, revenues and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, changes in interest rates and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1, Note 6 and Note 9 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement.

Allowance for Doubtful Accounts

Immucor maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 5.9% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that amounts are not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Goodwill and Other Long-lived Assets

In assessing the recoverability of the Company’s goodwill and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities, and tax planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

Financial Condition

As of November 30, 2002, the Company’s cash and cash equivalents balance totaled $5.8 million, an improvement of $0.3 million over the balance as of August 31, 2002 and $2.3 million over the balance as of November 30, 2001. Net working capital as of November 30, 2002 increased to $35.2 million, an improvement of $2.7 million, from $32.5 million as of August 31, 2002 and an improvement of $13.4 million from $21.8 million as of November 30, 2001. The price increases implemented in fiscal 2002 have significantly strengthened the Company’s financial position. In addition, sales of the Company’s Galileo instrument to European distributors were stronger than expected. This instrument is being marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. As a consequence of the improved results, the Company experienced a rise in the value of its stock and, as a result, option holders have exercised a large number of options bringing an additional influx of cash. The effect of exchange rate changes increased cash at November 30, 2002 by approximately $0.5 million from May 31, 2002.

Net cash provided by operating activities totaled approximately $1.6 million, $2.9 million, and $3.3 million for the three-month periods ended November 30, 2002, August 31, 2002 and November 30, 2001, respectively. Positive results from operations had a favorable effect on net cash from operations. During the quarter ended November 30, 2002, the Company improved net income by $0.4 million over the quarter ended August 31, 2002 and $1.2 million over the quarter ended November 30, 2001 that included a one-time benefit of $0.4 million from the disgorgement of short-swing trading profits by the Kairos Group. Revenues increased $0.5 million over the quarter ended August 31, 2002 and were $2.8 million over the quarter ended November 30, 2001, primarily as a result of reagent price increases in the United States and increased instrument sales. Sales of the Galileo instrument to distributors in Europe were much stronger than expected. Gross margin, as a percentage of sales, was 57.7%, 57.5% and 56.5% for the three-month periods ended November 30, 2002, August 31, 2002 and November 30, 2001, respectively. The strong sales in the current quarter of the Galileo instrument, whose sales margins are generally lower than reagent sales margins, impacted total gross margin by approximately 1%.

During the quarter ended November 30, 2002, $1.1 million of cash was used in investing activities for capital expenditures which included approximately $0.1 million for expansion of the Company’s computer network capabilities, $0.4 million to refurbish the German facility and update its computer network, $0.4 million for Galileo and other reagent rental instruments installed in Europe and $0.2 million for manufacturing and quality system improvements at its Norcross and Houston facilities. Planned capital expenditures for fiscal 2003 total approximately $4.1 million, and include approximately $0.3 million for U.S. clinical trial Galileo instruments, approximately $1.3 million for Galileo reagent rental instruments installed in Europe, $1.3 million for manufacturing and quality system improvements at its domestic manufacturing facilities and $1.2 million for expansion of its computer network capabilities.

Net cash flow from financing activities for the quarter provided $0.1 million. During the quarter, the Company paid $1.2 million of long-term debt net of borrowings, borrowings under lines-of-credit, debt issue costs and capital lease obligations . However, the Company received $1.3 million in cash from the exercise of stock options. These options were granted in prior fiscal years and provided for exercise prices equal to the market value of the Company’s stock on the date granted. The Company experienced a rise in the value of its stock during the recently completed fiscal year and as a result option holders have exercised a large number of options. For the six months, the Company paid $7.6 million of long-term debt net of borrowings, borrowings under lines-of-credit, debt issue costs and capital lease obligations and received $6.4 million in cash from the exercise of stock options.

Accounts receivable increased by approximately $0.5 million from May 31, 2002 mainly due to slower collections in Europe, primarily in Italy. The Company has entered into a contract to factor certain Italian accounts receivable and is evaluating the possibility of factoring additional Italian accounts receivable. Inventory increased $2.1 million for the period with the purchase of Galileo instruments for product launch, increased finished product stock levels to minimize customer backorders, and increased inventory carrying value as additional quality system improvements are completed. In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 instruments to be delivered starting no earlier than February 2003. Income tax refund receivable decreased due to the refund of tax overpayments in the German subsidiary. Prepaid and other assets increased by $0.9 million due primarily to prepayments on the order for additional ABS2000 instruments. Other long-term assets remained relatively constant for the period. Deferred licensing costs declined due to normal amortization and excess of cost over net tangible assets acquired increased due to the exchange rate effect of the Euro on the Company’s European subsidiaries.

Accounts payable remained relatively constant during the period. The current income tax liability decreased due to estimated tax payments for 2003 and extension tax payments for 2002 made during the period and the tax benefit of $2.3 million related to the stock option exercises. Accrued salaries and wages and other accrued liabilities decreased by $1.7 million as the May 31, 2002 year-end accrual for executive, management and supervisory bonuses and other accruals for legal, audit and royalties fees were paid during the current period. Other long-term liabilities increased by $0.4 million primarily due to the change in value of the interest rate swap agreement and reclassification from other accrued liabilities of deferred revenue on instrument contracts for which the cash has been received and for which revenue is being recognized monthly due to contractual restrictions.

Common stock and additional paid-in capital increased by an aggregate of $8.1 million primarily due to the exercise of stock options, described above, and the related tax benefit. Also, common stock increased and retained earnings decreased by $0.4 million due to the effect of the three-for-two stock split on September 13, 2002. Retained earnings and (comprehensive loss) improved by $6.9 million due to the earnings for the year and favorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each period. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

In July, 2002, the Company and its primary lender amended their loan agreement to extend the term of the existing revolving lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility were re-priced according to a price that varies based upon the Company’s ratio of Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus a spread of 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus a spread of 250 basis points on Term Loan B.

In December 2002, the Company paid off the German line-of-credit with the primary lender in the amount of $2.8 million. Operating cash flows provided $1.8 million of the funds and $1.0 million was borrowed against the U.S. line-of-credit. The balance of the U.S. line-of-credit at December 31, 2002 is $1.0 million.

Management is focused on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures.

Results of Operations

For the quarter ended November 30, 2002 revenues totaled $23.7 million, a $2.8 million, or 13.2% increase over the quarter ended November 30, 2001. For the six-month period ended November 30, 2002 revenues totaled $46.9 million, a $7.3 million, or 18.5% increase over the six-month period ended November 30, 2001. The increase in revenues occurred predominantly as a result of renewals of group contracts and reagent price increases in the United States at substantially higher prices and increased instrument sales. Income before income taxes reached $5.5 million for the quarter and $10.1 million for the six-month period ended November 30, 2002 compared to income before income taxes of $2.8 million and $4.3 million for the prior year quarter and six-month period, respectively. Net income increased to $3.4 million and $6.4 million for the three-month and six-month periods ended November 30, 2002, respectively, versus net income of $2.2 million and $3.5 million for the three-month and six-month periods ended November 30, 2001, respectively. Diluted earnings per share were $0.26 on 13.3 million weighted average shares outstanding for the quarter ended November 30, 2002 compared with $0.20 on 11.0 million weighted average shares outstanding, adjusted for the three-for-two stock split on September 13, 2002, for the same period last year. Diluted earnings per share were $0.48 on 13.2 million weighted average shares outstanding for the six-month period ended November 30, 2002 compared with $0.32 on 11.0 million weighted average shares outstanding, adjusted for the three-for-two stock split on September 13, 2002, for the same period last year. The rise in the Company’s stock price over the past year has increased the dilutive effect of stock options and warrants by approximately 1.0 million shares that are used to arrive at diluted earnings per share.

Net sales

Reagent revenues grew to $22.1 million for the quarter and $44.1 million for the year to date period ended November 30, 2002 compared to $20.2 million for the quarter and $38.0 million for the year to date period ended November 30, 2001, a 9.4% and 16.1% increase, respectively. The Company believes growth in reagent revenue occurred as a result of price increases in North America partially offset by declines in international sales, primarily in South American countries that are experiencing financial difficulties, and the planned exit from the distribution of certain low-margin third-party products. The Company will continue to de-emphasize sales in South America until economic stability has been restored. Sales of instruments during the quarter were slightly less than expected at $1.6 million as compared to $0.7 million in the previous year for a total year to date of $2.8 million versus $1.5 million for the previous year. Instrument revenue grew as a result of sales of the Galileo instrument to distributors in Europe at higher levels than estimated and concentrated efforts to reduce the backlog of instruments installed but not recorded as revenue due to post-installation criteria. The instrument backlog currently stands at $0.9 million. The effect on revenues of the change in the Euro exchange rate was an increase of $0.7 million and $1.4 million for the quarter and six-month period ended November 30, 2002.

Cost of Sales

Cost of sales, as a percentage of sales, totaled 42.3% versus 43.5% for the same quarter in the prior year and 42.4% versus 46.7% for the six-month period ended November 30, 2002 and 2001, respectively. Cost of sales increased approximately $0.9 million and $1.4 million for the quarter and six-month period ended November 30, 2002, respectively, as compared to the prior year period. The effect on cost of sales of the change in the Euro exchange rate accounted for approximately $0.4 million and $0.7 million of the quarter and year to date increase, respectively. Galileo sales in Europe added an additional $0.2 million to cost of sales due to reduced margins related to the product line and the remainder of the increase of cost of sales was the result of unfavorable manufacturing variances which are expected to improve over the remainder of the fiscal year.

Operating expenses

When compared to the prior year, research and development costs for the quarter and six-month period ended November 30, 2002 declined 15.9% and 20.4%, respectively, from the prior year periods primarily related to a reduction of instrument development initiatives with the initial launch of the Galileo in the European market. The instrument is being marketed exclusively by Immucor to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification.

Selling and marketing expenses increased $0.2 million for the quarter as compared to the same quarter in the prior year, primarily as a result of the change in the Euro exchange rate. For the six-month period ended November 30, 2002, selling and marketing expenses increased $0.7 million as compared to the prior year period, of which $0.4 million was a result of the change in the Euro exchange rate. Travel and marketing expense increases associated with the sales effort in Europe to market the Galileo accounted for the remainder of the increase for the year to date.

Distribution expenses for the quarter ended November 30, 2002 were relatively constant with the same quarter last year. Year to date distribution expenses increased by $0.1 million compared to the prior year primarily due to additional shipping expenses related to new customers and the implementation of a new shipping package configuration designed to maintain acceptable environmental temperature and preserve product quality during shipment.

General and administrative expenses for the period ended November 30, 2002 have risen approximately $0.1 million over the same quarter in the prior year and $0.4 million over the same six-month period in the prior year. The increase in the quarter is due primarily to the change in the Euro exchange rate. The increase for the six-month period also included increased professional fees for computer software improvements as the Company began its second year of improvement to its enterprise software system.

Amortization expense declined $0.3 million and $0.6 million for the quarter and six-month period ended November 30, 2002 as compared with the prior period due to the adoption of SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of June 1, 2002, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in an impairment at June 1, 2002. The Company expects amortization will be approximately $1.2 million less in fiscal 2003 than in fiscal 2002.

Interest expense

When compared to the prior year, interest expense decreased $0.9 million and $1.2 million in the quarter and six-month period ended November 30, 2002. The decrease is primarily the result of reduced borrowings on long-term debt and a more favorable interest rate that became effective in May 2002 under the original loan agreement and continued with the July 2002 amendment to the loan agreement. Also, lower amortization of debt issue costs due to the reset of long-term debt maturity dates along with a favorable swing in market valuation of the interest rate swap agreement further reduced interest expense for the current period.

Other income (expense)

Other income for the prior year quarter was favorably affected by the November 2001 disgorgement of short-swing trading profits by the Kairos Group in the amount of $0.4 million. In addition, other income for the first quarter of fiscal 2002 was positively impacted by $1.0 million from the settlement of the Becton, Dickinson arbitration. The current quarter and year-to-date amounts primarily reflect foreign currency transaction gains that exceeded foreign currency transaction losses.

Income taxes

Income tax expense increased for the quarter and six-month period ended November 30, 2002, as compared to the prior period, due to higher income in the current period and utilization of net operating loss carry-forwards in the prior period. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was subsequently used to reduce domestic taxes in fiscal 2002. The net operating loss carry-forwards generated in fiscal 2001 also reduced the fiscal 2002 United States tax provision and were fully utilized by the quarter ended February 28, 2002.

ITEM 3.   Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.

On July 24, 2002, the Board of Directors approved a three-for-two stock split of the Company’s common stock, which was effected by means of a 50% stock dividend. The date of distribution was September 13, 2002 to the shareholders of record on August 26, 2002. The number of shares outstanding at the close of business on August 26, 2002 was 8,257,277. The stock split resulted in the issuance of an additional 4,128,639 shares.

ITEM 4.   Submission of Matters to a Vote of Security Holders. The Company held its Annual Meeting of Shareholders on November 15, 2002. Ralph A. Eatz, Edward L. Gallup, Gioacchino De Chirico, Didier L. Lanson, Daniel T. McKeithan, Joseph E. Rosen, Roswell S. Bowers and Dr. Mark Kishel, all incumbent directors of the Company, were elected to serve as directors of the Company until the next annual meeting of shareholders.

The following is a summary of the matters voted on at that meeting.

   (a) The shareholders voted on the election of eight (8) directors, each to serve for a one-year term. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

    ------------------------------------- ------------------------ -----------------------------
                    Name                         Votes For                Votes Withheld
    ------------------------------------- ------------------------ -----------------------------
    Ralph A. Eatz                                8,133,249                  3,079,241
    ------------------------------------- ------------------------ -----------------------------
    Edward L. Gallup                             8,133,099                  3,079,391
    ------------------------------------- ------------------------ -----------------------------
    Gioacchino De Chirico                        8,149,948                  3,062,542
    ------------------------------------- ------------------------ -----------------------------
    Didier L. Lanson                            11,053,350                    159,140
    ------------------------------------- ------------------------ -----------------------------
    Daniel T. McKeithan                         11,050,950                    161,540
    ------------------------------------- ------------------------ -----------------------------
    Joseph E. Rosen                             11,183,033                     29,457
    ------------------------------------- ------------------------ -----------------------------
    Roswell S. Bowers                           11,053,458                    159,032
    ------------------------------------- ------------------------ -----------------------------
    Dr. Mark Kishel                             11,180,453                     32,037
    ------------------------------------- ------------------------ -----------------------------

   (b) The shareholders voted not to approve the Immucor, Inc. 2002 Stock Option Plan. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

    --------------------------------- -----------------------------
    Votes For                                  2,792,554
    --------------------------------- -----------------------------
    Votes Against                              4,491,046
    --------------------------------- -----------------------------
    Abstentions                                   70,836
    --------------------------------- -----------------------------
    Broker Non-votes                           3,858,054
    --------------------------------- -----------------------------

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) The Company has filed the following exhibits with this report.

        3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 16, 2001).

        3.2 Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 11, 2002).

        4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).

(b) The Company did not file any reports on Form 8-K during the three months ended November 30, 2002.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IMMUCOR, INC.
                                  (Registrant)

Date: January 14, 2003         By:  /s/ Edward L. Gallup________
                                    Edward L. Gallup, President and Chief Executive Officer
                                    (on behalf of Registrant and as Principal Executive Officer)

                                    /s/ Steven C. Ramsey________
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

Date: January 14, 2003

/s/ Edward L. Gallup
Edward L. Gallup,
President (Principal Executive Officer)

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

Date: January 14, 2003

/s/ Steven C. Ramsey
Steven C. Ramsey,
Senior Vice President - Finance (Principal Financial Officer)

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of Immucor, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward L. Gallup, President (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Edward L. Gallup

Edward L. Gallup
President (Chief Executive Officer)

January 14, 2003

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of Immucor, Inc. (the“Company”) on Form 10-Q for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven C. Ramsey, Senior Vice President - Finance (Chief Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven C. Ramsey

Steven C. Ramsey
Senior Vice President - Finance (Chief Financial Officer)

January 14, 2003

EXHIBIT INDEX

Number                         Description

        3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 16, 2001).

        3.2 Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 11, 2002).

        4.1 Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).