Form 10-Q/A
period 2002-11-30
IMMUCOR INC
filed 2003-01-15
CIK 736822

                                   FORM 10-Q/A

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

Immucor, Inc. is filing this amendment to its report on Form 10-Q for the fiscal quarter ended November 30, 2002 for the sole purpose of revising the last sentence of Note 2 to the unaudited consolidated financial statements contained therein. The phrase “three and six-month period” should have read “six-month period.” The sentence as amended reads:

“The effect of the adjustment was to increase net income by approximately $354,000, or $0.03 per share (basic and diluted) for the six-month period ended November 30, 2002.”

                                  IMMUCOR, INC.
                                  (Registrant)

Date: January 15, 2003         By:  /s/ Edward L. Gallup________
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

Date: January 15, 2003

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

Date: January 15, 2003

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

January 15, 2003

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

January 15, 2003