Form 10-Q
period 2003-02-28
IMMUCOR INC
filed 2003-04-14
CIK 736822

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

For Quarter Ended: February 28, 2003

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

As of March 28, 2003: Common Stock, $0.10 Par Value - 12,759,015

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2003 (Unaudited)	May 31, 2002 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 5,308,701	$ 4,012,560
Accounts receivable, trade (less allowance for doubtful accounts of $1,938,144 at
February 28, 2003 and $1,483,688 at May 31, 2002)	30,746,990	27,182,566
Inventories	18,254,934	15,557,034
Income taxes receivable	300,306	592,097
Deferred income taxes	987,491	987,491
Prepaid expenses and other	1,987,339	1,834,521

Total current assets	57,585,761	50,166,269

LONG-TERM INVESTMENT - At cost	1,000,000	1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net	18,578,241	17,027,024

DEFERRED INCOME TAXES	1,039,906	889,906

OTHER ASSETS - Net	2,655,319	2,977,130

DEFERRED LICENSING COSTS - Net	1,210,528	1,370,620

CUSTOMER LIST - Net	1,331,249	1,395,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	27,162,724	26,541,514

	$110,563,728	$101,367,463

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	February 28, 2003 (Unaudited)	May 31, 2002 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 1,901,077	$ 1,995,630
Current portion of long-term debt	5,010,393	3,662,304
Current portion of capital lease obligations	834,913	975,506
Accounts payable	7,092,051	8,136,198
Income taxes payable	537,056	3,165,247
Accrued salaries and wages	1,770,143	1,821,452
Deferred income taxes	294,620	371,404
Other accrued liabilities	2,576,033	2,968,701

Total current liabilities	20,016,286	23,096,442

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	129,566	3,033,683

LONG-TERM DEBT - Net of current portion	19,877,498	27,294,082

CAPITAL LEASE OBLIGATIONS - Net of current portion	1,028,249	1,252,948

DEFERRED INCOME TAXES	2,153,998	2,035,387

OTHER LIABILITIES	1,099,007	702,047

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; 12,753,089 and
11,555,645 issued and outstanding at February 28, 2003 and May 31, 2002,
respectively	1,275,309	1,155,563
Additional paid-in capital	29,148,284	19,520,658
Retained earnings	38,788,129	28,671,351
Accumulated other comprehensive loss	(2,952,598)	(5,394,698)

Total shareholders' equity	66,259,124	43,952,874

	$110,563,728	$101,367,463

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

NET SALES	$ 25,089,139	$ 21,124,979	$ 71,979,623	$ 60,683,213

COST OF SALES	10,683,214	9,198,670	30,575,000	27,669,380

GROSS MARGIN	14,405,925	11,926,309	41,404,623	33,013,833

OPERATING EXPENSES:
Research and development	572,956	472,838	1,352,963	1,452,542
Selling and marketing	3,517,426	3,292,208	10,213,870	9,296,928
Distribution	1,554,270	1,518,962	4,938,673	4,809,697
General and administrative	2,725,295	2,320,775	7,425,688	6,614,794
Amortization expense	115,502	411,289	315,249	1,225,805

Total operating expenses	8,485,449	8,016,072	24,246,443	23,399,766

INCOME FROM OPERATIONS	5,920,476	3,910,237	17,158,180	9,614,067

OTHER INCOME (EXPENSE):
Interest income	21,793	17,591	109,076	21,259
Interest expense	(535,949)	(813,654)	(1,908,903)	(3,393,591)
Other - net	(101,491)	143,888	68,528	1,316,074

Total other	(615,647)	(652,175)	(1,731,299)	(2,056,258)

INCOME BEFORE INCOME TAXES	5,304,829	3,258,062	15,426,881	7,557,809
INCOME TAX EXPENSE	1,556,000	748,110	5,282,427	1,564,041

NET INCOME	$ 3,748,829	$ 2,509,952	$ 10,144,454	$ 5,993,768

Earnings per share:
Basic	$0.30	$0.23	$0.81	$0.55

Diluted	$0.28	$0.21	$0.76	$0.53

Weighted average shares outstanding:
Basic	12,681,697	10,919,852	12,448,203	10,917,567

Diluted	13,581,817	11,735,010	13,420,639	11,234,807

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended
	February 28,	February 28,
	2003	2002

OPERATING ACTIVITIES:
Net income	$ 10,144,454	$ 5,993,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,504,471	2,845,185
Amortization of other assets and excess of cost over net tangible assets acquired	315,249	1,225,805
Amortization of debt issue costs	337,362	394,764
Provision for doubtful accounts	350,466	553,495
Disposal of assets in settlement	--	806,108
Impairment of fixed assets	--	268,539
Deferred tax provision	(108,173)	(3,574)
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,914,890)	(5,995,626)
Loan to officer	--	367,826
Income taxes	690,989	1,014,450
Inventories	(2,973,686)	1,065,307
Other current assets	(807,312)	(1,893,239)
Other long-term assets	(6,305)	257,036
Accounts payable	(94,147)	999,397
Other current liabilities	(443,976)	1,496,222
Other long-term liabilities	396,960	36,308

Total adjustments	(2,752,992)	3,438,003

Cash provided by operating activities	7,391,462	9,431,771

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(3,516,037)	(2,044,213)

Cash used in investing activities	(3,516,037)	(2,044,213)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	586,391	(598,441)
Repayment of notes payable	--	(299,563)
Payments of long-term debt and capital lease obligations net of borrowings	(11,504,227)	(4,996,339)
Payment of debt issue costs	(950,000)	(335,590)
Exercise of stock options and warrants (1,044,892 shares and 6,500 shares,
respectively)	7,346,801	45,750

Cash used in financing activities	(4,521,035)	(6,184,183)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,941,751	(389,203)

INCREASE IN CASH AND CASH EQUIVALENTS	1,296,141	814,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,012,560	3,124,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,308,701	$ 3,938,689

Significant Non-Cash Activities:

The Italian subsidiary has entered into various capital lease obligations to finance approximately $0.8 million of instruments installed at customer sites under reagent agreements.

See notes to consolidated financial statements.

IMMUCOR, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2002, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

Certain prior year balances have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of February 28, 2003	As of May 31, 2002
Raw materials and supplies	$ 6,855,906	$ 5,725,149
Work in process	1,803,306	1,532,821
Finished goods	9,595,722	8,299,064

	$18,254,934	$15,557,034

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

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 3,748,829	$ 2,509,952	$10,144,454	$ 5,993,768

Denominator:
For basic earnings per share - weighted
average shares basis	12,681,697	10,919,852	12,448,203	10,917,567
Effect of dilutive stock options and warrants	900,120	815,158	972,436	317,240

Denominator for diluted earnings per share
-adjusted weighted average shares basis	13,581,817	11,735,010	13,420,639	11,234,807

Basic earnings per share	$ 0.30	$ 0.23	$ 0.81	$ 0.55

Diluted earnings per share	$ 0.28	$ 0.21	$ 0.76	$ 0.53

4. DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company's domestic and foreign operations is summarized below (in 000s):

Three Months Ended February 28, 2003

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$15,572	$ 2,392	$ 1,847	$1,527	$ 1,423	$ --	$22,761
Affiliates	2,186	252	--	22	70	(2,530)	--

Total	17,758	2,644	1,847	1,549	1,493	(2,530)	22,869
Net instrument revenues:
Unaffiliated customers	721	531	--	108	968	--	2,328
Affiliates	--	601	--	--	--	(601)	--

Total	721	1,132	--	108	968	(601)	2,328
Income from operations	5,477	2	28	486	68	(141)	5,920
Net income (loss)	3,546	(159)	(7)	248	201	(80)	3,749

Three Months Ended February 28, 2002

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$14,127	$ 1,983	$ 1,472	$1,391	$ 1,080	$ --	$20,053
Affiliates	1,475	48	--	22	58	(1,603)	-

Total	15,602	2,031	1,472	1,413	1,138	(1,603)	20,053
Net instrument revenues:
Unaffiliated customers	652	106	1	--	313	--	1,072
Affiliates	168	165	--	--	--	(333)	--

Total	820	271	1	--	313	(333)	1,072
Income (loss) from operations	3,921	(108)	(145)	367	(125)	--	3,910
Net income (loss)	2,935	(86)	(285)	137	(191)	--	2,510

Nine Months Ended February 28, 2003

	U.S	Germany	Italy	Canada	Other	Elimination	Consolidated
Net reagent revenues:
Unaffiliated customers	$46,224	$ 6,897	$ 5,384	$4,389	$ 3,962	$ --	$66,856
Affiliates	5,676	474	4	82	196	(6,432)	--

Total	51,900	7,371	5,388	4,471	4,158	(6,432)	66,856
Net instrument revenues:
Unaffiliated customers	2,092	1,310	9	108	1,605	--	5,124
Affiliates	21	1,854	--	--	--	(1,875)	--

Total	2,113	3,164	9	108	1,605	(1,875)	5,124
Income from operations	15,634	78	183	1,127	356	(220))	17,158
Net income (loss)	9,365	(172)	95	569	415	(128)	10,144

Nine Months Ended February 28, 2002

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$39,818	$ 6,453	$ 4,397	$3,947	$ 3,442	$ --	$58,057
Affiliates	4,962	167	--	69	208	(5,406)	--

Total	44,780	6,620	4,397	4,016	3,650	(5,406)	58,057
Net instrument revenues:
Unaffiliated customers	1,781	321	86	--	438	--	2,626
Affiliates	265	664	--	--	--	(929)	--

Total	2,046	985	86	--	438	(929)	2,626
Income (loss) from operations	8,510	187	138	1,012	(210)	(23)	9,614
Net income (loss)	6,685	55	(305)	324	(626)	(139)	5,994

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,261,000 and $1,124,000 for the three months ended February 28, 2003 and 2002, respectively, and $3,498,000 and $3,871,000 for the nine months ended February 28, 2003 and 2002, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $961,000 and $567,000 for the three months ended February 28, 2003 and 2002, respectively, and $2,520,000 and $1,582,000 for the nine months ended February 28, 2003 and 2002, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $533,000 and $598,000 for the three months ended February 28, 2003 and 2002, respectively, and $1,643,000 and $1,500,000 for the nine months ended February 28, 2003 and 2002, respectively. Product sales to affiliates are valued at market prices.

5.     COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 28, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2003	2002	200	2002

Net income	$3,748,829	$ 2,509,952	$10,144,454	$ 5,993,768
Net foreign currency translation	1,913,915	(982,060)	2,426,689	137,165
Net derivatives qualifying as hedges	--	--	--	(325,332)
Cumulative effect of the adoption of SFAS
133 on June 1, 2001, net of taxes	--	--	--	(102,721)
Hedge loss reclassified into earnings	5,137	--	15,411	--

Comprehensive income	$5,667,881	$ 1,527,892	$12,586,554	$ 5,702,880

Accumulated comprehensive loss as of February 28, 2003 and May 31, 2002 was ($2,952,598) and ($5,394,698), respectively. The balance, consisting primarily of net losses on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

6.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $5,100 and $15,400 was reclassified from comprehensive loss to earnings as interest expense and approximately $93,100 and $324,400 was charged directly to interest expense for the three-month and nine-month periods ended February 28, 2003, respectively.

See Note 9 to the consolidated financial statements for a discussion of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of Statement 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that are based on a promise and an expectation of performance. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The impact of adopting the Statement is recognized as a cumulative effect of a change in accounting principle as of the beginning of a company’s fiscal year in which the Statement is first applied. The Company is in the process of evaluating the impact SFAS No. 143 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. The Company does not have any material warranty obligations or other guarantees as of February 28, 2003.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company is required to adopt the provisions of EITF 00-21 effective July 1, 2003, and the Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Consequently, the Company will adopt the interim disclosure requirements with the period ended May 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial statements.

7.     INCOME TAXES

Income tax expense for the three-month and nine-month periods ended February 28, 2003 of approximately $1,556,000 and $5,282,000, respectively, was greater as a percentage of pre-tax income than income tax expense of approximately $748,000 and $1,564,000 as a percentage of pre-tax income for the three-month and nine-month periods ended February 28, 2002, respectively, primarily due to net operating loss carry-forwards utilized during the prior year.

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

9.     EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED AND CUSTOMER LISTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process entails assessing the fair value of the net assets underlying the Company’s acquisition related goodwill on a business-by- business basis. If the fair value is deemed less than the related carrying value, the Company is required to reduce the amount of the goodwill. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

The Company has applied the new accounting rules to goodwill and intangible assets, all of which were acquired prior to July 1, 2001. As of February 28, 2003, the financial statements included acquisition-related goodwill of $27.2 million, net of previous amortization of $7.1 million. Goodwill, net of amortization, totaled $17.8 million, $2.6 million, $0.9 million and $5.9 million in the U.S., Germany, Italy and Canada, respectively. The Company tested goodwill for impairment as of June 1, 2002, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in impairment at June 1, 2002. The Company no longer amortizes acquisition-related goodwill. The table below shows the periods ended February 28, 2003 and 2002 on a comparative basis given the adoption of the amortization provisions of SFAS 142.

Three Months Ended		Nine Months Ended
February 28,		February 28,		February 28,		February 28,
2003		2002		2003		2002

Net income as reported	$ 3,748,829		$ 2,509,952		$ 10,144,454		$ 5,993,768
Add: Goodwill amortization, net of taxes	--		227,196		--		731,448

Net income as adjusted for SFAS No. 142	$ 3,748,829		$ 2,737,148		$ 10,144,454		$ 6,725,216
Net income per basic share:
As reported	$0.30		$0.23		$0.81		$0.55
As adjusted	$0.30		$0.25		$0.81		$0.62
Net income per diluted share:
As reported	$0.28		$0.21		$0.76		$0.53
As adjusted	$0.28		$0.23		$0.76		$0.60

Excess of Cost Over Net Tangible Assets Acquired had included a $1.7 million customer list that is now reported separately on the balance sheet. Accumulated amortization of the customer list as of February 28, 2003 and May 31, 2002, was $0.37 million and $0.30 million, respectively.

The customer list is being amortized over a useful life of 20 years. The estimated amortization expense relating to the customer list for each of the next five fiscal years is as follows:

2003	$ 85,000
2004	85,000
2005	85,000
2006	85,000
2007	85,000
Thereafter	970,000

$1,395,000

10.     LOAN AMENDMENT

On July 18, 2002, the Company amended its loan agreement with its primary lender. The amendment extended the term of the lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility will be priced subject to a pricing grid that varies based upon the Company’s Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus 250 basis points on Term Loan B. Pricing under the amendment did not change from the original loan agreement dated February 2001. At February 28, 2003 there was approximately $18.7 million outstanding under the revolvers and Term Loan A and approximately $6.0 million outstanding under Term Loan B.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position, revenues and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, changes in interest rates, the timing and results of clinical trials of the Galileo instrument or other products, and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1, Note 6 and Note 9 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.

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

Stock-based Employee Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. As currently required by SFAS No. 123, Accounting for Stock-Based Compensation, in the annual report on Form 10K, the Company presents supplemental information disclosing pro forma net income and net income per common share as if the Company had recognized compensation expense on stock options granted subsequent to May 31, 1995 under the fair value method of that statement. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Consequently, the Company will adopt the interim disclosure requirements with the period ended May 31, 2003.

Financial Condition, Liquidity and Capital Resources

As of February 28, 2003 the Company’s cash and cash equivalents balance totaled $5.3 million, a decrease of $0.5 million over the balance as of November 30, 2002 and $1.4 million over the balance as of February 28, 2002. Net working capital as of February 28, 2003 increased to $37.6 million, an improvement of $2.4 million, from $35.2 million as of November 30, 2002 and an improvement of $26.5 million from $11.1 million as of February 28, 2002. The price increases implemented in fiscal 2002 have significantly strengthened the Company’s financial position. As a consequence of the improved results, the Company experienced a rise in the value of its stock and, as a result, option holders have exercised a large number of options bringing an additional influx of cash. The effect of exchange rate changes increased cash at February 28, 2003 by approximately $1.9 million from May 31, 2002.

Net cash provided by operating activities totaled approximately $7.4 million and $9.4 million for the nine-month periods ended February 28, 2003 and February 28, 2002, respectively. Positive results from operations had a favorable effect on net cash from operations. During the nine-month period ended February 28, 2003, the Company improved net income by $4.2 million over the nine-month period ended February 28, 2002. Revenues for the nine-month period ended February 28, 2003 increased $11.3 million over the nine-month period ended February 28, 2002, primarily as a result of reagent price increases in the United States and increased instrument sales. Sales of the Galileo instrument to distributors in Europe were much stronger than expected during the nine-month period ending February 28, 2003. Gross margin, as a percentage of sales, was 57.5% and 54.4% for the nine-month periods ended February 28, 2003 and February 28, 2002, respectively. The strong sales for the nine-month period ended February 28, 2003 of the Galileo instrument through the third party distributor network in Europe, whose sales margins are generally lower than reagent sales margins, negatively impacted total gross margin by approximately 1% and 2%, respectively.

During the nine months ended February 28, 2003, $3.5 million of cash was used in investing activities for capital expenditures which included approximately $0.6 million for expansion of the Company’s computer network capabilities, $0.9 million to refurbish the German facility and update its computer network, $0.7 million for Galileo and other reagent rental instruments installed in Europe and $1.3 million for manufacturing and quality system improvements at its Norcross and Houston facilities. Planned capital expenditures for fiscal 2003 total approximately $4.1 million, and include approximately $0.3 million for U.S. clinical trial Galileo instruments, approximately $1.3 million for Galileo reagent rental instruments installed in Europe, $1.3 million for manufacturing and quality system improvements at its domestic manufacturing facilities and $1.2 million for expansion of its computer network capabilities.

Net cash flow used in financing activities for the nine-month period ended February 28, 2003 approximated $4.5 million. During the quarter, the Company paid off the German line-of-credit with the primary lender in the amount of $2.8 million. Operating cash flows provided $1.8 million of the funds and $1.0 million was borrowed against the U.S. line-of-credit. During the nine-month period the Company received $7.3 million in cash from the exercise of stock options. These options were granted in prior fiscal years and provided for exercise prices equal to the market value of the Company’s stock on the date granted. The Company experienced a rise in the value of its stock during the recently completed fiscal year and as a result option holders have exercised a large number of options. For the nine months, the Company paid $11.9 million of long-term debt net of borrowings, borrowings under lines-of-credit, debt issue costs and capital lease obligations.

Accounts receivable increased by approximately $4.0 million from May 31, 2002 mainly due to slower collections in Europe, primarily in Italy. The Company has entered into a contract to factor certain Italian accounts receivable and is evaluating the possibility of factoring additional Italian accounts receivable. The exchange rate effect of the Euro versus the dollar increased accounts receivable by approximately $2.4 million. Inventory increased by approximately $3.0 million for the nine-month period with the purchase of Galileo instruments for product launch, increased finished product stock levels to minimize customer backorders, and increased inventory carrying value as additional quality system improvements are completed. The exchange rate effect of the Euro versus the dollar increased inventory by approximately $0.4 million. In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 instruments. Five of the ABS2000 instruments were received during this quarter. Income tax refund receivable decreased due to the refund of tax overpayments in the German subsidiary. Prepaid and other assets increased due primarily to prepayments on the order for additional ABS2000 instruments. The reduction in other long-term assets includes the decrease in deferred instrument costs for instruments, previously shipped but not recognized as revenue, whose contracts have now been completed. Deferred licensing costs and customer list declined due to normal amortization and excess of cost over net tangible assets acquired increased due to the exchange rate effect of the Euro on the Company’s European subsidiaries.

Accounts payable declined $1.0 million during the period due to increased availability of funds from the exercise of stock options. The current income tax liability decreased due to estimated tax payments for 2003 and extension tax payments for 2002 made during the period and the tax benefit of $3.0 million related to the stock option exercises. Accrued salaries and wages and other accrued liabilities decreased by $0.4 million as the May 31, 2002 year-end accrual for executive, management and supervisory bonuses and other accruals for legal, audit and royalties fees were paid during the current period. Other long-term liabilities increased by $0.4 million primarily due to the change in value of the interest rate swap agreement and reclassification from other accrued liabilities of deferred revenue on instrument contracts for which the cash has been received and for which revenue is being recognized monthly due to contractual restrictions.

Common stock and additional paid-in capital increased by an aggregate of $9.7 million primarily due to the exercise of stock options, described above, and the related tax benefit for disqualified dispositions of common stock. Also, common stock increased and retained earnings decreased by $0.4 million due to the effect of the three-for-two stock split on September 13, 2002. Retained earnings and (comprehensive loss) improved by $12.6 million due to the earnings for the year and favorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each period. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

In July 2002, the Company and its primary lender amended their loan agreement to extend the term of the existing revolving lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility were re-priced according to a price that varies based upon the Company’s ratio of Funded Debt to EBITDA, as defined in the senior credit facility. The interest rate on the effective date of the amendment was LIBOR plus a spread of 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus a spread of 250 basis points on Term Loan B. The balance of the senior credit facility as of February 28, 2003 was $24.7 million. To optimize their cashflow, the Italian subsidiary has utilized various capital lease obligations to finance approximately $0.8 million of instruments installed at customer sites under reagent agreements.

Management is focused on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures.

Results of Operations

For the quarter ended February 28, 2003 revenues totaled $25.1 million, a $4.0 million, or 19.0% increase over the quarter ended February 28, 2002. For the nine-month period ended February 28, 2003 revenues totaled $72.0 million, an $11.3 million, or 18.6% increase over the nine-month period ended February 28, 2002. The increase in revenues occurred predominantly as a result of renewals of group contracts and reagent price increases in the United States at substantially higher prices and increased instrument sales. Income before income taxes reached $5.3 million for the quarter and $15.4 million for the nine-month period ended February 28, 2003 compared to income before income taxes of $3.3 million and $7.6 million for the prior year quarter and nine-month period, respectively. Net income increased to $3.7 million and $10.1 million for the three-month and nine-month periods ended February 28, 2003, respectively, versus net income of $2.5 million and $6.0 million for the three-month and nine-month periods ended February 28, 2002, respectively. Diluted earnings per share were $0.28 on 13.6 million weighted average shares outstanding for the quarter ended February 28, 2003 compared with $0.21 on 11.7 million weighted average shares outstanding, adjusted for the three-for-two stock split on September 13, 2002, for the same period last year. Diluted earnings per share were $0.76 on 13.4 million weighted average shares outstanding for the nine-month period ended February 28, 2003 compared with $0.53 on 11.2 million weighted average shares outstanding, adjusted for the three-for-two stock split on September 13, 2002, for the same period last year. The rise in the Company’s stock price over the past year has increased the dilutive effect of stock options and warrants to approximately 0.9 million shares that are used to arrive at diluted earnings per share.

Net sales

Sales of traditional reagent products, i.e., products not utilizing the Company’s patented Capture® technology, increased $2.1 million, or 13.1%, from $16.0 million in the third quarter of 2002 to $18.1 million in the third quarter of 2003. Sales of Capture® products increased approximately $0.8 million to $4.7 million, a 20% increase over the prior year quarter. Sales of traditional reagent products increased $7.6 million, or 17%, from $45.6 million for the nine months ended February 28, 2002 to $53.2 million for the nine months ended February 28, 2003. Sales of Capture® products increased approximately $1.3 million to $13.7 million, an 11% increase over the prior year-to-date period. The Company believes growth in reagent revenue occurred as a result of price increases in North America partially offset by declines in international sales, primarily in South American countries that are experiencing financial difficulties, and the planned exit from the distribution of certain low-margin third-party products. The Company will continue to de-emphasize sales in South America until economic stability has been restored. Sales of instruments increased $1.0 million, or 76.9%, from $1.3 million in the third quarter of 2002 to $2.3 million in the third quarter of 2003. Instrument sales for the first nine months increased by approximately $2.3 million to $5.1 million, an increase of 79% over the prior year period. Instrument revenue grew as a result of increased sales of the Galileo instrument to distributors in Europe for both the three-month period and nine-month periods ending February 28, 2003. Currently, the Company is exclusively marketing this instrument to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. Based upon the Company’s success to date, management believes that a total of 50 Galileo instruments will be placed in Europe during this fiscal year. The effect on revenues of the change in the Euro exchange rate was an increase of $0.9 million and $2.3 million for the quarter and nine-month period ended February 28, 2003.

Cost of Sales

Cost of sales, as a percentage of sales, totaled 42.6% versus 43.5% for the same quarter in the prior year and 42.5% versus 45.6% for the nine-month period ended February 28, 2003 and 2002, respectively. Cost of sales increased approximately $1.5 million and $2.9 million for the quarter and nine-month period ended February 28, 2003, respectively, as compared to the prior year period. The increased sales volume of the Capture® products mentioned above were principally generated through sales to the distributor network in Europe at margins to the Company approximately 6% lower than achieved through direct sales in the U.S. Consequently, the cost of sales on Capture® products increased from 28.7% for the nine-month period ended February 28, 2002 to 30.2% for the nine-month period ended February 28, 2003, or approximately $0.6 million. The effect on cost of sales of the change in the Euro exchange rate accounted for approximately $0.5 million and $1.2 million of the quarter and year to date increase, respectively. Galileo sales in Europe added an additional $0.2 million and $1.1 million to cost of sales for the three-month and nine-month periods ended February 28, 2003, respectively, due to reduced margins related to the product line. The remainder of the increase of cost of sales was the result of unfavorable manufacturing variances that management is focused on improving over the coming months.

Operating expenses

When compared to the prior year, research and development costs for the quarter and nine-month period ended February 28, 2003 increased 21.1% and declined 6.9%, respectively, from the prior year periods. Increases in the current quarter are related to preparation for domestic field trials of the Galileo instrument and are partially offset by a reduction of instrument development initiatives for the launch of the Galileo in the European market for the year-to-date period.

Selling and marketing expenses increased $0.2 million for the quarter as compared to the same quarter in the prior year, primarily as a result of the change in the Euro exchange rate. For the nine-month period ended February 28, 2003, selling and marketing expenses increased $0.9 million as compared to the prior year period, of which $0.6 million was a result of the change in the Euro exchange rate. Travel and marketing expense increases associated with the sales effort in Europe to market the Galileo accounted for the remainder of the increase for the year to date.

Distribution expenses for the quarter ended February 28, 2003 were relatively constant with the same quarter last year. Year to date distribution expenses increased by $0.1 million compared to the prior year primarily due to additional shipping expenses related to new customers and the implementation of a new shipping package configuration designed to maintain acceptable environmental temperatures and preserve product quality during shipment.

General and administrative expenses for the period ended February 28, 2003 have risen approximately $0.4 million over the same quarter in the prior year and $0.8 million over the same nine-month period in the prior year. The change in the Euro exchange rate accounted for approximately $0.1 million and $0.3 million of the increase in the quarter and year-to-date periods, respectively. The remaining increases for the quarter and nine-month period are due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

Amortization expense declined $0.3 million and $0.9 million for the quarter and nine-month period ended February 28, 2003 as compared with the prior period due to the adoption of SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of June 1, 2002, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in an impairment at June 1, 2002. The Company expects amortization will be approximately $1.2 million less in fiscal 2003 than in fiscal 2002.

Interest expense

When compared to the prior year, interest expense decreased $0.3 million and $1.5 million in the quarter and nine-month periods ended February 28, 2003. The decrease is primarily the result of reduced borrowings on long-term debt and a more favorable interest rate that became effective in May 2002 under the original loan agreement and continued with the July 2002 amendment to the loan agreement. Also, lower amortization of debt issue costs due to the reset of long-term debt maturity dates further reduced interest expense for the current periods.

Other income (expense)

The current quarter and nine-month period ending February 28, 2003 amounts primarily reflect foreign currency transaction gains that exceeded foreign currency transaction losses. Other income for the prior nine-month period was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group in the amount of $0.4 million and by $1.0 million from the settlement of the Becton, Dickinson arbitration.

Income taxes

Income tax expense increased $0.8 million and $3.7 million for the quarter and nine-month periods ended February 28, 2003, as compared to the prior periods, due to higher income in the current periods and utilization of net operating loss carry-forwards in the prior periods. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million due to continued losses. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was subsequently used to reduce domestic taxes in fiscal 2002 as the Company returned to profitability. The net operating loss carry-forwards generated in fiscal 2001 also reduced the fiscal 2002 United States tax provision and were fully utilized by the quarter ended February 28, 2002.

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

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)     The Company has filed the following exhibits with this report.

99.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2003.*

99.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2003.*

*	The certifications contained in these exhibits are not “filed” for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r], or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

(b)     The Company did not file any reports on Form 8-K during the three months ended February 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: April 14, 2003                                                                            By: /s/ Edward L. Gallup
Edward L. Gallup, President and Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

     /s/ Steven C.Ramsey

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 14, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Steven C. Ramsey
Steven C. Ramsey,
Senior Vice President – Finance (Principal Financial Officer)

EXHIBIT INDEX

Number Description

99.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2003.*

99.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2003.*

*	The certifications contained in these exhibits are not “filed” for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r], or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.