Form 10-K
period 2003-05-31
IMMUCOR INC
filed 2003-08-28
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

                                        (Mark One)                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  X                                        THE SECURITIES EXCHANGE ACT OF 1934
                                                                                          For the fiscal year ended: May 31, 2003
                                                                                                                                   OR
                                                  _                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                                                              THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                    for the transition period             to

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

Yes X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No

        As of July 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $284,632,061.

As of July 31, 2003, there were 12,943,573 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed subsequently, are incorporated by reference in Part III.

PART I

Item 1.—Business

        Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.

Background and Developments During the Fiscal Year 2003

o	Stock split. On July 24, 2002, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 26, 2002. The stock split was implemented on September 13, 2002 and increased the number of shares of common stock outstanding to 12,243,590 shares. The stock split was the fourth for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. Unless otherwise noted, all share and per share amounts disclosed in this document have been restated to reflect the impact of the above stock splits.

o	Human collagen development agreement. In March 2003, Immucor, Inc signed a development agreement for the production of human collagen mesh with Inamed Corporation (Nasdaq: IMDC), a global healthcare company and the market leader in the popular dermal filler market. Under terms of the agreement, Gamma Biologicals, Inc., Houston, Texas, a wholly owned subsidiary of Immucor, will optimize the manufacturing process for the production of a human collagen raw material for Inamed. Gamma has proven expertise in the growth of human cell lines for the production of monoclonal antibodies. During the pendency of the development project, Inamed will continue to source its raw material needs from its current suppliers.

o	University of Vermont platelet marker test agreement. In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased reactivity (excess bleeding). The need for an assay that can quantitatively differentiate patients at low, as opposed to high, risk of a detrimental heart event is critical in the pharmacological treatment of these patients. In addition, the method offers promise for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company expects to spend approximately $0.2 million in fiscal 2004 to facilitate this project.

o	Galileo European market introduction. Fiscal 2003 was a successful year for the introduction of the Galileo instrument to the European market. The Company placed 60 instruments when it had originally expected to place 45. The Company expects to install 75 instruments in Europe during fiscal 2004 through direct sales and reagent rental agreements. The Company anticipates completing U.S. clinical trials and submitting its 510(k) pre-market notification to the FDA by early fiscal 2004. The Company expects the approval time will range between 60 days and 18 months; however, there is no assurance that the Company will obtain approval within that time frame or at all.

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

        The principal components of blood are plasma (the fluid portion) and cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor’s red blood cells contain antigens that could react with the corresponding antibody in the patient’s plasma, the transfusion of the red blood cells may result in the potentially life-threatening destruction of the transfused red blood cells.

        Because of the critical importance of matching patient and donor blood, compatibility testing procedures are generally performed by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed manually using procedures which the Company believes can be significantly improved using its instrumentation and solid phase system to automate the testing procedures. See Products — Blood Bank Automation and Solid Phase Technology.

        The Company believes that the worldwide market for traditional blood bank reagents is approximately $380 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1 billion. Therefore, the introduction of labor saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. See Products — Blood Bank Automation and Solid Phase Technology. The Company anticipates that automation will increase the available market for traditional and automated reagents to $575 million while decreasing the overall cost of blood testing by reducing the labor component by approximately $500 million.

Immucor Strategy

        Immucor, Inc. is focused on increasing worldwide market share in the next three years with a focus on the United States, Western Europe and Japan. The Company’s strategy is to further strengthen its competitive position in the blood bank testing market by restructuring the market through automation of the transfusion laboratory and to firmly establish Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

        Maximize Instrument Placements. The Company’s strategy is to strengthen its leadership position in the automation of blood bank testing by establishing a large base of installed instruments that future market entrants must overcome. To facilitate instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low-, medium-, and high-volume testing facilities. In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

         Management estimates that Immucor should have a two-to-three year window of opportunity to establish itself as the leading blood bank device company in the United States. Until recently, the Company’s market research had been unable to find another company that had filed an application for FDA clearance of an automated blood bank device for the hospital and clinical reference laboratory markets. In June 2003, however, Ortho-Clinical Diagnotics, a Johnson & Johnson company, announced that its Micro Typing Systems subsidiary received 510(k) clearance from the FDA to begin marketing the Ortho ProVue™. Through put for ABO/Rh and antibody screening is eight and ten tests per hour and is to be used in conjunction with the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. The ProVue will compete directly only with the Immucor ABS2000. Immucor management believes the ABS2000‘s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen will offer the customer significant price savings as compared to the ProVue.

        Substantial Market Price Adjustment. In the past, manufacturers were faced with increased costs of manufacturing while, during the same period, market prices for blood bank products decreased. The Company has utilized its market leadership position in the United States to realign its prices with its costs. The Company expects these adjustments will continue to have significant favorable impact on the Company’s financial performance while adding only slightly to the cost of a patient transfusion.

        Maximize Revenue Stream Per Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor’s family of blood bank testing systems operates exclusively with the Company’s proprietary reagent lines and Capture® technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per placement is $70,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing consumable usage per placement.

        Develop New and Enhanced Products. Immucor continually seeks to improve existing products and develop new ones to enhance its market share. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the second-generation Galileo automated analyzers, all of which operate exclusively with Immucor’s proprietary solid phase Capture® assays.

        Expand Intellectual Property Position. The Company seeks to expand its intellectual property position by entering into strategic alliances, acquiring rights of first refusal on future commercial developments and licensing existing technologies.

Products

        Most of Immucor’s current reagent products are used in tests performed prior to blood transfusions to determine the blood group and type of patients’ and donors’ blood, in the detection and identification of blood group antibodies, in platelet antibody detection, in paternity testing and in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusions using only FDA licensed reagents such as those manufactured and sold by the Company.

        The following table sets forth the products sold by or exclusively for the Company, most of which are manufactured by or exclusively for the Company.

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen's blood group as either A, B, AB or O.

Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.

Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine crossmatching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

Reagent Red Blood Cells	Detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Rare Serums	Detect the presence or absence of rare antigens.

Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.

Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.

Monoclonal (Hybridoma)	Detect and identify ABO and other antigens on red blood cells.
Antibody-based Reagents

Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.

Fetal Bleed Screen Kit	Used to detect excessive fetal-maternal hemorrhage in Rh-negative women.

Capture-P®	Used for the detection of platelet antibodies.

Product Group	Principal Use

Capture-R®	Used to detect and identify unexpected blood group antibodies.

Capture-CMV®	Used for the detection of antibodies to cytomegalovirus.

Capture-S®	Used for the detection of antilipid antibodies for syphilis screening.

SegmentSampler™	Disposable blood handling safety device.

ABS2000	Fully automated blood bank system used for patient ABO/Rh grouping, antibody screening, donor ABO/Rh confirmation testing and crossmatching.

HLA Serums	Transplant typing and paternity testing.

Infectious Diseases	Detection of certain infectious diseases by the methods of Capture, ELISA, Immunofluorescence and Latex Slide Tests.

Clinical Chemistry	Blood analysis and pathological testing.

Immunofluorescent Monoclonal	Used in clinical research to identify rare cell surface antigens.
Antibodies
Automated Microtitration Plate	Instruments providing laboratories automated batch processing and
Processors and Liquid Handlers	positive sample identification of routine blood donor tests.

Microtitration Plate Reader	Instrument that reads and interprets test results of Immucor's proprietary Capture® products.

ROSYS Plato System	Semi-automated blood bank serology system targeting medium and high volume testing facilities performing up to 40 samples per hour.

DIAS PLUS System	Addresses the needs of donor centers and the high-volume lab markets processing more than 100,000 samples per year.

GALILEO System	Currently launched in Europe, this fully automated high volume analyzer will be the successor to the ROSYS Plato and DIAS PLUS. It is capable of performing 70 type and screen tests per hour.

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

        ABS2000: Fully Automated Blood Bank System. This automated, “walk-away” blood bank analyzer uses Immucor’s proprietary Capture® reagent product technology to perform blood bank patient testing and is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly-owned subsidiary of Lionheart Technologies, Inc.

        ROSYS Plato: Microplate Liquid Handler and Sample Processor. The system provides medium sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates and also uses Immucor’s proprietary solid phase Capture® assays.

        DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories with automated batch processing and positive sample identification of routine blood donor tests, and uses the Company’s Capture-R®, Capture-CMV® and Capture-S® products.

        GALILEO: High Volume Microplate Processor. The system provides hospitals, clinical reference laboratories and blood donor centers a fully automated solution to the labor-intensive process of blood compatibility testing. The Galileo uses Immucor’s proprietary Capture® reagent product technology and is manufactured exclusively for Immucor by Stratec. The Company expects to undertake and complete clinical trials in the United States and submit to the FDA for market clearance in early fiscal 2004.

        Multireader Plus: Microplate Reader. Semi-automated spectraphotometric microtitration plate reader that reads and interprets test results of Immucor’s proprietary Capture® products. Together with the ROSYS Plato or the DIAS PLUS, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers, large hospital transfusion laboratories and large reference laboratories.

        Laboratory Equipment. Immucor also distributes laboratory equipment designed to automate certain blood testing procedures and used in conjunction with the Company’s Capture® product.

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

        Due to the critical importance of matching patient and donor blood, testing procedures, using agglutination techniques, are usually performed manually by highly educated technologists. Depending on the technical proficiency of the person performing the test, the process can take from 30 minutes to one hour, and if the test results are ambiguous the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing. Based on industry sources, the Company believes that labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes that its solid phase blood testing system improves test results and reduces the time necessary to perform certain blood testing procedures related to the transfusion of blood and blood components.

        Solid Phase Technology. In the Company’s proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P®, Capture-R®, Capture-CMV®, Capture-S® and the Company’s ongoing research, the Company believes that solid phase test results, in batch test mode, can generally be obtained in substantially less time than by existing techniques.

        Immucor has obtained FDA clearance for sale of four test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P®; a Red Cell Antibody Detection System, Capture-R®; and two Infectious Disease Tests, Capture-CMV® and Capture-S®. In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

Products Under Development

        Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or pre-market approval by the FDA. The Company employs several persons in the U.S. whose specific duties are improving existing products and developing new products for the Company’s existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2003, 2002 and 2001, the Company spent approximately $2.1 million, $2.0 million and $1.9 million, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company’s ability to meet the needs of its customers. For the eleven-year period ending May 31, 2003 the Company has invested $7.6 million in instrument research and development principally under research contracts with Bio-Tek, Stratec and DYNEX.

        Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

        Since 1992, the Company has worked with Bio-Tek Instruments, Inc., a wholly-owned subsidiary of Lionheart Technologies, Inc., combining Immucor’s reagent manufacturing expertise with Bio-Tek’s medical instrumentation expertise to develop an automated, “walk-away”, blood bank analyzer, the ABS2000. Bio-Tek has been responsible for engineering, software development and manufacturing. The Company announced clearance to market the ABS2000 in the U.S. from the FDA on July 6, 1998 and continues to develop system software/hardware upgrades to add additional tests to its menu, increase ease of use, improve throughput and add stat testing capabilities. On October 1, 2001, the second-generation ABS2000 software was cleared for market by the FDA and the Company launched its ABS2000 Version 2 software. This second-generation software has a number of new features that help maximize productivity of the instrument and the technologists, including:

o         The ability to perform a 2-cell screen that increases productivity.

o         The availability of “mini batches” that allows for faster access to results once the samples are processed.

o         Less maintenance, which saves time and money.

o         Customized Quality Control, which allows the technologist to only perform quality control procedures for assays that are being tested.

        In August 2002, Immucor placed an order, amounting to $3.3 million, for 50 additional ABS2000 to begin delivery during fiscal 2003. As of May 31, 2003, 14 had been delivered and the outstanding commitment was $1.8 million.

        On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and is manufacturing a fully automated analyzer known as the Galileo that is being initially targeted to the European community utilizing the Company’s Capture® technology. The instrument is marketed exclusively by Immucor affiliates and distributors to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights, the Company must purchase 250 instruments over the five-year initial term of the agreement, once shipment of production instruments commenced. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company believes it will purchase the required number of instruments to maintain exclusivity. The Company placed the first 60 instruments during fiscal 2003. The Company expects to install 75 instruments in Europe during fiscal 2004 through direct sales and reagent rental agreements. The Company anticipates completing U.S. clinical trials and submitting its 510(k) pre-market notification to the FDA by early fiscal 2004. The Company expects the approval time will range between 60 days and 18 months. However, there is no assurance that the Company will obtain such approval within this time frame or at all.

        Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented solid phase technology. Recently, the Company has developed a screening test for the detection of weak D antigens on donor red cells that is available to Galileo customers in Europe and will be available to the U.S. market when the Galileo is approved by the FDA. The Company has also developed a new Capture® product, Capture-R® Select. Capture-R® Select uses an anti-human RBC specific monoclonal to immobilize unwashed human red blood cells. It has been developed for use on the Galileo for antibody screening, antibody identification, phenotyping, crossmatching and in the weak D test. The anti-human RBC specific monoclonal is grown at the Houston facility. Capture-R® Select will be available to the U.S. market when the Galileo is approved by the FDA.

        Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens, and for use in its solid phase test systems. Monoclonal antibodies are highly specific, a trait which allows them to detect and identify antigens with greater efficiency than other reagents. Product quality and consistency is maintained from production lot to production lot. The Company continues to pursue the development of such antibodies principally through Gamma and Dominion, the Company’s Canadian subsidiary.

Marketing and Distribution

        Immucor’s potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 2% of the Company’s current annual sales volume. The Company believes there is a slight amount of seasonality to its sales activity as fewer donations and elective surgical procedures are performed in its first and third quarters. There is no material backlog of reagent revenues. At May 31, 2003, the Company had a backlog of installed but unrecorded instrument sales of approximately $780,000.

        During fiscal 1999, the Company implemented its strategic plans to consolidate the U.S. blood bank market, leaving Immucor and Ortho Clinical Diagnostics as the only two companies offering a complete line of blood banking reagents in the U.S. The Company executed its plans through a series of acquisitions.

o	Acquisition of Gamma Biologicals, Inc. In October 1998, the Company completed the acquisition of Gamma Biologicals, Inc. (“Gamma”). This acquisition significantly strengthened the Company’s competitive position in the U.S. market and added to its customer base and product offerings, thereby extending the Company’s global marketing reach. Combining Immucor’s Automated Product Family and Capture® with Gamma’s line of monoclonal reagents and red cell products represented a natural fit and created an enhanced selection of products for our customers worldwide. See Products.

o	Acquisition of the BCA blood bank division assets of Biopool International, Inc. On April 30, 1999, the Company purchased certain assets, primarily accounts receivable and inventory, of the BCA blood bank division of Biopool International, Inc.

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

        The Company markets and sells its products to its customers directly through 117 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, and Belgium. In addition, the Company utilizes 10 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. To effect the smooth transition to a systems company, the Company conducted extensive capital sales training of its existing sales force and added specialized capital sales representatives to the organization. Continuing technical support and service is also provided to customers through the Company’s Consultation Laboratory. The Consultation Laboratory assists the Company’s customers in identifying certain blood group antibodies that are rare or difficult to detect. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

        The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 2003, 2002 and 2001, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $38.1 million, $31.3 million and $31.3 million, respectively. These sales accounted for approximately 38%, 37% and 45% of the Company’s total net sales for the respective fiscal years. During the years ended May 31, 2003, 2002 and 2001, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $4.8 million, $5.3 million and $5.8 million, respectively. Most of the Company’s foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. The Company’s German operations made net export sales to unaffiliated customers of approximately $3.1 million, $2.3 million and $1.1 million for the years ended May 31, 2003, 2002, and 2001, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $2.2 million, $2.1 million and $2.4 million for the years ending May 31, 2003, 2002, and 2001, respectively. The Company’s Italian operations made sales in Italy of $7.6 million, $6.0 million, and $5.6 million for the years ending May 31, 2003, 2002, and 2001, respectively. Please refer to Note 14 to our consolidated financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which we do business. Revenue is allocated by geographic area based on the subsidiary from which the sale originates. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. For the year ended May 31, 2003, foreign net sales increased $4.2 million due to the exchange fluctuation of the Euro. Since the end of the fiscal year, the Euro has remained relatively constant against the dollar for the two months ended July 31, 2003 and exchange fluctuations had little affect on foreign net sales.

Suppliers

        The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Lionheart Technologies, Inc. for the ABS2000, QIAGEN N.V. for the ROSYS Plato and Stratec Biomedical AG for the Galileo (see Note 11 of the consolidated financial statements), and Serologicals, Inc., the joint manufacturer of some of the Company’s monoclonal antibody-based products. The Company believes that its business relationship with its suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

        Certain of the Company’s products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that a sufficient supply of such blood will always be available to the Company.

Regulation of Business

        The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with various federal and state statutes, rules and regulations that generally include licensing, product testing, facilities compliance, product labeling, and consumer disclosure. See Industry. An FDA license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company’s products must be submitted to and approved by the FDA prior to its sale or distribution. The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982 to Immucor, Inc. for the Norcross facility and U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971 to Gamma Biologicals, Inc. for the Houston facility.

        Each product manufactured by the Company is subjected to formal submission and review processes by the FDA and other regulatory agencies, such as Health Canada, prior to market. Significant changes to the Company’s products or facilities can require additional submission and review prior to implementation.

        In June 2003, the FDA inspected the Immucor, Inc. facility in Norcross, Georgia and reported three minor observations. The Company responded to the observations in late July 2003. In December 2002, the FDA inspected the Gamma Biologicals, Inc. facility in Houston, Texas and reported three minor observations. The Company responded to these observations on January 31, 2003. On March 3, 2003, the FDA acknowledged receipt of the Company’s response and indicated that the Company’s response would be verified during the next inspection.

        In addition to its facilities license, the Company holds several product licenses to manufacture blood-grouping reagents, anti-human globulin reagents and reagent red blood cells. The Company must prepare a 510(k) pre-market notification for the FDA to obtain a product license for a new product or to market a new instrument. To accomplish this, the Company must submit the product manufacturing methods to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses or instrument clearances will be obtained by the Company.

        In January 2000, the Norcross facility was awarded certification to ISO 9001: 1994 and ISO 13485: 1996 and EN46001standards for its quality management system. In March 2003, the Houston facility was awarded certification to ISO 9002: 1994 and ISO 13488: 1996 standards for its quality management system. The Company is currently in the process of converting to ISO 9001: 1994 and ISO 13485: 1996 certification.

        To continue marketing its products to the European Union, the Company is required to have certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC by December 7, 2003. This certification will authorize the use of the CE mark on Company products that will allow products free access to all countries within the European Union. The Company has undertaken an extensive program to achieve this objective and believes it will be accomplished within the required timeframe.

        To continue marketing its products to Canada, the Company is required to have certification to ISO 13485: 1996 under the CMDCAS program by November 1, 2003. The Company has undertaken an extensive program to achieve this additional certification and feels it will be accomplished within the required timeframe.

        To sell its products in Germany, Immucor GmbH must license its products with the Paul-Ehrlich-Institute prior to product introduction. In addition, an import license for products purchased outside the European Union is required. To date, Immucor GmbH has been able to obtain licenses needed to effectively promote its products in Germany and throughout Europe.

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

        Immucor’s solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006; the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2003, 2002 and 2001 the Company paid royalties of approximately $463,000, $472,800, and $435,000 under this agreement. See Note 10 of the consolidated financial statements.

        The Company has registered the trademark “Immucor” and several product names, such as “ABS2000", “ImmuAdd”, “Capture”, “Capture-P”, “MCP”, “Capture-R”, “Ready-Screen”, “Ready-ID”, and “Capture-CMV”. Dominion Biologicals, Limited has registered the trademark “NOVACLONE”. Gamma Biologicals, Inc. has registered the trademark “Gamma” and several product names including “RQC”, “ELU-Kit”, “Quin”, “EGA-Kit”, “RiSE”, “Tech-Chek”, and “SegmentSampler”.

        Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but produces only one of the products with the registered trademark “RESt”. The Company continues to distribute four products manufactured by Biopool, Inc.

Competition

        Competition is based on quality of product, price, talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. In the past several years, the industry experienced aggressive price competition, particularly among manufacturers that targeted large hospitals and institutions as key customers. In spite of this competitive environment, the Company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the Company’s emphasis on product quality, the introduction of new products, specialty products, customer service and training. With the Company’s fiscal 1999 purchases of Gamma and the assets of the BCA blood bank division of Biopool International, Inc., the Company believes that Ortho Clinical Diagnostics, a Johnson & Johnson company, is now its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999 and remains the North American market leader.

        The Galileo instrument was introduced to the major European countries starting in June 2002. Throughput for the routine battery of tests is 70 per hour. This is very important to the European market, since in most cases the laboratories are open for one shift only and the testing is condensed into an eight-hour period versus a 24-hour period in the United States. The Company believes that none of the instruments marketed by its competitors can approach the speed of the Galileo. The Company believes that the machine speed will give Galileo the advantage in the U.S. market as well. The Company anticipates completing U.S. clinical trials and submitting its 510(k) pre-market notification to the FDA by early fiscal 2004. The Company expects the approval time will range between 60 days and 18 months, although there can be no assurance that the Company will obtain approval within that time frame or at all.

        In June 2003, Ortho-Clinical Diagnotics, a Johnson & Johnson company, announced that its Micro Typing Systems subsidiary received 510(k) clearance from the FDA to begin marketing the Ortho ProVue™. Throughput for ABO/Rh and antibody screening is eight to ten tests per hour and is to be used in conjunction with the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. The ProVue will compete directly with the ABS2000 only. Immucor management believes the ABS2000‘s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen will offer the customer significant price savings over the ID-Micro Typing™ Gel Test™ required for the ProVue.

        Olympus America Inc. has developed an automated analyzer for the blood donor market. The instrument performs only ABO/Rh testing and does not perform antibody screening. The Olympus instrument users currently dilute commercial ABO and Rh reagents for the machine’s use. Gamma has developed diluted ready-for-use reagents for Olympus and has received clearance from the FDA for seven of these reagents. Management does not believe the Olympus diluted reagents or Olympus instrument will have an adverse effect on the Company’s revenue or instrument strategy in North America.

        European competitors for blood bank products include Diamed, a Swiss company, and Biotest AG. Both of these companies have been established longer than the Company and may have greater financial and other resources than the Company. In Europe Diamed markets the Walk Away Diana instrument that is manufactured by Grifols, a Spanish company. This system utilizes Diamed’s proprietary gel cards and is the same instrument that will be marketed as the ProVue by Ortho-Clinical Diagnostics in the United States.

        Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the completeness of its product line, quality and price of its products, the sale of innovative products such as blood bank automation, the Company’s Capture® products (see Products), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

        Biotest AG, a German Pharmaceutical and Diagnostic company, presently has FDA licenses for six reagent products. Since the product line is incomplete there is no evidence that Biotest will be in a position, in the near term, to market a complete viable commercial product line.

        Ortho-Clinical Diagnostics also competes in the European instrument market with the AutoVue instrument. Throughput for ABO/Rh and antibody screening is 25 tests per hour. The system utilizes both Ortho gel cards and the Diamed proprietary gel cards. Immucor management believes the ABS2000‘s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen will offer the customer significant price savings over the use of gel cards.

Employees

        At July 31, 2003, the Company and its subsidiaries had a total of 521 employees. The Company had 367 full time employees in the U.S., of whom 42 were in sales and marketing, 284 were in manufacturing, research and distribution, and 41 were in administration. In Germany, Portugal, Italy, Spain, Canada, and Belgium, the Company had 154 full-time employees, of whom 75 were in sales and marketing, 46 were in research, distribution and administration and 33 were in manufacturing.

        The Company has experienced a low turnover rate among its technical and sales staff. None of the employees of the Company are represented by a union. The Company considers its employee relations to be good.

Available Information

        Immucor files reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the “1934 Act”) with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may also access this information at the Commission’s Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. Electronic versions of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may also be accessed through the Company website at www.immucor.com under “SEC Filings”. All such reports are available through the Company’s website free of charge.

Item 2.—Properties.

        The Company leases approximately 120,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2003 were approximately $630,000. The term of the lease is for a six-year period ending August 2007 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing and shipping.

        In Germany, the Company leases 1,700 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2003 totaled approximately $170,000. The term of the lease in Germany is through April 2009. In Italy rent expense for the fiscal year ended May 31, 2003 totaled approximately $90,000 for 7,400 square meters. The Company has five separate lease agreements for the facility in Italy with terms expiring between September 2004 and November 2007. In Portugal, the Company leases 125 square meters of office space and rent expense for the fiscal year ended May 31, 2003 was approximately $17,500. In Spain, the Company leases 258 square meters of office space and rent expense for the fiscal year ended May 31, 2003 was approximately $35,000. In Belgium, the Company owns land and an 8,300 square meter building subject to a first lien mortgage. In Canada, the Company owns a 15,000 square foot building on approximately one acre of land. The Company believes all of its facilities and lease terms are adequate and suitable for the Company’s current and anticipated business for the foreseeable future.

Item 3.—Legal Proceedings.

        No material proceedings are pending against the Company, and no similar proceedings are known by the Company to be contemplated by governmental authorities.

Item 4.—Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.—Market for Registrant’s Common Equity and Related Stockholder Matters.

        Immucor’s Common Stock trades on The NASDAQ National Market System of The NASDAQ Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the Common Stock for the fiscal periods indicated as reported by NASDAQ. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Period June 1 through July 31, 2003	$ 23.90	$ 19.03

Fiscal Year Ended May 31, 2003
First Quarter	$ 19.25	$ 10.84
Second Quarter	24.20	12.86
Third Quarter	25.91	15.76
Fourth Quarter	23.30	18.43

Fiscal Year Ended May 31, 2002
First Quarter	$ 3.33	$ 1.60
Second Quarter	5.43	1.67
Third Quarter	8.27	4.13
Fourth Quarter	13.17	6.87

        As of July 31, 2003, there were 296 holders of record of the Company’s common stock. The last reported sales price of the common stock on such date was $22.02.

        Immucor has not declared any cash dividends with respect to its common stock. The Company presently intends to continue to retain all earnings in connection with its business. In connection with the Company’s agreement with its principal lender, the Company granted its principal lender a security interest in substantially all of the Company’s assets in addition to other security. Additionally, the loan agreement contains certain financial and other covenants that, among other things, limit annual capital expenditure, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. See Note 3 of the consolidated financial statements.

        On July 24, 2002, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 26, 2002 and implemented on September 13, 2002. The stock split increased the number of shares of common stock outstanding to 12,243,590 shares. The stock split was the fourth for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. All share and per share amounts disclosed in this document have been restated to reflect the impact of the above stock splits.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	880,816	$5.89	90,695
Equity compensation plans not approved by security holders *	881,991	$4.91	20,175
Total	1,762,807	$5.40	110,870

* For a description of the material features of our 1990 and 1995 Employee Stock Option Plans, see Note 6 of the consolidated financial statements.

Item 6.—Consolidated Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	Year Ended May 31,
	2003	2002 (2)	2001 (2)	2000 (2)	1999 (1) (2)
Statement of Operations Data:
Net sales	$ 98,307	$ 84,144	$ 69,438	$ 76,541	$ 59,525
Cost of sales	42,790	37,477	38,086	36,408	27,551

Gross profit	55,517	46,667	31,352	40,133	31,974

Operating expenses:
Research and development	2,051	1,997	1,894	2,003	1,294
Selling, general, and administrative	31,162	29,629	30,519	30,771	23,812
Loss on impairment of goodwill	--	--	3,063	--	--
Merger-related expenses	--	--	--	--	559

Total operating expenses	33,213	31,626	35,476	32,774	25,665

Income (loss) from operations	22,304	15,041	(4,124)	7,359	6,309

Other:
Interest income	127	41	58	31	313
Interest expense	(2,406)	(4,454)	(3,747)	(2,911)	(1,416)
Other	158	1,356	229	231	202

Total other	(2,121)	(3,057)	(3,460)	(2,649)	(901)

Income (loss) before income taxes	20,183	11,984	(7,584)	4,710	5,408
Income taxes	5,813	3,189	465	1,898	1,847

Net income (loss)	$ 14,370	$ 8,795	$(8,049)	$ 2,812	$ 3,561

Income (loss) per share:
Per common share	$ 1.15	$ 0.80	$ (0.74)	$ 0.24	$ 0.31

Per common share - assuming dilution	$ 1.07	$ 0.77	$ (0.74)	$ 0.22	$ 0.30

Weighted average shares outstanding
Common shares	12,534	10,959	10,929	11,570	11,469

Common shares - assuming dilution	13,473	11,453	10,929	12,780	11,939

Balance Sheet Data:
Working capital	$ 40,872	$ 27,070	$ 19,536	$ 21,868	$ 21,141
Total assets	116,886	101,367	95,813	102,775	99,734
Long-term obligations, less current portion	18,231	31,581	39,951	34,815	31,548
Retained earnings	43,013	29,057	20,262	28,311	25,499
Shareholders' equity	73,695	43,953	29,843	40,919	40,053

(1) Includes results of Gamma Biologicals, Inc. since October 27, 1998, Medichim and Immunochim since March 15,
    1999 and BCA, a division of Biopool, since April 30, 1999.

(2) All share and per share amounts have been restated to reflect the September 2002 three-for-two stock split.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements that Immucor may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, product development or regulatory obstacles, changes in interest rates and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the audit committee of the board of directors.

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contracts normally begin in the second year of service and are billed separately from instrument revenues. The service contract revenue is recognized over the life of the contract. No material changes have been made to the revenue recognition policy during fiscal 2003.

Allowance for Doubtful Accounts

        Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 6.1% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. No material changes have been made to the allowance for doubtful accounts policy during fiscal 2003.

Inventory

        Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production levels, staffing levels and costs of operation. Actual costs and production levels may vary from the standard and are charged to the consolidated statement of operations as a component of cost of sales. Since generally accepted accounting principals require that the standard cost approximate actual cost, periodic adjustments are necessary. No material changes have been made to the inventory policy during fiscal 2003.

Goodwill and Other Long-lived Assets

        In assessing the recoverability of the Company’s goodwill and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations. See Note 16 of the consolidated financial statements.

Income Taxes

        Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2003.

Stock-based Employee Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 1 of the consolidated financial statements.

(a)         Liquidity and Capital Resources

        Net cash provided by operating activities totaled approximately $20.3 million, $13.1 million, and $2.4 million for the fiscal years 2003, 2002 and 2001, respectively. As of May 31, 2003, the Company’s cash and cash equivalents balance totaled $11.2 million. The approximately 55% increase in cash provided by operating activities from 2002 to 2003 resulted from the improvement in operating results of the Company. During fiscal 2003, the Company improved net income by $5.6 million over fiscal 2002, which included the one-time benefit of a $1.8 million settlement with Becton, Dickinson and Company and the disgorgement of $0.4 million of short-swing trading profits from the Kairos Group. The net loss in fiscal 2001 included a $3.1 million loss on impairment of goodwill related to the Company’s Belgian and French subsidiaries, and $1.3 million in expenses related to the implementation of the Company’s cost savings plan. The price increases implemented during fiscal year 2001 and 2002 continued to have a beneficial effect on the Company’s cash position in fiscal 2003. Robust demand for the Galileo high-volume instrument since its introduction to the European market also contributed to the continued improvement. Factoring the Italian accounts receivable has increased the Italian subsidiary’s cash position by $3.7 million.

        During fiscal 2003, $5.2 million of cash was used in investing activities primarily for capital expenditures of $1.9 million for Galileo and other instruments at customer sites on reagent rental agreements, $1.1 million for computer hardware and software enhancements of the enterprise software system, $1.0 million to refurbish the German facility and $1.2 for manufacturing and quality system improvements at its Norcross and Houston facilities. Planned capital expenditures for fiscal 2004 total approximately $4.2 million and include approximately $0.5 million for the new collagen project and approximately $0.3 million for Galileo reagent rental instruments installed in Europe. Additionally, the Company has budgeted $2.5 million for manufacturing and quality system improvements at its Norcross and Houston facilities, $0.3 million at the Canadian facility, and $0.3 million to upgrade the German facility as the European distribution center. Expansion of the Company’s computer network capabilities, including foreign subsidiaries, is budgeted at $0.3 million for fiscal 2004.

        Net cash used in financing activities totaled approximately $7.9 million. During fiscal 2003, the Company paid $15.8 million of long-term debt and capital lease obligations and debt issue costs. The Company received $7.9 million in cash from the exercise of stock options. Most of these options were granted in prior fiscal years and provide for exercise prices equal to the market value of the Company’s stock on the date granted. Since the Company has sustained a rise in the value of its stock during the recently completed fiscal year, option holders have exercised a large number of options. See Note 6 and Item 5¯“Market for Registrant’s Common Equity and Related Stockholder Matters—Equity Compensation Plan Information.”

        Accounts receivable decreased by $1.5 million from May 31, 2002 to May 31, 2003, dipping to approximately 95 days outstanding at May 31, 2003 from approximately 120 days sales outstanding at May 31, 2002. The effect of the Euro to dollar exchange rate increased accounts receivable by approximately $3.5 million. This was offset by the marked improvement of U.S. and Italian collections, the U.S. due to diligent collection efforts and Italian due to factoring of accounts. Inventory levels stayed relatively constant for the year at approximately 145 days sales in inventory in spite of the Euro against the dollar exchange rate effect that increased inventory $0.6 million. Income tax refund receivable, primarily in the U.S., increased due to a planned restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years. Other receivables increased $2.3 million due to the factoring of certain Italian trade accounts receivable. Net deferred income tax assets increased by $0.6 million for fiscal 2003 as the Company adjusted its assessment of estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Prepaid and other assets remained relatively constant year to year.

        The long-term investment decrease reflects a recorded impairment of $0.2 million. See Note 1 of the consolidated financial statements. Other long-term assets decreased $1.2 million in fiscal 2003 from fiscal 2002 due primarily to amortization of debt issue costs and recognition of deferred instrument costs to correspond with recognition of deferred instrument revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Deferred licensing costs remained relatively constant between the periods. Customer list declined in fiscal 2003 over fiscal 2002 due to normal amortization. Excess of cost over net tangible assets acquired increased in fiscal 2003 due to the effect of foreign exchange rates against the dollar.

        Accounts payable decreased by $0.2 million as the Company’s operating cash-flows improved. The current income tax liability decreased $3.1 million in fiscal 2003 over fiscal 2002 due primarily to tax benefits generated by the exercise of stock options. Accrued salaries and wages for 2002 included an accrual for approximately $0.7 million for manager and executive bonuses that were paid in fiscal 2003. Other accrued liabilities remained relatively constant for the period. Other long-term liabilities increased by $0.3 million primarily due to the changes in value of the interest rate swap agreement and increases in deferred instrument revenue. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risk.

        Common stock and additional paid-in capital increased by an aggregate of $10.8 million primarily due to the exercise of stock options, described above, and the related tax benefit and by $0.4 million for the three-for-two stock split. Approximately $0.1 million of stock options were exercised as of May 31, 2003, but are classified as a receivable until the amounts due from financial institutions are received. Retained earnings and comprehensive income (loss) improved by $18.6 million due to the earnings for the year and favorable changes in the net foreign exchange translation, offset by the effect of the interest rate swap and the three-for-two stock split. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations. Since the end of the fiscal year, the Euro has weakened against the dollar, which decreased accounts receivable, inventory, net property, plant and equipment and accounts payable for the period ended July 31, 2003 by $0.7 million, $0.1 million, $0.4 million and $0.2 million, respectively.

        In July 2002, the Company and its primary lender amended its loan agreement to extend the term of the existing revolving lines of credit from February 28, 2003 to December 1, 2005. Borrowings under the senior credit facility were re-priced according to a pricing grid that varies based upon the Company’s ratio of Funded Debt to EBITDA, as defined in the senior credit facility. The current interest rate on the effective date of the amendment will be LIBOR plus a spread of 200 basis points on the revolving lines of credit and Term Loan A and LIBOR plus a spread of 250 basis points on the Term Loan B.

        In December 2002, the Company drew $1.0 million on the U.S. revolving line of credit to pay off the German line of credit. The $1.0 million was paid back in May 2003.

        At May 31, 2003 there was approximately $16.0 million of outstanding debt under the lines of credit and Term Loan A and approximately $6.0 million outstanding under Term Loan B. In addition, as of May 31, 2003, the Company’s Spanish subsidiary had outstanding debt of approximately $2.1 million under lines of credit. At May 31, 2003, there is $7.0 million in funds available under the U.S. line of credit, $2.3 million available under the Canadian line of credit and $3.2 million in funds available under the German line of credit. The Company’s Italian and Belgian subsidiaries have an ability to borrow an additional $1.6 million.

        In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2001 and 2000, the Company repurchased 184,501 and 415,500 shares (pre-split) of its common stock for approximately $1.5 and $3.5 million, respectively. The Company is restricted from the repurchase of additional shares under debt covenants of the current loan agreement. The Company previously granted its principal lender a security interest in substantially all of the Company’s assets. The loan agreement also contains certain financial and other covenants, which, among other things, limit annual capital expenditures, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. The Canadian revolving line of credit and German line of credit are both guaranteed by the Company. Also, the interest rate swap agreement with the U.S. bank is guaranteed by the Company. At May 31, 2003 and May 31, 2002, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At May 31, 2003 and May 31, 2002, the Company would have paid $422,677 and $369,492, respectively, to terminate the agreement in the Company’s functional currency. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates. There are no restrictions on the Company’s foreign subsidiaries in the matter of sending dividends, or making loans or advances to the parent Company.

        Management continues to focus on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments.

Contractual Obligations and Commercial Commitments

Contractual Obligations	Payments Due by Period in thousands
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt and Lines of Credit	$24,253	$ 6,978	$17,241	$ 34	--
Capital Lease Obligations	1,888	932	956	--	--
Operating Leases	8,267	1,835	3,314	2,395	723
Other Long-Term Obligations	1,764	1,764	--	--	--
Total Contractual Cash Obligations	$36,172	$11,509	$21,511	$2,429	723

(b)         Results of Operations

        For the fiscal year ended May 31, 2003, revenues totaled a record $98.3 million, a $14.2 million (16.8%) increase over the prior year. Sales have grown as a result of general price increases, new customer contracts and renewals of group pricing contracts at substantially higher prices. Demand for the new Galileo high-volume instrument has been robust since its introduction to the European market. As of July 16, 2003, there are 60 Galileo placements in Europe. Net income increased to $14.4 million, a $5.6 million (63.4%) increase over the prior year. Diluted earnings per share totaled $1.07 for the year compared to $0.77 for the prior year. Prior year per share amounts have been restated to reflect the impact of the three-for-two stock split.

        In March 2003, Immucor, Inc. signed a development agreement for the production of human collagen mesh with Inamed Corporation (Nasdaq: IMDC), a global healthcare company and the market leader in the popular dermal filler market. Under terms of the agreement, Gamma Biologicals, Inc., Houston, Texas, a wholly-owned subsidiary of Immucor, will optimize the manufacturing process for the production of a human collagen raw material for Inamed. Gamma has proven expertise in the growth of human cell lines for the production of monoclonal antibodies. During the pendency of the development project, Inamed will continue to source its raw material needs from its current suppliers.

        In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased reactivity (excess bleeding). The need for an assay that can quantitatively differentiate patients at low, as opposed to high, risk of a detrimental heart event is critical in the pharmacological treatment of these patients. In addition, the method offers promise for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company expects to spend approximately $0.2 million to facilitate this project.

Comparison of Years Ended May 31, 2003 and May 31, 2002

Net Sales

        Sales of traditional reagent products, i.e., products not utilizing the Company’s patented Capture® technology, increased nearly $10.0 million, or 16.0%, from $61.8 million in fiscal 2002 to $71.7 million in fiscal 2003. Sales of Capture® products increased approximately $2.1 million to $18.7 million, a 12.7% increase over the prior year. The Company believes growth in reagent revenue occurred as a result of price increases in North America partially offset by declines in international sales, primarily in South American countries that are experiencing financial difficulties, and the planned exit from the distribution of certain low-margin third-party products. The Company will continue to de-emphasize sales in South America until economic stability has been restored. Instrument sales for fiscal 2003 increased by approximately $2.5 million to $7.8 million, an increase of 46% over the prior year. Instrument revenue grew primarily as a result of increased sales of the Galileo instrument to distributors in Europe. Currently, the Company is exclusively marketing this instrument to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. The effect on revenues of the change in the Euro exchange rate was an increase of $4.2 million for the fiscal year ended May 31, 2003.

Gross Profit

        Gross margin, as a percentage of sales, was 56.5% versus 55.5% for the years ended May 31, 2003 and 2002, respectively. Gross margin on traditional reagents was 59.4% for the current fiscal year, compared with 56.2% in the prior year period. Gross margin on Capture® products was 68.6%, compared with 70.7% in the prior year period. The increased sales volume of the Capture® products mentioned above were principally generated through sales to the distributor network in Europe at margins to the Company approximately 6% lower than achieved through direct sales in the U.S. The Galileo sales in Europe, primarily to distributors, were also at margins lower than would be achieved through direct sales. Instrument service continues to be provided at a loss for the year as overall instrument placements have not reached the level required for service operations to break-even. The instrument service burden reduced the gross margin, as a percentage of sales, by 0.5%. Unfavorable manufacturing variances also had a negative impact on gross profit. Management has taken initial steps to improve factory efficiency to allow for gross profit improvement. The change in the Euro exchange rate increased gross profit by approximately $1.9 million, but eroded gross margin, as a percentage of sales, by $0.5 million.

Operating expenses

        When compared to the prior year, research and development costs for fiscal 2003 increased 2.7%. Increases related to preparation for domestic field trials of the Galileo instrument were partially offset by a reduction of instrument development initiatives for the launch of the Galileo in the European market.

        Selling and marketing expenses increased $1.4 million for the year ended May 31, 2003, as compared to the prior year, of which $1.0 million was a result of the change in the Euro to dollar exchange rate. Travel and marketing expense increases associated with the sales efforts to market the Galileo in Europe and the ABS2000 in the United States accounted for the remainder of the increase for the year.

        Distribution expenses for fiscal 2003 increased by $0.3 million compared to the prior year primarily due to additional shipping expenses related to new customers and the implementation of a new shipping package configuration designed to maintain acceptable environmental temperatures and preserve product quality during shipment, as well as the exchange rate effect of the Euro versus the dollar.

        General and administrative expenses for the year ended May 31, 2003 have risen approximately $1.1 million over the prior year. The change in the Euro exchange rate accounted for approximately $0.5 million. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

        Amortization expense declined $1.3 million for the year ended May 31, 2003 as compared with the prior year due to the adoption of SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of March 1, 2003, as required by SFAS No. 142, utilizing a combination of valuation techniques, including the expected present value of future cash flows and a market multiple approach, and found no impairment.

Interest expense

        When compared to the prior year, interest expense decreased $2.0 million in fiscal 2003. The decrease is primarily the result of reduced borrowings on long-term debt and a more favorable interest rate that became effective in May 2002 under the original loan agreement and continued with the July 2002 amendment to the loan agreement. Also, lower amortization of debt issue costs due to the reset of long-term debt maturity dates further reduced interest expense for the current period.

Other income (expense)

        Other income, net, for the twelve-month period ending May 31, 2003 primarily reflects foreign currency transaction gains that exceeded foreign currency transaction losses and a $0.2 million impairment of assets. See Note 1 of the consolidated financial statements. Other income for the prior twelve-month period was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group in the amount of $0.4 million and by $1.0 million from the settlement of the Becton, Dickinson arbitration.

Income taxes

        In spite of significantly higher income levels, income tax expense increased only $2.6 million for the fiscal year ended May 31, 2003, as compared to the prior year. The income tax provision for current year earnings was offset by a $1.4 million tax benefit generated through a planned restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years and the tax benefit from the exercise of stock options. Fiscal 2002 had benefited from the utilization of U.S. net operating loss carry-forwards. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million due to continued losses. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset and was subsequently used to reduce domestic taxes in fiscal 2002 as the Company returned to profitability. The net operating loss carry-forwards generated in fiscal 2001 were fully utilized by the quarter ended February 28, 2002 to reduce the fiscal 2002 United States tax provision.

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

Gross profit

        Gross margin, as a percentage of sales, totaled 55.5% versus 45.2% in the prior year. Gross profit increased $15.3 million, as compared to the prior year, due to the aggressive price increases mentioned above. Gross profits were also enhanced by the discontinuance of significant costs incurred in the prior year to resolve ABS2000 performance issues and the related costs of product concessions provided to customers who were required to perform backup testing during the safety notification. The effect on gross profit of the change in the Euro exchange rate was a decrease of $139,000 for fiscal 2002. In fiscal 2002, the Company evaluated the carrying value of the DIAS PLUS instruments included in property, plant and equipment and estimated that the undiscounted cash flow indicated impairment. An impairment loss of approximately $270,000 was charged to depreciation expense on the statement of operations.

Operating expenses

        When compared to the prior year, research and development costs for fiscal 2002 rose 5% over fiscal 2001 and were primarily related to instrument development initiatives for the Galileo for the European market. The Galileo is designed to fulfill the need in Europe for a high-throughput blood serology-testing device with a test menu that includes antibody screening.

        Selling and marketing expenses decreased $0.9 million for fiscal 2002 as compared to the prior year. Until the fourth quarter of fiscal 2001, the Company had been developing an infrastructure to support an increased level of instrument sales. However, in light of the issues with the ABS2000 and continued customer migration to purchasing groups, the Company reevaluated the focus of its sales and marketing efforts. The domestic sales staff was significantly reduced and the Netherlands facility was closed, resulting in a positive effect on selling and marketing expenses. Travel expenses and commissions rose to partially offset the previous cost savings due to renewed instrumentation efforts and higher revenues, in the second half of fiscal year 2002, from the domestic reagent price increases.

        Distribution expenses for the year ended May 31, 2002 decreased slightly compared to the prior year, but as a percentage of sales, decreased from 9.3% to 7.5%. Additional shipping expenses related to a new purchasing group were offset by volume discounts offered by carriers.

        General and administrative expenses for the year ended May 31, 2002 increased $0.4 million. Expenses in the prior year included $1.1 million of expenses, primarily severance, related to the implementation of the cost savings plan. The increase for the year ended May 31, 2002 was due primarily to legal expenses related to the proxy contest incurred in the second quarter, various bank fees and professional fees incurred mainly for support of the enterprise software system after the June 1, 2001 implementation.

        Due to continued operating losses and reorganization at the Company’s French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash charge to earnings of approximately $3.1 million in fiscal 2001.

        Amortization expense declined $0.3 million as compared with the prior period due to the goodwill impairment mentioned above.

Interest expense

        When compared to fiscal 2001, interest expense increased $0.7 million in fiscal 2002. The increase is the result of the increased borrowings on long-term debt, bank fees related to the Company’s inability to maintain the financial covenants contained in its prior loan agreement due to past operating losses, and leases capitalized in fiscal 2001.

Other income

        Other income for fiscal 2002 rose $1.1 million. Other income for the first quarter of fiscal 2002 was favorably affected by the settlement of the Becton, Dickinson arbitration regarding their obligations under a distributor agreement. The settlement called for Becton to pay Immucor, Inc. a total of $1.8 million. A loss on the disposal of assets valuing approximately $0.8 million related to IMAGN was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees. Other income for the second quarter of fiscal 2002 was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group that contributed $0.4 million to pre-tax income.

Income taxes

        Income tax expense increased for the year ended May 31, 2002 as compared to the prior period due to higher income. During the fourth quarter of fiscal 2001, the Company elected to record a valuation allowance in an amount equal to the net deferred tax assets of the Company, amounting to $1.2 million. Effectively, this non-cash allowance reflected the elimination of domestic deferred taxes as a balance sheet asset in fiscal 2001 and reduced domestic taxes in fiscal 2002 when the Company returned to profitability. The net operating loss carry-forwards generated in fiscal 2001 also reduced the fiscal 2002 United States tax provision and were fully utilized by the quarter ended February 28, 2002. These items effectively increased reported net income for fiscal 2002 by approximately $2.3 million.

(c)         Impact of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the Company’s interest rate swap agreements. Due to the ineffectiveness of the swaps, approximately $20,500 and $31,000 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2003 and 2002, respectively. Approximately $53,000 and $267,000 were charged directly to interest expense for the years ended May 31, 2003 and 2002, respectively. The remaining balance of approximately $51,000 will be amortized over the remaining term of the loan. See Note 3 of the consolidated financial statements.

        See Note 16 of the consolidated financial statements for a discussion of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of Statement 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that is based on a promise and an expectation of performance. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The impact of adopting the Statement is recognized as a cumulative effect of a change in accounting principle as of the beginning of a company’s fiscal year in which the Statement is first applied. The Company is in the process of evaluating the impact SFAS No. 143 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

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

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of May 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company must apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of May 31, 2003.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. See Note 1 of the consolidated financial statements.

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

        In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”),Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company’s financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”),Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150‘s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its consolidated financial statements.

Item 7A.—Quantitative and Qualitative Disclosures About Market Risk

        Market Risk. The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely impact its results of operations and financial condition. To manage the volatility relating to these typical business exposures, the Company may enter into various derivative transactions when appropriate. The Company does not hold or issue derivative instruments for trading or other speculative purposes.

        Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. The Company has entered into interest rate swaps to effectively convert a portion of variable rate bank debt into fixed rates. At May 31, 2003 and May 31, 2002, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005, with an initial notional principal amount of $15 million that amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At May 31, 2003 and May 31, 2002, the Company would have paid $422,677 and $369,492, respectively, to terminate the agreement in the Company’s functional currency. See Note 3 of the consolidated financial statements. The Company had $24.3 million in outstanding debt at May 31, 2003. A 100 basis point increase or decrease in interest rates could decrease or increase annual net income by $0.2 million.

        Foreign Currency. Operating income generated outside the United States as a percentage of total operating income was 9% in 2003, 7% in 2002 and 17% in 2001. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. It has not been the Company’s practice to actively hedge its foreign subsidiaries’ assets or liabilities denominated in local currency. Most of the foreign currency exposures are managed locally by the Company’s foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2003, 2002, and 2001 the Company recorded foreign currency transaction gains (losses) of approximately $697,000, $(445,000), and $(10,000), respectively. For fiscal 2003, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $4.2 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $2.5 million.

        Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss for fiscal 2002 (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $20,500 and $16,000 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2003 and 2002, respectively. Approximately $53,000 and $267,000 were charged directly to interest expense for the years ended May 31, 2003 and 2002, respectively. The remaining balance of approximately $51,000 will be amortized over the remaining term of the loan. See Note 3 of the consolidated financial statements.

Item 8. — Financial Statements and Supplementary Data.

        The following consolidated financial statements of the Company are included under this item:

                -Report of Independent Auditors

                -Consolidated Balance Sheets, May 31, 2003 and 2002

                -Consolidated Statements of Operations for the Years Ended May 31, 2003, 2002 and 2001

                -Consolidated Statements of Shareholders’ Equity for the Years Ended May 31, 2003, 2002 and 2001

                -Consolidated Statements of Cash Flows for the Years Ended May 31, 2003, 2002 and 2001

                -Notes to Consolidated Financial Statements

                -Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (the “Company”) as of May 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. at May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in 2002 and Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2003.

                /s/ Ernst & Young LLP

Atlanta, Georgia
July 17, 2003

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 11,183,317	$ 4,012,560
Accounts receivable, trade (less allowance for doubtful accounts of
$1,655,347 in 2003 and $1,483,688 in 2002)	25,693,973	27,182,566
Other receivables	2,253,206	--
Inventories	16,921,216	15,557,034
Income taxes receivable	1,024,429	592,097
Deferred income taxes	2,705,281	987,491
Prepaid expenses and other	2,100,890	1,834,521

Total current assets	61,882,312	50,166,269

LONG-TERM INVESTMENT - At fair value	770,000	1,000,000

PROPERTY, PLANT AND EQUIPMENT - Net	21,051,235	17,027,024

DEFERRED INCOME TAXES	747,089	889,906

OTHER ASSETS - Net	1,765,376	2,977,130

DEFERRED LICENSING COSTS - Net	1,377,946	1,370,620

CUSTOMER LIST - Net	1,310,000	1,395,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	27,982,234	26,541,514

	$116,886,192	$101,367,463

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	May 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current portion of borrowings under bank line of credit agreements	$ 1,930,521	$ 1,995,630
Current portion of long-term debt	5,047,195	3,662,304
Current portion of capital lease obligations	931,934	975,506
Accounts payable	7,949,590	8,136,198
Income taxes payable	88,087	3,165,247
Accrued salaries and wages	1,364,426	1,821,452
Deferred income taxes	464,469	371,404
Other accrued liabilities	3,234,413	2,968,701

Total current liabilities	21,010,635	23,096,442

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net
of current portion	141,431	3,033,683

LONG-TERM DEBT - Net of current portion	17,133,477	27,294,082

CAPITAL LEASE OBLIGATIONS - Net of current portion	956,529	1,252,948

DEFERRED INCOME TAXES	2,916,203	2,035,387

OTHER LIABILITIES	1,032,440	702,047

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; issued and
outstanding 12,865,445 at May 31, 2003 and 11,555,635 at May 31, 2002	1,286,545	770,376
Additional paid-in capital	30,177,762	19,520,658
Retained earnings	43,013,432	29,056,538
Accumulated other comprehensive loss	(782,262)	(5,394,698)

Total shareholders' equity	73,695,477	43,952,874

	$ 116,886,192	$ 101,367,463

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2003	2002	2001

NET SALES	$ 98,306,705	$ 84,144,374	$ 69,438,114

COST OF SALES	42,790,100	37,477,187	38,086,270

GROSS PROFIT	55,516,605	46,667,187	31,351,844

OPERATING EXPENSES:
Research and development	2,051,055	1,996,742	1,893,580
Selling and marketing	13,808,386	12,393,957	13,254,242
Distribution	6,631,284	6,341,604	6,459,707
General and administrative	10,353,824	9,273,176	8,907,861
Loss on impairment of goodwill	--	--	3,062,519
Amortization expense	368,374	1,620,935	1,897,582

	33,212,923	31,626,414	35,475,491

INCOME (LOSS) FROM OPERATIONS	22,303,682	15,040,773	(4,123,647)

OTHER:
Interest income	126,838	40,700	57,530
Interest expense	(2,406,370)	(4,453,802)	(3,746,928)
Other, net	158,318	1,356,143	229,383

	(2,121,214)	(3,056,959)	(3,460,015)

INCOME (LOSS) BEFORE INCOME TAXES	20,182,468	11,983,814	(7,583,662)

INCOME TAXES	5,812,711	3,188,904	465,451

NET INCOME (LOSS)	$ 14,369,757	$ 8,794,910	$(8,049,113)

INCOME (LOSS) PER SHARE

Per common share	$ 1.15	$ 0.80	$ (0.74)

Per common share - assuming dilution	$ 1.07	$ 0.77	$ (0.74)

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE, MAY 31, 2000	7,462,118	$ 746,212	$ 16,848,804	$ 28,310,741	$(4,986,959)	$ 40,918,798
Tax benefits related to stock options and other	--	--	57,348	--	--	57,348
Stock repurchase	(184,501)	(18,450)	(1,466,263)	--	--	(1,484,713)
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	(1,598,853)	(1,598,853)
Net loss	--	--	--	(8,049,113)	--	(8,049,113)
Total comprehensive loss						(9,647,966)

BALANCE, MAY 31, 2001	7,277,617	727,762	15,439,889	20,261,628	(6,585,812)	29,843,467

Exercise of stock options and warrants	426,140	42,614	3,427,977	--	--	3,470,591
Tax benefits related to stock options and other	--	--	652,792	--	--	652,792
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	1,263,026	1,263,026
Cumulative effect of the adoption of
SFAS 133 on June 1, 2001, net of taxes	--	--	--	--	(102,721)	(102,721)
Hedge loss reclassified into earnings	--	--	--	--	30,809	30,809
Net income	--	--	--	8,794,910	--	8,794,910
Total comprehensive income						9,986,024

BALANCE, MAY 31, 2002	7,703,757	770,376	19,520,658	29,056,538	(5,394,698)	43,952,874
Exercise of stock options and warrants	1,033,058	103,306	7,225,923	--	--	7,329,229
Tax benefits related to stock options and other	--	--	3,431,181	--	--	3,431,181
Stock split, three-for-two	4,128,630	412,863	--	(412,863)	--	--
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	4,591,888	4,591,888
Hedge loss reclassified into earnings	--	--	--	--	20,548	20,548
Net income	--	--	--	14,369,757	--	14,369,757
Total comprehensive income						18,982,193

BALANCE, MAY 31, 2003	12,865,445	$ 1,286,545	$ 30,177,762	$ 43,013,432	$ (782,262)	$ 73,695,477

See notes to consolidated financial statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$ 14,369,757	$ 8,794,910	$(8,049,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,255,526	4,494,661	4,228,545
Amortization of other assets and excess of cost over net
tangible assets acquired	368,374	1,620,935	1,897,582
Amortization of debt issue costs	449,817	620,857	33,338
Impairment of goodwill	--	--	3,062,519
Disposal of assets in settlement	--	806,108	--
Impairment of fixed assets	--	268,539	--
Impairment of long term investment	230,000	--	--
Deferred tax provision	(601,092)	(530,583)	(143,950)
Provision for doubtful accounts	618,982	819,167	673,997
Changes in operating assets and liabilities:
Accounts receivable, trade	4,079,168	(6,995,826)	(115,425)
Loan to officer	--	395,826	(395,826)
Income taxes	(78,311)	3,605,083	358,633
Inventories	(2,132,654)	111,603	1,144,602
Other receivables	(1,785,881)	--	--
Other current assets	(835,037)	(288,671)	673,612
Other long-term assets	72,656	(594,604)	146,448
Accounts payable	143,435	(285,404)	(795,911)
Other current liabilities	(366,316)	(302,295)	334,101
Other long-term liabilities	505,393	549,459	(673,004)

Total adjustments	5,924,060	4,294,855	10,429,261

Cash provided by operating activities	20,293,817	13,089,765	2,380,148

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(5,234,192)	(3,367,016)	(5,522,107)

Cash used in investing activities	(5,234,192)	(3,367,016)	(5,522,107)

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended May 31,
	2003	2002	2001

FINANCING ACTIVITIES:
Borrowings, net of repayments under line of credit agreements	$ (3,351,534)	$ (496,403)	$ 2,058,297
Borrowings, net of repayments of long-term debt and capital leases	(11,378,290)	(10,978,379)	3,436,817
Borrowings, net of repayments of long-term debt to related party	--	(349,654)	349,654
Proceeds from exercise of stock options and warrants	7,865,001	2,816,097	--
Payment of debt issue costs	(1,050,000)	(763,862)	(325,144)
Stock repurchases	--	--	(1,484,713)

Cash (used in) provided by financing activities	(7,914,823)	(9,772,201)	4,034,911

EFFECT OF EXCHANGE RATE CHANGES ON CASH	25,955	937,495	(1,274,361)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,170,757	888,043	(381,409)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	4,012,560	3,124,517	3,505,926

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$ 11,183,317	$ 4,012,560	$ 3,124,517

Non-cash investing and financing activities:
Capital lease obligations	$ 695,357	$ 419,811	$ 710,129

CASH PAID DURING THE YEAR FOR:
Interest, net of amounts capitalized of $135,000 in 2001	$ 2,525,472	$ 3,397,409	$ 3,981,977
Income taxes	6,950,840	663,252	381,133

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – The Company’s principal business activities are the development, manufacture and marketing of immunological diagnostic medical products. The Company operates facilities in North America and Europe.

Consolidation Policy – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (see Note 14 of the consolidated financial statements). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications – Certain prior year balances have been reclassified to conform to the current year presentation.

Concentration of Credit Risk – At May 31, 2003 and 2002 the Company’s entire cash balance of $11,183,317 and $4,012,560, respectively, was on deposit with high quality financial institutions, located primarily in the U.S. and Italy.

The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 11 of the consolidated financial statements) and the joint manufacturer of some of the Company’s monoclonal antibody-based products. The Company believes that its business relationships with its suppliers are excellent.

Certain of the Company’s products are derived from blood having particular or rare combinations of antibodies or antigens that are found in a limited number of individuals. The Company to date has not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing its products, but there can be no assurance that the Company will always have available to it a sufficient supply of such blood.

At May 31, 2003 and 2002, the Company’s accounts receivable balance of $25,693,973 and $27,182,566, respectively, was 60% and 54% of foreign origin, predominantly European. Some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. Consideration of this risk is made when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

Factoring of accounts receivable is an additional method used by the Company to mitigate the risk of uncollectibility. When an account is factored, the balance of the account is classified as an other receivable on the consolidated balance sheet and the factoring fee, which in effect represents a discount on the related accounts receivable at an effective interest rate of approximately 4%, is charged against revenues on the consolidated statement of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Inventories – Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production levels, staffing levels and costs of operation. Actual costs and production levels may vary from the standard and are charged to the consolidated statement of operations as a component of cost of sales. Since accounting principles generally accepted in the United States require that the standard cost approximate actual cost, periodic adjustments are necessary. No material changes have been made to the inventory policy during fiscal 2003.

Interest Rate Swap – The Company uses interest rate swaps to hedge interest rate risk associated with the cash flows of some of its borrowings. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense as incurred, thereby adjusting the effective interest rate on the underlying obligation. The Company has established strict counter-party credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company estimates the risk of counter-party default to be minimal. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.

133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value, based on dealer quotes. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, as determined by comparing the terms of the interest rate swap agreements and their designated debt instruments, of a derivative’s change in fair value will be immediately recognized in earnings. Prior to the adoption of SFAS No. 133, the fair values of the interest rate swaps were not recognized in the financial statements. As of May 31, 2003 and 2002, the Company’s swap balance of $422,677 and $369,492, respectively, was included in other liabilities. See Note 3 of the consolidated financial statements.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company’s long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2003 and 2002 market rates for similar debt instruments.

Property, Plant and Equipment – Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that would significantly enhance the useful life of the asset would be capitalized. Gains and losses from the sale of plant assets are included in income. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to 30 years. Certain internal and external costs incurred in the development of computer software for internal use are capitalized and included in property, plant and equipment in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Excess of Cost Over Net Assets Acquired – Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and was being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2003 and 2002 was $7,463,000 and $6,276,000 respectively. Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. In fiscal 2001, due to continued operating losses and a reorganization of the Company’s French and Belgian operations, an impairment in value of the goodwill related to these acquisitions caused a non-cash impact on earnings of approximately $3.1 million. The Company believes that the carrying value of the remaining recorded long-lived assets is not impaired.

Long-Term Investment and Other Long-Lived Assets – The long-term investment, representing an initial $1.0 million common stock investment in Lionheart Technologies, Inc. acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 11 of the consolidated financial statements) is a wholly owned subsidiary of Lionheart Technologies, Inc.

The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the undiscounted cash flows and the carrying amount of the assets. In fiscal 2003, the Company evaluated the carrying value of the long-term investment in Lionheart Technologies and estimated that the undiscounted cash flow indicated impairment. An impairment loss of $230,000 was charged to other expense on the consolidated statement of operations. In fiscal 2002, the Company evaluated the carrying value of the DIAS Plus instruments included in property, plant and equipment and estimated that the undiscounted cash flow indicated impairment. An impairment loss of approximately $270,000 was charged to depreciation expense on the consolidated statement of operations. The settlement of the Becton, Dickinson arbitration resulted in impairment in asset value of approximately $0.8 million related to IMAGN and was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees, in other income on the consolidated statement of operations for fiscal 2002.

Deferred Costs – Deferred licensing costs primarily consist of distribution rights for the Company’s complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, and are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees for cell lines acquired in the purchase of Gamma Biologicals, Inc. (“Gamma”). Once a product is developed from a cell line, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2003 and 2002 was $1.2 million and $1.0 million, respectively.

Costs and fees associated with the Company’s bank line of credit agreements and debt obligations are included in other assets in the accompanying consolidated balance sheets and are amortized over the term of the related debt agreements. During fiscal 2002, the Company incurred $950,000 in deferred financing costs associated with obtaining a waiver to certain loan covenant violations as of May 31, 2001. Total net deferred loan costs as of May 31, 2003 and 2002 were approximately $1.2 million and $1.6 million, respectively. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations. Amortization related to deferred costs totaled approximately $450,000 and $621,000 for the years ended May 31, 2003 and 2002, respectively.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations. In 2003, 2002, and 2001 the Company recorded foreign currency transaction gains (losses) of approximately $697,000, $(445,000), and $(10,000), respectively. For fiscal 2003, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $4.2 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $2.5 million.

Revenue Recognition – Revenue from the sale of the Company’s reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service revenue normally begins in the second year of service and is billed separately from instrument revenues. The service revenue is recognized over the life of the service agreement.

Shipping and Handling Revenues and Costs – The amounts charged to customers for shipping and handling of orders are classified as revenue and reported in the statement of operations as net sales as invoiced. The cost of handling customer orders and the cost of shipments are reported in the operating cost section of the statement of operations as distribution expense as incurred. The cost of handling customer orders and the cost of shipments were approximately $6.6 million, $6.3 million and $6.5 million for the years ended May 31, 2003, 2002 and 2001, respectively.

Earnings Per Share–All earnings per share amounts reflect the September 2002 three-for-two stock split.

Stock-Based Compensation – The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the year Ended May 31,
	2003	2002	2001

Net income (loss) as reported	$ 14,369,757	$ 8,794,910	$ (8,049,113)
Deduct total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of taxes	1,317,804	1,014,068	796,326

Pro forma net income (loss)	$ 13,051,953	$ 7,780,842	$ (8,845,439)

Earnings (loss) per share as reported:
Per common share	$1.15	$0.80	$(0.74)
Per common share-assuming dilution	$1.07	$0.77	$(0.74)
Pro forma earnings (loss) per share:
Per common share	$1.04	$0.71	$(0.81)
Per common share-assuming dilution	$0.97	$0.68	$(0.81)

Advertising Costs – The amounts for advertising are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expense was $0.4 million, $0.3 million, and $0.3 million for the years ended May 31, 2003, 2002 and 2001, respectively.

Impact of Recently Issued Accounting Standards – In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to FASB Statement No. 133. This statement amended certain provisions of SFAS No. 133. Accordingly, the Company adopted SFAS No. 133, as amended by SFAS No. 138, effective the first quarter of fiscal 2002. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss (a component of shareholders’ equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes for fiscal 2002, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $20,500 and $16,000 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2003 and 2002, respectively. Approximately $53,000 and $267,000 were charged directly to interest expense for the years ended May 31, 2003 and 2002, respectively. The remaining balance of approximately $51,000 will be amortized over the remaining term of the loan. See Note 3 of the consolidated financial statements.

See Note 16 of the consolidated financial statements for a discussion of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of Statement 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that are based on a promise and an expectation of performance. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The impact of adopting the Statement is recognized as a cumulative effect of a change in accounting principle as of the beginning of a company’s fiscal year in which the Statement is first applied. The Company is in the process of evaluating the impact SFAS No. 143 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Statement is effective for year-ends beginning after December 15, 2001. The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of May 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS No. 148”). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure requirements are effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure requirements with the period ended May 31, 2003. See Stock-Based Compensation in Note 1 of the consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150‘s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its consolidated financial statements.

2.    BALANCE SHEET DETAIL

	May 31,
	2003	2002
Inventories:
Raw materials and supplies	$ 5,894,757	$ 5,725,149
Work in process	1,692,948	1,532,821
Finished goods and goods purchased for resale	9,333,511	8,299,064

	$ 16,921,216	$ 15,557,034

Property, plant and equipment:
Land	$ 356,656	$ 346,597
Buildings and improvements	6,830,566	6,410,203
Leasehold improvements	3,419,246	1,034,506
Furniture and fixtures	2,165,558	1,596,696
Machinery and equipment	24,180,716	17,814,446

	36,952,742	27,202,448
Less accumulated depreciation	(18,190,562)	(12,811,660)

Property, plant and equipment - net	18,762,180	14,390,788

Assets under capital lease:
Furniture and fixtures	144,150	137,090
Machinery and equipment	3,568,490	3,888,286

	3,712,640	4,025,376
Less accumulated depreciation	(1,423,585)	(1,389,140)

Assets under capital lease - net	2,289,055	2,636,236

Property, plant and equipment - net	$ 21,051,235	$ 17,027,024

3.     BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

	May 31,
	2003	2002

Primary Obligations
Term Loan A (Acquisition term note) (interest rates ranging from LIBOR plus 2.0% to LIBOR plus 2.75% maturing December 2005)	$ 13,750,000	$ 16,750,000
Term Loan B (Additional term loan) (interest rate ranging from LIBOR plus 2.5% to LIBOR plus 3.25% maturing December 2005)	6,000,000	6,000,000
Revolving Line of credit (Master note) (interest rate ranging from LIBOR plus 2.00% to LIBOR plus 2.75% maturing December 2005)	--	4,500,000
CAD Term Loan (Third additional term loan) (interest rate ranging from LIBOR plus 2.0% to LIBOR plus 3.25% maturing September 2002)	--	626,405
Revolving line of credit - Canadian subsidiary (denominated in Canadian dollars with interest rate ranging from LIBOR plus 2.0% to LIBOR plus 3.25% maturing December 2005)	2,224,329	2,880,524
Line of credit - German subsidiary (denominated in Deutsche Marks at an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 3.25% maturing December 2005)	--	2,574,817
Secondary Obligations
Lines of credit - Italian subsidiary (denominated in Lira with interest rates ranging from 7.25% to 9.25% maturing in February 2003)	--	465,496
Line of credit - Spanish subsidiary (denominated in Euros at an interest rate of 4.25% maturing in March 2004)	1,930,521	1,530,134
Line of credit - Spanish subsidiary (denominated in Pesetas at an interest rate of 5.0% maturing in December 2004)	141,131	112,097
Mortgage note payable - Belgian subsidiary (denominated in Belgian Francs at an interest rate of 6.25% maturing in November 2007)	206,643	199,457
Line of credit - Belgian subsidiary (denominated in Belgian Francs with interest rates ranging from 5.5% to 6.0% maturing in November 2007)	--	346,769

	24,252,624	35,985,699
Less current portion	(6,977,716)	(5,657,934)

	$17,274,908	$30,327,765

             Primary Obligations

In July 2002, the terms of the Company’s existing bank indebtedness was amended. Borrowings under the senior credit facility will be priced subject to a pricing grid that varies based upon the Company’s Funded Debt to EBITDA, as defined in the senior credit facility. The senior credit facility contains certain financial and other covenants, which, among other things, limit annual capital expenditures, prevent payment of cash dividends or the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. The facility is secured by substantially all of the Company’s assets.
At May 31, 2003, there was $7.0 million in funds available under the U.S. line of credit, $2.3 million available under the Canadian line of credit and $3.2 million in funds available under the German line of credit. The commitment fee on the unused borrowings is 0.125%. The Company guarantees the Canadian revolving line of credit and German line of credit. The Company also guarantees the interest rate swap agreement.
During fiscal 2003, the Company paid $3.0 million on Term Loan A, paid off the revolving line of credit of $4.5 million, retired the Canadian term loan of $0.6 million and retired the German line of credit amounting to $2.6 million. The Company drew $1.0 million on the U.S. revolving line of credit to pay off the German line of credit in December 2002. The $1.0 million was paid off in May 2003.

At the inception of the original acquisition Term Loan A in October 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15,000,000, which amortizes over the life of the instrument, also maturing December 2005. This transaction effectively converted Term Loan A’s floating rate to a fixed rate of 5.33% on a portion of the principal balance of $15,000,000 at inception. The fair value of the interest rate swap agreement was $(422,677) at May 31, 2003. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheets. At the inception of the original Canadian revolving line of credit in December 1996, the Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converted the revolver’s floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The Canadian swap agreement matured in December 2001. Effective June 1, 2001, the Company adopted SFAS No. 133. The cumulative effect of the adoption of SFAS No. 133 resulted in a comprehensive loss for fiscal 2002 (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U. S. loan, approximately $20,500 and $16,000 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2003 and 2002, respectively, and approximately $53,000 and $267,000 was charged directly to interest expense for the years ended May 31, 2003 and 2002, respectively. The remaining balance of approximately $51,000 will be amortized over the remaining term of the loan.

             Secondary Obligations

During fiscal 2003, the Company’s Italian subsidiary retired its outstanding obligations of $465,000 under line of credit agreements denominated in Lira with three Italian banks. At May 31, 2003, this subsidiary had an available borrowing capacity of $940,000 available under these line of credit agreements. At May 31, 2003, the Company had no funds available under the Spanish line of credit agreements.
Upon the acquisition of Medichim, the Company assumed a mortgage note that is collateralized by a first lien on Medichim’s land and building. The approximate carrying value of the land and building is $439,000. Medichim also has $666,667 in line of credit agreements denominated in Belgian Francs with one Belgian bank. These credit lines are guaranteed by the Company. At May 31, 2003, the Company had $666,667 available under these line of credit agreements.

             Aggregate maturities of all long-term obligations for each of the next five years and thereafter are as follows:

Year Ending May 31:
2004	$ 6,977,716
2005	5,183,327
2006	12,014,628
2007	42,929
2008	34,024
Thereafter	--

$24,252,624

4.    CAPITAL LEASE OBLIGATIONS

	May 31,
	2003	2002

Manufacturing equipment, bearing interest at rates ranging from 5.46% to 9.89% and with maturities ranging from April 2003 to September 2005	$ 268,775	$ 541,762
Enterprise resource planning (ERP)computer system and related equipment, bearing interest at rates ranging from 2.21% to 8.23% and with maturities ranging from January 2003 to December 2005	455,302	791,390
Office furniture and build-outs for facility expansion, bearing interest at rates ranging from 5.6% to 7.63% and with maturities ranging from January 2003 to December 2004	44,572	135,825
Office equipment, bearing interest at rates ranging from 4.54% to 10.5% and with maturities ranging from December 2003 to December 2005	157,399	223,060
Instruments and computer equipment - Belgian subsidiary, denominated in Belgian Francs bearing interest at rates ranging from 5.03% to 10.29% and with maturity dates ranging from November 2002 to April 2004	19,487	41,149
Instruments at customer sites - German subsidiary, bearing interest at 2.2% and with maturity dates ranging from April 2005 to October 2005	165,853	202,376
Computer equipment and leasehold improvements--Spanish subsidiary, bearing interest at 5.25% and maturing in November 2004	18,129	23,451
Instruments at customer sites - Italian subsidiary, bearing interest rates ranging from 2.5% - 2.75% and with maturities ranging from July 2004 to April 2006	758,946	269,441

	1,888,463	2,228,454
Less current portion	(931,934)	(975,506)

	$ 956,529	$1,252,948

All of the above capital lease obligations are collateralized by the indicated assets. Amortization on related assets is included in depreciation expense.

             Aggregate maturities of capital leases for each of the next five years and thereafter are as follows:

Year Ending May 31:
2004	$ 931,934
2005	732,343
2006	224,186
2007	--
2008	--

$ 1,888,463

        Total imputed interest to be paid out under existing capital leases as of May 31, 2003 is $102,702.

5.     COMMON STOCK

        Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend, on September 13, 2002 to shareholders of record on August 26, 2002, which resulted in the issuance of 4,128,630 shares of common stock and a corresponding decrease of $412,683 in retained earnings. All historical earnings per share amounts and reference to common stock share activity in the notes to the consolidated financial statements have been restated to reflect the three-for-two stock split.

        At May 31, 2003, the following shares of common stock are reserved for future issuance:

Common stock options - directors and employees	2,901,413
Common stock warrants - other	10,000

2,911,413

In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l., the Company issued to the seller an option to acquire, in whole or in part, 150,000 shares of Immucor stock at $5.959 per share in a transaction exempt under Section 4(2) of the Securities Act. The 150,000 options became exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010, and were valued at $310,000 at the date of the acquisition and included in goodwill. During June 2002, all 150,000 options were fully exercised.
As part of the acquisition of Dominion Biologicals, Limited, in December 1996, the Company issued to the sellers five- and ten-year warrants to acquire, in whole or in part, 717,625 and 225,000 shares of Immucor stock at $8.00 and $7.99 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 unexercised and the ten-year warrants expiring in 2006. Immucor filed a registration statement on Form S-3 in May 1999 with the Securities and Exchange Commission covering the issuance of the shares to be issued upon exercise of these warrants. As of May 31, 2003, 215,000 of the ten-year warrants had been exercised and 10,000 were outstanding.
The Company has a Shareholders’ Rights Plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company’s common stock or announces or commences a tender offer or exchange offer that could result in at least 15% ownership. If a person or a group acquires at least 15% ownership, except in a transaction approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price. Once exercisable, each right entitles the holder to purchase 1.5 shares of the Company’s common stock at an exercise price of $45, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 2009, and in most cases are redeemable at the discretion of the Board of Directors at $0.01 each. All reservations of shares of common stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.
In fiscal 1998, the Company authorized a program to repurchase up to 10% of its common stock in the open market. During fiscal 2001 and 2000, the Company repurchased 184,501 and 415,500 shares (pre-split) of its common stock for approximately $1.5 and $3.5 million, respectively. The Company is restricted from the repurchase of additional shares under debt covenants of the current loan agreement.

6.     STOCK OPTIONS

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor's stock plans, as described below, and related prices per share have been restated, for comparability purposes, to reflect the three-for-two stock split distributed in September 2002.
The Company has various stock option plans that authorize the Company’s Compensation Committee to grant employees, officers and directors options to purchase shares of the Company’s common stock. Exercise prices of stock options are determined by the Compensation Committee and have generally been the fair market value at the date of the grant.

The Company’s 1990 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,125,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.
The Company’s 1995 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,500,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.
The Company’s 1998 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,500,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1, 1995 under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:
	2003	2002	2001
Risk-free interest rate	3.93%	5.37%	5.83%
Expected life (years)	8.0	8.0	8.0
Expected volatility	71.4%	74.9%	102.3%
Expected dividend yield	0.0%	0.0%	0.0%
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Immucor’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. See Note 1 of the consolidated financial statements for pro forma presentation.
The Company is authorized to issue up to 2,901,413 shares of its Common Stock under various employee and director stock option arrangements. These arrangements include employee incentive plans discussed above and various voluntary salary reduction plans. Options granted under these plans become exercisable at various times and, unless exercised, expire at various dates through fiscal 2013. Transactions involving these stock option arrangements are summarized as follows:

			Weighted
		Range	Average
		of Exercise	Exercise
	Shares	Prices	Price
Outstanding at May 31, 2000	3,141,887	$3.600 -- 10.250	$ 5.77
Granted	151,500	$1.700 -- 3.750	$ 2.84
Expired	(739,950)	$5.220 -- 6.220	$ 6.21
Forfeited	(255,624)	$2.500 -- 10.250	$ 6.33

Outstanding at May 31, 2001	2,297,813	$1.700 -- 10.250	$ 5.39
Granted	1,077,000	$1.790 -- 11.280	$ 4.31
Exercised	(579,215)	$4.000 -- 9.670	$ 5.15
Forfeited	(81,921)	$1.790 -- 9.670	$ 5.96

Outstanding at May 31, 2002	2,713,677	$1.700 -- 11.280	$ 4.97
Granted	79,750	$12.570 -- 22.280	$16.32
Exercised	(1,003,360)	$2.000 -- 9.670	$ 5.17
Forfeited	(27,260)	$1.870 -- 8.250	$ 4.58

Outstanding at May 31, 2003	1,762,807	$1.700 -- 22.28	$ 5.40

At May 31, 2003, 2002 and 2001, options for 549,220, 1,270,538 and 1,489,725 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $6.01, $5.44 and $5.15, respectively. At May 31, 2003, 1,138,606 shares of Common Stock were available for future grants. The weighted average grant date fair value of options granted during fiscal 2003, 2002 and 2001 were $11.94, $4.31 and $2.51, respectively.
The following table as of May 31, 2003 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.
		Options Outstanding			Options Exercisable
				Weighted
Range of		Number	Weighted	Average	Number	Weighted
Exercise		of	Average	Contractual	of	Average
Prices		Shares	Exercise Price	Life (Years)	Shares	Exercise Price
$ 1.70	$ 4.00	272,250	$ 2.49	6.7	56,625	$ 3.75
4.01	6.00	949,905	4.64	8.1	109,530	5.56
6.01	10.00	442,902	6.62	5.9	380,065	6.44
10.01	22.28	97,750	15.36	9.2	3,000	10.25

		1,762,807	5.40	7.4	549,220	6.01

7.     EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per common share and common share – assuming dilution in accordance with SFAS No. 128, Earnings per Share. The Company implemented a three-for-two stock split on September 13, 2002 to shareholders of record as of the close of business on August 26, 2002. The split was effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect this stock split.

	For the year Ended May 31,
	2003	2002	2001

Numerator for basic and diluted earnings per share:
Net income (loss)	$14,369,757	$ 8,794,910	$(8,049,113)

Denominator:
For basic earnings per share - weighted average shares	12,534,490	10,959,269	10,929,245
Effect of dilutive stock options and warrants	938,707	493,889	--

Denominator for diluted earnings per share -
Adjusted weighted-average shares	13,473,197	11,453,158	10,929,245

Earnings (loss) per common share	$ 1.15	$ 0.80	$ (0.74)

Earnings (loss) per common share - assuming dilution	$ 1.07	$ 0.77	$ (0.74)

The effect of 5,000 out-of-the-money options and warrants were excluded from the above calculation as inclusion of these securities would be antidilutive for the year ended May 31, 2003. The effect of dilutive stock options and warrants was not presented for the year ended May 31, 2001, as the Company incurred a net loss during this period and inclusion of these securities would be antidilutive.

8.     COMMITMENTS AND CONTINGENCIES

         Lease Commitments

The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2007 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $1,156,000 in fiscal 2003, $1,154,000 in fiscal 2002 and $920,600 in fiscal 2001.
In Germany, the office facility is leased from a company owned by the family of a former officer. Rental payments under this lease were $170,000, $159,000 and $165,000 for fiscal 2003, 2002 and 2001, respectively, and are believed to be at fair market value.
The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2003:

Year Ending May 31:
2004	$ 1,835,127
2005	1,804,455
2006	1,509,954
2007	1,402,045
2008	992,444
Thereafter	723,159

$ 8,267,184

        The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

         Other Commitments

In March 2003, Immucor, Inc signed a development agreement for the production of human collagen mesh with Inamed Corporation (Nasdaq: IMDC). Under terms of the agreement, Gamma Biologicals, Inc., Houston, Texas, a wholly-owned subsidiary of Immucor, will optimize the manufacturing process for the production of a human collagen raw material for Inamed. During the pendency of the development project, Inamed will continue to source its raw material needs from its current suppliers. The Company expects to spend approximately $0.5 million to facilitate this project.
In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased reactivity (excess bleeding) and for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company expects to spend approximately $200,000 in fiscal 2004 to facilitate this project.
In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rentals. In connection with certain third party financing leases of the Company’s automated systems, the third party lessor’s customers are committed to purchasing reagent products exclusively from the Company. If the Company is unable to supply such products, this could represent a breach of the Company’s agreement with the third party financing company. See additional commitments in Note 11 of the consolidated financial statements.

         Contingencies

From time to time, the Company is involved in certain legal proceedings and claims which arise in the normal course of business, none of which, in the opinion of management and its counsel, are expected to have a material adverse effect on the Company’s consolidated operations or financial position.

9.     INCOME TAXES

        Sources of income (loss) before income taxes are summarized below:

	For the year Ended May 31,
	2003	2002	2001

Domestic Operations	$19,042,237	$11,826,961	$(3,877,675)
Foreign Operations	1,140,231	156,853	(3,705,987)

Total	$20,182,468	$11,983,814	$(7,583,662)

        The provision for income taxes is summarized as follows:

	For the year Ended May 31,
	2003	2002	2001

Current:
Federal	$ 6,114,270	$ 2,953,976	$ (34,169)
Foreign	398,587	489,441	934,472
State	583,210	276,070	(290,902)

	7,096,067	3,719,487	609,401

Deferred:
Federal	(1,181,916)	(633,102)	(471,516)
Foreign	100,926	53,745	85,196
State	(202,366)	48,774	242,370

	(1,283,356)	(530,583)	(143,950)

Income taxes	$ 5,812,711	$ 3,188,904	$ 465,451

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s Spanish subsidiary had net operating loss carry-forwards for income tax purposes of approximately $430,500, which expire in 2004. The Company’s German subsidiary had net operating loss carry-forwards for income tax purposes of approximately $770,500, which do not expire. The Company’s Belgian, German and Spanish subsidiaries had net operating loss carry-forwards for income tax purposes of approximately $4.3 million, $0.3 million and $0.2 million, respectively, that were recognized in the current fiscal year. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize certain of their foreign net operating loss carry-forwards and tax credits and, as a result, a deferred tax valuation allowance has been recorded against these deferred tax assets. The tax effects of significant items comprising the Company’s net deferred tax liability at May 31, 2003 and 2002 are as follows:
	May 31,
	2003	2002

Deferred tax liabilities:
Amortization	$(1,630,158)	$(1,652,831)
Depreciation	(1,470,841)	(512,518)
Other	(379,764)	(241,442)
Deferred tax assets:
Reserves not currently deductible	1,373,678	1,610,561
Operating loss carry-forwards	1,892,359	1,737,222
Uniform capitalization	509,861	539,611

	295,135	1,480,603
Valuation allowance	(223,437)	(2,009,997)

Net deferred tax asset (liability)	$ 71,698	$ (529,394)

        The Company’s effective tax rate differs from the federal statutory rate as follows:

	For the year Ended May 31,
	2003	2002	2001

Federal statutory tax rate	35%	34%	34%
State income taxes, net of federal tax benefit	2	3	2
Foreign sales corporation commissions/extraterritorial income exclusion	(2)	(1)	3
Difference in effective income tax rates of other countries	1	3	(26)
Excess of cost over tangible assets acquired - net	--	3	(4)
Change in deferred tax valuation allowance	(9)	(16)	(15)
Income from Spanish subsidiary	--	1	1
Other	2	--	(1)

	29%	27%	(6%)

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $3,431,181, $596,953, and $0 in fiscal 2003, 2002 and 2001, respectively. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

10.     TECHNOLOGY RIGHTS

In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales through August 26, 2006 from products utilizing the technology. Royalties under this agreement amounted to approximately $463,000, $472,800 and $435,200 in fiscal 2003, 2002 and 2001, respectively.

11.     INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

The Company contracted with Bio-Tek Instruments, Inc. for the development of a fully automated, “walk-away”, blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company’s patented Capture® technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15-year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. To date, Bio-Tek has not exercised this option. To maintain the exclusive worldwide marketing rights the Company was required to purchase 250 instruments over a six-year period beginning with the delivery of the first production instrument that occurred in fiscal 1997. The Company did not meet this requirement but does not view the loss of exclusivity as detrimental due to the fact that the ABS2000 is designed to work solely with the Company’s proprietary reagents. On July 31, 2002, the Company entered into a $3.3 million instrument purchasing agreement with Bio-Tek for developmental work and fifty ABS 2000 instruments. As of May 31, 2003, fourteen of these instruments have been purchased. The outstanding commitment amounts to approximately $1.8 million.
On September 1, 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and is manufacturing a fully automated analyzer known as the Galileo which has been initially targeted to the European community utilizing the Company’s Capture® technology. The instrument is marketed exclusively by Immucor subsidiaries and distributors to hospital transfusion laboratories and blood donor centers for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights the Company must purchase 250 instruments over the five-year initial term of the agreement, once shipment of production instruments commenced. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company believes it will purchase the required number of instruments to maintain exclusivity. The Company placed the first 60 instruments during fiscal 2003. The Company expects to install 75 instruments in Europe during fiscal 2004 through outright sales and reagent rental agreements. The Company anticipates completing U.S. clinical trials on the Galileo and submitting its 510(k) to the FDA in early fiscal 2004. The Company expects the approval time will range between 60 days and 18 months, however, there is no assurance that the Company will obtain approval within that time frame or at all.
In fiscal 2003, 2002 and 2001, the Company incurred and expensed approximately $388,000, $625,000 and $680,000, respectively, in instrument research and development costs.

12.     RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined in the Plan document. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2003, 2002 and 2001, the Company’s matching contributions to the plan were approximately $225,000, $180,000 and $284,000, respectively. Vesting in the Company’s matching contributions is based on years of continuous service.

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

						Earnings	Earnings Per
	Net	Gross	Operating	Net		Per Common	Common Share -
	Sales	Margin	Income	Income		Share	Assuming Dilution
FISCAL 2003
First Quarter	$23,215	$13,349	$ 5,626	$ 2,994		$0.25	$0.23
Second Quarter	23,675	13,650	5,611	3,401		$0.28	$0.26
Third Quarter	25,089	14,406	5,921	3,750		$0.30	$0.28
Fourth Quarter	26,328	14,112	5,146	4,225		$0.33	$0.31

	$98,307	$55,517	$22,304	$14,370		$1.15	$1.07

FISCAL 2002
First Quarter	$18,640	$ 9,262	$ 1,955	$ 1,253	(1)	$0.11	$0.11
Second Quarter	20,918	11,825	3,748	2,231	(2)	$0.20	$0.20
Third Quarter	21,125	11,926	3,910	2,510		$0.23	$0.21
Fourth Quarter	23,461	13,654	5,428	2,801		$0.25	$0.23

	$84,144	$46,667	$15,041	$ 8,795		$0.80	$0.77

(1)         includes $1.8 million of income, net of $0.8 million of asset impairment costs from Becton, Dickinson arbitration settlement.
(2)        includes $0.4 million of income from disgorgement of short-swing trading profits by the Kairos Group.

14.     DOMESTIC AND FOREIGN OPERATIONS

        Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

	Year Ended May 31, 2003

	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 62,000	$ 9,433	$ 7,519	$ 6,002	$ 5,546	--	$ 90,500
Affiliates	7,788	613	4	113	271	$(8,789)	--
Net instrument sales:
Unaffiliated customers	3,084	1,071	92	--	3,560	--	7,807
Affiliates	41	4,129	--	--	--	(4,170)	--

Total	72,913	15,246	7,615	6,115	9,377	(12,959)	98,307
Depreciation	2,755	834	928	106	633	--	5,256
Amortization	341	--	--	--	27	--	368
Income(loss)from operations	20,435	(300)	346	1,534	443	(154)	22,304
Interest expense	(2,017)	(111)	(57)	(200)	(21)	--	(2,406)
Interest income	6	120	--	--	1	--	127
Income tax(benefit)expense	5,378	(183)	225	510	(52)	(65)	5,813
Capital expenditures	2,487	1,707	258	61	721	--	5,234
Long-lived assets	11,795	3,224	2,927	1,058	2,047	--	21,051
Identifiable assets	109,166	14,492	18,075	9,740	10,998	(45,585)	116,886
Net assets	78,502	4,660	10,415	4,182	(287)	(23,777)	73,695

	Year Ended May 31, 2002

	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 54,180	$ 8,751	$ 5,861	$ 5,317	$ 4,687	--	$ 78,796
Affiliates	7,150	139	28	44	245	$(7,606)	--
Net instrument sales:
Unaffiliated customers	3,980	710	112	--	546	--	5,348
Affiliates	165	928	--	--	46	(1,139)	--

Total	65,475	10,528	6,001	5,361	5,524	(8,745)	84,144
Depreciation	3,105	340	590	110	350	--	4,495
Amortization	1,111	117	77	257	59	--	1,621
Income(loss)from operations	14,078	102	(20)	1,281	(295)	(105)	15,041
Interest expense	(3,832)	(206)	(52)	(330)	(34)	--	(4,454)
Interest income	17	20	2	--	2	--	41
Income tax expense(benefit)	2,700	71	20	390	62	(54)	3,189
Capital expenditures	1,132	801	807	75	552	--	3,367
Long-lived assets	11,165	1,593	2,059	990	1,220	--	17,027
Identifiable assets	96,581	12,209	12,728	9,140	8,799	(38,090)	101,367
Net assets	51,889	4,278	455	2,885	(2,290)	(13,264)	43,953

	Year Ended May 31, 2001
	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 41,288	$ 7,636	$ 5,600	$ 5,367	$ 5,954	--	$ 65,845
Affiliates	6,835	291	--	85	139	$(7,350)	--
Net instrument sales:
Unaffiliated customers	2,677	866	--	--	50	--	3,593
Affiliates	201	93	--	--	67	(361)	--

Total	51,001	8,886	5,600	5,452	6,210	(7,711)	69,438
Depreciation	3,031	299	430	96	373	--	4,229
Amortization	1,263	119	78	267	171	--	1,898
Loss on impairment of goodwill	--	--	--	--	(3,063)	--	(3,063)
(Loss)income from operations	(2,528)	698	248	1,135	(4,812)	1,135	(4,124)
Interest expense	(3,163)	(172)	(44)	(278)	(90)	--	(3,747)
Interest income	28	19	7	--	4	--	58
Income tax(benefit)expense	(536)	267	210	426	116	(18)	465
Capital expenditures	3,103	578	975	245	621	--	5,522

Note 1: Information relating to Spain, Portugal, France, and Belgium is included in “Other”.
Note 2: Revenue is allocated by geographic area based on the subsidiary with which the sale originates.

During the years ended May 31, 2003, 2002 and 2001, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $4,842,000, $5,289,000, and $5,782,000, respectively. The Company’s German operations made net export sales to unaffiliated customers of $3,089,000, $2,301,000 and $1,093,000 for the years ended May 31, 2003, 2002, and 2001, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of $2,152,000, $2,102,000 and $2,361,000 for the years ending May 31, 2003, 2002, and 2001, respectively. Product sales to affiliates are valued at market prices.

15.     COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) for the periods ended May 31, 2003, 2002 and 2001 are as follows:

	Balance	Activity	Activity	Activity	Balance
	May 31, 2000	FY 2001	FY 2002	FY 2003	May 31, 2003
Retained earnings/net income (loss)	$ 28,310,741	$(8,049,113)	$ 8,794,910	$ 14,369,757	$ 43,426,295
Three-for-two stock split	--	--	--	(412,863)	(412,863)
Net foreign currency translation	(4,986,959)	(1,598,853)	1,263,026	4,591,888	(730,898)
Cumulative effect of the adoption of SFAS
No.133 on June 1, 2001, net of taxes	--	--	(102,721)	--	(102,721)
Hedge loss reclassified to interest expense	--	--	30,809	20,548	51,357

Comprehensive income (loss)	$ 23,323,782	$(9,647,966)	$ 9,986,024	$ 18,569,330	$ 42,231,170

As a result of the adoption of SFAS No. 133 on June 1, 2001, the Company recorded an income tax benefit of $26,220 in fiscal 2002. This income tax benefit was recognized, netted against the cumulative effect, in the accompanying financial statements as a component of comprehensive income. See Note 3 of the consolidated financial statements. The remaining balance of cumulative unrecognized hedging losses as of May 31, 2003 was approximately $51,000 and will be reclassified into earnings at approximately $20,500 per year until the expiration of the loan in December 2005.

16.     EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED AND CUSTOMER LISTS

As of May 31, 2003, the financial statements included acquisition-related goodwill of $35.4 million, net of previous amortization of $7.5 million. Goodwill, net of amortization, totaled $17.8 million, $2.8 million, $0.9 million and $6.4 million in the U.S., Germany, Italy and Canada, respectively. Due to continued operating losses and reorganization of the company’s French and Belgian operations, an impairment in the total value of the goodwill related to these acquisitions resulted in a non-cash charge to earnings of approximately $3.1 million in fiscal 2001.
In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process entails assessing the fair value of the net assets underlying the Company’s acquisition related goodwill on a business-by- business basis. If the fair value is deemed less than the related carrying value, the Company is required to reduce the amount of the goodwill. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives.
The Company has applied the new accounting rules to goodwill and intangible assets, all of which were acquired prior to July 1, 2001. The Company tested goodwill for impairment as of March 1, 2003, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in impairment at May 31, 2003. The Company no longer amortizes acquisition-related goodwill. The table below shows the periods ended May 31, 2003, 2002 and 2001 on a comparative basis given the adoption of the amortization provisions of SFAS No. 142.

	For the year Ended May 31,
	2003	2002	2001

Net income (loss) as reported	$ 14,369,757	$ 8,794,910	$ (8,049,113)
Add: Goodwill amortization, net of taxes	--	922,166	1,071,396

Net income as adjusted for SFAS No. 142	$ 14,369,757	$ 9,717,076	$ (6,977,717)

Net income (loss) per common share:
As reported	$1.15	$0.80	$(0.74)
As adjusted	$1.15	$0.89	$(0.64)

Net income (loss) per common share - assuming dilution:
As reported	$1.07	$0.77	$(0.74)
As adjusted	$1.07	$0.85	$(0.64)

        The gross carrying amount and accumulated amortization of the Company’s Customer List is as follows:

	Gross	Accumulated	Net Book
	Amount	Amortization	Value
May 31, 2003:
Customer List	$1,700,000	$390,000	$1,310,000
May 31, 2002:
Customer List	$1,700,000	$305,000	$1,395,000
Amortization expense recorded on the Customer List for the years ended May 31, 2003, 2002 and 2001 was $85,000 for each year, respectively. The Customer List is being amortized over a useful life of 20 years. The estimated amortization expense relating to the Customer List for each of the next five fiscal years and thereafter is as follows:

2004	$ 85,000
2005	85,000
2006	85,000
2007	85,000
2008	85,000
Thereafter	885,000

$ 1,310,000

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2003, 2002 AND 2001

	Balance at	Charged to		Balance
	Beginning	Costs and	Deductions	at End
	of Period	Expense	(Note 1)	of Period
2003:
Allowance for doubtful accounts	$1,483,688	$618,982	$(447,323)	$1,655,347
2002:
Allowance for doubtful accounts	$1,244,488	$819,167	$(579,967)	$1,483,688
2001:
Allowance for doubtful accounts	$1,164,582	$673,997	$(594,091)	$1,244,488

Note 1:    “Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.—Directors and Executive Officers of the Registrant.

        The information contained under “Proposal One – The Election of Eight Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement related to its 2003 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 29, 2003, is incorporated herein by reference.

Item 11.—Executive Compensation.

        The information contained under “Executive Compensation” in the Company’s definitive proxy statement related to its 2003 annual meeting of shareholders, which the Company will file with the Securities and Exchange Commission no later than September 29, 2003, is incorporated herein by reference.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement related to its 2003 annual meeting of shareholders, which the Company will file with the Securities and Exchange Commission no later than September 29, 2003, is incorporated herein by reference.

Item 13.—Certain Relationships and Related Transactions.

        The information contained under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement related to its 2003 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 29, 2003, is incorporated herein by reference.

Item 14. — Controls and Procedures.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with that evaluation that occurred during the Company’s fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.—Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        Documents filed as part of this report:

        1.         Consolidated Financial Statements

        The Consolidated Financial Statements, Notes thereto, and Report of Independent Auditors thereon are included in Part II, Item 8 of this report.

        2.        Consolidated Financial Statement Schedule included in Part II, Item 8 of this report

        Schedule II—Valuation and Qualifying Accounts

        Other financial statement schedules are omitted as they are not required or not applicable.

        3.         Exhibits

        3.1       Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to
                    Immucor, Inc.’s quarterly report on Form 10-Q filed on January 16, 2001).

        3.2       Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.‘s quarterly report on Form 10-Q filed on April 11, 2002).

        4.1       Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between
                    Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to
                    Exhibit 4.1 to Immucor, Inc.‘s quarterly report on Form 10-Q filed on January 14, 2002).

        10.1     Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd.
                    (incorporated by reference to Exhibit 10.2 to Immucor, Inc.‘s Annual Report on Form 10-K for
                    the fiscal year ended May 31, 1985).

        10.1-1  Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

        10.1-2  Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd.
                    (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1992).

        10.1-3  Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

        10.1-4  Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

        10.1-5  Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

        10.2    Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No.
                   33-16275 on Form S-1).

        10.3    Agreement dated August 27, 1987, between the Company and the Kansas City Group amending
                   Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor, Inc.‘s Annual Report on Form
                   10-K for the fiscal year ended May 31, 1989).

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
                    Registration Statement No. 33-966 on Form S-1).

        10.8*   Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup
                    (incorporated by reference to Exhibit 10.8 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                     fiscal year ended May 31, 1999).

        10.9*   Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz
                    (incorporated by reference to Exhibit 10.9 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                     fiscal year ended May 31, 1999).

        10.10* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.12 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1995).

        10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.13 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1995).

        10.12* Severance Agreement dated October 13, 1998, between Immucor Inc. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.13 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 4.4 to Immucor’s Registration Statement on Form S-8 as filed on June 14,
                    2002).

        10.14* 1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

        10.15* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

        10.16* Description of 1983 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.‘s
                    Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

        10.17* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option
                    Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No.
                    33-16275 on Form S-1).

        10.18* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey
                    (incorporated by reference to Exhibit 10.20 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.19* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy
                    (incorporated by reference to Exhibit 10.22 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.20   Loan Agreement among Immucor, Inc., Dominion Biologicals, Limited, and Immucor Medizinische
                    Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of
                    February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.‘s quarterly report on
                    Form 10-Q filed April 23, 2001).

        10.21   Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion
                    Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National
                    Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.‘s quarterly report on Form
                    10-Q filed January 14, 2002).

        10.22* Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.‘s quarterly report on Form 10-Q filed January 14, 2002).

        10.23  Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals,
                   Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association
                    (incorporated by reference to Exhibit 10.23 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 2002).

        21        Subsidiaries of the Registrant.

        23.1     Consent of Ernst & Young LLP.

        31.1     Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        31.2     Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.

(b)     The following report on Form 8-K was filed during the quarter ended May 31, 2003.

         Form 8-K furnishing the Company’s third quarter 2003 earnings release on April 2, 2003.

(c)     See Exhibits listed under Item 15(a)(3).

(d)     Not applicable. See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:     /s/ EDWARD L. GALLUP

Edward L. Gallup, Chairman of the Board of Directors
and Chief Executive Officer
August 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)
August 28, 2003

/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Director, President and Chief Operating Officer
August 28, 2003

/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President— Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
August 28, 2003

/s/ RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President – Chief Scientific Officer
August 28, 2003

/s/ DANIEL T. MCKEITHAN
Daniel T. McKeithan, Director
August 28, 2003

/s/ ROSWELL S. BOWERS
Roswell S. Bowers, Director
August 28, 2003

/s/ MARK KISHEL
Mark Kishel, M.D., Director
August 28, 2003

/s/ JOSEPH E. ROSEN
August 28, 2003

John A. Harris, Director
August 28, 2003

EXHIBIT INDEX

Number                                            Description

        3.1       Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to
                    Immucor, Inc.’s quarterly report on Form 10-Q filed on January 16, 2001).

        3.2       Amended and Restated Bylaws (amended and restated as of February 12, 2002) (incorporated by reference to Exhibit 3.2 to Immucor, Inc.‘s quarterly report on Form 10-Q filed on April 11, 2002).

        4.1       Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between
                    Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to
                    Exhibit 4.1 to Immucor, Inc.‘s quarterly report on Form 10-Q filed on January 14, 2002).

        10.1     Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd.
                    (incorporated by reference to Exhibit 10.2 to Immucor, Inc.‘s Annual Report on Form 10-K for
                    the fiscal year ended May 31, 1985).

        10.1-1  Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

        10.1-2  Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd.
                    (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1992).

        10.1-3  Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

        10.1-4  Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

        10.1-5  Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life
                    Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

        10.2    Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No.
                   33-16275 on Form S-1).

        10.3    Agreement dated August 27, 1987, between the Company and the Kansas City Group amending
                   Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor, Inc.‘s Annual Report on Form
                   10-K for the fiscal year ended May 31, 1989).

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
                    Registration Statement No. 33-966 on Form S-1).

        10.8*   Employment Agreement dated October 13, 1998, between the Company and Edward L. Gallup
                    (incorporated by reference to Exhibit 10.8 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                     fiscal year ended May 31, 1999).

        10.9*   Employment Agreement dated October 13, 1998, between the Company and Ralph A. Eatz
                    (incorporated by reference to Exhibit 10.9 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                     fiscal year ended May 31, 1999).

        10.10* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.12 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1995).

        10.11* Agreement dated December 31, 1993, between Immucor Italia, S.r.l. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.13 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1995).

        10.12* Severance Agreement dated October 13, 1998, between Immucor Inc. and Dr. Gioacchino De Chirico
                    (incorporated by reference to Exhibit 10.13 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.13* 1998 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 4.4 to Immucor’s Registration Statement on Form S-8 as filed on June 14,
                    2002).

        10.14* 1995 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.14 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

        10.15* 1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.‘s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

        10.16* Description of 1983 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.‘s
                    Annual Report on Form 10-K for the fiscal year ending May 31, 1985).

        10.17* 1986 Incentive Stock Option Plan, amended July 29, 1987, including form of Stock Option
                    Agreement used thereunder (incorporated by reference to Exhibit 10.9 to Registration Statement No.
                    33-16275 on Form S-1).

        10.18* Employment Agreement dated October 13, 1998, between the Company and Steven C. Ramsey
                    (incorporated by reference to Exhibit 10.20 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.19* Employment Agreement dated October 13, 1998, between the Company and Patrick Waddy
                    (incorporated by reference to Exhibit 10.22 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 1999).

        10.20   Loan Agreement among Immucor, Inc., Dominion Biologicals, Limited, and Immucor Medizinische
                    Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of
                    February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.‘s quarterly report on
                    Form 10-Q filed April 23, 2001).

        10.21   Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion
                    Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National
                    Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.‘s quarterly report on Form
                    10-Q filed January 14, 2002).

        10.22* Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.‘s quarterly report on Form 10-Q filed January 14, 2002).

        10.23  Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals,
                   Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association
                    (incorporated by reference to Exhibit 10.23 to Immucor, Inc.‘s Annual Report on Form 10-K for the
                    fiscal year ended May 31, 2002).

        21        Subsidiaries of the Registrant.

        23.1     Consent of Ernst & Young LLP.

        31.1     Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        31.2     Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.