Form 10-Q
period 2003-08-31
IMMUCOR INC
filed 2003-10-16
CIK 736822

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

For Quarter Ended: August 31, 2003

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

As of October 10, 2003: Common Stock, $0.10 Par Value - 13,034,305

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2003 (Unaudited)	May 31, 2002 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 11,888,084	$ 11,183,317
Accounts receivable, trade (less allowance for doubtful accounts of $1,790,256 at
August 31, 2003 and $1,655,347 at May 31, 2003)	24,825,143	25,693,973
Other receivables	3,445,397	2,253,206
Inventories	18,828,941	16,921,216
Income taxes receivable	622,982	1,024,429
Deferred income taxes	2,684,864	2,705,281
Prepaid expenses and other	1,341,446	2,100,890

Total current assets	63,636,857	61,882,312

LONG-TERM INVESTMENT - At cost	770,000	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	20,865,876	21,051,235

DEFERRED INCOME TAXES	747,089	747,089

OTHER ASSETS - Net	1,680,357	1,765,376

DEFERRED LICENSING COSTS - Net	1,293,599	1,377,946

CUSTOMER LIST - Net	1,288,750	1,310,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	27,667,011	27,982,234

	$117,949,539	$116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	August 31, 2003 (Unaudited)	May 31, 2003 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 1,802,640	$ 1,930,521
Current portion of long-term debt	5,048,158	5,047,195
Current portion of capital lease obligations	801,114	931,934
Accounts payable	7,947,498	7,949,590
Income taxes payable	953,584	88,087
Accrued salaries and wages	1,926,661	1,364,426
Deferred income taxes	468,546	464,469
Other accrued liabilities	2,501,484	3,234,413

Total current liabilities	21,449,685	21,010,635

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	263,818	141,431

LONG-TERM DEBT - Net of current portion	15,366,572	17,133,477

CAPITAL LEASE OBLIGATIONS - Net of current portion	782,836	956,529

DEFERRED INCOME TAXES	2,710,047	2,916,203

OTHER LIABILITIES	880,915	1,032,440

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; 12,993,240 and
12,865,445 issued and outstanding at August 31, 2003 and May 31, 2003,
respectively	1,299,324	1,286,545
Additional paid-in capital	31,481,584	30,177,762
Retained earnings	46,689,273	43,013,432
Accumulated other comprehensive loss	(2,974,515)	(782,262)

Total shareholders' equity	76,495,666	73,695,477

	$117,949,539	$116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended
	August 31,	August 31,
	2003	2002

NET SALES	$ 27,261,648	$ 23,272,431

COST OF SALES	11,951,559	9,866,764

GROSS PROFIT	15,310,089	13,405,667

OPERATING EXPENSES:
Research and development	789,789	365,611
Selling and marketing	3,796,224	3,336,900
Distribution	2,035,181	1,789,807
General and administrative	2,684,362	2,214,220
Amortization expense	92,094	72,566

Total operating expenses	9,397,650	7,779,104

INCOME FROM OPERATIONS	5,912,439	5,626,563

OTHER INCOME (EXPENSE):
Interest income	2,815	45,272
Interest expense	(325,372)	(814,622)
Other - net	68,674	(199,182)

Total other	(253,883)	(968,532)

INCOME BEFORE INCOME TAXES	5,658,556	4,658,031
INCOME TAX EXPENSE	1,982,715	1,663,553

NET INCOME	$ 3,675,841	$ 2,994,478

Income per share:
Per common share	$0.28	$0.25

Per common share - assuming dilution	$0.27	$0.23

Weighted average shares outstanding:
Basic	12,925,403	12,181,838

Diluted	13,772,574	13,190,763

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended
	August 31,	August 31,
	2003	2002

OPERATING ACTIVITIES:
Net income	$ 3,675,841	$ 2,994,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,397,687	1,159,843
Amortization of other assets and excess of cost over net tangible assets acquired	92,094	61,963
Amortization of debt issue costs	112,454	112,454
Provision for doubtful accounts	20,213	101,690
Deferred tax provision	(116,774)	(37,189)
Changes in operating assets and liabilities:
Accounts receivable, trade	(81,467)	1,447,216
Income taxes	1,922,730	(64,039)
Inventories	(2,166,614)	(503,256)
Other receivables	(1,390,661)	--
Other current assets	619,283	(205,122)
Other long-term assets	(30,697)	14,242
Accounts payable	249,179	(509,815)
Other current liabilities	(20,353)	(1,074,996)
Other long-term liabilities	(130,515)	255,983

Total adjustments	476,559	758,974

Cash provided by operating activities	4,152,400	3,753,452

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(1,721,104)	(1,039,195)

Cash used in investing activities	(1,721,104)	(1,039,195)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	136,589	(863,545)
Payments of long-term debt and capital lease obligations net of borrowings	(1,979,797)	(5,390,324)
Payment of debt issue costs	--	(200,000)
Exercise of stock options and warrants (127,795 shares and 830,272 shares,
respectively)	717,468	5,188,666

Cash used in financing activities	(1,125,740)	(1,265,203)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(600,789)	56,960

INCREASE IN CASH AND CASH EQUIVALENTS	704,767	1,506,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,183,317	4,012,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,888,084	$ 5,518,574

See notes to consolidated financial statements.

IMMUCOR, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2003, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of August 31, 2003	As of May 31, 2003
Raw materials and supplies	$ 6,665,425	$ 5,894,757
Work in process	1,867,905	1,692,948
Finished goods	10,295,611	9,333,511

	$18,828,941	$16,921,216

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company implemented a three-for-two stock split on September 13, 2002 to shareholders of record as of the close of business on August 26, 2002. The split was effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect this stock split discussed in Note 7 to the consolidated financial statements.

Three Months Ended
	August 31,	August 31,
	2003	2002

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 3,675,841	$ 2,994,478

Denominator:
For basic earnings per share - weighted
average shares basis	12,925,403	12,181,838
Effect of dilutive stock options and warrants	847,171	1,008,925

Denominator for diluted earnings per share
-adjusted weighted average shares basis	13,772,574	13,190,763

Earnings per common share	$ 0.28	$ 0.25

Earnings per common share - assuming dilution	$ 0.27	$ 0.23

4.     DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

Three Months Ended August 31, 2003

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,960	$ 2,442	$ 2,059	$1,588	$ 1,640	$ --	$24,689
Affiliates	2,451	423	--	42	54	(2,970)	--

Total	19,411	2,865	2,059	1,630	1,694	(2,970)	24,689
Net instrument revenues:
Unaffiliated customers	1,489	340	102	111	531	--	2,573
Affiliates	(16)	1,035	--	--	40	(1,059)	--

Total	1,473	1,375	102	111	571	(1,059)	2,573
Income from operations	5,655	(426)	230	472	(73)	54	5,912
Net income (loss)	3,571	(214)	127	271	(111)	32	3,676

Three Months Ended August 31, 2002

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$15,673	$ 2,222	$ 1,467	$1,514	$ 1,194	$ --	$22,070
Affiliates	1,756	105	4	37	80	(1,982)	-

Total	17,429	2,327	1,471	1,551	1,274	(1,982)	22,070
Net instrument revenues:
Unaffiliated customers	755	199	--	--	248	--	1,202
Affiliates	18	365	--	--	--	(383)	--

Total	773	564	--	--	248	(383)	1,202
Income (loss) from operations	5,179	60	(38)	321	188	(83)	5,627
Net income (loss)	2,734	(1)	(15)	161	164	(49)	2,994

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,392,000 and $1,235,000 for the three months ended August 31, 2003 and 2002, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $867,000 and $640,000 for the three months ended August 31, 2003 and 2002, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $360,000 and $620,000 for the three months ended August 31, 2003 and 2002, respectively. Product sales to affiliates are valued at market prices.

5.     COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2003 and 2002 are as follows:

	Three Months Ended
	August 31,	August 31,
	2003	2002

Net income	$3,675,841	$ 2,994,478
Net foreign currency translation	(2,197,390)	761,691
Hedge loss reclassified to interest expense	5,137	5,137

Comprehensive income	$1,483,588	$ 3,761,306

Accumulated comprehensive loss as of August 31, 2003 and May 31, 2003 was ($2,974,515) and ($782,262), respectively. The balance, consisting primarily of net losses on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

6.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that is based on a promise and an expectation of performance. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective June 1, 2003 without impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption on January 1, 2003, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of August 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company must apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of August 31, 2003.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company adopted the provisions of EITF 00-21 effective July 1, 2003, without material impact on its financial statements.

See Note 8 to the consolidated financial statements for a discussion of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149, on July 1, 2003, did not have a material impact on the Company’s financial condition or results of operations.

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

7.     STOCK SPLIT

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

8.     STOCK-BASED COMPENSATION

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

	For the three months ended August 31,
	2003	2002

Net income as reported	$ 3,675,841	$ 2,994,478
Deduct total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of taxes	210,000	340,268

Pro forma net income	$ 3,465,841	$ 2,654,210

Earnings per share as reported:
Per common share	$0.28	$0.25
Per common share-assuming dilution	$0.27	$0.23

Pro forma earnings per share:
Per common share	$0.27	$0.22
Per common share-assuming dilution	$0.25	$0.20

9.     SUBSEQUENT EVENT

On September 19, 2003, the Board of Directors approved a three-for-two stock split, will be effected in the form of a 50% stock dividend. The expected date of distribution is November 14, 2003 to the shareholders of record at the close of business on October 24, 2003. As of October 10, 2003, the number of shares outstanding was approximately 13,034,305. The stock split will increase the number of shares of common stock outstanding to approximately 19,551,458. No adjustments have been recorded in the accompanying unaudited consolidated financial statements to reflect the impact on share information of this stock split, and no share or pershare amounts disclosed in this document have been adjusted to reflect this stock split.

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

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1, Note 6 and Note 8 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contracts normally begin in the second year of service and are billed separately from instrument revenues. Service contract revenue is recognized over the life of the contract. No material changes have been made to the revenue recognition policy during fiscal 2004.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 6.7% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. No material changes have been made to the allowance for doubtful accounts policy during fiscal 2004.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production levels, staffing levels and costs of operation. Actual costs and production levels may vary from the standard and are charged to the consolidated statement of operations as a component of cost of sales. Since generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. No material changes have been made to the inventory policy during fiscal 2004.

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

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2004.

Stock-based Employee Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 8 of the consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $4.2 million and $3.8 million for the three-month periods ending August 31, 2003 and 2002, respectively. As of August 31, 2003, the Company’s cash and cash equivalents balance totaled $11.9 million, an increase of approximately $0.7 million over the balance as of May 31, 2003. The approximately 10% increase in cash provided by operating activities from the three-month period ending August 31, 2003 over the three-month period ending August 31, 2002 resulted from the 23% improvement, or $0.7 million, in operating results of the Company for the current quarter over the prior year quarter. Sales and gross profits continue to grow as a result of market share increases and pricing. Demand for the Galileo high-volume instrument continues to be strong since its introduction to the European market.

During the three-month period ended August 31, 2003, $1.7 million of cash was used in investing activities primarily for capital expenditures of $0.8 million for Galileo and other instruments at customer sites on reagent rental agreements, $0.3 million for computer hardware and software enhancements of the enterprise software system, $0.1 million to refurbish the German facility and $0.5 million for manufacturing and quality system improvements at its Norcross and Houston facilities. Planned capital expenditures for the remainder of fiscal 2004 total approximately $2.5 million and include approximately $0.5 million for the previously announced development project to produce human collagen mesh. Additionally, the Company has budgeted $2.0 million for manufacturing and quality system improvements at its Norcross and Houston facilities, $0.3 million at its Canadian facility, and $0.2 million to upgrade its German facility as its European distribution center. Expansion of the Company’s computer network capabilities, including foreign subsidiaries, is budgeted at $0.3 million for fiscal 2004.

Net cash used in financing activities during the three-month period ended August 31, 2003 totaled approximately $1.1 million. During the three-month period ended August 31, 2003, the Company paid approximately $2.0 million of long-term debt and capital lease obligations, which was partially offset by the receipt of $0.7 million in cash from the exercise of stock options. Most of these options were granted in prior fiscal years and provide for exercise prices equal to the market value of the Company’s stock on the date granted.

During the three-month period ended August 31, 2003, accounts receivable decreased by approximately $0.9 million primarily due to the effect of the Euro to dollar exchange rate. Inventory rose $1.9 million during the three-month period ended August 31, 2003 primarily due to receipt of 9 ABS2000 instruments under an outstanding purchase commitment in the U.S., higher instrument levels in Europe and $1.2 million in raw material purchases in the U.S. Income tax refund receivable, primarily in the U.S., had increased in the three-month period ended May 31, 2003 due to a planned restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years. This receivable balance has been offset, in three-month period ended August 31, 2003, with the tax liability generated by earnings during that period, net of the tax benefit related to stock options exercised. Other receivables increased $1.1 million due to the factoring of certain Italian trade accounts receivable. Net deferred income tax assets remained relatively constant during the three-month period ended August 31, 2003. Prepaid and other assets decreased approximately $0.8 million during the three-month period ended August 31, 2003, as deposits on the ABS2000 units received during the quarter were moved into inventory and the VAT receivable in Germany declined.

Other long-term assets decreased by approximately $0.1 million due primarily to amortization of debt issue costs and recognition of deferred instrument costs to correspond with recognition of deferred instrument revenues in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Deferred licensing costs and customer list declined in the three-month period ended August 31, 2003due to normal amortization. Excess of cost over net tangible assets acquired decreased due to the effect of foreign exchange rates against the dollar.

Accounts payable remained relatively constant during the three-month period ended August 31, 2003. The income tax liability increased $0.9 million primarily due to increased earnings in the three-month period ended August 31, 2003, net of the tax benefit related to stock options exercised. Accrued salaries and wages were higher primarily due to the timing of biweekly payroll and the accrual of estimated manager and executive bonuses in the U.S. Other accrued liabilities declined during the three-month period ended August 31, 2003, due to reduced accrued audit fees and reduced suspended VAT payable on Italian factored receivables. Other long-term liabilities decreased primarily due to the changes in value of the interest rate swap agreement and decreases in deferred instrument revenue.

During the three-months ended August 31, 2003, common stock and additional paid-in capital increased by an aggregate of $1.3 million primarily due to the exercise of stock options, described above, and the related tax benefit. Approximately $31,000 of stock options were exercised as of August 31, 2003, but are classified as a receivable until the amounts due from financial institutions are received. Retained earnings and comprehensive income (loss) improved by $1.5 million due to the earnings for the three-month period ended August 31, 2003, offset by unfavorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

Management continues to focus on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings in the foreseeable future. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments.

Results of Operations

Immucor generated revenues of $27.3 million in the three-month period ended August 31, 2003, versus $23.3 million in the three-month period ended August 31, 2002. Net income totaled $3.7 million compared with a net income of $3.0 million for the three-month period ended August 31, 2002. Diluted earnings per share, totaling $0.27 on 13.8 million weighted average shares outstanding compared with diluted earnings per share of $0.23 on 13.2 million weighted average shares outstanding in the three-month period ended August 31, 2002. For the three-month period ended August 31, 2003, the effect on revenues, gross profit and net income of the change in the Euro exchange rate was an increase of $1.0 million, $0.4 million, and $0.1 million, respectively.

Net Sales

Reagent revenues grew to $24.7 million compared to $22.0 million in the three-month period ended August 31, 2003, a 12.3% increase. The Company believes growth in reagent revenue occurred as a result of price increases in North America, which contributed $0.6 million to the increase, and volume increases in traditional reagents and proprietary Capture® products. Capture® sales were $4.8 million versus $4.4 million in the three-month period ended August 31, 2002. Sales of instruments of $2.5 million were more than double instrument sales in the three-month period ended August 31, 2002of $1.2 million. Instrument sales grew as a result of new placements and concentrated efforts to reduce the backlog of instruments installed but not recorded as revenue due to post installation criteria. The instrument backlog currently stands at $0.8 million.

Gross Margin

Gross margin was 56.2% for the three-month period ended August 31, 2003 versus 57.6% for the three-month period ended August 31, 2002. The gross margin on traditional reagents remained relatively constant at 59.8% for the three-month period ended August 31, 2003, as compared to 60.9% in the three-month period ended August 31, 2002. The gross margin on Capture® products was 64.6% for the three-month period ended August 31, 2003, compared with 67.4% in the three-month period ended August 31, 2003. The gross margin percentage on Capture® products was diminished by increased sales through the distributor network in Europe at lower margins to the Company. The Company believes that utilizing distributors established in key European markets is far more advantageous to the Company than developing its own sales and distribution network in these markets.

Gross margin on instruments was 40% versus 50% in the three-month period ended August 31, 2002. The percentage erosion on instruments was due to the previously mentioned growth in instrument sales through third party distributors in Europe. The percentage erosion was partially offset by instrument service that was provided at approximately break-even during the three-month period ended August 31, 2003, an improvement over previous periods in which service was provided at a loss since overall instrument placements had not reached the level required for service operations to be profitable.

Operating expenses

When compared to the three-month period ended August 31, 2002, research and development costs have approximately doubled for the quarter ended August 31, 2003, from $0.4 million to $0.8 million. Increases are primarily related to domestic field trials of the Galileo instrument, expenditures for the Biotek platelet and Collagen projects, additional expenses for new product initiatives and expenses related to the promotion of the Chief Scientific Officer who was previously considered part of the cost of manufacturing operations.

Selling and marketing expenses increased $0.5 million for the three-month period ended August 31, 2003, as compared to the three-month period ended August 31, 2002. The increase is primarily related to travel and marketing expense associated with the sales efforts to market the Galileo in Europe, the ABS2000 road show in the United States, and expenditures for product branding. Additionally, the change in the Euro exchange rate resulted in an increase of approximately $0.3 million in selling and marketing expenses.

Distribution expenses for the three-month period ended August 31, 2003, increased by $0.2 million compared to the three-month period ended August 31, 2002, primarily due to additional shipping expenses related to new customers and the implementation of a new shipping package configuration for the Houston facility. The configuration is designed to maintain acceptable environmental temperatures and preserve product quality during shipment during the hot summer months but resulted in a significant increase in the weight and volume of packages processed.

General and administrative expenses for the three-month period ended August 31, 2003, have risen approximately $0.5 million over the three-month period ended August 31, 2002. The change in the Euro exchange rate accounted for approximately $0.2 million. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

Amortization expense remained relatively constant for the three-month period ended August 31, 2003, as compared with the three-month period ended August 31, 2002. In June 2002, the Company adopted SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of March 1, 2003, utilizing a combination of valuation techniques, including the expected present value of future cash flows and a market multiple approach, and found no impairment.

Interest expense

When compared to the three-month period ended August 31, 2002, interest expense decreased $0.5 million in three-month period ended August 31, 2003. The decrease is primarily the result of reduced borrowings on long-term debt and a favorable mark-to-market adjustment of the interest rate swap agreement.

Other income (expense)

Other income, net, for the three-month period ended August 31, 2003, primarily reflects foreign currency transaction gains that exceeded foreign currency transaction losses, over the three-month period ended August 31, 2002, where foreign currency transaction losses exceeded foreign currency transaction gains.

Income taxes

The provision for income taxes rose with the increase of pretax income, but remained relatively constant as a percentage of pretax income, for the three-month period ended August 31, 2003, versus the three-month period ended August 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2003. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

ITEM 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)     The Company has filed the following exhibits with this report.

10.14      Amended and Restated 1995 Stock Option Plan.

31.1       Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2       Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1       Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(b)     The following report on Form 8-K was filed during the quarter ended August 31, 2003.

        Form 8-K furnishing the Company’s fourth quarter 2003 earnings release on July 16, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.

(Registrant)

Date: October 15, 2003                                                    By: /s/ Edward L. Gallup
Edward L. Gallup, President and Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

                                                                                            /s/ Steven C.Ramsey
Steven C. Ramsey, Senior Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

Number Description

10.14      Amended and Restated 1995 Stock Option Plan.

31.1       Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2       Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1       Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	The certifications contained in these exhibits are not “filed” for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r], or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.