Form 10-Q
period 2003-11-30
IMMUCOR INC
filed 2004-01-14
CIK 736822

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

For Quarter Ended: November 30, 2003

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

As of January 9, 2004: Common Stock, $0.10 Par Value - 19,682,725

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2003 (Unaudited)	May 31, 2003 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 9,362,232	$ 11,183,317
Accounts receivable, trade (less allowance for doubtful accounts of $1,942,424 at
November 30, 2003 and $1,655,347 at May 31, 2003)	25,007,075	25,693,973
Other receivables	2,028,565	2,253,206
Inventories	19,502,794	16,921,216
Income taxes receivable	849,272	1,024,429
Deferred income taxes	2,711,270	2,705,281
Prepaid expenses and other	1,380,140	2,100,890

Total current assets	60,841,348	61,882,312

LONG-TERM INVESTMENT - At cost	770,000	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	22,347,304	21,051,235

DEFERRED INCOME TAXES	476,328	747,089

OTHER ASSETS - Net	1,526,712	1,765,376

DEFERRED LICENSING COSTS - Net	1,240,159	1,377,946

CUSTOMER LIST - Net	1,267,500	1,310,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	28,419,511	27,982,234

	$ 116,888,862	$ 116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	November 30, 2003 (Unaudited)	May 31, 2003 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ -	$ 1,930,521
Current portion of long-term debt	5,051,612	5,047,195
Current portion of capital lease obligations	834,600	931,934
Accounts payable	8,328,194	7,949,590
Income taxes payable	663,846	88,087
Accrued salaries and wages	1,508,585	1,364,426
Deferred income taxes	482,744	464,469
Other accrued liabilities	1,827,757	3,234,413

Total current liabilities	18,697,338	21,010,635

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	288,026	141,431

LONG-TERM DEBT - Net of current portion	9,541,268	17,133,477

CAPITAL LEASE OBLIGATIONS - Net of current portion	726,635	956,529

DEFERRED INCOME TAXES	2,795,620	2,916,203

OTHER LIABILITIES	948,242	1,032,440

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; 19,639,920 and
12,865,445 issued and outstanding at November 30, 2003 and May 31, 2003,
respectively	1,963,992	1,286,545
Additional paid-in capital	32,428,246	30,177,762
Retained earnings	49,470,580	43,013,432
Accumulated other comprehensive loss	28,915	(782,262)

Total shareholders' equity	83,891,733	73,695,477

	$ 116,888,862	$ 116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

NET SALES	$ 27,207,434	$ 23,732,053	$ 54,469,082	$ 47,004,484

COST OF SALES	11,998,162	10,025,022	23,949,721	19,891,786

GROSS MARGIN	15,209,272	13,707,031	30,519,361	27,112,698

OPERATING EXPENSES:
Research and development	671,726	414,396	1,461,515	780,007
Selling and marketing	4,175,699	3,359,544	7,971,923	6,696,444
Distribution	1,846,744	1,708,596	3,881,925	3,498,403
General and administrative	2,674,306	2,486,173	5,358,668	4,700,393
Amortization expense	92,094	127,181	184,188	199,747

Total operating expenses	9,460,569	8,095,890	18,858,219	15,874,994

INCOME FROM OPERATIONS	5,748,703	5,611,141	11,661,142	11,237,704

OTHER INCOME (EXPENSE):
Interest income	4,079	42,011	6,894	87,283
Interest expense	(313,467)	(558,332)	(638,839)	(1,372,954)
Other - net	(107,265)	369,201	(38,591)	170,019

Total other	(416,653)	(147,120)	(670,536)	(1,115,652)

INCOME BEFORE INCOME TAXES	5,332,050	5,464,021	10,990,606	10,122,052
INCOME TAX EXPENSE	1,890,234	2,062,874	3,872,949	3,726,427

NET INCOME	$ 3,441,816	$ 3,401,147	$ 7,117,657	$ 6,395,625

Earnings per share:
Basic	$0.18	$0.18	$0.37	$0.35

Diluted	$0.17	$0.17	$0.34	$0.32

Weighted average shares outstanding:
Basic	19,584,770	18,428,403	19,485,904	18,350,580

Diluted	20,850,784	19,897,103	20,759,907	19,857,954

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended
	November 30,	November 30,
	2003	2002

OPERATING ACTIVITIES:
Net income	$ 7,117,657	$ 6,395,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,890,453	2,230,788
Amortization of other assets and excess of cost over net tangible assets acquired	184,188	199,747
Amortization of debt issue costs	224,906	224,907
Provision for doubtful accounts	97,579	191,759
Deferred tax provision	327,572	(37,932)
Changes in operating assets and liabilities:
Accounts receivable, trade	911,148	360,036
Income taxes	1,866,176	(204,232)
Inventories	(2,534,070)	(1,894,701)
Other receivables	256,664	--
Other current assets	609,561	(862,020)
Other long-term assets	30,136	(45,561)
Accounts payable	330,670	329,453
Other current liabilities	(1,295,945)	(1,768,133)
Other long-term liabilities	(94,870)	423,915

Total adjustments	3,804,168	(851,974)

Cash provided by operating activities	10,921,825	5,543,651

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(3,736,280)	(2,764,717)

Cash used in investing activities	(3,736,280)	(2,764,717)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	(1,823,107)	(720,244)
Payments of long-term debt and capital lease obligations net of borrowings	(8,191,024)	(6,446,169)
Payment of debt issue costs	--	(425,000)
Payment for fractional stock dividend shares	(6,199)	--
Exercise of stock options and warrants (127,795 shares and 830,272 shares,
respectively)	1,261,745	6,447,020

Cash used in financing activities	(8,758,585)	(1,144,393)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(248,045)	192,107

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,821,085)	1,826,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,183,317	4,012,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,362,232	$ 5,839,208

See notes to consolidated financial statements.

IMMUCOR, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2003, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of November 30, 2003	As of May 31, 2003
Raw materials and supplies	$ 6,022,688	$ 5,894,757
Work in process	1,779,629	1,692,948
Finished goods	11,700,477	9,333,511

	$19,502,794	$16,921,216

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company implemented a three-for-two stock split on November 14, 2003 to shareholders of record as of the close of business October 24, 2003. The Company implemented a three-for-two stock split on September 13, 2002 to shareholders of record as of the close of business on August 26, 2002. The splits were effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect the stock splits discussed in Note 7 to the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 3,441,816	$ 3,401,147	$7,117,657	$ 6,395,625

Denominator:
For basic earnings per share - weighted
average shares basis	19,584,770	18,428,403	19,485,904	18,350,580
Effect of dilutive stock options and warrants	1,266,014	1,468,700	1,274,003	1,507,374

Denominator for diluted earnings per share
-adjusted weighted average shares basis	20,850,784	19,897,103	20,759,907	19,857,954

Earnings per common share	$ 0.18	$ 0.18	$ 0.37	$ 0.35

Earnings per common share - assuming dilution	$ 0.17	$ 0.17	$ 0.34	$ 0.32

4.     DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

Three Months Ended November 30, 2003

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,583	$ 2,505	$ 2,202	$1,869	$ 1,973	$ --	$25,132
Affiliates	2,124	441	--	23	15	(2,603)	--

Total	18,707	2,946	2,202	1,892	1,988	(2,603)	25,132
Net instrument revenues:
Unaffiliated customers	743	903	123	--	306	--	2,075
Affiliates	22	1,084	--	--	--	(1,106)	--

Total	765	1,987	123	--	306	(1,106)	2,075
Income from operations	5,155	6	83	549	11	(55)	5,749
Net income (loss)	3,202	(120)	45	343	5	(33)	3,442

Three Months Ended November 30, 2002

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$14,979	$ 2,283	$ 2,070	$1,461	$ 1,346	$ --	$22,139
Affiliates	1,733	117	--	23	47	(1,920)	-

Total	16,712	2,400	2,070	1,484	1,393	(1,920)	22,139
Net instrument revenues:
Unaffiliated customers	616	580	9	--	388	--	1,593
Affiliates	3	888	--	--	--	(891)	--

Total	619	1,468	9	--	388	(891)	1,593
Income from operations	4,978	16	193	320	100	4	5,611
Net income (loss)	3,085	(12)	117	160	50	1	3,401

Six Months Ended November 30, 2003

	U.S	Germany	Italy	Canada	Other	Elimination	Consolidated
Net reagent revenues:
Unaffiliated customers	$33,543	$ 4,947	$ 4,261	$3,457	$ 3,613	$ --	$49,821
Affiliates	4,575	864	--	65	69	(5,573)	--

Total	38,118	5,811	4,261	3,522	3,682	(5,573)	49,821
Net instrument revenues:
Unaffiliated customers	2,232	1,243	225	111	837	--	4,648
Affiliates	6	2,119	--	--	40	(2,165)	--

Total	2,238	3,362	225	111	877	(2,165)	4,648
Income (loss) from operations	10,810	(420)	313	1,021	(62)	(1))	11,661
Net income (loss)	6,773	(334)	172	614	(106)	(1)	7,118

Six Months Ended November 30, 2002

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$30,652	$ 4,505	$ 3,537	$2,976	$ 2,539	$ --	$44,209
Affiliates	3,490	222	4	60	126	(3,902)	--

Total	34,142	4,727	3,541	3,036	2,665	(3,902)	44,209
Net instrument revenues:
Unaffiliated customers	1,371	779	9	--	636	--	2,795
Affiliates	21	1,253	--	--	--	(1,274)	--

Total	1,392	2,032	9	--	636	(1,274)	2,795
Income from operations	10,157	76	155	641	288	(79)	11,238
Net income (loss)	5,819	(14)	101	321	217	(48)	6,396

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,211,000 and $1,006,000 for the three months ended November 30, 2003 and 2002, respectively and approximately $2,603,000 and $2,237,000 for the six months ended November 30, 2003 and 2002, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $1,296,000 and $919,000 for the three months ended November 30, 2003 and 2002, respectively and approximately $2,163,000 and $1,559,000 for the six months ended November 30, 2003 and 2002, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $538,000 and $490,000 for the three months ended November 30, 2003 and 2002, respectively and approximately $898,000 and $1,110,000 for the six months ended November 30, 2003 and 2002, respectively. Product sales to affiliates are valued at market prices.

5.     COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Net income	$ 3,441,816	$ 3,401,147	$ 7,117,657	$ 6,395,625
Net foreign currency translation	2,998,293	(248,917)	800,903	512,774
Hedge loss reclassified into earnings	5,137	5,137	10,274	10,274

Comprehensive income	$ 6,445,246	$ 3,157,367	$ 7,928,834	$ 6,918,673

Accumulated comprehensive income (loss) as of November 30, 2003 and May 31, 2003 was $28,915 and ($782,262), respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption on January 1, 2003, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of November 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company must apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of November 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150‘s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150, on September 1, 2003, did not have a material effect on the Company’s financial condition or results of operations.

7.     STOCK SPLITS

On September 19, 2003, the Board of Directors approved a three-for-two stock split, which was effected in the form of a 50% stock dividend. The date of distribution was November 14, 2003 to the shareholders of record at the close of business on October 24, 2003. The number of shares outstanding at the close of business on October 24, 2003 was 13,090,834. The stock split added an additional 6,543,111 shares to outstanding shares. All share and per share amounts disclosed in this document have been restated to reflect this stock split. The total number of shares outstanding at the stock split pay date was 19,633,945.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Net income as reported	$ 3,441,816	$ 3,401,147	$ 7,117,657	$ 6,395,625
Deduct total stock-based employee compensation expense determined under fair value based methoeds for all awards, net of taxes	232,787	338,731	442,787	678,999

Pro forma net income	$ 3,209,029	$ 3,062,416	$ 6,674,870	$ 5,716,626
Earnings per share as reported:
Per common share	$0.18	$0.18	$0.37	$0.35
Per common share - assuming dilution	$0.17	$0.17	$0.34	$0.32
Pro forma earnings per share:
Per common share	$0.16	$0.17	$0.34	$0.31
Per common share - assuming dilution	$0.15	$0.15	$0.32	$0.29

9.     SUBSEQUENT EVENT

On December 18, 2003 the Company closed a new $27 million secured credit facility with SunTrust Bank. The new credit facility matures in three years and is composed of a $15 million revolver and a $12 million term loan, both at terms more favorable to the Company than its previous credit facility. The Company terminated its secured bank line of credit and term loan that had been in place since 1998 with a different bank. The Company will record a non-cash, pre-tax charge of $924 thousand in the third quarter to write off unamortized deferred financing charges related to its previous credit facility. This charge will reduce third quarter earnings by approximately $0.03 per diluted share

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, product development or regulatory obstacles, changes in interest rates, fluctuations in foreign currency exchange rates and general economic conditions. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

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

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents is recognized upon shipment since both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

We adopted Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into in the second quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated based on the estimated fair value of the units of accounting, which requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraph have been met.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 7.2% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. No material changes have been made to the allowance for doubtful accounts policy during fiscal 2004.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production levels, staffing levels and costs of operation. Actual costs and production levels may vary from the standards and are charged to the consolidated statements of operations as a component of cost of sales. Since generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. No material changes have been made to the inventory policy during fiscal 2004.

Goodwill and Other Long-lived Assets

In assessing the recoverability of the Company’s goodwill and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and indefinite lived intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

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

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $10.9 million and $5.5 million for the six-month periods ending November 30, 2003 and 2002, respectively. As of November 30, 2003, the Company’s cash and cash equivalents balance totaled $9.4 million, a decrease of approximately $1.8 million from the balance as of May 31, 2003. Cash provided by operating activities from the six-month period ending November 30, 2003 over the six-month period ending November 30, 2002 increased significantly, as detailed below.

During the six-month period ended November 30, 2003, accounts receivable decreased by approximately $0.7 million primarily due to improved collections. Factored Italian accounts receivables that are classified as other receivables, had a net decline of $0.2 million as advances that were received on the accounts. Inventory rose $2.6 million during the six-month period ended November 30, 2003 primarily due to receipt of 21 ABS2000 instruments under an outstanding purchase commitment in the U.S. and higher instrument levels in Europe. Income tax refunds receivable, primarily in the U.S., had increased in the three-month period ended May 31, 2003 due to a planned restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years. This receivable balance has been offset, in the six-month period ended November 30, 2003, with the tax liability generated by earnings during that period, net of the tax benefit related to stock options exercised. Prepaid and other assets decreased approximately $0.7 million during the six-month period ended November 30, 2003, as deposits on the ABS2000 units received during the period were moved into inventory and the VAT receivable in Germany declined.

Other long-term assets decreased by approximately $0.2 million due primarily to amortization of debt issue costs. Deferred licensing costs and customer list declined in the six-month period ended November 30, 2003 due to normal amortization. Excess of cost over net tangible assets acquired increased due to the effect of foreign exchange rates against the dollar.

Accounts payable remained relatively constant during the six-month period ended November 30, 2003 when compared to changes is accounts payable levels at November 30, 2002. Income tax liability increased $0.6 million primarily due to increased earnings in the six-month period ended November 30, 2003, net of the tax benefit related to stock options exercised. Accrued salaries and wages were relatively constant during the six-month period ended November 30, 2003. Net deferred income tax liabilities remained relatively constant during the six-month period ended November 30, 2003. Other accrued liabilities declined during the six-month period ended November 30, 2003, due to reduced accrued audit fees and reduced suspended VAT payable on Italian factored receivables. Other long-term liabilities decreased primarily due to the changes in the value of the interest rate swap agreement and decreases in deferred instrument revenue.

During the six-month period ended November 30, 2003, $3.7 million of cash was used in investing activities primarily for capital expenditures of $1.8 million for Galileo and other instruments at customer sites on reagent rental agreements and for demonstration, $0.3 million for computer hardware and software enhancements of the enterprise software system, $0.1 million to refurbish the German facility, $1.0 million for manufacturing and quality system improvements at its Norcross and Houston facilities and approximately $0.5 million for the previously announced development project to produce human collagen mesh. Planned capital expenditures for the remainder of fiscal 2004 total approximately $1.5 million. Additionally, the Company has budgeted $1.0 million for manufacturing and quality system improvements at its Norcross and Houston facilities, $0.3 million at its Canadian facility, and $0.2 million to upgrade its German facility as its European distribution center.

Net cash used in financing activities during the six-month period ended November 30, 2003 totaled approximately $8.8 million, including approximately $10.0 million in payments of long-term debt, line of credit and capital lease obligations, which was partially offset by the receipt of $1.3 million in cash from the exercise of stock options. Most of these options were granted in prior fiscal years and provide for exercise prices equal to the market value of the Company’s stock on the date granted.

During the six-months ended November 30, 2003, common stock and additional paid-in capital increased by an aggregate of $2.9 million primarily due to the exercise of stock options, described above, including the related tax benefit. Approximately $113,000 of stock options (aggregate exercise price) were exercised as of November 30, 2003, but are classified as a receivable until the amounts due from financial institutions are received. Also, common stock increased and retained earnings decreased by approximately $0.6 million due to the effect of the three-for-two stock split on November 14, 2003. Retained earnings and comprehensive income (loss) improved by $7.9 million due to the earnings for the six-month period ended November 30, 2003 and by favorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

Management continues to focus on reducing the debt on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings in the foreseeable future. Management expects that cash and cash equivalents and internally generated funds will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments.

Results of Operations

Immucor generated net sales of $27.2 million in the three-month period ended November 30, 2003, versus $23.7 million in the three-month period ended November 30, 2002 and $54.5 million in the six-month period ended November 30, 2003, versus $47.0 million in the six-month period ended November 30, 2002. Net income for the three-month period ended November 30, 2003 totaled $3.4 million, equivalent to the same quarter last year and $7.1 million in the six-month period ended November 30, 2003, versus $6.4 million in the six-month period ended November 30, 2002. Diluted earnings per share, totaling $0.17 on 20.9 million weighted average shares outstanding for the three-month period ended November 30, 2003, compared with diluted earnings per share of $0.17 on 19.9 million weighted average shares outstanding in the three-month period ended November 30, 2002. Diluted earnings per share, totaling $0.34 on 20.8 million weighted average shares outstanding for the six-month period ended November 30, 2003, compared with diluted earnings per share of $0.32 on 19.9 million weighted average shares outstanding in the six-month period ended November 30, 2002. All share and per share amounts have been adjusted to reflect the three-for-two stock splits effected in the form of a 50% stock dividend that were distributed on November 14, 2003 and September 13, 2002. For the three-month period ended November 30, 2003, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $1.2 million and $0.4 million, respectively, and minimal for net income. For the six-month period ended November 30, 2003, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $2.2 million and $1.0 million, respectively and minimal for net income.

Net Sales

Sales of instruments were $2.1 million in the second quarter of 2004 compared to $1.6 million in the second quarter of 2003. Instrument sales for the six months grew by approximately $1.9 million to $4.6 million, a 66% increase over the six months ended November 30, 2002. Comparing the quarter ended November 30, 2003 to the quarter ended August 31, 2003, sales of instruments in Europe grew to $1.3 million in the second quarter of fiscal 2004, up from $1.0 million in the first quarter. Demand for the Galileo high volume instrument continues to be strong since its introduction to the European market. During the quarter, 23 Galileo instruments were placed, 13 outright sales and 10 placed under reagent rental agreements, resulting in 93 Galileo placements in Europe as of November 30, 2003, and an additional 8 Galileos have been placed under evaluation at customer sites. In the U.S. instrument sales fell to $740 thousand in the second quarter versus $1.5 million in the first quarter. The timing of instrument sales for the U.S. is difficult to predict due to the long sales cycle. The instrument backlog in the U.S. currently stands at $0.8 million. Galileo clinical trial data has been collected in the U.S. and the Company is in the process of preparing the FDA submission that is expected to be submitted in February.

Comparing the quarter ended November 30, 2003 to the quarter ended August 31, 2003, there was a decline of approximately $0.4 million in U.S. traditional reagent sales comprised of products not utilizing the Company’s patented Capture® technology,from the first quarter of fiscal 2004 due primarily to reduced sales of serum and cell products. The shortfall is believed to be due in large part to customer ordering patterns, mainly for international distributors who buy the Company’s products in the U.S., and not from an overall decrease in demand or loss of market share. Comparing the quarter ended November 30, 2003 to the quarter ended November 30, 2002, sales of traditional reagent products increased $2.0 million, or 11.5%, from $17.5 million in the second quarter of fiscal 2003 to $19.5 million in the second quarter of fiscal 2004. Year to date traditional reagent sales increased $4.4 million, or 12.5%, from $35.1 million in the six-month period ended November 30, 2002 to $39.5 million in the six-month period ended November 30, 2003. Sales of Capture® products increased approximately $1.0 million to $5.6 million for the three-month period ended November 30, 2003, a 22.7% increase over the prior year quarter. For the six-month period ended November 30, 2003, sales of Capture® products increased approximately $1.5 million to $10.5 million, an increase of 16.8% over the six-month period ended November 30, 2002. The Company believes growth in reagent revenue occurred primarily as a result of price increases including group contract renewals at higher prices in North America, which contributed $1.2 million and $1.8 million to the increase for the three-month and six-month periods ended November 30, 2003, respectively.

Gross Margin

Gross margin, as a percentage of sales, was 55.9% and 56.0% for the three-month and six-month period ended November 30, 2003, respectively, versus 57.8% and 57.7% for the three-month and six-month period ended November 30, 2002, respectively. The gross margin on traditional reagents remained relatively constant at 60.4% and 60.1% for the three-month and six-month period ended November 30, 2003, respectively, as compared to 59.8% and 60.3% in the three-month and six-month period ended November 30, 2002, respectively. The gross margin on Capture® products was 62.0% and 62.3% for the three-month and six-month period ended November 30, 2003, respectively, as compared to 69.3% and 68.4% in the three-month and six-month period ended November 30, 2002, respectively. The gross margin percentage on Capture® products was diminished by increased sales through the distributor network in Europe at lower margins to the Company. The Company believes that utilizing distributors established in key European markets is far more advantageous to the Company than developing its own sales and distribution network in these markets. The gross margin on instruments was 44.5% for the quarter ended November 30, 2003, compared to 42.8% for the quarter ended November 30, 2002. Instrument service continued to be provided at a loss for the three-month and six-month periods ended November 30, 2003, as overall instrument placements have not reached the level required for service operations to break-even.

Gross margin, as a percentage of sales, was less than expected based on the Company’s previously announced expectations. The decline in U.S. sales described above accounted for approximately $0.6 million of lower gross profit attributable to U.S. operations during the quarter ended November 30, 2003, as compared to the quarter ended August 31, 2003. Worldwide expenses to accommodate European Regulatory requirements for CE marking on products intended for sale within Europe grew to $0.3 million during the quarter ended November 30, 2003, compared to minimal expenditures in the quarter ended November 30, 2002. This reduced gross profit for the quarter ended November 30, 2003, by approximately $0.2 million, and the remainder is primarily classified as operating expense. It is expected that additional expenses will be incurred to complete CE marking activities in the third quarter of 2004. During the second quarter the Company successfully filed for CE marking 57 list A products, 53 list B products and in excess of 70 self declared products and received a recommendation for certification of CE marking.

Operating expenses

When compared to the three-month and six-month period ended November 30, 2002, research and development costs of $0.4 million and $0.8 million, respectively, have nearly doubled for the three-month and six-month period ended November 30, 2003 to $0.7 million and $1.5 million, respectively. Increases are primarily related to domestic field trials of the Galileo instrument, expenditures for the Biotek platelet and human collagen projects, additional expenses for new product initiatives and expenses related to the promotion of the Chief Scientific Officer who was previously considered part of the cost of manufacturing operations.

Selling and marketing expenses increased $0.8 million and $1.3 million for the three-month and six-month period ended November 30, 2003, respectively, as compared to the three-month and six-month period ended November 30, 2002. The increase is primarily related to travel and marketing expense associated with the sales efforts to market the Galileo in Europe, the ABS2000 road show in the United States, and expenditures for product branding. Additionally, the change in the Euro exchange rate resulted in an increase of approximately $0.3 million and $0.5 million in selling and marketing expenses for the three-month and six-month period ended November 30, 2003, respectively.

Distribution expenses for the three-month and six-month period ended November 30, 2003, increased by $0.1 million and $0.4 million, respectively, compared to the three-month and six-month period ended November 30, 2002, primarily due to additional shipping expenses related to new customers and the implementation of a new shipping package configuration for the Houston facility. The configuration is designed to maintain acceptable environmental temperatures and preserve product quality during shipment during the hot summer months but resulted in a significant increase in the weight and volume of packages processed.

General and administrative expenses for the three-month and six-month period ended November 30, 2003, have risen approximately $0.2 million and $0.7 million, respectively, over the three-month and six-month period ended November 30, 2002. The change in the Euro exchange rate accounted for approximately $0.1 million and $0.4 million, respectively. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and ensure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

Amortization expense remained relatively constant for the three-month and six-month period ended November 30, 2003, as compared with the three-month and six-month period ended November 30, 2002. In June 2002, the Company adopted SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of March 1, 2003, utilizing a combination of valuation techniques, including the expected present value of future cash flows and a market multiple approach, and found no impairment.

Interest expense

When compared to the three-month and six-month period ended November 30, 2002, interest expense decreased $0.2 million and $0.7 million in three-month and six-month period ended November 30, 2003, respectively. The decrease is primarily the result of reduced borrowings on long-term debt and a favorable mark-to-market adjustment of the interest rate swap agreement.

Other income (expense)

Other income, net, for the three-month and six-month period ended November 30, 2003, primarily reflects foreign currency transaction gains that exceeded foreign currency transaction losses, over the three-month and six-month period ended November 30, 2002, where foreign currency transaction losses exceeded foreign currency transaction gains.

Income taxes

The provision for income taxes rose with the increase of pretax income, but declined to 35.4% and 35.2% as a percentage of pretax income, for the three-month and six-month period ended November 30, 2003 respectively, versus 37.8% and 36.8% for the three-month and six-month period ended November 30, 2002, respectively, due to the utilization of tax losses generated in prior years made available by the restructuring of certain European operations in fiscal 2003 and other tax saving initiatives.

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

PART II

OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.

On September 19, 2003, the Board of Directors approved a three-for-two stock split of the Company’s common stock, which was effected in the form of a 50% stock dividend. The date of distribution was November 14, 2003 to the shareholders of record on October 24, 2003. The stock split resulted in the issuance of an additional 6,543,111 shares. The total number of shares outstanding at the stock split pay date of November 14, 2003 was 19,633,945.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on November 14, 2003. The following is a summary of the matters voted on at that meeting:

        The shareholders voted on the election of seven directors, all incumbent directors of the Company, to serve for a one-year term or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes With	held

Edward L. Gallup	6,380,939	4,329,303

Dr. Gioacchino De Chirico	6,379,786	4,330,456

Ralph A. Eatz	7,388,056	3,322,186

Joseph E. Rosen	10,020,239	690,003

Roswell S. Bowers	10,548,513	161,729

Dr. Mark Kishel	10,010,016	700,226

John A. Harris	10,599,700	110,542

        At the Annual Meeting, the shareholders also voted to approve the Immucor, Inc. 2003 Stock Option Plan. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	6,519,843

Votes Against	1,773,432

Abstentions	48,110

Broker Non-votes	2,368,857

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

(b)     The following report on Form 8-K was filed during the quarter ended November 30, 2003.

                  Form 8-K furnishing the Company’s first quarter 2004 earnings release on October 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: January 14, 2004                                             By:       /s/ Edward L. Gallup
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