Form 10-Q
period 2004-02-29
IMMUCOR INC
filed 2004-04-14
CIK 736822

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

For Quarter Ended: February 29, 2004

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

As of April 2, 2004: Common Stock, $0.10 Par Value - 19,867,350

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	February 29, 2004 (Unaudited)	May 31, 2003 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 10,273,584	$ 11,183,317
Accounts receivable, trade (less allowance for doubtful accounts of $1,717,039 at
November 30, 2003 and $1,655,347 at May 31, 2003)	25,452,211	25,693,973
Other receivables	1,609,598	2,253,206
Inventories	20,871,863	16,921,216
Income taxes receivable	2,943,158	1,024,429
Deferred income taxes	1,303,121	2,705,281
Prepaid expenses and other	1,215,138	2,100,890

Total current assets	63,668,673	61,882,312

LONG-TERM INVESTMENT - At cost	770,000	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	22,583,886	21,051,235

DEFERRED INCOME TAXES	476,328	747,089

OTHER ASSETS - Net	724,107	1,765,376

DEFERRED LICENSING COSTS - Net	1,153,331	1,377,946

CUSTOMER LIST - Net	1,246,250	1,310,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	28,346,219	27,982,234

	$ 118,968,794	$ 116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	February 29, 2004 (Unaudited)	May 31, 2003 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 298,740	$ 1,930,521
Current portion of long-term debt	4,046,835	5,047,195
Current portion of capital lease obligations	757,058	931,934
Accounts payable	8,368,767	7,949,590
Income taxes payable	413,565	88,087
Accrued salaries and wages	1,753,635	1,364,426
Deferred income taxes	407,111	464,469
Other accrued liabilities	3,009,886	3,234,413

Total current liabilities	19,055,597	21,010,635

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	-	141,431

LONG-TERM DEBT - Net of current portion	8,134,163	17,133,477

CAPITAL LEASE OBLIGATIONS - Net of current portion	578,172	956,529

DEFERRED INCOME TAXES	2,836,135	2,916,203

OTHER LIABILITIES	810,979	1,032,440

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; 19,815,920 and
19,298,167 issued and outstanding at February 29, 2004 and May 31, 2003,
respectively	1,981,592	1,286,545
Additional paid-in capital	33,869,800	30,177,762
Retained earnings	51,506,786	43,013,432
Accumulated other comprehensive loss	195,570	(782,262)

Total shareholders' equity	87,553,748	73,695,477

	$ 118,968,794	$ 116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

NET SALES	$ 27,876,322	$ 25,170,258	$ 82,345,404	$ 72,230,110

COST OF SALES	13,081,783	10,683,214	37,031,504	30,575,000

GROSS MARGIN	14,794,539	14,487,044	45,313,900	41,655,110

OPERATING EXPENSES:
Research and development	1,133,541	572,956	2,595,056	1,352,963
Selling and marketing	3,768,088	3,517,426	11,740,011	10,213,870
Distribution	2,386,870	1,635,389	6,268,795	5,189,160
General and administrative	3,123,111	2,725,295	8,481,779	7,425,688
Amortization expense	92,094	115,502	276,282	315,249

Total operating expenses	10,503,704	8,566,568	29,361,923	24,496,930

INCOME FROM OPERATIONS	4,290,835	5,920,476	15,951,977	17,158,180

OTHER INCOME (EXPENSE):
Interest income	5,888	21,793	12,782	109,076
Interest expense	(162,176)	(535,949)	(801,015)	(1,908,903)
Other - net	(683,959)	(101,491)	(722,550)	68,528

Total other	(840,247)	(615,647)	(1,510,783)	(1,731,299)

INCOME BEFORE INCOME TAXES	3,450,588	5,304,829	14,441,194	15,426,881
INCOME TAX EXPENSE	1,412,377	1,556,000	5,285,327	5,282,427

NET INCOME	$ 2,038,211	$ 3,748,829	$ 9,155,867	$ 10,144,454

Earnings per share:
Basic	$0.10	$0.20	$0.47	$0.54

Diluted	$0.10	$0.18	$0.44	$0.50

Weighted average shares outstanding:
Basic	19,746,778	19,022,546	19,572,546	18,672,305

Diluted	20,952,853	20,372,726	20,828,956	20,130,959

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended
	February 29,	February 28,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 9,155,867	$ 10,144,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,365,374	3,552,870
Amortization of other assets	276,280	276,280
Amortization of debt issue costs	230,915	337,362
Loss on debt retirement	924,344	--
Provision for doubtful accounts	113,037	282,007
Deferred tax provision	1,478,839	(259,034)
Changes in operating assets and liabilities:
Accounts receivable, trade	967,697	(1,570,402)
Income taxes	496,215	804,129
Inventories	(3,839,411)	(2,524,497)
Other receivables	732,553	--
Other current assets	780,019	(689,157)
Other long-term assets	(59,656)	(1,011)
Accounts payable	170,173	(554,720)
Other current liabilities	26,474	(636,762)
Other long-term liabilities	(240,096)	482,700

Total adjustments	6,422,757	(500,235)

Cash provided by operating activities	15,578,624	9,644,219

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(5,115,604)	(3,665,688)

Cash used in investing activities	(5,115,604)	(3,665,688)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	103,905	221,312
Borrowings of long-term debt	12,000,000	--
Payments of long-term debt and capital lease obligations	(25,787,411)	(10,677,605)
Payment of debt issue costs	--	(950,000)
Payment for fractional stock dividend shares	(8,254)	--
Exercise of stock options and warrants (519,806 shares and 1,044,892 shares,
respectively)	1,806,164	7,346,801

Cash used in financing activities	(11,885,596)	(4,059,492)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	512,843	(622,898)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(909,733)	1,296,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,183,317	4,012,560

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,273,584	$ 5,308,701

See notes to consolidated financial statements.

IMMUCOR, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2003, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net income as reported	$ 2,038,211	$ 3,748,829	$ 9,155,867	$ 10,144,454
Deduct total stock-based employee compensation expense determined under fair value based methoeds for all awards, net of taxes	233,683	341,120	675,146	1,020,119

Pro forma net income	$ 1,804,528	$ 3,407,709	$ 8,480,721	$ 9,124,335
Earnings per share as reported:
Per common share	$0.10	$0.20	$0.47	$0.54
Per common share - assuming dilution	$0.10	$0.18	$0.44	$0.50
Pro forma earnings per share:
Per common share	$0.09	$0.18	$0.43	$0.49
Per common share - assuming dilution	$0.09	$0.17	$0.41	$0.45

2.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of February 29, 2004	As of May 31, 2003
Raw materials and supplies	$ 6,117,354	$ 5,894,757
Work in process	2,504,779	1,692,948
Finished goods	12,249,730	9,333,511

	$ 20,871,863	$ 16,921,216

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 2,038,211	$ 3,748,829	$9,155,867	$ 10,144,454

Denominator:
For basic earnings per share - weighted
average shares basis	19,746,778	19,022,546	19,572,546	18,672,305
Effect of dilutive stock options and warrants	1,206,075	1,350,180	1,256,410	1,458,654

Denominator for diluted earnings per share
-adjusted weighted average shares basis	20,952,853	20,372,726	20,828,956	20,130,959

Earnings per common share	$ 0.10	$ 0.20	$ 0.47	$ 0.54

Earnings per common share - assuming dilution	$ 0.10	$ 0.18	$ 0.44	$ 0.50

4.     DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

Three Months Ended February 29, 2004

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,620	$ 2,791	$ 2,154	$1,750	$ 1,974	$ --	$25,289
Affiliates	2,814	871	--	51	45	(3,781)	--

Total	19,434	3,662	2,154	1,801	2,019	(3,781)	25,289
Net instrument revenues:
Unaffiliated customers	818	803	165	--	801	--	2,587
Affiliates	11	1,015	--	--	--	(1,026)	--

Total	829	1,818	165	--	801	(1,026)	2,587
Income from operations	4,688	(700)	(24)	585	(75)	(183)	4,291
Net income (loss)	2,542	(650)	(15)	353	(84)	(108)	2,038

Three Months Ended February 28, 2003

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$15,572	$ 2,392	$ 1,847	$1,608	$ 1,423	$ --	$22,842
Affiliates	2,186	252	--	22	70	(2,530)	-

Total	17,758	2,644	1,847	1,630	1,493	(2,530)	22,842
Net instrument revenues:
Unaffiliated customers	721	531	--	108	968	--	2,328
Affiliates	--	601	--	--	--	(601)	--

Total	721	1,132	--	108	968	(601)	2,328
Income from operations	5.477	2	28	486	68	(141)	5,920
Net income (loss)	3,546	(159)	(7)	248	201	(80)	3,749

Nine Months Ended February 29, 2004

	U.S	Germany	Italy	Canada	Other	Elimination	Consolidated
Net reagent revenues:
Unaffiliated customers	$50,163	$ 7,738	$ 6,415	$5,207	$ 5,587	$ --	$75,110
Affiliates	7,389	1,735	--	116	114	(9,354)	--

Total	57,552	9,473	6,415	5,323	5,701	(9,354)	75,110
Net instrument revenues:
Unaffiliated customers	3,050	2,046	390	111	1,638	--	7,235
Affiliates	17	3,134	--	--	40	(3,191)	--

Total	3,067	5,180	390	111	1,678	(3,191)	7,235
Income (loss) from operations	15,498	(1,119)	289	1,606	(136)	(186)	15,952
Net income (loss)	9,315	(984)	158	967	(192)	(108)	9,156

Nine Months Ended February 28, 2003

	U.S	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$46,224	$ 6,897	$ 5,384	$4,639	$ 3,962	$ --	$67,106
Affiliates	5,676	474	4	82	196	(6,432)	--

Total	51,900	7,371	5,388	4,721	4,158	(6,432)	67,106
Net instrument revenues:
Unaffiliated customers	2,092	1,310	9	108	1,605	--	5,124
Affiliates	21	1,854	--	--	--	(1,875)	--

Total	2,113	3,164	9	108	1,605	(1,875)	5,124
Income from operations	15,634	78	183	1,127	356	(220)	17,158
Net income (loss)	9,365	(172)	95	569	415	(128)	10,144

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,082,000 and $1,261,000 for the three months ended February 29, 2004 and February 28, 2003, respectively, and approximately $3,685,000 and $3,498,000 for the nine months ended February 29, 2004 and February 28, 2003, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $1,425,000 and $961,000 for the three months ended February 29, 2004 and February 28, 2003, respectively, and approximately $3,588,000 and $2,520,000 for the nine months ended February 29, 2004 and February 28, 2003, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $430,000 and $533,000 for the three months ended February 29, 2004 and February 28, 2003, respectively, and approximately $1,328,000 and $1,643,000 for the nine months ended February 29, 2004 and February 28, 2003, respectively. Product sales to affiliates are valued at market prices.

5.     COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 29, 2004 and February 28, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net income	$ 2,038,211	$ 3,748,829	$ 9,155,867	$10,144,454
Net foreign currency translation	161,518	1,913,915	962,421	2,426,689
Hedge loss reclassified into earnings	5,137	5,137	15,411	15,411

Comprehensive income	$ 2,204,866	$ 5,667,881	$10,133,699	$12,586,554

Accumulated comprehensive income (loss) as of February 29, 2004 and May 31, 2003 was $195,570 and ($782,262), respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption on January 1, 2003, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of February 29, 2004.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company must apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of February 29, 2004.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company adopted the provisions of EITF 00-21 effective September 1, 2003, without material impact on its financial statements.

See 1to the consolidated financial statements for a discussion of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial statements.

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

7.     STOCK SPLITS

On September 19, 2003, the Board of Directors approved a three-for-two stock split, which was effected in the form of a 50% stock dividend. The date of distribution was November 14, 2003 to the shareholders of record at the close of business on October 24, 2003. The number of shares outstanding at the close of business on October 24, 2003 was 13,090,834. The stock split added an additional 6,543,111 shares to outstanding shares. All share and per share amounts disclosed in these notes have been restated to reflect this stock split. The total number of shares outstanding at the stock split pay date was 19,633,945.

On July 24, 2002, the Board of Directors approved a three-for-two stock split, which was effected in the form of a 50% stock dividend. The date of distribution was September 13, 2002 to the shareholders of record at the close of business on August 26, 2002. The number of shares outstanding at the close of business on August 26, 2002 was 8,257,277. The stock split added an additional 4,128,630 shares to outstanding shares. All share and per share amounts disclosed in these notes have been restated to reflect this stock split. The total number of shares outstanding at the stock split pay date was 12,385,916.

8.     NEW SECURED CREDIT FACILITY

On December 18, 2003 the Company obtained a new $27 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in three years and is composed of a $15 million revolver and a $12 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bearinterest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of all of the Company’s subsidiaries. The Company recorded a non cash, pre tax charge of $924 thousand in the third quarter to write off unamortized deferred financing charges related to its previous credit facility. This charge reduced third quarter earnings by approximately $0.03 per diluted share. As February 29, 2004, there was $12 million outstanding on the term loan and none outstanding on the revolver.

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

We adopted Emerging Issues Task Force Issue (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. Agreements with multiple deliverables are reviewed and the deliverables are separated into units of accounting under the provisions of EITF No. 00-21. The total consideration received is allocated based on the estimated fair value of the units of accounting, which requires judgment by management. Revenue is recognized as the elements are delivered, assuming all the other conditions for recognition of revenue discussed in the preceding paragraph have been met.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is approximately 6.3% of the accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. No material changes have been made to the allowance for doubtful accounts policy during fiscal 2004.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the fourth quarter of fiscal 2004 and fiscal 2005, the Company’s strategy is focused primarily on improving gross margin and on developing its third generation product. While the Company’s net sales for the three-month period ended February 29, 2004 increased to $27.9 million from $25.2 million in the corresponding prior year period, and net sales for the nine-month period ended February 29, 2004 increased to $82.3 million from $72.2 million in the corresponding prior year period, gross margin (gross profit as a percentage of sales) decreased to 53.1% during the quarter ended February 29, 2004 from 57.6% in the corresponding prior year quarter, and decreased to 55.0% during the nine month period ended February 29, 2004 from 57.7% in the corresponding prior year period.

As discussed below under “Results of Operations,” the deterioration in gross margins was due to several factors, including:

o	An increase in reagent sales through European distributors at relatively lower margins;

o	Fluctuations in instrument product mix;

o	Increases in instrument service costs on older instruments; and

o	Costs incurred to consolidate red cell manufacturing facilities.

While the Company plans to continue European sales through distributors, it has implemented steps to stabilize and improve gross margins including:

o	The elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities, planned to take place during the 4th quarter of fiscal 2004 or the first quarter of fiscal 2005;

o	The consolidation of the Company’s red cell product manufacturing, currently produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, expected to take place at the end of the fourth quarter of fiscal 2004; and

o	Development of a third generation instrument which the Company expects to produce higher margins and lower service costs when it is introduced in fiscal year 2006 (projected).

The Company recently announced it is developing a third generation instrument, called the G3, currently planned for release in 2006. The G3 is targeted at the small- to medium-sized hospital market to which the Company’s ABS2000 instrument is currently marketed. The G3 is expected to be significantly smaller and faster than the ABS2000, but will have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The G3‘s smaller size will allow “depot service” where a customer delivers an instrument to a Company depot for servicing and receives a loaner instrument to use until servicing is complete. The Company expects this depot method to be more cost effective than sending repair personnel to the customer’s site, and that instrument service costs will eventually decline as the G3 replaces the ABS2000.

The Company also continues to focus on obtaining FDA clearance to market its high-volume Galileo instrument in the U.S., designed for the large hospital market. The Company submitted its 510(k) pre-market notification for the Galileo with the Food and Drug Administration on January 30, 2004. While the Company currently anticipates receiving clearance to market the Galileo in the U.S. in the second or third quarters of fiscal 2005, there can be no assurance that the Company will obtain this clearance within that time frame or at all. As of February 29, 2004, the Company has placed 109 Galileo instruments with European customers since introducing the Galileo during the first quarter of 2002.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $15.6 million and $9.6 million for the nine-month periods ending February 29, 2004 and February 28, 2003, respectively. As of February 29, 2004, the Company’s cash and cash equivalents balance totaled $10.3 million, a decrease of approximately $0.9 million from the balance as of May 31, 2003. Cash provided by operating activities for the nine-month period ending February 29, 2004 over the nine-month period ending February 28, 2003 increased significantly, as detailed below.

During the nine-month period ended February 29, 2004, improved collections on accounts receivable of approximately $1.0 million were mostly offset by the effect of the change in the Euro exchange rate. Factored Italian accounts receivables that are classified as other receivables, had a net decline of $0.6 million due to advances that were received on the accounts. Inventory rose approximately $4.0 million during the nine-month period ended February 29, 2004 primarily due to receipt of 35 ABS2000 instruments under an outstanding purchase commitment in the U.S. and higher instrument inventory levels at the European subsidiaries. Income tax refunds receivable, primarily in the U.S., has increased approximately $1.9 million primarily due to a refund receivable for the U. S. for 2003 incomes taxes and the tax benefit related to stock options exercised. Prepaid and other assets decreased approximately $0.9 million during the nine-month period ended February 29, 2004, as deposits on the ABS2000 units received during the period were moved into inventory and the VAT receivable in Germany declined.

Other long-term assets decreased by approximately $1.0 million due primarily to normal amortization of debt issue costs for the first half of the fiscal year and the write off of unamortized deferred financing charges related to its old credit facility, in the third quarter, as the Company entered into a new, more favorable, credit facility. Deferred licensing costs and customer list declined in the nine-month period ended February 29, 2004 due to normal amortization. Excess of cost over net tangible assets acquired increased due to the effect of foreign exchange rates against the dollar.

Accounts payable remained relatively constant during the nine-month period ended February 29, 2004. Income tax liability increased $0.3 million primarily due to increased Canadian earnings in the nine-month period ended February 29, 2004. Accrued salaries and wages increased approximately $0.4 million during the nine-month period ended February 29, 2004 due to the timing of payroll pay dates at quarter end. Net deferred income tax liabilities rose approximately $1.5 million during the nine-month period ended February 29, 2004 due to overpayment of FY 2003 U.S. Federal taxes resulting from a change in uniform capitalization method. Other accrued liabilities declined during the nine-month period ended February 29, 2004, due to reduced accrued audit fees and reduced suspended VAT payable on Italian factored receivables. Other long-term liabilities decreased primarily due to the changes in the value of the interest rate swap agreement.

During the nine-month period ended February 29, 2004, $5.1 million of cash was used in investing activities primarily for capital expenditures of $2.7 million for Galileo and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $0.5 million for computer hardware and software enhancements of the enterprise software system, $0.1 million to refurbish the German facility, $1.3 million for manufacturing and quality system improvements at its Norcross and Houston facilities and approximately $0.5 million for the development project to produce human collagen mesh. Planned capital expenditures for the remainder of fiscal 2004 total approximately $1.2 million. Additionally, the Company has budgeted $0.7 million for manufacturing and quality system improvements at its Norcross and Houston facilities, $0.3 million at its Canadian facility, and $0.2 million to upgrade its German facility as its European distribution center.

Net cash used in financing activities during the nine-month period ended February 29, 2004 totaled approximately $11.9 million. Approximately $25.9 million in payments of long-term debt, primarily to repay obligations to Wachovia Bank, line of credit and capital lease obligations, were made during the period. Proceeds under the new secured credit facility with SunTrust Bank totaled $12 million during the period. The receipt of $1.8 million in cash from the exercise of stock options partially offset the net cash used in financing activities. Most of these options were granted in prior fiscal years and provide for exercise prices equal to the market value of the Company’s stock on the date granted.

During the nine-months ended February 29, 2004, common stock and additional paid-in capital increased by an aggregate of $4.4 million primarily due to the exercise of stock options, described above, including the related tax benefit. Also, common stock increased and retained earnings decreased by approximately $0.7 million due to the effect of the three-for-two stock split on November 14, 2003. Retained earnings and comprehensive income (loss) improved by $9.5 million due to the earnings for the nine-month period ended February 29, 2004 and by favorable changes in the net foreign exchange translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the sum of monthly average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income (loss). The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations.

On December 19, 2003 the Company announced completion of a new $27 million secured credit facility with SunTrust Bank. The new credit facility matures in three years and is composed of a $15 million revolver and a $12 million term loan, both at terms more favorable to the Company than its previous credit facility. The Company recorded a non cash, pre tax charge of $924 thousand in the third quarter to write off unamortized deferred financing charges related to its previous credit facility. This charge reduced third quarter earnings by approximately $0.03 per diluted share. The following table illustrates the change in contractual obligations for long-term debt and lines of credit from the amounts reported at May 31, 2003.

Contractual Obligations	Payments Due by Period in thousands
	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt and Lines of Credit - as of May 31, 2003	$ 24,253	$ 6,978	$ 17,241	$ 34
Long-Term Debt and Lines of Credit - as of February 29, 2004	12,480	4,346	8,134	--
Change in Contractual Obligations from May 31, 2003 to February 29, 2004	$(11,773)	$(2,632)	$ (9,107)	$ (34)

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

Results of Operations

Immucor generated net sales of $27.9 million in the three-month period ended February 29, 2004, versus $25.2 million in the three-month period ended February 28, 2003 and $82.3 million in the nine-month period ended February 29, 2004, versus $72.2 million in the nine-month period ended February 28, 2003. Gross margin (gross profit as a percentage of net sales) fell to 53.1% during the quarter ended February 29, 2004 compared to 57.6% in the prior year quarter. Net income for the three-month period ended February 29, 2004 totaled $2.0 million, a decrease of $1.7 million from the same quarter last year and $9.2 million in the nine-month period ended February 29, 2004, versus $10.1 million in the nine-month period ended February 28, 2003. Diluted earnings per share, totaled $0.10 on 21.0 million weighted average shares outstanding for the three-month period ended February 29, 2004, compared with diluted earnings per share of $0.18 on 20.4 million weighted average shares outstanding in the three-month period ended February 28, 2003. Diluted earnings per share, totaling $0.44 on 20.8 million weighted average shares outstanding for the nine-month period ended February 29, 2004, compared with diluted earnings per share of $0.50 on 20.1 million weighted average shares outstanding in the nine-month period ended February 28, 2003. All share and per share amounts have been adjusted to reflect the three-for-two stock splits effected in the form of a 50% stock dividend that were distributed on November 14, 2003 and September 13, 2002. For the three-month period ended February 29, 2004, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $1.3 million and $0.5 million, respectively, and minimal for net income. For the nine-month period ended February 29, 2004, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $3.5 million and $1.5 million, respectively and minimal for net income.

Net Sales

Sales of instruments were $2.6 million in the third quarter of 2004 compared to $2.3 million in the third quarter of 2003. Instrument sales for the nine months grew by approximately $2.0 million to $7.2 million, a 39% increase over the nine months ended February 28, 2003. Demand for the Galileo high volume instrument continues to be strong since its introduction to the European market. During the quarter, 16 Galileo instruments were placed, resulting in 109 Galileo placements in Europe as of February 29, 2004. In the U.S., instrument sales rose to $0.8 million in the third quarter this year versus $0.7 million in the third quarter last year. The timing of instrument sales for the U.S. is difficult to predict due to the variability and length of the sales cycle. The instrument backlog in the U.S. of purchase orders received and instruments installed at customers sites but not yet recorded as sales grew to $1.7 million of which approximately one third is higher margin Rosys instruments.

Comparing the quarter ended February 29, 2004 to the quarter ended February 28, 2003, sales of traditional reagent products (i.e., products not utilizing the Company’s patented Capture® technology) increased $1.6 million, or 9.0%, from $18.2 million in the third quarter of fiscal 2003 to $19.8 million in the third quarter of fiscal 2004. Traditional reagent sales increased $5.9 million, or 11.0%, from $53.4 million in the nine-month period ended February 28, 2003 to $59.3 million in the nine-month period ended February 29, 2004. Sales of Capture® products increased approximately $0.8 million to $5.5 million for the three-month period ended February 29, 2004, a 17.3% increase over the prior year quarter. For the nine-month period ended February 29, 2004, sales of Capture® products increased approximately $2.3 million to $16.0 million, an increase of 17% over the nine-month period ended February 28, 2003. The Company believes growth in reagent revenue occurred primarily as a result of price increases including group contract renewals at higher prices in North America, which contributed $0.8 million and $2.6 million to the increase for the three-month and nine-month periods ended February 29, 2004, respectively.

Gross Margin

Gross margin (i.e., gross profit as a percentage of sales) was 53.1% and 55.0% for the three-month and nine-month period ended February 29, 2004, respectively, versus 57.6% and 57.7% for the three-month and nine-month period ended February 28, 2003, respectively. The gross margin on traditional reagents was 57.6% and 59.3% for the three-month and nine-month period ended February 29, 2004, respectively, as compared to 60.2% and 60.5% in the three-month and nine-month period ended February 28, 2003, respectively. The gross margin on Capture® products was 63.2% and 63.2% for the three-month and nine-month period ended February 29, 2004, respectively, as compared to 67.5% and 68.1% in the three-month and nine-month period ended February 28, 2003, respectively. The gross margin percentage on Capture® products was diminished by increased sales through the distributor network in Europe at lower margins to the Company. The Company believes that utilizing distributors established in key European markets is far more advantageous to the Company than developing its own sales and distribution network in these markets. Gross margin was adversely impacted by worldwide expenses related to CE marking on products intended for sale within the European Union that grew to $366 thousand during the third quarter compared to minimal expenditures in the prior year quarter. These CE marking-related expenses reduced gross margin percentage for the third quarter by approximately 1.3%.

The gross margin on instruments, including the impact of the cost of service, was (3.3%) for the quarter ended February 29, 2004, compared to 17% for the quarter ended February 28, 2003. Instrument gross profit was negative for the quarter due in part to product mix and the variable sales cycle, as a higher proportion of U.S. instrument sales are now ABS2000 sales at considerable lower margins to the Company than sales of the higher margin Rosys instrument. The cost of providing instrument service increased considerably during the quarter with service costs for older model ABS2000 instruments growing faster than service revenues.

The balance of the gross margin erosion was due to expenses incurred in preparation for the consolidation of red cell manufacturing to the Norcross, Georgia factory reaching approximately $171 thousand. Consolidation of redundant red cell panels and the accompanying supplemental products will allow the Company to produce a panel that gives the customer a better selection of antibodies and increase the Company’s efficiency. Additional costs will be incurred in the fourth quarter for relocation of the people that are being transferred from Houston to Norcross. The red cell consolidation is expected to be complete by the end of the current fiscal year .

Operating expenses

Research and development expenses were $1.1 million in the third quarter of fiscal 2004, up 97.8% from $573 thousand in the prior year quarter. Research and development expenses were $2.6 million for the nine-month period ended February 29, 2004, up 91.8% from $1.4 million in the prior year to date. Spending on the development of a new third generation instrument targeted for the small to medium hospital market was $315 thousand in the third quarter. The total spent on this third generation product for the nine months ended February 29, 2004 is $632 thousand. In addition, start-up expenses associated with the production of human collagen in our Houston facility were $110 thousand in the quarter ended February 29, 2004, versus zero in the year ago quarter. The Company expects the human collagen project to begin producing revenues in the fiscal 2004 fourth quarter. The balance of the increase was expense associated with clinical trial of the Galileo instrument in the United States. The 510(k) pre-market notification for the Galileo instrument was submitted to the Food and Drug Administration on January 30, 2004.

Selling and marketing expenses increased $0.3 million and $1.5 million for the three-month and nine-month period ended February 29, 2004, respectively, as compared to the three-month and nine-month period ended February 28, 2003. The increase is primarily related to travel and marketing expense associated with the sales efforts to market the Galileo in Europe, the ABS2000 road show in the United States, and expenditures for product branding. Additionally, the change in the Euro exchange rate resulted in an increase of approximately $0.3 million and $0.8 million in selling and marketing expenses for the three-month and nine-month period ended February 29, 2004, respectively.

Distribution expenses for the three-month and nine-month period ended February 29, 2004, increased by $0.8 million and $1.1 million, respectively, compared to the three-month and nine-month period ended February 28, 2003, primarily due to additional personnel and expenses incurred by the German subsidiary to establish a European distribution hub and the higher cost in freight and supplies related to the shipping package configuration for the Houston facility.

General and administrative expenses for the three-month and nine-month period ended February 29, 2004, have risen approximately $0.4 million and $1.1 million, respectively, over the three-month and nine-month period ended February 28, 2003. The change in the Euro exchange rate accounted for approximately $0.2 million and $0.6 million, respectively. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and ensure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

Amortization expense remained relatively constant for the three-month and nine-month period ended February 29, 2004, as compared with the three-month and nine-month period ended February 28, 2003. In June 2002, the Company adopted SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment in the fourth quarter of fiscal 2003 utilizing a combination of valuation techniques, including the expected present value of future cash flows and a market multiple approach, and found no impairment. Goodwill will be tested again in the fourth quarter of fiscal 2004.

Interest expense

As compared to the three-month and nine-month period ended February 28, 2003, interest expense decreased $0.4 million and $1.1 million in three-month and nine-month period ended February 29, 2004, respectively. The decrease is primarily the result of reduced borrowings on long-term debt and a favorable mark-to-market adjustment of the interest rate swap agreement. On December 18, 2003, the Company completed a new $27 million secured credit facility with SunTrust Bank. The new credit facility matures in three years and is composed of a $15 million revolver and a $12 million term loan, both at terms more favorable to the Company than its previous credit facility.

Other income (expense)

Other income, net, for the three-month and nine-month period ended February 29, 2004, primarily reflects the non cash, pre tax charge of $924 thousand to write off unamortized deferred financing charges related to its previous credit facility. This charge was partially offset by foreign currency transaction gains that exceeded foreign currency transaction losses, over the three-month and nine-month period ended February 28, 2003, where foreign currency transaction losses exceeded foreign currency transaction gains.

Income taxes

The provision for income taxes remained relatively constant in spite of declining income before tax, for the three-month and nine-month period ended February 29, 2004 compared to the three-month and nine-month period ended February 28, 2003. In the current year, income tax levels are skewed upward by statutory tax rates for the foreign subsidiaries that are not proportionate to their income levels compared to the prior year when a reserve on foreign tax credit was released that favorably affected income tax levels.

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

          10.1      Loan Agreement among Immucor, Inc., as borrower, and SunTrust, as lender, dated as of December 18, 2003.

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

(b)     The following report on Form 8-K was filed during the quarter ended February 29, 2004.

Form 8-K filed on December 23, 2003 furnishing the Company’s press release announcing the Company’s preliminary earnings and other results of operations for the second quarter of fiscal 2004 and the transcript of the Company’s conference call to discuss its results of operations for the second quarter of fiscal 2004.

Form 8-K filed on January 7, 2004 furnishing the Company’s press release containing additional financial information for the second quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: April 14, 2004                                             By:       /s/ Edward L. Gallup
Edward L. Gallup, President and Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

                                                                                            /s/ Steven C.Ramsey
Steven C. Ramsey, Senior Vice President - Finance (Principal Accounting Officer)

EXHIBIT INDEX

Number                                    Description

10.1       Loan Agreement among Immucor, Inc., as borrower, and SunTrust, as lender, dated as of December 18, 2003.

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