Form 10-Q/A
period 2004-02-29
IMMUCOR INC
filed 2004-04-20
CIK 736822

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

Explanatory Note

Immucor, Inc. is filing this amendment to its report on Form 10-Q for the fiscal quarter ended February 29, 2004 for the sole purpose of filing Exhibit 10.1.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: April 20, 2004                                             By:       /s/ Edward L. Gallup
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