Form 10-K
period 2004-05-31
IMMUCOR INC
filed 2004-08-16
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

                                        (Mark One)                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                  X                                        THE SECURITIES EXCHANGE ACT OF 1934
                                                                                          For the fiscal year ended: May 31, 2004
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

Yes X    No

        As of July 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $595,474,464.

As of July 30, 2004, there were 30,207,488 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed subsequently, are incorporated by reference in Part III, Items 10-13.

PART I

Item 1. — Business

          Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion. The Company continues to place increasing emphasis on the development and sale of instruments and instrument systems that use the Company’s proprietary reagents, while promoting increased sales of its traditional reagent product line.

Background and Developments during the Fiscal Year 2004

o

Galileo™ FDA clearance to market. On April 26, 2004, the Company announced that the U.S. Food and Drug Administration had cleared its Galileo™ instrument for marketing in the United States. Galileo™ is the Company’s second generation, bidirectional, fully automated walk-away instrument for the hospital blood bank transfusion laboratory, donor centers and reference laboratories. The instrument provides continuous operator access while performing all the routine blood bank tests including blood grouping, antibody screening, crossmatch and antibody identification. A high throughput instrument, Galileo™ can process up to 224 different samples at once. Tests are automatically scheduled to optimize instrument usage. The Company believes there may be an opportunity to install approximately 400 — 500 Galileo™ instruments in the United States over the next several years. The Company expects to install approximately 50 instruments in North America during fiscal 2005 through direct sales and reagent rental agreements under which the Company recovers the cost of the instrument through increased reagent pricing.

o

Galileo™ market expansion. During the year the Company submitted a device license application to Health Canada for a clearance to market the Galileo™ in Canada. Health Canada cleared the Galileo™ for market in Canada on July 9, 2004. The Company believes there are approximately 50 Galileo™ placement opportunities in Canada over the next several years. During the year the Company submitted a request to register the Galileo™ for marketing within Japan with the Japanese Ministry of Health. On July 1, 2004 the Company received the registration from the Ministry of Health. The Company believes there are approximately 400 — 500 opportunities for Galileo™ placements in Japan over the next several years. The Company expects to install 10 Galileo™ instruments in Japan during fiscal 2005. In fiscal 2004, the Company placed one Galileo™ each in Australia, Japan and Israel.

o

Galileo™ European market penetration. Fiscal 2004 was a successful year for penetration of the Galileo™ instrument into the European market. The Company placed 73 instruments during fiscal 2004 bringing the total Galileo™ installed base to 133. The Company expects to place approximately 70 Galileo™ instruments in Europe during fiscal 2005.

o

Stock splits. Immucor implemented two three-for-two stock splits in fiscal 2004, increasing the number of shares of common stock by 16,611,915 shares during the year. The stock splits were the fifth and sixth for the Company since its initial public offering in December 1985. All share and per share amounts disclosed in this document have been restated to reflect the impact of the above stock splits.

o

Share repurchase. The Company instituted a repurchase program in fiscal 1999 for up to 2,700,000 shares of its common stock, of which 2,416,500 shares had been purchased prior to fiscal 2004, leaving 283,500 shares available for repurchase. In June 2004, the Company expanded the program to cover an additional 300,000 shares and expanded the program again in August 2004 to cover an additional 500,000 shares. Since the beginning of fiscal 2005, the Company has repurchased an additional 285,800 shares, bringing the aggregate number of shares to 2,702,300 repurchased under the program, and an aggregate of 797,700 shares remaining available for repurchase.

o

Human Collagen Development Agreement. In June 2003, Immucor, Inc. finalized a development agreement for the production of human collagen mesh with Inamed Corporation (NASDAQ: IMDC), a global healthcare company and the market leader in the dermal filler market. Under terms of the agreement, Gamma Biologicals, Inc., Houston, Texas, a wholly owned subsidiary of Immucor, will optimize the manufacturing process for the production of a human collagen raw material for Inamed. Gamma has proven expertise in the growth of human cell lines for the production of monoclonal antibodies. During the fourth quarter of fiscal 2004, the Company shipped its first human collagen material to Inamed. The Company expects to sell between $3.0 million and $4.0 million of human collagen to Inamed during fiscal 2005.

o

Third Generation Instrument. The Company has identified the need for a fast, lightweight, fully automated instrument to serve the small to medium accounts, the largest segment of the Company’s customers, which number approximately 7,500 worldwide. The Company has entered into an agreement with Bio-Tek Instruments, Inc. to develop a third generation instrument. The instrument, as designed, will be over two times faster and provide more efficiency than the ABS2000 and is expected to appeal to customers throughout the world. The cost of development totaled $0.8 million in fiscal 2004 and is expected to reach $2.8 million in fiscal 2005 before dropping to $1.5 million in fiscal 2006. European launch is currently projected for fiscal 2006. The instrument is designed for service utilizing a “depot” approach (i.e., the customer delivers an instrument to a Company depot for servicing and receives a loaner instrument to use until servicing is complete) that should significantly reduce service costs.

o

New Senior Credit Facility. On December 19, 2003, the Company announced it had completed a new $27.0 million secured credit facility with SunTrust Bank. The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan, both at terms more favorable to the Company than its former credit facility.

o

CE Marking. During the year the directive for CE marking all products destined for sale within the European Union became effective. This CE marking symbolizes that the product conforms to all applicable European Community provisions and that the appropriate conformity assessment procedures have been completed. The Company successfully completed certifications for CE marking for approximately 290 products manufactured for the European market.

Industry

          Immucor is part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the transfusion of blood and blood components. In the U.S., the FDA regulates human blood as a drug and as a biological product, and it regulates the transfusion of blood as the administration of a drug and of a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See “Regulation.”

          The principal components of blood are plasma (the fluid portion) and red cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the health care provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor’s red blood cells contain antigens that could react with the corresponding antibody in the patient’s plasma, the transfusion of the red blood cells may result in the potentially life-threatening destruction of the transfused red blood cells.

          Because of the critical importance of matching patient and donor blood, procedures for testing compatibility are generally performed by highly educated technologists in hospitals, blood banks and laboratories. At present, with few exceptions, these tests are performed manually using procedures which the Company believes can be significantly improved using its instrumentation and solid phase system to automate the testing procedures. See “Instruments and Instrument Systems.”

          The Company believes that the worldwide market for traditional blood bank reagents is approximately $400 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach $1.0 billion. Therefore, the introduction of labor saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. The Company anticipates that automation will increase the available market for traditional and automated reagents to approximately $575 million while decreasing the overall cost of blood testing by reducing the labor component by approximately $500 million.

Strategy

          Immucor is focused on increasing worldwide market share in the next three years with a focus on the United States, Western Europe and Japan. The Company’s strategy is to further strengthen its competitive position in the blood bank testing market by restructuring the market through automation of the transfusion laboratory and to firmly establish Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

          Maximize Instrument Placements. The Company’s strategy is to strengthen its leadership position in the automation of blood bank testing by establishing a large base of installed instruments that future market entrants must overcome. To facilitate instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the second-generation Galileo™ automated analyzers, all of which operate exclusively with Immucor’s proprietary solid phase Capture® assays. The Company utilizes a “razor/razorblade” business model. When the customer procures an instrument from the Company, they must also purchase proprietary reagents from the Company. In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

          Align Prices with Costs. In the past, reagent manufacturers were faced with increased costs of manufacturing while, during the same period, market prices for blood bank products decreased. The Company has utilized its market leadership position in the United States to increase its prices to align them with its costs. The Company expects these adjustments will continue to have significant favorable impact on the Company’s financial performance while adding only slightly to the cost of a patient transfusion.

          Maximize Revenue Stream Per Instrument Placement. Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor’s family of blood bank testing systems operates exclusively with the Company’s proprietary reagent lines and Capture® technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per instrument placement is $20,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing reagent usage per placement.

          Develop New and Enhanced Products. Immucor continually seeks to improve existing reagent products and develop new reagent products to enhance its market share and improve gross margins. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the second-generation Galileo™ automated analyzers, all of which operate exclusively with Immucor’s proprietary solid phase Capture® assays.

Proprietary Technology Platform

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

          Solid Phase Technology. In the Company’s proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P®, Capture-R®, Capture-CMV®, Capture-S and the Company’s ongoing research, the Company believes that solid phase test results, in batch test mode, can generally be obtained in substantially less time than by existing techniques.

          Immucor has obtained FDA clearance for sale of five test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P®; a Red Cell Antibody Detection System, Capture-R®; Capture-R® Select, used for antibody screening, identification, phenotyping, crossmatching and in the weak D test, and two Infectious Disease Tests, Capture-CMV® and Capture-S. In these four test systems, antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

Reagents

          Most of Immucor’s current reagent products are used in tests performed prior to blood transfusions to determine the blood group and type of patient and donor blood, in the detection and identification of blood group antibodies, in platelet antibody detection and in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusions using only FDA licensed reagents such as those manufactured and sold by the Company.

The following table sets forth the products sold by or exclusively for the Company, most of which are manufactured by or exclusively for the Company.

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen's blood group as either A, B, AB or O.

Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.

Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine crossmatching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

Reagent Red Blood Cells	Detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Rare Serums	Detect the presence or absence of rare red cell antigens.

Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.

Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.

Monoclonal (Hybridoma)	Detect and identify ABO and other antigens on red blood cells.
Antibody-based Reagents

Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.

Fetal Bleed Screen Kit	Used to detect excessive fetal-maternal hemorrhage in Rh-negative women.

Capture-P®	Used for the detection of platelet antibodies.

Capture-R®	Used to detect and identify unexpected blood group antibodies.

Capture-CMV®	Used for the detection of antibodies to cytomegalovirus.

Product Group	Principal Use
Capture-S	Used for the detection of antilipid antibodies for syphilis screening.

Capture-R®Select	Used for antibody screening, identification, phenotyping, crossmatching and in the weak D test.

HLA Serums	Transplant typing and paternity testing.

Infectious Diseases	Detection of certain infectious diseases by the methods of Capture, ELISA, Immunofluorescence and Latex Slide Tests.

Clinical Chemistry	Blood analysis and pathological testing.

Immunofluorescent Monoclonal	Used in clinical research to identify rare cell surface antigens.
Antibodies

Instruments and Instrument Systems

          The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists. Based on the results of independent workflow studies, the Company believes that its instruments and instrument systems significantly reduce the amount of blood bank technologist time required to perform routine blood compatibility tests.

          ABS2000: Fully Automated Blood Bank System. This automated, “walk-away” blood bank analyzer uses Immucor’s proprietary Capture® reagent product technology to perform blood bank patient testing and is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly-owned subsidiary of Lionheart Technologies, Inc.

          ROSYS Plato: Microplate Liquid Handler and Sample Processor. The system provides medium sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates and also uses Immucor’s proprietary solid phase Capture®assays.

          DIAS PLUS: High Volume Microplate Processor. The instrument provides large blood donor centers and clinical reference laboratories with automated batch processing and positive sample identification of routine blood donor tests, and uses the Company’s Capture-R®, Capture-CMV® and Capture-S products.

          GALILEO™: High Volume Microplate Processor. The system provides hospitals, clinical reference laboratories and blood donor centers a fully automated solution to perform all the routine blood bank tests including blood grouping, antibody screening, crossmatch and antibody identification. A high throughput instrument, Galileo™ can process up to 224 different samples at once. The Galileo™ uses Immucor’s proprietary Capture® reagent product technology and is manufactured exclusively for Immucor by Stratec.

          Multireader Plus: Microplate Reader. This semi-automated spectra photometric microtitration plate reader reads and interprets test results of Immucor’s proprietary Capture® products. Together with the ROSYS Plato or the DIAS PLUS, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers, large hospital transfusion laboratories and large reference laboratories.

Laboratory Equipment. Immucor also distributes laboratory equipment designed to automate certain blood testing procedures and used in conjunction with the Company’s Capture® product.

Products Under Development

          Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or pre-market approval by the FDA. The Company employs several persons in the U.S. whose specific duties are improving existing products and developing new products for the Company’s existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2004, 2003 and 2002, the Company spent approximately $3.7 million, $2.1 million and $2.0 million, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company’s ability to meet the needs of its customers.

          Blood Bank Automation. The Company believes that the blood banking industry today is labor-intensive, and that a market exists for further automation of blood compatibility tests currently being performed manually by hospital and donor center blood bank technologists.

          On January 19, 2004, the Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of a third generation automated assay instrument. The Company has identified the need for a fast, lightweight, fully automated instrument. This instrument will serve the small to medium accounts, the largest segment of our customers, which number approximately 7,500 worldwide. The instrument as designed will utilize the Company’s proprietary Capture® technology and will be over two times faster than the ABS2000. The cost of development totaled $0.8 million in fiscal 2004 and is expected to reach $2.8 million in fiscal 2005 before dropping to $1.5 million in fiscal 2006. European launch is expected in mid 2006. The instrument will be serviced utilizing a depot approach that should significantly reduce service costs. Upon acceptance of the engineering model, the Company will have been deemed to issue a purchase order for 100 units. There is no minimum purchase requirement to maintain exclusivity.

          Additional Solid Phase Applications. The Company plans to continue to develop and refine its patented solid phase technology. Recently, the Company has developed a screening test for the detection of weak D antigens on donor red cells, that is available to Galileo™customers in Europe, and became available to the U.S. market when the Galileo™ was approved by the FDA. The Company has also developed a new Capture® product, Capture-R® Select. Capture-R® Select uses an anti-human RBC specific monoclonal to immobilize unwashed human red blood cells. It has been developed for use on the Galileo™ for antibody screening, antibody identification, phenotyping, crossmatching and in the weak D test. The anti-human RBC specific monoclonal is grown at the Company’s Houston facility. Capture-R® Select became available to the U.S. market when the Galileo™ was cleared for market by the FDA.

          Monoclonal Antibodies. Monoclonal antibodies are derived by fusing an antibody-producing cell with a tumor cell, resulting in a hybridoma cell that manufactures the original antibody. The Company is actively engaged in the development of additional monoclonal antibodies for a variety of uses, including the detection of blood group and infectious disease antigens and for use in its solid phase test systems. Monoclonal antibodies are highly specific, a trait which allows them to detect and identify antigens with greater efficiency than other reagents. Product quality and consistency is maintained from production lot to production lot. The Company continues to pursue the development of such antibodies principally through its Gamma and Dominion subsidiaries.

          University of Vermont Platelet Marker Test Agreement. In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased function (excess bleeding). The need for an assay that can quantitatively differentiate patients at low, as opposed to high, risk of a detrimental heart event is critical in the pharmacological treatment of these patients. In addition, the method offers promise for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company spent approximately $0.1 million in fiscal 2004 to facilitate this project and expects to spend $50,000 in fiscal 2005.

Marketing and Distribution

          Immucor’s potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 2% of the Company’s current annual sales volume. The Company believes there is a slight amount of seasonality to its sales activity as fewer donations and elective surgical procedures are performed in its first quarter (June-August) and third quarter (December-February). There is no material backlog of reagent revenues. At May 31, 2004, the Company had a backlog of installed but unrecorded instrument sales of approximately $1,200,000.

          During fiscal 1999, the Company implemented its strategic plans to consolidate the U.S. blood bank market, leaving Immucor and Ortho-Clinical Diagnostics as the only two companies offering a complete line of blood banking reagents in the U.S. The Company executed its plans through a series of acquisitions. The Company believes it is now the market leader in North America. In addition, the Company seeks to continue to increase its worldwide market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its blood bank automation strategy and solid phase technology.

          The Company markets and sells its products to its customers directly through 114 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain and Belgium. In addition, the Company utilizes 10 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. In operating as a systems-oriented organization, the Company conducts extensive capital sales training of its sales force and specialized capital sales representatives. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

          The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 2004, 2003 and 2002, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $44.9 million, $38.4 million and $31.8 million, respectively. These sales accounted for approximately 39.9%, 38.9% and 37.7% of the Company’s total net sales for the respective fiscal years. During the years ended May 31, 2004, 2003 and 2002, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $4.9 million, $4.8 million and $5.3 million, respectively. Most of the Company’s foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. The Company’s German operations made net export sales to unaffiliated customers of approximately $4.9 million, $3.1 million and $2.3 million for the years ended May 31, 2004, 2003 and 2002, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $2.2 million, $2.2 million and $2.1 million for the years ending May 31, 2004, 2003 and 2002, respectively. The Company’s Italian operations made sales in Italy of $9.6 million, $7.6 million, and $6.0 million for the years ending May 31, 2004, 2003 and 2002, respectively. Please refer to Note 14 to our consolidated financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which the Company does business. Revenue is allocated by geographic area based on the subsidiary from which the sale originates. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. For the year ended May 31, 2004, foreign net sales increased $4.3 million due to the exchange fluctuation of the Euro. Since the end of the fiscal year, the Euro has remained relatively constant against the dollar for the two months ended July 30, 2004 and exchange fluctuations had little effect on foreign net sales.

Suppliers

          The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Lionheart Technologies, Inc. for the ABS2000 and our third-generation automated assay instrument when available, Stratec Biomedical AG for the Galileo™, (see Note 11 of the consolidated financial statements) and Serologicals, Inc., the joint manufacturer of some of the Company’s monoclonal antibody-based products (see Note 8 of the consolidated financial statements). The Company believes that its business relationship with its suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

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

Regulation

          The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, European and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.  See “Industry”.

          An FDA facility license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company’s products must be submitted to and approved by the FDA prior to its sale or distribution. The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982 to Immucor, Inc. for the Norcross facility and U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971 to Gamma Biologicals, Inc. for the Houston facility.

          In June 2003, the FDA inspected the Immucor, Inc. facility in Norcross, Georgia and reported three minor observations.  The Company responded to the observations in late July 2003.  In December 2002, the FDA inspected the Gamma Biologicals, Inc. facility in Houston, Texas and reported three minor observations. The Company responded to these observations on January 31, 2003.The FDA acknowledged receipt of the Company’s responses and indicated that the Company’s responses would be verified during the next inspections.

          In addition, each product manufactured by the Company is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European recognized Notified Body and the Japanese Ministry of Health prior to authorization to market.  Significant changes to the Company’s products or facilities can require additional submission and review prior to implementation.

          For example, the Company holds several FDA product licenses to manufacture blood-grouping reagents, anti-human globulin reagents and reagent red blood cells.  The Company must prepare biological product license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for a new product or instrument. To accomplish this, the Company must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards.  There can be no assurance that any future product licenses or instrument clearances will be obtained by the Company.

          In 2003, all Immucor manufacturing facilities worldwide were issued certification or certification renewal to the ISO 13485: 1996 standard for its quality management systems.  This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as Europe and Canada.  In addition, to continue marketing its products to the European Union, the Company is required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC.  This certification authorizes the use of the CE mark on Company products that allows products free access to all countries within the European Union.  The Company successfully completed certifications for CE marking all products manufactured for the European market.

          In addition to the U.S., Europe and Canada, there are multiple countries worldwide that also impose regulatory barriers to market entry.  The Company continues to maintain product registrations and approvals necessary to maintain access to foreign markets.

          In North America, the Company has hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and the Company believes that its manufacturing and on-going quality control procedures conform to the required statutes, regulations and standards.

Patents, Trademarks and Royalties

Since 1986, the U.S. Patent Office has issued to Immucor six patents pertaining to its solid phase technology.

          Immucor’s solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006; the date on which the first patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2004, 2003 and 2002 the Company paid royalties of approximately $451,000, $463,000 and $473,000 under this agreement. See Note 10 of the consolidated financial statements.

          The Company has registered the trademark “Immucor” and several product names, such as “ABS2000", “ImmuAdd”, “Capture”, “Capture-P”, “MCP”, “Capture-R”, “Ready-Screen”, “Ready-ID”, and “Capture-CMV”. Dominion Biologicals, Limited has registered the trademark “NOVACLONE”. Gamma Biologicals, Inc. has registered the trademark “Gamma.”

          Through the acquisition of the BCA blood bank division of Biopool International, Inc., the Company acquired several registered trademarks but produces only one of the products with the registered trademark “RESt”. The Company continues to distribute four products manufactured by Biopool, Inc.

Competition

          Competition is based on quality of product, price, and talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. In the past several years, the industry experienced aggressive price competition, particularly among manufacturers that targeted large hospitals and institutions as key customers. In spite of this competitive environment, the Company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the Company’s emphasis on product quality, the introduction of new products, specialty products, customer service and training. The Company believes that Ortho Clinical Diagnostics, a Johnson & Johnson company, is its sole competitor with licenses to manufacture a complete line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999 and remains the North American market leader.

          The Galileo™ instrument was introduced to the major European countries starting in June 2002. Throughput for the routine battery of tests is 70 per hour. This is very important to the European market, since in most cases the laboratories are open for one shift only and the testing is condensed into an eight-hour period versus a 24-hour period in the United States. The Company believes that none of the instruments marketed by its competitors can approach the speed of the Galileo™. The Company believes that the instrument speed will give Galileo™ the advantage in the U.S. market as well. The Company received FDA clearance to market the Galileo™ in the United States in April 2004.

          In June 2003, Ortho-Clinical Diagnostics announced that its Micro Typing Systems subsidiary received FDA clearance to begin marketing the Ortho ProVue™. Throughput for ABO/Rh and antibody screening is eight to ten tests per hour and is to be used in conjunction with the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. The only Immucor instrument with which the ProVue™ competes directly is the ABS2000. Immucor's management believes the ABS2000’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen offers the customer significant price savings over the ID-Micro Typing™ Gel Test™required for the ProVue™.

          Olympus America Inc. has developed an automated analyzer for the blood donor market. The instrument, known as the PK7200, has been on the market for a number of years. The instrument performs only ABO/Rh testing and does not perform antibody screening. The Olympus instrument users currently must dilute ABO and Rh reagents for the machine’s use. Gamma has developed diluted ready-for-use reagents for Olympus and has received clearance from the FDA for the last of these reagents in late fiscal 2003. Olympus has begun the conversion of their customers to the diluted ready-for-use reagents. Management does not believe the Olympus diluted reagents or Olympus instrument will have an adverse effect on the Company’s revenue or instrument strategy in North America.

          European competitors for blood bank products include Diamed, a Swiss company, and Biotest AG. Both of these companies have been established longer than the Company and may have greater financial and other resources than the Company. In Europe Diamed markets the Walk Away Diana instrument that is manufactured by Grifols, a Spanish company. This system utilizes Diamed’s proprietary gel cards and is the same instrument that is marketed as the ProVue™ by Ortho-Clinical Diagnostics in the United States.

          Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the business principally because of the completeness of its product line, quality and price of its products, the sale of innovative products such as blood bank automation, the Company’s Capture®products (see Reagents, and Instruments and Instrument Systems), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

          Biotest AG, a German pharmaceutical and diagnostic company, presently has FDA licenses for six reagent products. Since the product line is incomplete there is no evidence that Biotest will be in a position, in the near term, to market a complete viable commercial product line.

          Ortho-Clinical Diagnostics also competes in the European instrument market with the AutoVue instrument. Throughput for ABO/Rh and antibody screening is approximately 25 tests per hour. The system utilizes Ortho gel cards. Immucor management believes the ABS2000’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen will offer the customer significant price savings over the use of gel cards.

Employees

          At July 30, 2004, the Company and its subsidiaries had a total of 531 employees. The Company had 366 full time employees in the U.S., of whom 41 were in sales and marketing, 283 were in manufacturing, research and distribution, and 42 were in administration. In Germany, Portugal, Italy, Spain, Canada and Belgium, the Company had 165 full-time employees, of whom 73 were in sales and marketing, 60 were in research, distribution and administration and 32 were in manufacturing.

          The Company has experienced a low turnover rate among its technical and sales staff. There are no Company employees that are represented by a union. The Company considers its employee relations to be good.

Available Information

          Immucor files reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the “1934 Act”) with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, information may also be accessed at the Commission’s Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. Electronic versions of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may also be accessed through the Company website at www.immucor.com under “About Us/Investor Information/SEC Filings”. All such reports are available through the Company’s website free of charge.

Item 2. — Properties.

          The Company leases approximately 120,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2004 were approximately $806,000.The term of the lease is for a six-year period ending August 2007 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing.

          In Germany, the Company leases 2,300 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2004 totaled approximately $244,000. The term of the lease in Germany is through April 2009. In Italy, rent expense for the fiscal year ended May 31, 2004 totaled approximately $117,000 for 850 square meters. The Company has five separate lease agreements for the facility in Italy with terms expiring between September 2004 and November 2007. In Portugal, the Company leases 110 square meters of office space and rent expense for the fiscal year ended May 31, 2004 was approximately $14,600. In Spain, the Company leases 330 square meters of office space and rent expense for the fiscal year ended May 31, 2004 was approximately $56,000. In Belgium, the Company owns land and a 1,400 square meter building subject to a first lien mortgage. In Canada, the Company owns a 15,000 square foot building on approximately one acre of land. The Company believes all of its facilities and lease terms are adequate and suitable for the Company’s current and anticipated business for the foreseeable future.

Item 3. — Legal Proceedings.

No material proceedings are pending against the Company, and no similar proceedings are known by the Company to be contemplated by governmental authorities.

Item 4. — Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Period June 1 through July 31, 2004	$ 22.23	$ 18.23

Fiscal Year Ended May 31, 2004
First Quarter	$ 11.36	$ 8.46
Second Quarter	15.50	10.67
Third Quarter	16.17	10.87
Fourth Quarter	20.96	10.50

Fiscal Year Ended May 31, 2003
First Quarter	$ 8.56	$ 4.82
Second Quarter	10.76	5.72
Third Quarter	11.52	7.00
Fourth Quarter	10.36	8.19

As of July 30, 2004, there were 290 holders of record of the Company’s common stock. The last reported sales price of the common stock on such date was $20.26.

          Immucor has not declared any cash dividends with respect to its common stock. The Company presently intends to continue to retain all earnings in connection with its business. The Company’s agreement with its principal lender contains certain financial and other covenants that, among other things, limit annual capital expenditures, limit payment of cash dividends and the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. See Note 3 of the consolidated financial statements.

          Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on September 13, 2002 to shareholders of record on August 26, 2002, which resulted in the issuance of 4,128,630 shares of common stock. Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. The stock splits were the fourth, fifth and sixth for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. All share and per share amounts disclosed in this document have been restated to reflect the impact of the above stock splits.

Equity Compensation Plan Information

The following table provides information as of May 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders *	1,900,684	$6.44	225,115
Equity compensation plans not approved by security holders **	1,480,773	$2.36	12,210
Total	3,381,457	$4.66	237,325

*   Includes the Company’s 1998 Stock Option Plan and 2003 Stock Option Plan. For a description of the material features of these plans, see Note 6 of the consolidated financial statements.

**  Includes the Company’s 1990 Stock Option Plan and 1995 Stock Option Plan. For a description of the material features of these plans, see Note 6 of the consolidated financial statements.

Stock Repurchase Program

          The Company instituted a repurchase program in June of 1998 for up to 2,700,000 shares. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares of its common stock. The Board of Directors, on August 2, 2004, authorized the Company to repurchase up to an additional 500,000 shares of its common stock. The Company’s repurchase program does not have an expiration date.

Item 6.-- Consolidated Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	Year Ended May 31,
	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)
Statement of Operations Data:
Net sales	$ 112,558	$ 98,648	$ 84,472	$ 69,795	$ 76,840
Cost of sales	50,369	42,790	37,477	38,086	36,408

Gross profit	62,189	55,858	46,995	31,709	40,432

Operating expenses:
Research and development	3,749	2,051	1,997	1,894	2,003
Selling, general and administrative	36,738	31,503	29,957	30,876	31,070
Loss on impairment of goodwill	--	--	--	3,063	--

Total operating expenses	40,487	33,554	31,954	35,833	33,073

Income (loss) from operations	21,702	22,304	15,041	(4,124)	7,359

Other:
Interest income	41	127	41	58	31
Interest expense	(881)	(2,406)	(4,454)	(3,747)	(2,911)
Other (expense) income - net	(598)	158	1,356	229	231

Total other	(1,438)	(2,121)	(3,057)	(3,460)	(2,649)

Income (loss) before income taxes	20,264	20,183	11,984	(7,584)	4,710
Income taxes	7,726	5,813	3,189	465	1,898

Net income (loss)	$ 12,538	$ 14,370	$8,795	$ (8,049)	$ 2,812

Income (loss) per share:
Per common share	$ 0.42	$ 0.51	$ 0.36	$ (0.33)	$ 0.11

Per common share - assuming dilution	$ 0.40	$ 0.47	$ 0.34	$ (0.33)	$ 0.10

Weighted average shares outstanding
Common shares	29,505	28,203	24,658	24,590	26,033

Common shares - assuming dilution	31,329	30,315	25,770	24,590	28,755

	May 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$ 48,261	$ 40,872	$ 27,070	$ 19,536	$ 21,868
Total assets	124,417	116,886	101,367	95,813	102,775
Long-term obligations, less current portion	7,216	18,231	31,581	39,951	34,815
Retained earnings	55,956	43,426	29,057	20,262	28,311
Shareholders' equity	92,953	73,695	43,953	29,843	40,919

(1)	All share and per share amounts have been restated to reflect the July 2004, November 2003 and September 2002 three-for-two stock splits.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Certain statements that Immucor may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,”“expects,” “believes,” “anticipates,” “estimates,”“projects,” “will”, “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, product development or regulatory obstacles, changes in interest rates, changes in demand for the Company’s human collagen product and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

          We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Board of Directors.

Revenue Recognition

          The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfers to the customer. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

          In some situations, the Company sells an instrument to a third-party leasing company without recourse, and receives full cash payment for the instrument upon receipt of the ultimate customer’s signed delivery and acceptance. In certain limited situations involving third party lease arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third party leasing company. In these limited situations, the Company defers the revenue related to the sale, along with the corresponding cost of sales, and subsequently recognizes the revenue over the lease term as the lease payments are made to the third party leasing company and it is clear that the ultimate customer has not terminated the related lease.

          The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training and installation), the subsequent servicing of the instrument during the first year, and reagent products provided to the customer during the validation period. The portion of the instrument sales price applicable to the instrument itself (including training and installation), which is determined based on fair value, is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. The portion of the sales price applicable to reagent products provided to the customer during the validation period, based on fair value, are recognized when the instrument itself is recognized as generally such recognition occurs when the validation period is completed. The portion of the sales price applicable to servicing the instrument during the first year, based on fair value, is deferred and recognized over the first year of the contract. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

Allowance for Doubtful Accounts

          Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Current policy is to provide a minimum allowance of 4% of third-party gross receivables which is based on historical collection experience. Any specific third-party invoices over three years old is provided for in addition to the minimum allowance. Any third-party invoices over eighteen months old and under $50 is provided for in addition to the minimum allowance. At May 31, 2004, the allowance is approximately 4.8% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

          Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of operations as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products with less than six months dating are written down to zero. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control, needs to be reworked, or is past its expiration date is written down to zero. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during fiscal 2004.

Goodwill and Other Long-lived Assets

          In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations. See Note 1 and 16 of the consolidated financial statements.

Income Taxes

          The Company’s income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The Company follows specific guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides allowances as required. The valuation of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2004. See Note 9 of the consolidated financial statements.

Stock-based Employee Compensation

          The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In determining the pro forma compensation expense, management must make estimates of volatility of the underlying common stock and expected option life, which impacts the option fair value. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 1 of the consolidated financial statements.

Overview

          For fiscal 2005, the Company’s strategy is focused primarily on improving gross margin and on developing its third generation automated assay instrument. While the Company’s net sales for the year ended May 31, 2004 increased to $112.6 million from $98.6 million for the year ended May 31, 2003, gross margin (gross profit as a percentage of sales) decreased to 55.2% for the year ended May 31, 2004 from 56.6% for the year ended May 31, 2003.

As discussed below under “Results of Operations,” the deterioration in gross margin was due to several factors, including:

o	Increased production, quality and regulatory costs,
o	Increased reagent sales to European distributors at relatively lower margins than direct sales to end users,
o	Increased instrument service burden, and
o	Costs incurred to consolidate red cell manufacturing facilities.

          While the Company plans to continue European sales through distributors, as the Company believes that utilizing distributors established in key European markets is far more advantageous to the Company than developing its own sales and distribution network in these markets, it has implemented steps to stabilize and improve gross margin, including:

o

The elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities, partially completed during the fourth quarter of fiscal 2004 and continuing through the first quarter of fiscal 2005;

o

The consolidation of the Company’s red cell product manufacturing, previously produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, completed at the end of the fourth quarter of fiscal 2004;

o	Obtaining FDA clearance of the Galileo(TM)for marketing in the United States, and
o

The development of a third generation automated assay instrument from which the Company expects to produce higher margins and lower service costs when it is introduced (currently projected for fiscal year 2006).

          On April 25, 2004, the Company obtained FDA clearance to market its high-volume Galileo™instrument in the U.S., designed for the large-sized hospital market. The instrument revenue and the related reagent revenue stream are expected to improve gross margins, because the instrument requires proprietary reagents developed for automated technology, thus commanding a premium price over traditional products. As of July 21, 2004, the Company has placed 133 Galileo™ instruments with international customers since introducing the Galileo™ to the European market during the first quarter of 2002.

          The Company recently announced it is developing a third generation instrument, currently referred to as the “G3” and planned for release in 2006. The G3 is targeted at the small- to medium-sized hospital market, the largest segment of the Company’s customers, which number approximately 7,500 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The G3 is expected to be significantly smaller and faster than the ABS2000, but have substantially all of the features of the Company’s larger Galileo™ product, apart from lower throughput. The G3‘s smaller size is designed to allow “depot service” where a customer delivers an instrument to a Company depot for servicing and receives a loaner instrument to use until servicing is complete. The Company expects this depot method to be more cost effective than sending repair personnel to the customer’s site, and accordingly expects instrument service costs will eventually decline as the G3 replaces the ABS2000.

Liquidity and Capital Resources

          Net cash provided by operating activities totaled approximately $22.7 million, $20.3 million, and $13.1 million for the fiscal years 2004, 2003 and 2002, respectively. As of May 31, 2004, the Company’s cash and cash equivalents balance totaled $15.7 million, an increase of $4.5 million over fiscal 2003 and $11.7 million over fiscal 2002.

          As outlined in the chart below, management worked diligently to reduce the days sales in accounts receivable. Some of the Company’s foreign subsidiaries have historically slower collection rates due to their respective economic environments. The Company has been successful with the factoring of Italian accounts receivable that continues to improve the Italian subsidiary’s financial position. The Company has made an 18% improvement in days sales in receivables over the past two years. The Company has also experienced an 11% improvement in days sales in inventory over the last two years. Improvements in inventory management through product consolidation and production planning have been offset by the $1.6 million increase in instruments in inventory from the addition of the Galileo™ to the product line.

	2004	2003	2002
Days Sales in Receivables	84	96	103
Days Sales in Inventory	133	137	150

          For the year ended May 31, 2004, $7.1 million of cash was used in investing activities primarily for capital expenditures of $3.0 million for Galileo™ and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $2.7 million for manufacturing consolidation and quality system improvements at its Norcross and Houston facilities, $0.8 million for computer hardware and software enhancements of the enterprise software system, approximately $0.5 million for the human collagen mesh manufacturing suite at the Houston facility and $0.1 million to refurbish the German facility. Planned capital expenditures for fiscal 2005 total approximately $7.3 million, including approximately $3.7 million for planned upgrades at its Norcross facility for its manufacturing, quality and support systems, approximately $2.8 million for offsite placements of the Galileo™ instruments by the foreign affiliates, and approximately $0.5 million for upgrades at the Canadian facility.

          On December 18, 2003, the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of all of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter to write off unamortized deferred financing charges related to its previous credit facility. As of May 31, 2004, there was $11.0 million outstanding on the term loan and none outstanding on the revolver.

          Net cash used in financing activities totaled approximately $11.3 million. Approximately $26.5 million in payments of long-term debt, primarily to repay obligations to Wachovia Bank, line of credit and capital lease obligations, were made during the period. Proceeds under the new secured credit facility with SunTrust Bank totaled $12.0 million during the period. The receipt of $3.3 million in cash from the exercise of stock options partially offset the net cash used in financing activities. These options were granted in prior fiscal years at exercise prices equal to the market value of the Company’s stock on the date granted. See Note 6 and Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters—Equity Compensation Plan Information.”

          The Company instituted a repurchase program in June of 1998 for up to 2,700,000 shares, of which 2,416,500 shares had been purchased prior to fiscal 2004, leaving 283,500 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares of its common stock. In the subsequent two-month period following the implementation of the June 2004 repurchase program, the Company repurchased an additional 285,800 shares at an average price of $19.63, bringing the aggregate number of shares to 2,702,300 repurchased to date since implementation of the 1998 repurchase program. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of its common stock. With the August 2004 authorization, and taking into account all repurchases through July 2004, the Company is authorized to repurchase up to 797,700 shares, the aggregate amount remaining available for repurchase under the program.

          At May 31, 2004 and May 31, 2003, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At May 31, 2004 and May 31, 2003, the Company would have paid $156,965 and $422,677, respectively, to terminate the agreement in the Company’s functional currency. The interest rate swap agreement, with SunTrust Bank, is guaranteed by the Company. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates.

          Management continues to focus on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and cash flows from operations will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments. There are no restrictions on the Company’s foreign subsidiaries in the matter of sending dividends, or making loans or advances to the parent Company. Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below. Other long-term obligations represent outstanding unrecorded purchase commitments as of May 31, 2004.

Contractual Obligations and Commercial Commitments

Contractual Obligations	Payments Due by Period in thousands
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt and Lines of Credit	$11,458	$ 5,190	$6,233	$ 35	--
Capital Lease Obligations	1,600	652	612	336	--
Operating Leases	6,034	1,567	2,774	1,664	29
Other Long-Term Obligations	16,513	9,008	5,710	1,519	276
Total Contractual Cash Obligations	$35,605	$16,417	$15,329	$3,554	305

Repurchase Obligations (Instruments)

          In some situations, the Company sells an instrument to a third-party leasing company without recourse, and receives full cash payment for the instrument upon receipt of the ultimate customer’s signed delivery and acceptance. In certain limited situations, currently a total of four involving third party lease arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third party leasing company. In these limited situations, the Company defers the revenue related to the sale, along with corresponding direct and incremental cost of sales, and subsequently recognizes the revenue over the lease term as the lease payments are made to the third party leasing company and it is clear that the ultimate customer has not terminated the related lease.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financial arrangements as of May 31, 2004.

Results of Operations

          For the fiscal year ended May 31, 2004, net sales totaled $112.6 million, a $13.9 million (14.1%) increase over the prior year. Net income was $12.5 million, a $1.8 million (12.7%) decrease over the prior year. Diluted earnings per share totaled $0.40 on 31.3 million weighted average shares outstanding for fiscal 2004, as compared to diluted earnings per share of $0.47 on 30.3 million weighted average shares outstanding for the prior year.

Comparison of Years Ended May 31, 2004 and May 31, 2003

Net Sales

          Sales of traditional reagent products, i.e., products not utilizing the Company’s patented Capture® technology, increased $8.6 million, or 12.0%, from $71.9 million in fiscal 2003 to $80.5 million in fiscal 2004. Sales of Capture® products increased approximately $3.1 million to $21.9 million, a 16.5% increase over the prior year. The Company believes growth in reagent revenue, including both traditional reagent products and Capture® products, occurred as a result of approximately $4.3 million in price increases in North America, approximately $4.1 million in changes in the Euro exchange rate, and approximately $3.3 million in increased reagent volumes from instrument placements worldwide. Instrument sales for fiscal 2004 increased by approximately $1.7 million to $9.7 million, an increase of 22.1% over the prior year. Instrument revenue grew primarily as a result of increased sales of the Galileo™ instrument to distributors in Europe and to a $0.2 million change in the Euro exchange rate. The first shipment under the human collagen development agreement with Inamed occurred in May 2004 and contributed $0.4 million to the revenue increase.

Gross Profit

          Gross profit as a percentage of net sales was 55.2% versus 56.6% for the years ended May 31, 2004 and 2003, respectively. Manufacturing expenses for the United States increased $3.0 million, or 12.6% for the year ended May 31, 2004, as compared to the year ended May 31, 2003 and unfavorable manufacturing variances had a corresponding increase of $0.7 million, or 13.5%, for the year ended May 31, 2004, as compared to the year ended May 31, 2003. Manufacturing expenses increased due to additional personnel and expenditures to support domestic and international efforts to expand Company presence, and assure compliance with the FDA. The increase in manufacturing expenses also included approximately $0.4 million in worldwide expenses related to CE marking and European Union quality regulation compliance for products intended for sale within the European Union. Management had recognized the need for margin improvement early in the fiscal year and developed a detailed plan to consolidate the manufacture of the complex red cell products into the Norcross facility. The project was completed in May 2004, at a cost of approximately $0.3 million. Consolidation of redundant red cell panels and the accompanying supplemental products will allow the Company to produce a panel that gives the customer a better selection of antibodies and increase the Company’s efficiency. A plan to eliminate a number of redundant products, which were manufactured at the Company’s three manufacturing facilities, was partially completed during the fourth quarter of fiscal 2004 and will continue through the first quarter of fiscal 2005. Better inventory management and production planning resulted in manufacturing efficiency improvement of $1.6 million, or 43.1%, for the year ended May 31, 2004, as compared to the year ended May 31, 2003.

          Gross margin on traditional reagents fell to 59.0% for the fiscal year ended May 31, 2004, compared with 59.7% in the prior fiscal year, in spite of the $4.5 million in price increases, due primarily to the increased manufacturing expenses adding approximately $2.5 million in additional costs. Gross margin on Capture® products was 64.8%, compared with 68.1% in the prior year period. The increased sales volume of the Capture®products mentioned above was principally generated through sales to the distributor network in Europe at margins approximately 6% lower, or $1.9 million, than achieved through direct sales in the U.S. Increased manufacturing expenses translated to approximately $0.6 million of the decline in Capture® gross profit. The gross margin on instruments, including the impact of the cost of providing service was 4.3% for fiscal 2004 versus 1.3% for fiscal 2003. Instrument sales in Europe were made at a 32.5% gross margin for fiscal 2004 versus at a 23.0% gross margin for fiscal 2003, adding an additional $0.6 million to gross profit for fiscal 2004. Instrument revenue in the United States, which includes the cost of providing service, was made at a (30.7%) gross margin for fiscal 2004 versus at a (32.8%) gross margin for fiscal 2003. Instrument service continues to be provided at a loss for the year as overall instrument placements have not reached the level required for service operations to break-even and the older model ABS2000 instruments in the field advance in age. The instrument service burden of $1.0 million reduced the gross margin by 0.9%. The change in the Euro exchange rate increased gross profit by approximately $1.8 million.

Operating expenses

          When compared to the prior year, research and development costs for fiscal 2004 increased $1.7 million, or 82.6%. During the year, $1.0 million was incurred for contract research fees related to the G3, platelet and Galileo™ U.S. software development projects. Key personnel and resources were reallocated from manufacturing and administrative functions to research and development functions for these projects, amounting to approximately $0.4 million. Preproduction collagen costs amounted to approximately $0.3 million for the year.

          Selling and marketing expenses increased $2.4 million for the year ended May 31, 2004, as compared to the prior year, of which $1.0 million was a result of the change in the Euro to dollar exchange rate. Travel, personnel and marketing expense increases in association with the sales efforts to further market the Galileo™ in Europe and the ABS2000 in the United States, to launch the Galileo™ in the United States, and to develop worldwide product branding, accounted for the remaining $1.4 million increase for the year.

          Distribution expenses for fiscal 2004 increased by $1.5 million compared to the prior year primarily due to additional personnel and expenses of $0.4 million incurred by the German subsidiary to establish a European distribution hub and $0.4 million in higher freight and supplies related to the shipping package reconfiguration for the Houston facility. The exchange rate effect of the Euro versus the dollar increased distribution expense $0.3 million.

          General and administrative expenses for the year ended May 31, 2004, rose approximately $1.3 million over the prior year. The change in the Euro exchange rate accounted for approximately $0.7 million. Approximately $0.2 million of the increase was due to higher legal, debt recovery and staffing costs for the Company’s Italian subsidiary. The remainder of the increase was due to additional personnel and expenditures worldwide to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and regulatory mandates in the United States.

Interest expense

          When compared to the prior year, interest expense decreased $1.5 million in fiscal 2004. The decrease is the result of reduced levels of long-term debt at more favorable interest rates amounting to savings of $1.0 million and a swing in the mark-to-market adjustment of the interest rate swap agreement amounting to $0.3 million. Lower amortization of debt issue costs due to reduced debt issue costs, subsequent to the extinguishment of the Company’s previous credit facility, reduced interest expense by $0.2 million for the current period. See Deferred Costs in Note 1 and Primary Obligations in Note 3 of the consolidated financial statements.

Other income (expense)

          Other income (expense), net, for the year ending May 31, 2004 includes a $0.9 million pre-tax, non-cash charge to write off unamortized deferred financing charges related to the Company’s previous credit facility. Fiscal 2003 amounts primarily reflected foreign currency transaction gains that exceeded foreign currency transaction losses and a $0.2 million impairment of assets. See Note 1 of the consolidated financial statements.

Income taxes

          The effective tax rate for the year ended May 31, 2004 was 38.1% versus 28.8% for the year ended May 31, 2003. Fiscal 2004 includes a true up of the estimated tax benefit of the 2003 European restructure and adjustments for misapplication of Texas franchise tax rules for fiscal years 2002 and 2003, that added $0.1 million and $0.3 million to income tax expense, respectively. In addition, a reserve of $0.2 million was established to recognize the increasingly conservative positions taken by the various taxing authorities. In the fiscal year ended May 31, 2003, the income tax provision for current year earnings was offset by a $1.4 million tax benefit generated through a restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years.

Comparison of Years Ended May 31, 2003 and May 31, 2002

Net Sales

          Sales of traditional reagent products, i.e., products not utilizing the Company’s patented Capture® technology, increased nearly $10.1 million, or 16.3%, from $61.8 million in fiscal 2002 to $71.9 million in fiscal 2003. Sales of Capture® products increased approximately $2.1 million to $18.8 million, a 12.6% increase over the prior year. The Company believes growth in reagent revenue occurred as a result of price increases in North America of approximately $10.4 million, partially offset by declines in international sales of approximately $1.2 million, primarily in South American countries that were experiencing financial difficulties, and the planned exit from the distribution of certain low-margin third-party products of approximately $1.0 million. Instrument sales for fiscal 2003 increased by approximately $2.5 million to $8.0 million, an increase of 45% over the prior year. Instrument revenue grew primarily as a result of increased sales of the Galileo™ instrument to distributors in Europe of approximately $3.4 million, offset by a decrease in United States instrument sales of $0.9 million. The effect on revenues of the change in the Euro exchange rate was an increase of $4.2 million for the fiscal year ended May 31, 2003.

Gross Profit

          Gross margin was 56.6% versus 55.6% for the years ended May 31, 2003 and 2002, respectively. Gross margin on traditional reagents was 59.4% for the current fiscal year, compared with 56.2% in the prior year period. Gross profit increased primarily due to the $10.4 million in price increases mentioned above. Gross margin on Capture® products was 68.6%, compared with 70.7% in the prior year period. The increased sales volume of the Capture® products mentioned above were principally generated through sales to the distributor network in Europe at margins to the Company approximately 6% lower than achieved through direct sales in the U.S, having a negative effect on Capture® gross profit of $0.1 million. The Galileo™ sales in Europe, primarily to distributors, were also at margins lower than would be achieved through direct sales, which negatively affected gross profit by $0.5 million. Instrument service was provided at a loss for the year, as overall instrument placements had not reached the level required for service operations to break-even. The instrument service burden reduced the gross margin by 0.5%. The change in the Euro exchange rate increased gross profit by approximately $1.9 million.

Operating expenses

          When compared to the prior year, research and development costs for fiscal 2003 increased 2.7%. Increases related to preparation for domestic field trials of the Galileo™ instrument were partially offset by a reduction of instrument development initiatives for the launch of the Galileo™ in the European market from the prior year.

          Selling and marketing expenses increased $1.4 million for the year ended May 31, 2003, as compared to the prior year, of which $1.0 million was a result of the change in the Euro to dollar exchange rate. Travel and marketing expense increases associated with the sales efforts to market the Galileo™ in Europe and the ABS2000 in the United States accounted for $0.4 million of the increase for the year.

          Distribution expenses for fiscal 2003 increased by $0.3 million compared to the prior year primarily due to the exchange rate effect of the Euro versus the dollar of $0.25 million and additional shipping expenses related to new customers and the implementation of a new shipping package configuration designed to maintain acceptable environmental temperatures and preserve product quality during shipment.

          General and administrative expenses for the year ended May 31, 2003, rose approximately $1.1 million over the prior year. The change in the Euro exchange rate accounted for approximately $0.5 million. The remaining increase of $0.6 million was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and regulatory mandates in the United States.

          Amortization expense declined $1.3 million for the year ended May 31, 2003, as compared with the prior year due to the adoption of SFAS No.142, Goodwill and Other Intangible Assets, which requires goodwill and indefinite lived intangible assets to be reviewed annually for impairment, or more frequently if impairment factors arise, instead of amortized. The Company tested goodwill for impairment as of March 1, 2003, as required by SFAS No. 142, utilizing a combination of valuation techniques, including the expected present value of future cash flows and a market multiple approach, and found no impairment.

Interest expense

          When compared to the prior year, interest expense decreased $2.0 million in fiscal 2003. The decrease was primarily the result of reduced borrowings on long-term debt and a more favorable interest rate that became effective in May 2002 under the original loan agreement and continued with the July 2002 amendment to the loan agreement. Also, lower amortization of debt issue costs due to the reset of long-term debt maturity dates further reduced interest expense.

Other income (expense)

          Other income (expense), net, for the year ended May 31, 2003, primarily reflects foreign currency transaction gains that exceeded foreign currency transaction losses and a $0.2 million impairment of assets. See Note 1 of the consolidated financial statements. Other income for the prior twelve-month period was favorably affected by the disgorgement of short-swing trading profits by the Kairos Group in the amount of $0.4 million and by $1.0 million from the settlement of a contractual dispute with Becton, Dickinson.

Income taxes

          In spite of significantly higher income levels, income tax expense increased only $2.6 million for the fiscal year ended May 31, 2003, as compared to the prior year. The income tax provision for current year earnings was offset by a $1.4 million tax benefit generated through restructuring of certain European operations that allowed for the utilization of tax losses generated in prior years. Fiscal 2002 had benefited from the utilization of U.S. net operating loss carry-forwards of $2.3 million.

Impact of Recently Issued Accounting Standards

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of Statement 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that is based on a promise and an expectation of performance. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective June 1, 2003, without impact on its financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption on January 1, 2003, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of May 31, 2004.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company must apply FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of May 31, 2004.

          In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company adopted the provisions of EITF 00-21 effective September 1, 2003, without a material impact on its financial statements.

See Note 1 of the consolidated financial statements for a discussion of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its consolidated statements of operations or financial position.

          In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”),Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149, on July 1, 2003, did not have a material impact on the Company’s consolidated statements of operations or financial position.

          In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150‘s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150, on September 1, 2003, did not have a material effect on the Company’s consolidated statements of operations or financial position.

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

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

          Interest Rate Risk. Interest rate swap agreements are entered into with the objective of managing exposure to interest rate changes. The Company has entered into interest rate swaps to effectively convert a portion of variable rate bank debt into fixed rates. At May 31, 2004 and May 31, 2003, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005, with an initial notional principal amount of $15.0 million that amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At May 31, 2004 and May 31, 2003, the Company would have paid $156,965 and $422,677, respectively, to terminate the agreement in the Company’s functional currency. See Note 3 of the consolidated financial statements. The Company had $11.5 million in outstanding debt at May 31, 2004. A 100 basis point increase or decrease in interest rates could decrease or increase annual net income by $0.1 million.

          Foreign Currency. Operating income generated outside the United States as a percentage of total operating income was 5% in 2004, 9% in 2003 and 7% in 2002. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. It has not been the Company’s practice to actively hedge its foreign subsidiaries’ assets or liabilities denominated in local currency. Most of the foreign currency exposures are managed locally by the Company’s foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2004, 2003, and 2002 the Company recorded foreign currency transaction gains (losses) of approximately $491,000, $697,000, and $(445,000), respectively. For fiscal 2004, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $4.3 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $3.0 million.

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The cumulative effect of the adoption of SFAS No. 133 on June 1, 2001 resulted in a comprehensive loss for fiscal 2002 (a component of Shareholders’Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $20,500 and $20,500 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2004 and 2003, respectively. The remaining balance of approximately $31,000 will be amortized through December 2005. Approximately $266,000 and $53,000 were charged directly to interest expense for the years ended May 31, 2004 and 2003, respectively. See Note 3 of the consolidated financial statements.

Item 8. — Financial Statements and Supplementary Data.

The following consolidated financial statements of the Company are included under this item:

-Report of Independent Registered Public Accounting Firm

-Consolidated Balance Sheets, May 31, 2004 and 2003

-Consolidated Statements of Operations for the Years Ended May 31, 2004, 2003 and 2002

-Consolidated Statements of Shareholders’ Equity for the Years Ended May 31, 2004, 2003 and 2002

-Consolidated Statements of Cash Flows for the Years Ended May 31, 2004, 2003 and 2002

-Notes to Consolidated Financial Statements

-Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (the “Company”) as of May 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immucor, Inc. as of May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in 2002 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2003.

/s/ Ernst &Young LLP

Atlanta, Georgia
July 30, 2004

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 15,697,082	$ 11,183,317
Accounts receivable, trade (less allowance for doubtful accounts of
$1,330,305 in 2004 and $1,678,361in 2003)	26,533,796	25,693,973
Other receivables	1,235,748	2,253,206
Inventories	20,160,858	16,921,216
Income taxes receivable	1,102,198	1,024,429
Deferred income taxes	1,545,493	2,705,281
Prepaid expenses and other	2,347,906	2,100,890

Total current assets	68,623,081	61,882,312

LONG-TERM INVESTMENT	770,000	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	22,846,358	21,051,235

DEFERRED INCOME TAXES	504,908	747,089

OTHER ASSETS - Net	1,029,752	1,765,376

DEFERRED LICENSING COSTS - Net	1,225,530	1,377,946

CUSTOMER LIST - Net	1,225,000	1,310,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	28,192,198	27,982,234

	$124,416,827	$116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	May 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current portion of borrowings under bank line of credit agreements	$ 146,765	$ 1,930,521
Current portion of long-term debt	5,043,450	5,047,195
Current portion of capital lease obligations	652,363	931,934
Accounts payable	8,116,645	7,949,590
Income taxes payable	205,495	88,087
Accrued salaries and wages	1,574,758	1,364,426
Deferred income taxes	439,271	464,469
Other accrued liabilities	4,183,648	3,234,413

Total current liabilities	20,362,395	21,010,635

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net
of current portion	146,610	141,431

LONG-TERM DEBT - Net of current portion	6,121,751	17,133,477

CAPITAL LEASE OBLIGATIONS - Net of current portion	947,577	956,529

DEFERRED INCOME TAXES	2,763,243	2,916,203

OTHER LIABILITIES	1,122,152	1,032,440

COMMITMENTS AND CONTINGENCIES	--	--

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; issued and
outstanding 30,176,345 at May 31, 2004 and 28,947,251 at May 31, 2003	3,017,634	2,894,725
Additional paid-in capital	34,307,559	28,156,719
Retained earnings	55,956,052	43,426,295
Accumulated other comprehensive loss	(328,146)	(782,262)

Total shareholders' equity	92,953,099	73,695,477

	$ 124,416,827	$ 116,886,192

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2004	2003	2002

NET SALES	$ 112,557,916	$ 98,647,794	$ 84,472,180

COST OF SALES	50,368,849	42,790,100	37,477,187

GROSS PROFIT	62,189,067	55,857,694	46,994,993

OPERATING EXPENSES:
Research and development	3,749,158	2,051,055	1,996,742
Selling and marketing	16,203,274	13,808,386	12,453,906
Distribution	8,467,845	6,972,373	6,609,461
General and administrative	11,697,413	10,353,824	9,273,176
Amortization expense	369,361	368,374	1,620,935

	40,487,051	33,554,012	31,954,220

INCOME FROM OPERATIONS	21,702,016	22,303,682	15,040,773

OTHER:
Interest income	41,039	126,838	40,700
Interest expense	(881,527)	(2,406,370)	(4,453,802)
Other (expense) income, net	(597,959)	158,318	1,356,143

	(1,438,447)	(2,121,214)	(3,056,959)

INCOME BEFORE INCOME TAXES	20,263,569	20,182,468	11,983,814

INCOME TAXES	7,725,763	5,812,711	3,188,904

NET INCOME	$ 12,537,806	$ 14,369,757	$8,794,910

INCOME PER SHARE

Per common share	$ 0.42	$ 0.51	$ 0.36

Per common share - assuming dilution	$ 0.40	$ 0.47	$ 0.34

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE, MAY 31, 2001	24,561,957	$ 2,456,197	$ 13,711,454	$ 20,261,628	$(6,585,812)	$ 29,843,467

Exercise of stock options and warrants	1,438,223	143,822	3,326,769	--	--	3,470,591
Tax benefits related to stock options and other	--	--	652,792	--	--	652,792
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	1,263,026	1,263,026
Cumulative effect of the adoption of
SFAS 133 on June 1, 2001, net of taxes	--	--	--	--	(102,721)	(102,721)
Hedge loss reclassified into earnings	--	--	--	--	30,809	30,809
Net income	--	--	--	8,794,910	--	8,794,910
Total comprehensive income						9,986,024

BALANCE, MAY 31, 2002	26,000,180	2,600,019	17,691,015	29,056,538	(5,394,698)	43,952,874

Exercise of stock options and warrants	2,947,071	294,706	7,034,523	--	--	7,329,229
Tax benefits related to stock options and other	--	--	3,431,181	--	--	3,431,181
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	4,591,888	4,591,888
Hedge loss reclassified into earnings	--	--	--	--	20,548	20,548
Net income	--	--	--	14,369,757	--	14,369,757
Total comprehensive income						18,982,193

BALANCE, MAY 31, 2003	28,947,251	2,894,725	28,156,719	43,426,295	(782,262)	73,695,477

Exercise of stock options and warrants	1,231,142	123,114	2,569,031	--	--	2,692,145
Tax benefits related to stock options and other	--	--	3,581,809	--	--	3,581,809
Cash paid for fractional shares from stock split	(2,048)	(205)	--	(8,049)	--	(8,254)
Comprehensive income:
Foreign currency translation adjustment	--	--	--	--	433,568	433,568
Hedge loss reclassified into earnings	--	--	--	--	20,548	20,548
Net income	--	--	--	12,537,806	--	12,537,806
Total comprehensive income						12,991,922

BALANCE, MAY 31, 2004	30,176,345	$ 3,017,634	$ 34,307,559	$ 55,956,052	$ (328,146)	$ 92,953,099

See notes to consolidated financial statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$ 12,537,806	$ 14,369,757	$8,794,910
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	6,014,044	5,255,526	4,494,661
Amortization of other assets and excess of cost over net
tangible assets acquired	369,361	368,374	1,620,935
Amortization of debt issue costs	245,971	449,817	620,857
Loss on debt retirements	924,344	--	--
Disposal of assets in settlement	--	--	806,108
Impairment of fixed assets	--	--	268,539
Impairment of long term investment	--	230,000	--
Deferred tax provision	1,199,353	(601,092)	(530,583)
Provision for doubtful accounts	206,223	641,996	819,167
Changes in operating assets and liabilities:
Accounts receivable, trade	(491,665)	4,056,154	(6,995,826)
Loan to officer	--	--	395,826
Income taxes	2,799,701	(78,311)	3,605,083
Inventories	(3,322,551)	(2,132,654)	111,603
Other receivables	1,072,069	(1,785,881)	--
Other current assets	321,402	(835,037)	(288,671)
Other long-term assets	(507,754)	72,656	(594,604)
Accounts payable	160,504	143,435	(285,404)
Other current liabilities	1,054,774	(366,316)	(302,295)
Other long-term liabilities	76,920	505,393	549,459

Total adjustments	10,122,696	5,924,060	4,294,855

Cash provided by operating activities	22,660,502	20,293,817	13,089,765

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(7,106,490)	(5,234,192)	(3,367,016)

Cash used in investing activities	(7,106,490)	(5,234,192)	(3,367,016)

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended May 31,
	2004	2003	2002

FINANCING ACTIVITIES:
Borrowings, net of repayments under line of credit agreements	$ 69,940	$ (3,351,534)	$ (496,403)
Borrowings of long-term debt	12,000,000	--	--
Repayments of long-term debt and capital leases	(26,472,874)	(11,378,290)	(10,978,379)
Borrowings, net of repayments of long-term debt to related party	--	--	(349,654)
Proceeds from exercise of stock options and warrants	3,299,116	7,865,001	2,816,097
Payment of cash dividends	(8,254)	--	--
Payment of debt issue costs	(153,080)	(1,050,000)	(763,862)

Cash used in financing activities	(11,265,152)	(7,914,823)	(9,772,201)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	224,905	25,955	937,495

INCREASE IN CASH
AND CASH EQUIVALENTS	4,513,765	7,170,757	888,043

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	11,183,317	4,012,560	3,124,517

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$ 15,697,082	$ 11,183,317	$ 4,012,560

Non-cash investing and financing activities:
Capital lease obligations	$ 938,847	$ 695,357	$ 419,811

CASH PAID DURING THE YEAR FOR:
Interest	$ 1,368,237	$ 2,525,472	$ 3,397,409
Income taxes	4,655,915	6,950,840	663,252

See notes to consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications– Certain prior year balances have been reclassified to conform to the current year presentation.

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

	For the year Ended May 31,
	2004	2003	2002

Net income as reported	$ 12,537,806	$ 14,369,757	$ 8,794,910
Deduct total stock-based employee compensation expense determined
under fair value based methods for all awards, net of taxes	1,111,142	1,317,804	1,014,068

Pro forma net income	$ 11,426,664	$ 13,051,953	$ 7,780,842
Earnings per share as reported:
Per common share	$0.42	$0.51	$0.36
Per common share-assuming dilution	$0.40	$0.47	$0.34
Pro forma earnings per share:
Per common share	$0.39	$0.46	$0.32
Per common share-assuming dilution	$0.36	$0.43	$0.30

Concentration of Credit Risk – At May 31, 2004 and 2003, the Company’s entire cash balance of $15,697,082 and $11,183,317, respectively, was on deposit with high quality financial institutions, located primarily in the U.S. and Italy.

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

At May 31, 2004 and 2003, the Company’s accounts receivable balance of $26,533,796 and $25,693,973, respectively, was 59% and 60% of foreign origin, predominantly European. Some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. Consideration of this risk is made when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers. For certain customers who routinely take longer than one year to pay, the Company discounts these receivables using a 4% effective interest rate over the historical collection period. This discount reduces revenue and accounts receivable. As collection occurs, the Company recognizes interest income.

Factoring of accounts receivable is an additional method used by the Company to mitigate the risk of uncollectibility. When an account is factored, the balance of the account is classified as other receivable on the consolidated balance sheet and the factoring fee, which in effect represents a discount on the related accounts receivable at an effective interest rate of approximately 4%, is charged against revenues on the consolidated statement of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Inventories– Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard and are charged to the consolidated statements of operations as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products with less than six months dating are written down to zero. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control, needs to be reworked, or is past its expiration date is written off. Should the product be successfully reworked and pass final quality control checks it is then re-valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during fiscal 2004, 2003 or 2002.

Interest Rate Swap – The Company uses interest rate swaps to hedge interest rate risk associated with the cash flows of some of its borrowings. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense as incurred, thereby adjusting the effective interest rate on the underlying obligation. The Company has established strict counter-party credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company estimates the risk of counter-party default to be minimal. Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value, based on dealer quotes. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, as determined by comparing the terms of the interest rate swap agreements and their designated debt instruments, of a derivative’s change in fair value will be immediately recognized in earnings. Prior to the adoption of SFAS No. 133, the fair values of the interest rate swaps were not recognized in the financial statements. As of May 31, 2004 and 2003, the Company’s swap balance of $156,965 and $422,677, respectively, was included in other liabilities. See Note 3 of the consolidated financial statements.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company’s long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2004 and 2003 market rates for similar debt instruments.

Property, Plant and Equipment – Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that significantly enhance the useful life of the asset are capitalized. Gains and losses from the sale of plant assets are included in income. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to 30 years. Certain internal and external costs incurred in the development of computer software for internal use are capitalized and included in property, plant and equipment in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Excess of Cost Over Net Assets Acquired – Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and was being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2004 and 2003 was $7,255,000 and $7,463,000 respectively. Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives. The Company believes that the carrying value of the recorded long-lived assets is not impaired.

Long-Term Investment and Other Long-Lived Assets – The long-term investment, representing an initial $1.0 million common stock investment in Lionheart Technologies, Inc. acquired in April 1992, is accounted for using the cost method of accounting. Bio-Tek Instruments, Inc. (see Note 11 of the consolidated financial statements) is a wholly owned subsidiary of Lionheart Technologies, Inc.

The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the undiscounted cash flows and the carrying amount of the assets. In fiscal 2003, the Company evaluated the carrying value of the long-term investment in Lionheart Technologies and estimated that the undiscounted cash flows indicated impairment. An impairment loss of $230,000 was charged to other expense on the consolidated statement of operations. In fiscal 2002, the Company evaluated the carrying value of the DIAS Plus instruments included in property, plant and equipment and estimated that the undiscounted cash flows indicated an other-than-temporary impairment. An impairment loss of approximately $270,000 was charged to cost of sales on the consolidated statement of operations. The settlement of a contractual dispute with Becton, Dickinson resulted in impairment in asset value of approximately $0.8 million related to IMAGN and was netted against the settlement from Becton, along with $51,000 in instrument financing settlement fees, in other income on the consolidated statement of operations for fiscal 2002.

Deferred Costs – Deferred licensing costs primarily consist of distribution rights for the Company’s complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, and are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees for cell lines acquired in the purchase of Gamma Biologicals, Inc. (“Gamma”). Once a product is developed from a cell line, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2004 and 2003 was $1.5 million and $1.2 million, respectively.

Costs and fees associated with the Company’s bank line of credit agreements and debt obligations are included in other assets in the accompanying consolidated balance sheets and are amortized over the term of the related debt agreements. During fiscal 2002, the Company incurred $950,000 in deferred financing costs associated with obtaining a waiver to certain loan covenant violations as of May 31, 2001. In the third quarter of fiscal 2004, the Company wrote off $924,000 in unamortized deferred financing costs as a result of the repayment and cancellation of the associated debt. During the last half of fiscal 2004, an additional $132,000 in deferred financing costs were recorded, associated with the Company’s new credit facility with SunTrust Bank (see Note 3 of the consolidated financial statements). Total net deferred loan costs as of May 31, 2004 and 2003 were approximately $0.1 million and $1.2 million, respectively. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations. Amortization related to deferred costs totaled approximately $246,000, $450,000 and $621,000 for the years ended May 31, 2004, 2003 and 2002, respectively.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying statements of operations. In 2004, 2003, and 2002 the Company recorded foreign currency transaction gains (losses) of approximately $491,000, $697,000, and $(445,000), respectively. For fiscal 2004, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $4.3 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $3.0 million.

Revenue Recognition – The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfers to the customer. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

In some situations, the Company sells an instrument to a third-party leasing company without recourse, and receives full cash payment for the instrument upon receipt of the ultimate customer’s signed delivery and acceptance. In certain limited situations involving third party lease arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third party leasing company. In these limited situations, the Company defers the revenue related to the sale, along with corresponding direct and incremental cost of sales, and subsequently recognizes the revenue over the lease term as the lease payments are made to the third party leasing company and it is clear that the ultimate customer has not terminated the related lease.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training and installation), the subsequent servicing of the instrument during the first year, and reagent products provided to the customer during the validation period. The portion of the instrument sales price applicable to the instrument itself (including training and installation), which is determined based on fair value, is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. The portion of the sales price applicable to reagent products provided to the customer during the validation period, based on fair value, are recognized when the instrument itself is recognized as generally such recognition occurs when the validation period is completed. The portion of the sales price applicable to servicing the instrument during the first year, based on fair value, is deferred and recognized over the first year of the contract. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

Shipping and Handling Revenues and Costs – The amounts charged to customers for shipping and handling of orders are classified as revenue and reported in the statement of operations as net sales as invoiced. The cost of handling customer orders and the cost of shipments are reported in the operating cost section of the statement of operations as distribution expense as incurred. The cost of handling customer orders and the cost of shipments were approximately $8.5 million, $7.0 million and $6.6 million for the years ended May 31, 2004, 2003 and 2002, respectively.

Earnings Per Share – All earnings per share amounts reflect the July 2004, November 2003 and September 2002 three-for-two stock splits. See Note 7 of the consolidated financial statements.

Accounts Receivable, Trade – Trade receivables at May 31, 2004, totaling $26.5 million, and at May 31, 2003, totaling $25.7 million, are net of allowances for doubtful accounts of $1.3 million and $1.7 million, respectively. The allowance for doubtful accounts consists of a reserve based on historical collection experience of third-party receivables, as well as a specific reserve principally calculated based on the application of estimated loss percentages to delinquency aging totals based on how recently payments have been received. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts.

Advertising Costs – The amounts for advertising are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expense was $0.7 million, $0.4 million, and $0.3 million for the years ended May 31, 2004, 2003 and 2002, respectively.

Impact of Recently Issued Accounting Standards – In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. For the purposes of Statement 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or that are based on a promise and an expectation of performance. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective June 1, 2003 without impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. At adoption on January 1, 2003, SFAS No. 146 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any in-process or planned exit or disposal activities as of May 31, 2004.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company applies FIN No. 45 to guarantees, if any, issued or modified after December 31, 2002. FIN No. 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at the end of interim periods ending after December 15, 2002. At adoption, FIN No. 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. The Company does not have any material warranty obligations or other guarantees as of May 31, 2004.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company adopted the provisions of EITF 00-21 effective September 1, 2003, without material impact on its consolidated statements of operations or financial position.

See Stock-Based Compensation above for a discussion of SFAS No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of FASB Statement No. 123.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51(“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its consolidated statements of operations or financial position.

In April 2003, the FASB issued SFAS No. 149,Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149, on July 1, 2003, did not a material impact on the Company’s consolidated statements of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150‘s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on September 1, 2003, did not have a material effect on the Company’s consolidated statements of operations or financial position.

2.	BALANCE SHEET DETAIL
	May 31,
	2004	2003
Inventories:
Raw materials and supplies	$ 5,204,792	$ 5,894,757
Work in process	3,471,433	2,190,499
Finished goods and goods purchased for resale	11,484,633	8,835,960

	$ 20,160,858	$ 16,921,216

Property, plant and equipment:
Land	$ 357,778	$ 356,656
Buildings and improvements	7,452,252	6,830,566
Leasehold improvements	3,497,954	3,419,246
Furniture and fixtures	2,632,609	2,165,558
Machinery and equipment	29,249,848	24,180,716

	43,190,441	36,952,742
Less accumulated depreciation	(22,983,881)	(18,190,562)

Property, plant and equipment - net	20,206,560	18,762,180

Assets under capital lease:
Furniture and fixtures	144,913	144,150
Machinery and equipment	4,601,002	3,568,490

	4,745,915	3,712,640
Less accumulated depreciation	(2,106,117)	(1,423,585)

Assets under capital lease - net	2,639,798	2,289,055

Property, plant and equipment - net	$ 22,846,358	$ 21,051,235

3.	BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

	May 31,
	2004	2003
Primary Obligations
Term Loan (interest rate ranging from LIBOR plus 1.0% to LIBOR plus 1.75% maturing December 2006)	$ 11,000,000	$ --
Term Loan A (Acquisition term note) (interest rates ranging from LIBOR plus 2.0% to LIBOR plus 2.75% repaid in December 2003)	--	13,750,000
Term Loan B (Additional term loan) (interest rate ranging from LIBOR plus 2.5% to LIBOR plus 3.25% repaid in December 2003)	--	6,000,000
Revolving line of credit - Canadian subsidiary (denominated in Canadian dollars with interest rate ranging from LIBOR plus 2.0% to LIBOR plus 3.25% repaid by December 2003)	--	2,224,329
Secondary Obligations
Line of credit - Spanish subsidiary (denominated in Euros at an interest rate of 4.5% maturing in March 2005)	146,765	1,930,521
Line of credit - Spanish subsidiary (denominated in Euros at an interest rate of EURIBOR plus 0.45% maturing in June 2005)	146,610	141,131
Mortgage note payable - Belgian subsidiary (denominated in Belgian Francs at an interest rate of 6.25% maturing in November 2007)	165,201	206,643

	11,458,576	24,252,624
Less current portion	(5,190,215)	(6,977,716)

	$ 6,268,361	$ 17,274,908

Primary Obligations

On December 18, 2003 the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus (or minus) additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of all of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter to write off unamortized deferred financing charges related to its previous credit facility.

At May 31, 2004, there was $15.0 million in funds available under the U.S. line of credit. The commitment fee on the unused borrowings is 0.125%.

During fiscal 2004, the Company paid the $13.8 million balance on Term Loan A, the $6.0 million balance on Term Loan B, and the $2.2 million balance on the Canadian revolving line of credit, and retired the Spanish line of credit amounting to $1.9 million. The Company also paid $1.0 million on the new credit facility with SunTrust Bank.

The Company’s agreement with its principal lender contains certain financial and other covenants that, among other things, limit annual capital expenditure, limit payment of cash dividends and the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios.

At the inception of the original acquisition Term Loan A in October 1998, the Company entered into an interest rate swap agreement with an effective date of December 1, 1998, for a notional amount of $15.0 million, which amortizes over the life of the instrument, also maturing December 2005. This transaction effectively converted Term Loan A’s floating rate to a fixed rate of 5.33% on a portion of the principal balance of $15.0 million at inception. The fair value of the interest rate swap agreement was $157,000 at May 31, 2004. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheets. At the inception of the original Canadian revolving line of credit in December 1996, the Company simultaneously entered into an interest rate swap agreement with a notional amount of $2,338,166 ($3,500,000 CDN$). This transaction effectively converted the revolver’s floating rate to a fixed rate of 6.6375% on the principal balance of $2,338,166. The Canadian swap agreement matured in December 2001. Effective June 1, 2001, the Company adopted SFAS No. 133. The cumulative effect of the adoption of SFAS No. 133 resulted in a comprehensive loss for fiscal 2002 (a component of Shareholders’ Equity on the balance sheet) of approximately $103,000, net of $26,000 in income taxes, relating to the interest rate swap agreements. Since the swap agreement related to the Canadian line of credit matured in December 2001, an adjustment of approximately $15,000 was made to comprehensive loss and reclassified to earnings as interest expense in fiscal 2002. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $20,500 and $20,500 was reclassified from comprehensive loss to earnings as interest expense for the years ended May 31, 2004 and 2003, respectively, and approximately $266,000 and $53,000 was charged directly to interest expense for the years ended May 31, 2004 and 2003, respectively. The remaining balance of approximately $31,000 will be amortized over the remaining term of the loan.

Secondary Obligations

At May 31, 2004, the Company had approximately $270,000 in funds available under the Spanish line of credit agreements. At May 31, 2004, the Italian subsidiary had available borrowing capacity of $1,321,809 under a line of credit.

Upon the acquisition of Medichim, the Company assumed a mortgage note that is collateralized by a first lien on Medichim’s land and building. The approximate carrying value of the land and building is $645,000. Medichim also has $606,000 in line of credit agreements denominated in Euro with one Belgian bank. At May 31, 2004, the Company had $606,000 available under these line of credit agreements, which are guaranteed by the Company.

Aggregate maturities of all long-term obligations and lines of credit for each of the next five years are as follows:

Year Ending May 31:
2005	$ 5,190,215
2006	4,188,457
2007	2,044,577
2008	35,327

$ 11,458,576

4.	CAPITAL LEASE OBLIGATIONS
	May 31,
	2004	2003
Manufacturing equipment, bearing interest at rates ranging from 5.46% to 9.89% and with maturities ranging from April 2003 to September 2005	$ 9,404	$ 268,775
Office furniture and build-outs for facility expansion, bearing interest at rates ranging from 5.6% to 7.63% and with maturities ranging from January 2003 to December 2004	17,049	44,572
Machinery and equipment related to the telephone system bearing an interest rate of 7.93% with maturities ranging from January 2004 to December 2008	147,491	--
Instruments at customer sites - German subsidiary, bearing interest at 2.2% and with maturity dates ranging from April 2005 to October 2005	95,527	168,853
Instruments at customer sites - Spanish subsidiary, bearing interest at 5.18% and with maturity dates ranging from June 2008 to April 2009	934,921	--
Instruments at customer sites - Italian subsidiary, bearing interest rates ranging from 2.5% to 2.75% and with maturities ranging from July 2004 to April 2006	395,548	758,946
Enterprise resource planning (ERP) computer system and related equipment, bearing interest at rates ranging from 2.21% to 8.23% and with maturities ranging from January 2003 to December 2005. Repaid in fiscal 2004	--	455,302
Office equipment, bearing interest at rates ranging from 4.54% to 10.5% and with maturities ranging from December 2003 to December 2005. Repaid in fiscal 2004	--	157,399
Instruments and computer equipment - Belgian subsidiary, denominated in Belgian Francs bearing interest at rates ranging from 5.03% to 10.29% and with maturity dates ranging from November 2002 to April 2004	--	19,487
Computer equipment and leasehold improvements--Spanish subsidiary, bearing interest at 5.25% and maturing in November 2004	--	18,129

	1,599,940	1,888,463
Less current portion	(652,363)	(931,934)

	$ 947,577	$ 956,529

All of the above capital lease obligations are collateralized by the indicated assets. Amortization on related assets is included in depreciation expense.

Aggregate maturities of capital leases for each of the next five years are as follows:

Year Ending May 31:
2005	$ 652,363
2006	362,299
2007	249,760
2008	252,501
2009	83,017

$ 1,599,940

Total imputed interest to be paid out under existing capital leases as of May 31, 2004 is $66,109.

5.	COMMON STOCK

Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on September 13, 2002 to shareholders of record on August 26, 2002, which resulted in the issuance of 4,128,630 shares of common stock. Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. The stock splits were the fourth, fifth and sixth for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. All share and per share amounts disclosed in this document have been restated to reflect the impact of the above stock splits.

At May 31, 2004, shares of common stock reserved for future issuance are 3,618,782.

In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l., the Company issued to the seller an option to acquire, in whole or in part, 337,500 shares of Immucor stock at $2.65 per share in a transaction exempt under Section 4(2) of the Securities Act. The 337,500 options became exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010, and were valued at $310,000 at the date of the acquisition and included in goodwill. During June 2002, all 337,500 options were fully exercised.

As part of the acquisition of Dominion Biologicals, Limited, in December 1996, the Company issued to the sellers five- and ten-year warrants to acquire, in whole or in part, 1,614,656 and 506,250 shares of Immucor stock at $3.56 and $3.55 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 unexercised and the ten-year warrants expiring in 2006. Immucor filed a registration statement on Form S-3 in May 1999 with the Securities and Exchange Commission covering the issuance of the shares to be issued upon exercise of these warrants. As of May 31, 2004, all 506,250 of the ten-year warrants had been exercised and none were outstanding.

The Company has a Shareholders’ Rights Plan under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of, or the right to obtain beneficial ownership of, 15% or more of the Company’s common stock or announces or commences a tender offer or exchange offer that could result in at least 15% ownership. If a person or a group acquires at least 15% ownership, except in a transaction approved by the Company under the rights plan, then each right not owned by the acquirer or related parties will entitle its holder to purchase, at the right’s exercise price, common stock or common stock equivalents having a market value immediately prior to the triggering of the right of twice that exercise price. In addition, after an acquirer obtains at least 15% ownership, if the Company is involved in certain mergers, business combinations, or asset sales, each right not owned by the acquirer or related persons will entitle its holder to purchase, at the right’s exercise price, shares of common stock of the other party to the transaction having a market value immediately prior to the triggering of the right of twice that exercise price. Once exercisable, each right entitles the holder to purchase 3.4 shares of the Company’s common stock at an exercise price of $45, subject to adjustment to prevent dilution. The rights have no voting power and, until exercised, no dilutive effect on net income per common share. The rights expire on April 20, 2009, and in most cases are redeemable at the discretion of the Board of Directors at $0.01 each. All reservations of shares of common stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

The Company instituted a repurchase program in June of 1998 for up to 2,700,000 shares, of which 2,416,500 shares had been purchased prior to fiscal 2004, leaving 283,500 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares of its common stock. The Company’s repurchase program does not have an expiration date.

6.	STOCK OPTIONS

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor’s stock plans, as described below, and related prices per share have been restated, for comparability purposes, to reflect the three-for-two stock splits distributed in July 2004, November 2003 and September 2002.

The Company has various stock option plans that authorize the Company’s Stock Option Committee to grant employees, officers and directors options to purchase shares of the Company’s common stock. Exercise prices of stock options are determined by the Stock Option Committee and have been the fair market value at the date of the grant.

The Company’s 1990 Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 2,531,250 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 1995 Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 3,568,124 shares of the Company’s common stock including an amendment by the Board of Directors in fiscal 2003 to increase shares allocated. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 1998 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 3,375,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 2003 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 600,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

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

	2004	2003	2002
Risk-free interest rate	3.68%	3.93%	5.37%
Expected life (years)	8.0	8.0	8.0
Expected volatility	68.6%	71.4%	74.9%
Expected dividend yield	0.0%	0.0%	0.0%

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

The Company is authorized to issue up to 3,618,782 shares of its Common Stock under various employee and director stock option arrangements. Options granted under these plans become exercisable at various times and, unless exercised, expire at various dates through fiscal 2014. Transactions involving these stock option arrangements are summarized as follows:

		Range	Weighted Average
		of Exercise	Exercise
	Shares	Prices	Price
Outstanding at May 31, 2001	5,170,079	$ 0.75 -- $ 4.55	$ 2.39
Granted	2,423,250	$ 0.79 -- $ 5.01	$ 1.91
Exercised	(1,303,234)	$ 1.78 -- $ 4.30	$ 2.29
Forfeited	(184,322)	$ 0.79 -- $ 4.30	$ 2.65

Outstanding at May 31, 2002	6,105,773	$ 0.75 -- $ 5.01	$ 2.21
Granted	179,438	$ 5.59 -- $ 9.90	$ 7.25
Exercised	(2,257,560)	$ 0.89 -- $ 4.30	$ 2.30
Forfeited	(61,335)	$ 0.83 -- $ 3.67	$ 2.03

Outstanding at May 31, 2003	3,966,316	$ 0.75 -- $ 9.90	$ 2.40
Granted	687,435	$ 9.15 -- $14.85	$13.17
Exercised	(1,196,971)	$ 0.75 -- $ 4.55	$ 2.19
Forfeited	(75,323)	$ 0.80 -- $ 9.90	$ 3.07

Outstanding at May 31, 2004	3,381,457	$ 0.75 -- $14.85	$ 4.66

At May 31, 2004, 2003 and 2002, options for 1,323,092, 1,235,745 and 2,858,710 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $2.42, $2.67 and $2.42, respectively. At May 31, 2004, 237,325 shares of common stock were available for future grants. The weighted average grant date fair value of options granted during fiscal 2004, 2003 and 2002 were $9.69, $7.50 and $1.54, respectively.

The following table as of May 31, 2004 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
Range of		Number	Average	Average	Number	Average
Exercise		of	Exercise	Contractual	of	Exercise
Prices		Shares	Price	Life (Years)	Shares	Price
$ 0.00	$ 2.00	1,660,875	$ 1.81	6.90	559,377	$ 1.87
2.01	4.00	810,794	2.74	4.80	738,238	2.75
4.01	11.00	316,853	7.47	8.50	25,477	4.81
11.01	16.00	592,935	13.64	9.70	-	0.00

		3,381,457	$ 4.66	7.04	1,323,092	$ 2.42

7.	EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share – assuming dilution in accordance with SFAS No. 128, Earnings per Share. Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on July 16, 2004 to shareholders of record on June 30, 2004. Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003. The Company distributed a three-for-two stock split on September 13, 2002 to shareholders of record on August 26, 2002. The split was effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect these stock splits.

	For the year Ended May 31,
	2004	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$ 12,537,806	$ 14,369,757	$ 8,794,910

Denominator:
For basic earnings per share - weighted average shares	29,505,115	28,202,603	24,658,355
Effect of dilutive stock options and warrants	1,824,184	2,112,092	1,111,250

Denominator for diluted earnings per share -
Adjusted weighted-average shares	31,329,299	30,314,695	25,769,605

Earnings per common share	$ 0.42	$ 0.51	$ 0.36

Earnings per common share - assuming dilution	$ 0.40	$ 0.47	$ 0.34

The effect of 580,335, 11,250 and 4,387,733 out-of-the-money options and warrants were excluded from the above calculation, as inclusion of these securities would be anti-dilutive, for the years ended May 31, 2004, 2003 and 2002, respectively.

8.	COMMITMENTS AND CONTINGENCIES

         Lease Commitments

The Company leases domestic office and warehouse facilities under an operating lease agreement expiring in 2008 with a right to renew for an additional five years. The Company leases foreign office and warehouse facilities and automobiles under operating lease agreements expiring at various dates through 2009. Total rental expense, principally for office and warehouse space, was $1,896,000 in fiscal 2004, $1,156,000 in fiscal 2003 and $1,154,000 in fiscal 2002.

In Germany, the office facility is leased from a company owned by the family of a former officer. Rental payments under this lease were $244,000, $170,000 and $159,000 for fiscal 2004, 2003 and 2002, respectively, and are believed to be at fair market value.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2004:

Year Ending May 31:
2005	$ 1,566,985
2006	1,410,148
2007	1,363,763
2008	999,279
2009	665,251
Thereafter	28,790

$ 6,034,216

The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

         Other Commitments

In January 2004, the Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of a third generation automated assay instrument. The cost of development under this agreement totaled $0.8 million in fiscal 2004 and is expected to reach $2.8 million in fiscal 2005 before dropping to $1.5 million in fiscal 2006. Upon acceptance of the engineering model, the Company will have been deemed to issue a purchase order for 100 units. There is no minimum purchase requirement to maintain exclusivity. See Note 11 of the consolidated financials statements.

In September 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and manufactures the fully automated analyzer known as the Galileo™. In order to maintain exclusive European distribution rights, the Company must purchase 250 instruments by the end of fiscal 2007, the end of the five-year period beginning with the first shipment of production instruments. If the Company purchases less than 250 instruments over the period, it will be allowed to negotiate a good faith extension. The Company believes it will purchase the required number of instruments to maintain exclusivity.

The Company has outstanding purchase commitments to Serologicals, Inc., totaling approximately $8.4 million, for some of the Company’s monoclonal antibody based products to be purchased over the next four years ($2.7 million in fiscal 2005, $2.3 million in fiscal 2006, $2.2 million in fiscal 2007 and $1.2 million in fiscal 2008). The Company purchased approximately $2.5 million in monoclonal antibody based products in fiscal 2004.

In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased reactivity (excess bleeding) and for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company spent approximately $0.1 million in fiscal 2004 to facilitate this project and expects to spend an additional $ 50,000 in fiscal 2005.

In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rental agreements under which the Company recovers the cost of the instrument through increased reagent pricing. In connection with certain third-party financing leases of the Company’s automated systems, the third-party lessor’s customers are committed to purchasing reagent products exclusively from the Company. If the Company is unable to supply such products, this could represent a breach of the Company’s agreement with the third-party financing company. See additional commitments in Note 11 of the consolidated financial statements.

         Contingencies

From time to time, the Company is involved in certain legal proceedings and claims which arise in the normal course of business, none of which, in the opinion of management and its counsel, are expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

9.	INCOME TAXES

Sources of income before income taxes are summarized below:

	For the year Ended May 31,
	2004	2003	2002
Domestic Operations	$19,031,785	$19,042,237	$11,826,961
Foreign Operations	1,231,784	1,140,231	156,853

Total	$20,263,569	$20,182,468	$11,983,814

The provision for income taxes is summarized as follows:

	For the year Ended May 31,
	2004	2003	2002
Current:
Federal	$ 5,293,703	$ 6,114,270	$ 2,953,976
Foreign	1,044,487	398,587	489,441
State	760,412	583,210	276,070

	7,098,602	7,096,067	3,719,487

Deferred:
Federal	687,042	(1,181,916)	(633,102)
Foreign	(492,158)	100,926	53,745
State	432,277	(202,366)	48,774

	627,161	(1,283,356)	(530,583)

Income taxes	$ 7,725,763	$ 5,812,711	$ 3,188,904

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s Spanish subsidiary had net operating loss carry-forwards for income tax purposes of approximately $193,000, which expire in 2014. The Company’s German subsidiary had net operating loss carry-forwards for income tax purposes of approximately $768,000, which do not expire. The German subsidiary net operating loss carry-forwards for income tax purposes of approximately $0.8 million were recognized in the current fiscal year. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the Spanish net operating loss carry-forward and tax credit and, as a result, a deferred tax valuation allowance has been recorded against this deferred tax asset. The tax effects of significant items comprising the Company’s net deferred tax liability at May 31, 2004 and 2003 are as follows:

	May 31,
	2004	2003
Deferred tax liabilities:
Amortization	$(1,562,710)	$(1,630,158)
Depreciation	(1,386,195)	(1,470,841)
Other	(351,225)	(379,764)
Deferred tax assets:
Reserves not currently deductible	1,304,350	1,373,678
Operating loss carry-forwards	961,241	1,892,359
Uniform capitalization	148,140	509,861

	(886,399)	295,135
Valuation allowance	(265,714)	(223,437)

Net deferred tax (liability) asset	$ (1,152,113)	$ 71,698

The Company’s effective tax rate differs from the federal statutory rate as follows:

	For the year Ended May 31,
	2004	2003	2002
Federal statutory tax rate	35%	35%	34%
State income taxes, net of federal tax benefit	1	2	3
Extraterritorial income exclusion/foreign sales corporation commissions	(2)	(2)	(1)
Difference in effective income tax rates of other countries	--	1	3
Excess of cost over tangible assets acquired - net	--	--	3
Change in deferred tax valuation allowance	1	(9)	(16)
Income from Spanish subsidiary	--	--	1
Other	3	2	--	--

	38%	29%	27%

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $3,581,809, $3,431,181 and $652,792 in fiscal 2004, 2003 and 2002, respectively. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

A true up of the estimated tax benefit of the 2003 European restructure and adjustments for misapplication of Texas franchise tax rules for fiscal years 2002 and 2003 added $0.1 million and $0.3 million to income tax expense, respectively. In addition, a reserve of $225,000 was established to recognize that the Company’s state and local tax planning has become less effective due to increasingly conservative positions taken by the various taxing authorities.

10.	TECHNOLOGY RIGHTS

In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales through August 26, 2006 from products utilizing the technology. Royalties under this agreement amounted to approximately $451,000, $463,000 and $473,000 in fiscal 2004, 2003 and 2002, respectively.

11.	INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

In January 2004, the Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of a third generation automated assay instrument. The Company has identified the need for a fast, lightweight, fully automated instrument. This instrument will serve the small to medium accounts, the largest segment of our customers, which number approximately 7,500 worldwide. The instrument as designed will utilize the Company’s proprietary Capture® technology and will be over two times faster than the ABS2000. European launch is expected in mid 2006. The instrument will be serviced utilizing a depot approach that should significantly reduce service costs. Upon acceptance of the engineering model, the Company will have been deemed to issue a purchase order for 100 units. There is no minimum purchase requirement to maintain exclusivity.

In September 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and is manufacturing a fully automated analyzer utilizing the Company’s Capture® technology known as the Galileo™ which was initially targeted to the European community and has now begun to be marketed to customers in the U.S. and Japan. The instrument is marketed exclusively to hospital transfusion laboratories and blood donor centers, for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights, the Company must purchase 250 instruments by the end of fiscal 2007, the end of the five-year period beginning with the first shipment of production instruments. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company believes it will purchase the required number of instruments to maintain exclusivity.

The Company contracted with Bio-Tek Instruments, Inc. for the development of a fully automated, “walk-away”, blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company’s patented Capture®technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15-year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. To date, Bio-Tek has not exercised this option. To maintain the exclusive worldwide marketing rights the Company was required to purchase 250 instruments over a six-year period beginning with the delivery of the first production instrument that occurred in fiscal 1997. The Company did not meet this requirement but does not view the loss of exclusivity as detrimental due to the fact that the ABS2000 is designed to work solely with the Company’s proprietary reagents. On July 31, 2002, the Company entered into a $3.3 million instrument purchasing agreement with Bio-Tek for developmental work and fifty ABS2000 instruments. As of May 31, 2004, all 50 of these instruments have been purchased.

In fiscal 2004, 2003 and 2002, the Company incurred and expensed approximately $923,000, $388,000 and $625,000, respectively, in instrument research and development costs.

12.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined in the Plan document. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2004, 2003 and 2002, the Company’s matching contributions to the plan were approximately $269,000, $225,000 and $180,000, respectively. Vesting in the Company’s matching contributions is based on years of continuous service.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

        (In thousands, except per share amounts)

			Income		Earnings	Earnings Per
	Net	Gross	from	Net	Per Common	Common Share -
	Sales	Profit	Operations	Income	Share	Assuming Dilution
FISCAL 2004
First Quarter	$ 27,262	$ 15,310	$ 5,912	$ 3,676	$0.13	$0.12
Second Quarter	27,207	15,209	5,749	3,442	$0.12	$0.11
Third Quarter	27,876	14,795	4,291	2,038	$0.07	$0.06
Fourth Quarter	30,213	16,875	5,750	3,382	$0.11	$0.11

	$ 112,558	$62,189	$21,702	$12,538	$0.42	$0.40

FISCAL 2003
First Quarter	$ 23,300	$ 13,434	$ 5,626	$ 2,994	$0.11	$0.10
Second Quarter	23,760	13,734	5,611	3,401	$0.12	$0.11
Third Quarter	25,170	14,487	5,921	3,750	$0.13	$0.12
Fourth Quarter	26,418	14,203	5,146	4,225	$0.15	$0.14

	$ 98,648	$ 55,858	$ 22,304	$ 14,370	$0.51	$0.47

14.	DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in thousands):

	Year Ended May 31, 2004
	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 68,244	$ 10,444	$ 9,042	$ 7,193	$ 7,862	$ --	$ 102,785
Affiliates	9,269	2,691	--	116	162	(12,238)	--
Net instrument sales:
Unaffiliated customers	4,316	2,682	573	111	2,091	--	9,773
Affiliates	154	3,969	--	--	39	(4,162)	--

Total	81,983	19,786	9,615	7,420	10,154	(16,400)	112,558

Depreciation	3,003	1,020	1,151	114	726	--	6,014
Amortization	369	--	--	--	--	--	369

Income(loss)from operations	17,486	(1,130)	309	2,344	(333)	3,026	21,702

Interest expense	(723)	(17)	(31)	(87)	(24)	--	(882)
Interest income	5	21	9	--	6	--	41

Income tax (benefit) expense	7,171	(543)	191	848	57	2	7,726

Capital expenditures	3,123	938	1,965	186	894	--	7,106
Long-lived assets	12,291	3,299	3,954	1,123	2,179	--	22,846
Identifiable assets	114,062	16,992	15,836	9,610	10,853	(42,936)	124,417
Net assets	93,200	4,302	10,915	5,554	3,206	(24,224)	92,953

	Year Ended May 31, 2003
	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 62,000	$ 9,433	$ 7,519	$ 6,343	$ 5,546	$ --	$ 90,841
Affiliates	7,788	613	4	113	271	(8,789)	--
Net instrument sales:
Unaffiliated customers	3,084	1,071	92	--	3,560	--	7,807
Affiliates	41	4,129	--	--	--	(4,170)	--

Total	72,913	15,246	7,615	6,456	9,377	(12,959)	98,648

Depreciation	2,755	834	928	106	633	--	5,256
Amortization	341	--	--	--	27	--	368

Income (loss) from operations	20,435	(300)	346	1,534	443	(154)	22,304

Interest expense	(2,017)	(111)	(57)	(200)	(21)	--	(2,406)
Interest income	6	120	--	--	1	--	127

Income tax (benefit) expense	5,378	(183)	225	510	(52)	(65)	5,813

Capital expenditures	2,487	1,707	258	61	721	--	5,234
Long-lived assets	11,795	3,224	2,927	1,058	2,047	--	21,051
Identifiable assets	109,166	14,492	18,075	9,740	10,998	(45,585)	116,886
Net assets	78,502	4,660	10,415	4,182	(287)	(23,777)	73,695

	Year Ended May 31, 2002
	U.S	Germany	Italy	Canada	Other(1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$ 54,180	$ 8,751	$ 5,861	$ 5,645	$ 4,687	$ --	$ 79,124
Affiliates	7,150	139	28	44	245	(7,606)	--
Net instrument sales:
Unaffiliated customers	3,980	710	112	--	546	--	5,348
Affiliates	165	928	--	--	46	(1,139)	--

Total	65,475	10,528	6,001	5,689	5,524	(8,745)	84,472

Depreciation	3,105	340	590	110	350	--	4,495
Amortization	1,111	117	77	257	59	--	1,621

Income (loss) from operations	14,078	102	(20)	1,281	(295)	(105)	15,041

Interest expense	(3,832)	(206)	(52)	(330)	(34)	--	(4,454)
Interest income	17	20	2	--	2	--	41

Income tax expense (benefit)	2,700	71	20	390	62	(54)	3,189

Capital expenditures	1,132	801	807	75	552	--	3,367
Long-lived assets	11,165	1,593	2,059	990	1,220	--	17,027
Identifiable assets	96,581	12,209	12,728	9,140	8,799	(38,090)	101,367
Net assets	51,889	4,278	455	2,885	(2,290)	(13,264)	43,953

Note 1: Information relating to Spain, Portugal, France, and Belgium is included in “Other”. Note 2: Revenue is allocated by geographic area based on the subsidiary with which the sale originates.

During the years ended May 31, 2004, 2003 and 2002, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $4,874,000, $4,842,000, and $5,289,000, respectively. The Company’s German operations made net export sales to unaffiliated customers of $4,859,000, $3,089,000 and $2,301,000 for the years ended May 31, 2004, 2003, and 2002, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of $2,152,000, $2,152,000 and $2,102,000 for the years ending May 31, 2004, 2003, and 2002, respectively. Product sales to affiliates are valued at market prices.

15.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods ended May 31, 2004, 2003 and 2002 are as follows:

	Balance	Activity	Activity	Activity	Balance
	May 31, 2001	FY 2002	FY 2003	FY 2004	May 31, 2004
Retained earnings/net income	$ 20,261,628	$ 8,794,910	$ 14,369,757	$ 12,537,806	$ 55,964,101
Foreign currency translation adjustment	(6,585,812)	1,263,026	4,591,888	433,568	(297,330)
Cumulative effect of the adoption of SFAS
No.133 on June 1, 2001, net of taxes	--	(102,721)	--	--	(102,721)
Hedge loss reclassified to interest expense	--	30,809	20,548	20,548	71,905

Comprehensive income	$ 13,675,816	$ 9,986,024	$ 18,982,193	$ 12,991,922	$ 55,635,955

As a result of the adoption of SFAS No. 133 on June 1, 2001, the Company recorded an income tax benefit of $26,220 in fiscal 2002. This income tax benefit was recognized, netted against the cumulative effect, in the accompanying financial statements as a component of comprehensive income. See Note 3 of the consolidated financial statements. The remaining balance of cumulative unrecognized hedging losses as of May 31, 2004 was approximately $31,000 and will be reclassified into earnings at approximately $20,500 per year until December 2005.

16.	EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED AND CUSTOMER LISTS

As of May 31, 2004, the financial statements included acquisition-related goodwill of $35.4 million, net of previous amortization of $7.3 million. Goodwill, net of amortization, totaled $17.8 million, $3.0 million, $1.0 million and $6.3 million in the U.S., Germany, Italy and Canada, respectively.

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

The Company has applied the new accounting rules to goodwill and intangible assets, all of which were acquired prior to July 1, 2001. The Company tested goodwill for impairment as of March 1, 2004, as required by SFAS No. 142, utilizing a combination of valuation techniques including the expected present value of future cash flows and a market multiple approach. This analysis did not result in impairment at May 31, 2004. The Company no longer amortizes acquisition-related goodwill. The table below shows the periods ended May 31, 2004, 2003 and 2002 on a comparative basis given the adoption of SFAS No. 142.

	For the year Ended May 31,
	2004	2003	2002

Net income as reported	$ 12,537,806	$ 14,369,757	$ 8,794,910
Add: Goodwill amortization, net of taxes	--	--	922,166

Net income as adjusted for SFAS No. 142	$ 12,537,806	$ 14,369,757	$ 9,717,076

Net income per common share:
As reported	$0.42	$0.51	$0.36
As adjusted	$0.42	$0.51	$0.39

Net income per common share - assuming dilution:
As reported	$0.40	$0.47	$0.34
As adjusted	$0.40	$0.47	$0.38

The gross carrying amount and accumulated amortization of the Company’s Customer List is as follows:

	Gross	Accumulated	Net Book
	Amount	Amortization	Value
May 31, 2004:
Customer List	$1,700,000	$475,000	$1,225,000
May 31, 2003:
Customer List	$1,700,000	$390,000	$1,310,000

Amortization expense recorded on the Customer List for the years ended May 31, 2004, 2003 and 2002 was $85,000 for each year, respectively. The Customer List is being amortized over a useful life of 20 years. The estimated amortization expense relating to the Customer List for each of the next five fiscal years and thereafter is as follows:

2005	$ 85,000
2006	85,000
2007	85,000
2008	85,000
2009	85,000
Thereafter	800,000

$ 1,225,000

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2004, 2003 AND 2002

	Balance at	Charged to		Balance
	Beginning	Costs and	Deductions	at End
	of Period	Expense	(Note 1)	of Period
2004:
Allowance for doubtful accounts	$1,678,361	$206,223	$(554,279)	$1,330,305
2003:
Allowance for doubtful accounts	$1,483,688	$641,996	$(447,323)	$1,678,361
2002:
Allowance for doubtful accounts	$1,244,488	$819,167	$(579,967)	$1,483,688

Note 1: “Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. — Controls and Procedures.

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

PART III

Item 10. —Directors and Executive Officers of the Registrant.

The information contained under “Proposal One – The Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement related to its 2004 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 28, 2004, is incorporated herein by reference.

Code of Ethics

Immucor has adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on the Company website at http://www.immucor.com/site/aum_corporate_governance.jsp. Shareholders may request a free copy of the Code of Conduct by writing to: Steven C. Ramsey, Vice President — Chief Financial Officer and Secretary, Immucor, Inc., 3130 Gateway Drive, PO Box 5625, Norcross, GA 30091-5625.

Immucor, Inc. has retained the services of TeleSentry LLC to provide a 24 hour a day, seven day a week anonymous hotline service for shareholder reporting of suspected violations of the Code of Conduct. Shareholders in the U.S. may access the hotline service at (888) 883-1499. International shareholders may access the hotline by dialing 203-557-8604.

Corporate Governance and Nominating Committee Charter

Immucor has adopted the Corporate Governance and Nominating Committee Charter, which is available on the Company’s website at http://www.immucor.com/site/aum_corporate_governance.jsp. Shareholders may request a free copy of the Corporate Governance and Nominating Committee Charter by writing to: Steven C. Ramsey, Vice President — Chief Financial Officer and Secretary, Immucor, Inc., 3130 Gateway Drive, PO Box 5625, Norcross, GA 30091-5625.

Item 11. —Executive Compensation.

The information contained under “Executive Compensation” in the Company’s definitive proxy statement related to its 2004 annual meeting of shareholders, which the Company will file with the Securities and Exchange Commission no later than September 28, 2004, is incorporated herein by reference.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K appears under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchase Program” above. The remainder of the information called for by this item will be contained under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement related to its 2004 annual meeting of shareholders, which the Company will file with the Securities and Exchange Commission no later than September 28, 2004, is incorporated herein by reference.

Item 13. — Certain Relationships and Related Transactions.

The information contained under “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement related to its 2004 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later than September 24, 2004, is incorporated herein by reference.

Item 14. —Principal Accountant Fees and Services.

The information contained under “Audit Committee Report” and “Independent Public Accountants” in the Company’s definitive proxy statement related to its 2004 annual meeting of shareholders which the Company will file with the Securities and Exchange Commission no later that September 28, 2004, is incorporated herein by reference.

PART IV

Item 15. —Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report

Schedule II -- Valuation and Qualifying Accounts

Other financial statement schedules are omitted as they are not required or not applicable.

3.	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

3.2	Amended and Restated Bylaws (amended and restated as of October 17, 2003).

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

10.8*	Amended and Restated 2003 Stock Option Plan.

10.9*	Amended and Restated 1998 Stock Option Plan.

10.10*	Amended and Restated 1995 Stock Option Plan.

10.11*

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

10.13

Loan Agreement among Immucor, Inc., Dominion Biologicals, Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 23, 2001).

10.14

Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

10.15*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

10.16

Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.17

Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 14, 2004).

10.18	Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation.

10.19*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup.

10.20*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz.

10.21*	Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico.

10.22*	Amendment No. 1, dated May 1, 2004, to the Employment Agreement between the Company and Dr. Gioacchino De Chirico.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes	a management contract or compensatory plan or arrangement.

(b)	The following report on Form 8-K was filed during the quarter ended May 31, 2004.

On

March 31, 2004, the Company filed a Current Report on Form 8-K to furnish the Company's third quarter 2004 earnings release dated March 25, 2004 and a transcript of the investor conference call also held on March 25, 2004.

(c)	See Exhibits listed under Item 15(a)(3).

(d)	Not applicable. See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By: /s/ DR. GIOACCHINO DE CHIRICO

Dr. Gioacchino De Chirico, President and Chief Executive Officer
August 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
(Principal Executive Officer)
August 16, 2004

/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Director, President and Chief Executive Officer
August 16, 2004

/s/ STEVEN C. RAMSEY
Steven C. Ramsey, Vice President— Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
August 16, 2004

/s/ RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President – Chief Scientific Officer
August 16, 2004

/s/ ROSWELL S. BOWERS
Roswell S. Bowers, Director
August 16, 2004

/s/ MARK KISHEL
Mark Kishel, M.D., Director
August 16, 2004

/s/ JOSEPH E. ROSEN
August 16, 2004

/s/ JOHN A. HARRIS
John A. Harris, Director
August 16, 2004

EXHIBIT INDEX

Number Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed on January 16, 2001).

3.2	Amended and Restated Bylaws (amended and restated as of October 17, 2003).

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

10.8*	Amended and Restated 2003 Stock Option Plan.

10.9*	Amended and Restated 1998 Stock Option Plan.

10.10*	Amended and Restated 1995 Stock Option Plan.

10.11*

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

10.13

Loan Agreement among Immucor, Inc., Dominion Biologicals Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 23, 2001).

10.14

Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

10.15*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.'s quarterly report on Form 10-Q filed January 14, 2002).

10.16

Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to Immucor, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.17

Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.'s quarterly report on Form 10-Q filed April 14, 2004).

10.18	Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation.

10.19*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup.

10.20*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz.

10.21*	Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico.

10.22	Amendment No. 1, dated May 1, 2004, to the Employment Agreement between the company and Dr. Gioacchino De Chirico.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.