Form 10-Q
period 2004-08-31
IMMUCOR INC
filed 2004-10-08
CIK 736822

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

For Quarter Ended: August 31, 2004

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

As of September 30, 2004: Common Stock, $0.10 Par Value - 29,922,259

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2004 (Unaudited)	May 31, 2004 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 13,148,628	$ 15,697,082
Accounts receivable, trade (less allowance for doubtful accounts of $1,364,524 at
August 31, 2004 and $1,330,305 at May 31, 2004)	27,773,765	26,533,796
Other receivables	1,220,779	1,235,748
Inventories	20,738,053	20,160,858
Income taxes receivable	247,076	1,102,198
Deferred income taxes	1,543,325	1,545,493
Prepaid expenses and other	2,211,762	2,347,906

Total current assets	66,883,388	68,623,081

LONG-TERM INVESTMENT - At cost	770,000	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	22,576,816	22,846,358

DEFERRED INCOME TAXES	504,908	504,908

OTHER ASSETS - Net	900,002	1,029,752

DEFERRED LICENSING COSTS - Net	1,140,251	1,225,530

CUSTOMER LIST - Net	1,203,750	1,225,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	28,424,077	28,192,198

	$ 122,403,192	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	August 31, 2004 (Unaudited)	May 31, 2004 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 292,547	$ 146,765
Current portion of long-term debt	4,040,939	5,043,450
Current portion of capital lease obligations	570,436	652,363
Accounts payable	8,522,114	8,116,645
Income taxes payable	1,303,408	205,495
Accrued salaries and wages	1,978,065	1,574,758
Deferred income taxes	480,844	439,271
Other accrued liabilities	4,490,590	4,183,648

Total current liabilities	21,678,943	20,362,395

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	-	146,610

LONG-TERM DEBT - Net of current portion	5,111,086	6,121,751

CAPITAL LEASE OBLIGATIONS - Net of current portion	842,080	947,577

DEFERRED INCOME TAXES	2,765,349	2,763,243

OTHER LIABILITIES	1,261,654	1,122,152

SHAREHOLDERS' EQUITY:
Common stock - authorized 45,000,000 shares, $0.10 par value; 29,864,004 and
30,176,345 issued and outstanding at August 31, 2004 and May 31, 2004,
respectively	2,986,401	3,017,634
Additional paid-in capital	26,813,939	34,307,559
Retained earnings	60,897,953	55,956,052
Accumulated other comprehensive income (loss)	45,787	(328,146)

Total shareholders' equity	90,744,080	92,953,099

	$ 122,403,192	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2004	2003

NET SALES	$ 32,102,211	$ 27,261,648

COST OF SALES	13,789,739	12,073,580

GROSS PROFIT	18,312,472	15,188,068

OPERATING EXPENSES:
Research and development	1,088,806	789,789
Selling and marketing	4,066,386	3,665,550
Distribution	1,939,017	2,178,901
General and administrative	3,016,932	2,603,602
Amortization expense	96,063	92,094

Total operating expenses	10,207,204	9,329,936

INCOME FROM OPERATIONS	8,105,268	5,858,132

OTHER INCOME (EXPENSE):
Interest income	136,627	2,815
Interest expense	(106,332)	(325,372)
Other - net	(295,204)	122,981

Total other	(264,909)	(199,576)

INCOME BEFORE INCOME TAXES	7,840,359	5,658,556
INCOME TAX EXPENSE	2,891,406	1,982,715

NET INCOME	$ 4,948,953	$ 3,675,841

Earnings per share:
Per common share	$0.16	$0.13

Per common share - assuming dilution	$0.16	$0.12

Weighted average shares outstanding:
Basic	30,070,425	29,082,157

Diluted	31,705,901	30,988,292

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 4,948,953	$ 3,675,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,571,063	1,397,687
Amortization of other assets and excess of cost over net tangible assets acquired	96,063	92,094
Loss on retirement of fixed assets	170,477	--
Amortization of debt issue costs	11,025	112,454
Provision for doubtful accounts	92,972	20,213
Deferred tax provision	5,080	(116,774)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,338,076)	(81,467)
Income taxes	2,914,423	1,922,730
Inventories	(700,648)	(2,166,614)
Other receivables	83,738	(1,390,661)
Other current assets	(601,124)	619,283
Other long-term assets	139,699	(30,697)
Accounts payable	410,079	249,179
Other current liabilities	700,341	(20,353)
Other long-term liabilities	147,843	(130,515)

Total adjustments	3,702,955	476,559

Cash provided by operating activities	8,651,908	4,152,400

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(1,221,142)	(1,721,104)

Cash used in investing activities	(1,221,142)	(1,721,104)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	(1,848)	136,589
Payments of long-term debt and capital lease obligations net of borrowings	(2,194,570)	(1,979,797)
Repurchase of stock	(8,027,566)	--
Cash dividends paid	(7,085)	--
Exercise of stock options and warrants (80,430 shares and 287,539 shares,
respectively)	203,357	717,468

Cash used in financing activities	(10,027,712)	(1,125,740)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48,492	(600,789)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,548,454)	704,767
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,697,082	11,183,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,148,628	$ 11,888,084

See notes to consolidated financial statements.

IMMUCOR, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2004, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months ended
	August 31,
	2004	2003

Net income as reported	$ 4,948,953	$ 3,675,841
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	468,229	210,000

Pro forma net income	$ 4,480,724	$ 3,465,841
Earnings per share as reported:
Per common share	$0.16	$0.13
Per common share - assuming dilution	$0.16	$0.12
Pro forma earnings per share:
Per common share	$0.15	$0.12
Per common share - assuming dilution	$0.14	$0.11

3.      INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of August 31, 2004	As of May 31, 2004
Raw materials and supplies	$ 5,860,029	$ 5,204,792
Work in process	3,235,657	3,471,433
Finished goods	11,642,367	11,484,633

	$ 20,738,053	$ 20,160,858

4.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company implemented a three-for-two stock split on July 16, 2004 to shareholders of record as of the close of business on June 30, 2004. The Company implemented a three-for-two stock split on November 14, 2003 to shareholders of record as of the close of business October 24, 2003. The splits were effected in the form of a 50% stock dividend. All share and per share amounts disclosed in this document have been restated to reflect the stock splits discussed in Note 8 to the consolidated financial statements.

	Three Months Ended
	August 31,	August 31,
	2004	2003

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 4,948,953	$ 3,675,841

Denominator:
For basic earnings per share - weighted
average shares basis	30,070,425	29,082,157
Effect of dilutive stock options and warrants	1,635,476	1,906,135

Denominator for diluted earnings per share
-adjusted weighted average shares basis	31,705,901	30,988,292

Earnings per common share	$0.16	$0.13

Earnings per common share - assuming dilution	$0.16	$0.12

5.      DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

Three Months Ended August 31, 2004

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$19,380	$ 3,097	$ 2,859	$1,860	$ 2,102	$ --	$29,298
Affiliates	2,166	640	--	6	20	(2,832)	--

Total	21,546	3,737	2,859	1,866	2,122	(2,832)	29,298
Net instrument revenues:
Unaffiliated customers	1,852	403	101	15	433	--	2,804
Affiliates	378	886	12	--	--	(1,276)	--

Total	2,230	1,289	113	15	433	(1,276)	2,804
Income (loss) from operations	7,161	(70)	222	678	74	40	8,105
Net income (loss)	4,243	(43)	235	428	78	8	4,949

Three Months Ended August 31, 2003

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,960	$ 2,442	$ 2,059	$1,588	$ 1,640	$ --	$24,689
Affiliates	2,451	423	--	42	54	(2,970)	-

Total	19,411	2,865	2,059	1,630	1,694	(2,970)	24,689
Net instrument revenues:
Unaffiliated customers	1,489	340	102	111	531	--	2,573
Affiliates	(16)	1,035	--	--	40	(1,059)	--

Total	1,473	1,375	102	111	571	(1,059)	2,573
Income (loss) from operations	5,655	(480)	230	472	(73)	54	5,858
Net income (loss)	3,571	(214)	127	271	(111)	32	3,676

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,829,000 and $1,392,000 for the three months ended August 31, 2004 and 2003, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $1,120,000 and $867,000 for the three months ended August 31, 2004 and 2003, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $471,000 and $360,000 for the three months ended August 31, 2004 and 2003, respectively. Product sales to affiliates are valued at market prices.

6.      COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2004 and 2003 are as follows:

	Three Months Ended
	August 31,	August 31,
	2004	2003

Net income	$ 4,948,953	$ 3,675,841
Net foreign currency translation	368,796	(2,197,390)
Hedge loss reclassified to interest expense	5,137	5,137

Comprehensive income	$ 5,322,886	$ 1,483,588

Accumulated comprehensive income (loss) as of August 31, 2004 and May 31, 2004 was $45,787 and ($328,146), respectively. The balance, consisting primarily of net gains/losses on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

7.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company adopted the provisions of FIN No. 46 effective June 1, 2004, without material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149, on July 1, 2003, did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on September 1, 2003, did not have a material effect on the Company’s financial statements.

8.      STOCK SPLITS

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

9.      STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June of 1998 for up to 2,700,000 shares, of which 2,416,500 shares had been purchased prior to the end of the 2004 fiscal year, leaving 283,500 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 415,000 shares at an average per share price of $19.30, bringing the aggregate number of shares to 2,831,500 repurchased to date since implementation of the 1998 repurchase program. The aggregate amount remaining available for repurchase under the program is 668,500 shares as of August 31, 2004.

10.      DISTRIBUTION AGREEMENT BUYOUT

Other income (loss) for the quarter ended August 31, 2004 includes a $274 thousand charge associated with the buyout of a distribution agreement.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements that Immucor may make from time to time, including statements contained in this report, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, product development or regulatory obstacles, changes in interest rates, changes in demand for the Company’s human collagen product and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1, Note 2 and Note 7 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Board of Directors.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfers to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfers to the customer. Revenue from the sale of the Company’s human collagen product is recognized upon shipment and passage of a 10-day inspection period. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

In some situations, the Company sells an instrument to a third-party leasing company without recourse, and receives full cash payment for the instrument upon receipt of the ultimate customer’s signed delivery and acceptance. In certain limited situations involving third party lease arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third party leasing company. In these limited situations, the Company defers the revenue related to the sale, along with the corresponding cost of sales, and subsequently recognizes the revenue and corresponding costs over the lease term as the lease payments are made to the third party leasing company and it is clear that the ultimate customer has not terminated the related lease.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training and installation), the subsequent servicing of the instrument during the first year, and reagent products provided to the customer during the validation period. The portion of the instrument sales price applicable to the instrument itself (including training and installation), which is determined based on fair value, is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. The portion of the sales price applicable to reagent products provided to the customer during the validation period, based on fair value, are recognized when the instrument itself is recognized, as generally such recognition occurs when the validation period is completed. The portion of the sales price applicable to servicing the instrument during the first year, based on fair value, is deferred and recognized over the first year of the contract. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Current policy is to provide a minimum allowance of 4% of third-party gross receivables which is based on historical collection experience. Any specific third-party invoices over three years old are provided for in addition to the minimum allowance. Any third-party invoices over eighteen months old and under $50 are provided for in addition to the minimum allowance. At August 31, 2004, the allowance is approximately 4.7% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of operations as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products with less than six months dating are written down to zero. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control, needs to be reworked, or is past its expiration date is written down to zero. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during the three-month period ending August 31, 2004.

Excess of Cost Over Net Assets Acquired and Other Long-lived Assets

In assessing the recoverability of the Company’s excess of cost over net assets acquired and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company adopted SFAS No. 144 effective June 1, 2002 without impact on its financial position or results of operations.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during the three-month period ending August 31, 2004.

Stock-based Employee Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 2 of the consolidated financial statements.

Overview

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

For fiscal 2005, the Company’s strategy is focused primarily on improving gross margin and on developing its third generation automated assay instrument. Gross margin (gross profit as a percent of sales) improved during the quarter to 57.0% up from 55.7% in the prior year quarter.

As discussed below under “Results of Operations,” the improvement in gross margin was due to several factors, including:

o	Volume increases in sales of Capture® products, attributable in part to the timing of shipments,

o	Increased manufacturing efficiencies due in part to the consolidation of the manufacture of red blood cell products into the Norcross facility,

o	Reagent price increases, and

o	Increased revenues from instrument service contracts.

The Company expects to achieve continued improvement in gross margin over the remainder of fiscal 2005 as compared to the previous periods in fiscal 2004, primarily as a result of implementation of the following strategic steps:

o	The elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities, partially completed during the fourth quarter of fiscal 2004 and continuing through the first quarter of fiscal 2005;

o	The consolidation of the Company’s red cell product manufacturing, previously produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, completed at the end of the fourth quarter of fiscal 2004; and

o	Obtaining FDA clearance of the Galileo™ for marketing in the United States in April 2004.

On April 25, 2004, the Company obtained FDA clearance to market its high-volume Galileo™ instrument designed for the large-sized hospital market in the U.S. The instrument revenue and the related reagent revenue stream are expected to improve gross margins because the instrument requires proprietary reagents developed for automated technology, thus commanding a premium price over traditional reagent products. As of September 29, 2004, the Company has placed 158 Galileo™ instruments worldwide, including six in the United States and five in Japan.

The Company recently announced it is developing a third generation instrument, currently referred to as the “G3” and planned for release in the Company’s 2006 fiscal year. The G3 is targeted at the small- to medium-sized hospital market, the largest segment of the Company’s customers, which number approximately 7,500 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The G3 is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo™ product, apart from lower throughput. The G3’s smaller size is designed to allow “depot service” where a customer delivers an instrument to a Company depot for servicing and receives a loaner instrument to use until servicing is complete. The Company expects this depot method to be more cost effective than sending repair personnel to the customer’s site, and accordingly expects instrument service costs will eventually decline as the G3 replaces the ABS2000.

Liquidity and Capital Resources

As of August 31, 2004, the Company’s cash and cash equivalents balance totaled $13.1 million. Net cash provided by operating activities increased to $8.7 million for the quarter ended August 31, 2004, up $4.5 million from the same period ended August 31, 2003. This increase was primarily driven by higher net income, as well as a smaller increase in inventory levels compared to the prior year period and lower income tax payments in the current year period.

For the quarter ended August 31, 2004, $1.2 million of cash was used in investing activities primarily for capital expenditures of $0.5 million for Galileo™ and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements and $0.5 million for computer hardware and software enhancements of the enterprise software system. Planned capital expenditures for fiscal 2005 total approximately $7.8 million, including approximately $3.7 million for planned upgrades at its Norcross facility for its manufacturing, quality and support systems, approximately $2.8 million for offsite placements of the Galileo™ instruments by the foreign affiliates, and approximately $0.5 million for upgrades at the Canadian facility.

On December 18, 2003, the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of certain of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility. As of August 31, 2004, there was $9.0 million outstanding on the term loan and none outstanding on the revolver.

Net cash used in financing activities totaled approximately $10.0 million and $1.1 million for the quarters ended August 31, 2004 and 2003, respectively. The majority of the usage of cash for the current year period is attributable to $8.0 million in stock repurchases, as described more fully below.

The Company instituted a stock repurchase program in June of 1998 for up to 2,700,000 shares, of which 2,416,500 shares had been purchased prior to the end of the 2004 fiscal year, leaving 283,500 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 300,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 415,000 shares at an average per share price of $19.30, bringing the aggregate number of shares to 2,831,500 repurchased to date since implementation of the 1998 repurchase program. The aggregate amount remaining available for repurchase under the program is 668,500 shares as of August 31, 2004.

At August 31, 2004 and August 31, 2003, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At August 31, 2004 and August 31, 2003, the Company would have paid $114,068 and $320,635, respectively, to terminate the agreement in the Company’s functional currency. The interest rate swap agreement, with SunTrust Bank, is guaranteed by the Company. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates in the Company’s Form 10-K for the fiscal year ended May 31, 2004.

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

Results of Operations

Immucor generated revenues of $32.1 million in the three-month period ended August 31, 2004, versus $27.3 million in the three-month period ended August 31, 2003. Net income totaled $4.9 million compared with a net income of $3.7 million for the three-month period ended August 31, 2003. Diluted earnings per share, totaled $0.16 on 31.7 million weighted average shares outstanding for the quarter ended August 31, 2004, as compared to $0.12 on 31.0 million weighted average shares outstanding in the same period last fiscal year. For the three-month period ended August 31, 2004, the effect on revenues and gross profit of the change in the Euro exchange rate was an increase of $0.5 million and $0.2 million, respectively. The change in the Euro had a negligible effect on net income during the quarter ended August 31, 2004.

Net Sales

Reagent revenues grew to $28.5 million compared to $24.8 million in the prior year quarter, a 14.9% increase. The growth in reagent revenue occurred as a result of price increases in North America, which contributed $1.9 million to the increase, and volume increases in proprietary Capture® products. Capture® product sales were $6.4 million versus $4.8 million in the three-month period ended August 31, 2003. Human collagen sales were $789 thousand during the quarter. There were no sales of collagen in the corresponding prior year period.

Sales of instruments were $2.8 million in the first quarter of 2005 compared to $2.5 million in the first quarter of 2004. Instrument revenues grew in part due to higher service contract revenue as a result of new placements under service contracts as well as increases in service contract pricing.

Gross Margin

The gross margin on traditional reagents was 57.4% for the current quarter, compared with 58.4% for the prior year quarter. The decrease in gross margin is primarily due to ongoing regulatory costs to support CE marking in Europe. The gross margin on Capture® products was 77.8% for the current quarter, compared with 70.5% in the prior year quarter. The improvement was due primarily to higher volume of sales due in part to the timing of Capture® product shipments. The gross margin on human collagen sales was 30.0% during the quarter.

The gross margin on instruments, including the impact of the cost of providing service was 13.9% for the current quarter, compared to 9.8% for the same quarter last year. Instrument gross margin benefited from higher service contract revenue as discussed above.

Operating Expenses

Research and development expenses were $1.1 million in the first quarter, up 37.9% from $790 thousand in the prior year quarter. Spending on the development of the new third generation instrument targeted for the small to medium hospital market was $421 thousand in the first quarter, an increase of $351 thousand over the same period last year.

Selling and marketing expenses increased $0.4 million over the three-month period ended August 31, 2003. The change in the Euro exchange rate accounted for approximately $0.1 million of the increase. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to expand Company presence.

Distribution expenses for the three-month period ended August 31, 2004, decreased by $0.2 million compared to the three-month period ended August 31, 2003, primarily benefiting from the consolidation of the manufacture of red blood cell products into the Norcross facility. The quarter ended August 31, 2004 is the first quarter in which the Company was able to reap the full benefit of this cost reduction strategy.

General and administrative expenses for the three-month period ended August 31, 2004, rose approximately $0.4 million over the three-month period ended August 31, 2003, but improved 15 basis points as a percentage of revenues. The change in the Euro exchange rate accounted for approximately $0.1 million. The remaining increase was due to additional personnel and expenditures to support domestic and international efforts to assure compliance with European Union quality regulations and accounting and SEC regulatory mandates in the United States.

Interest Expense

When compared to the three-month period ended August 31, 2003, interest expense decreased $0.2 million in the three-month period ended August 31, 2004. The decrease is primarily the result of reduced levels of long-term debt at more favorable interest rates.

Other Income (Expense)

Other income, net, for the three-month period ended August 31, 2004, primarily reflects foreign currency transaction losses that exceeded foreign currency transaction gains, as opposed to the three-month period ended August 31, 2003, where foreign currency transaction gains exceeded foreign currency transaction losses. Other income (loss) for the current year quarter also includes a $274 thousand charge associated with the buyout of a distribution agreement.

Income Taxes

The provision for income taxes rose $0.9 million from the quarter ended August 31, 2003, due to a higher effective tax rate as well as higher pre-tax income. State tax rates are estimated to be higher as the Company refines its state tax structure.

ITEM 3.     Quantitative and Qualitative Disclosures On Market Risk

There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

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

PART II

OTHER INFORMATION

ITEM 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)     Issuer Purchases of Equity Securities

The following table provides information as of August 31, 2004 with respect to shares of common stock repurchased by the Company during the quarter then ended:

				Approximate
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Month	Shares Purchased	Per Share	or Programs	Programs (1)
June 2004	106,650	$ 20.15	106,650	476,850
July 2004	179,150	$ 19.25	179,150	297,700
August 2004	129,200	$ 18.66	129,200	668,500
Total	415,000	$ 19.30	415,000	668,500

1On August 2, 2004, the Company’s Board of Directors authorized the repurchase of an additional 500,000 shares of common stock under the repurchase plan.

ITEM 6.     Exhibits and Reports on Form 8-K

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

(b)     The following report on Form 8-K was filed during the quarter ended August 31, 2004.

Form 8-K furnishing the Company’s fourth quarter 2004 earnings release on July 21, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: October 8, 2004                                             By:       /s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: October 8, 2004                                                         /s/ Steven C. Ramsey
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Accounting Officer)

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