Form 10-Q
period 2004-11-30
IMMUCOR INC
filed 2005-01-14
CIK 736822

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

For Quarter Ended: November 30, 2004

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

As of December 31, 2004: Common Stock, $0.10 Par Value - 45,090,998

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2004 (Unaudited)	May 31, 2004 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 18,061,503	$ 15,697,082
Accounts receivable, trade (less allowance for doubtful accounts of $1,470,540 at
November 30, 2004 and $1,330,305 at May 31, 2004)	30,149,641	26,533,796
Other receivables	1,590,511	1,235,748
Inventories	20,032,388	20,160,858
Income taxes receivable	398,473	1,102,198
Deferred income taxes	1,610,990	1,545,493
Prepaid expenses and other	2,237,945	2,347,906

Total current assets	74,081,451	68,623,081

LONG-TERM INVESTMENT	-	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	23,232,573	22,846,358

DEFERRED INCOME TAXES	504,908	504,908

OTHER ASSETS - Net	923,912	1,029,752

DEFERRED LICENSING COSTS - Net	1,088,728	1,225,530

CUSTOMER LIST - Net	1,182,500	1,225,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	29,480,935	28,192,198

	$ 130,495,007	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	November 30, 2004 (Unaudited)	May 31, 2004 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 318,483	$ 146,765
Current portion of long-term debt	4,044,000	5,043,450
Current portion of capital lease obligations	492,949	652,363
Accounts payable	8,016,543	8,116,645
Income taxes payable	311,394	205,495
Accrued salaries and wages	2,304,728	1,574,758
Deferred income taxes	476,320	439,271
Other accrued liabilities	5,613,030	4,183,648

Total current liabilities	21,577,447	20,362,395

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	-	146,610

LONG-TERM DEBT - Net of current portion	4,109,725	6,121,751

CAPITAL LEASE OBLIGATIONS - Net of current portion	836,615	947,577

DEFERRED INCOME TAXES	2,863,915	2,763,243

OTHER LIABILITIES	1,234,730	1,122,152

SHAREHOLDERS' EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; 44,962,928 and
45,264,517 issued and outstanding at November 30, 2004 and May 31, 2004,
respectively	4,496,293	4,526,452
Additional paid-in capital	26,950,081	32,798,741
Retained earnings	65,107,448	55,956,052
Accumulated other comprehensive income (loss)	3,318,753	(328,146)

Total shareholders' equity	99,872,575	92,953,099

	$ 130,495,007	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003

NET SALES	$ 32,640,218	$ 27,207,434	$ 64,742,429	$ 54,469,082

COST OF SALES	14,319,019	12,121,903	28,108,758	24,195,483

GROSS MARGIN	18,321,199	15,085,531	36,633,671	30,273,599

OPERATING EXPENSES:
Research and development	1,153,920	671,726	2,242,726	1,461,515
Selling and marketing	4,210,898	4,043,183	8,277,284	7,708,733
Distribution	1,952,845	1,992,489	3,891,862	4,171,390
General and administrative	3,749,230	2,592,408	6,766,162	5,196,010
Amortization and other	606,299	92,094	702,362	184,188

Total operating expenses	11,673,192	9,391,900	21,880,396	18,721,836

INCOME FROM OPERATIONS	6,648,007	5,693,631	14,753,275	11,551,763

OTHER INCOME (EXPENSE):
Interest income	111,761	4,079	248,388	6,894
Interest expense	(219,055)	(313,467)	(325,387)	(638,839)
Other - net	575,919	(52,193)	280,715	70,788

Total other	468,625	(361,581)	203,716	(561,157)

INCOME BEFORE INCOME TAXES	7,116,632	5,332,050	14,956,991	10,990,606
INCOME TAX EXPENSE	2,907,133	1,890,234	5,798,539	3,872,949

NET INCOME	$ 4,209,499	$ 3,441,816	$ 9,158,452	$ 7,117,657

Earnings per share:
Per common share	$0.09	$0.08	$0.20	$0.16

Per common share - assuming dilution	$0.09	$0.07	$0.19	$0.15

Weighted average shares outstanding:
Basic	44,863,430	44,065,733	44,948,897	43,843,284

Diluted	47,343,340	46,914,264	47,408,969	46,709,791

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,	November 30,
	2004	2003

OPERATING ACTIVITIES:
Net income	$ 9,158,452	$ 7,117,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,162,439	2,808,241
Amortization of other assets and excess of cost over net tangible assets acquired	194,109	184,188
Amortization of debt issue costs	22,697	224,906
Provision for doubtful accounts	194,211	97,579
Loss on retirement of fixed assets	580,713	82,212
Gain on sale of long-term investment	(530,000)	--
Deferred tax provision	(11,298)	327,572
Other	375,935	--
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,287,977)	911,148
Income taxes	3,043,091	1,866,176
Inventories	310,553	(2,534,070)
Other receivables	(232,623)	256,664
Other current assets	(566,461)	609,561
Other long-term assets	142,629	30,136
Accounts payable	(437,913)	330,670
Other current liabilities	1,520,048	(1,295,945)
Other long-term liabilities	79,850	(94,870)

Total adjustments	5,560,003	3,804,168

Cash provided by operating activities	14,718,455	10,921,825

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(2,600,601)	(3,736,280)
Proceeds from sale of property and equipment	9,411	--
Proceeds from sale of long-term investment	1,300,000	--

Cash used in investing activities	(1,291,190)	(3,736,280)

FINANCING ACTIVITIES:
Borrowings under line of credit agreements net of repayments	93	(1,823,107)
Payments of long-term debt and capital lease obligations net of borrowings	(3,391,656)	(8,191,024)
Repurchase of common stock	(8,027,567)	--
Payment for fractional stock dividend shares	(7,085)	(6,199)
Exercise of stock options and warrants (321,407 shares and 287,539 shares,
respectively)	529,583	1,261,745

Cash used in financing activities	(10,896,632)	(8,758,585)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(166,212)	(248,045)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,364,421	(1,821,085)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,697,082	11,183,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18,061,503	$ 9,362,232

See notes to consolidated financial statements.

IMMUCOR, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2004, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003

Net income as reported	$ 4,209,499	$ 3,441,816	$ 9,158,452	$ 7,117,657
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	403,090	232,787	871,319	442,787

Pro forma net income	$ 3,806,409	$ 3,209,029	$ 8,287,133	$ 6,674,870
Earnings per share as reported:
Per common share	$0.09	$0.08	$0.20	$0.16
Per common share - assuming dilution	$0.09	$0.07	$0.19	$0.15
Pro forma earnings per share:
Per common share	$0.08	$0.07	$0.18	$0.15
Per common share - assuming dilution	$0.08	$0.07	$0.17	$0.14

3.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of November 30, 2004	As of May 31, 2004
Raw materials and supplies	$ 5,056,022	$ 5,204,792
Work in process	2,508,374	3,471,433
Finished goods	12,467,992	11,484,633

	$ 20,032,388	$ 20,160,858

4.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend on July 16, 2004 to the shareholders of record as of the close of business on June 30, 2004. On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. All share and per share amounts disclosed in this document have been restated to reflect the stock splits discussed in Note 8 to the consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 4,209,499	$ 3,441,816	$ 9,158,452	$ 7,117,657

Denominator:
For basic earnings per share - weighted
average shares basis	44,863,430	44,065,733	44,948,897	43,848,284
Effect of dilutive stock options and warrants	2,479,910	2,848,531	2,460,072	2,866,507

Denominator for diluted earnings per share
-adjusted weighted average shares basis	47,343,340	46,914,264	47,408,969	46,709,791

Earnings per common share	$ 0.09	$ 0.08	$ 0.20	$ 0.16

Earnings per common share - assuming dilution	$ 0.09	$ 0.07	$ 0.19	$ 0.15

5.     DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

For the Three Months Ended November 30, 2004

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$18,463	$ 2,738	$ 2,787	$2,154	$ 2,074	$ --	$28,216
Affiliates	2,220	515	--	84	25	(2,844)	--

Total	20,683	3,253	2,787	2,238	2,099	(2,844)	28,216
Net instrument revenues:
Unaffiliated customers	2,045	433	182	--	1,028	--	3,688
Affiliates	90	1,557	2	--	2	(1,651)	--

Total	2,135	1,990	184	--	1,030	(1,651)	3,688
Net collagen revenues:
Unaffiliated customers	736	--	--	--	--	--	736
Affiliates	--	--	--	--	--	--	--

Total	736	--	--	--	--	--	736
Income (loss) from operations	6,338	(107)	(380)	829	114	(146)	6,648
Net income (loss)	4,273	(70)	(563)	540	121	(92)	4,209

For the Three Months Ended November 30, 2003

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,583	$ 2,505	$ 2,202	$1,869	$ 1,973	$ --	$25,132
Affiliates	2,124	441	--	23	15	(2,603)	-

Total	18,707	2,946	2,202	1,892	1,988	(2,603)	25,132
Net instrument revenues:
Unaffiliated customers	743	903	123	--	306	--	2,075
Affiliates	22	1,084	--	--	--	(1,106)	--

Total	765	1,987	123	--	306	(1,106)	2,075
Net collagen revenues:
Unaffiliated customers	--	--	--	--	--	--	--
Affiliates	--	--	--	--	--	--	--

Total	--	--	--	--	--	--	--
Income (loss) from operations	5.155	(49)	83	549	11	(55)	5,694
Net income (loss)	3,202	(120)	45	343	5	(33)	3,442

For the Six Months Ended November 30, 2004

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$37,055	$ 5,836	$ 5,646	$ 4,015	$ 4,173	$ --	$56,725
Affiliates	4,386	1,155	--	90	45	(5,676)	--

Total	41,441	6,991	5,646	4,105	4,218	(5,676)	56,725
Net instrument revenues:
Unaffiliated customers	3,897	836	283	15	1,461	--	6,492
Affiliates	468	2,444	14	--	2	(2,928)	--

Total	4,365	3,280	297	15	1,463	(2,928)	6,492
Net collagen revenues:
Unaffiliated customers	1,525	--	--	--	--	--	1,525
Affiliates	--	--	--	--	--	--	--

Total	1,525	--	--	--	--	--	1,525
Income (loss) from operations	13,499	(178)	(158)	1,506	190	(106)	14,753
Net income (loss)	8,516	(114)	(327)	968	199	(84)	9,158

For the Six Months Ended November 30, 2003

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$33,543	$ 4,947	$ 4,261	$3,457	$ 3,613	$ --	$49,821
Affiliates	4,575	864	--	65	69	(5,573)	--

Total	38,118	5,811	4,261	3,522	3,682	(5,573)	49,821
Net instrument revenues:
Unaffiliated customers	2,232	1,243	225	111	837	--	4,648
Affiliates	6	2,119	--	--	40	(2,165)	--

Total	2,238	3,362	225	111	877	(2,165)	4,648
Net collagen revenues:
Unaffiliated customers	--	--	--	--	--	--	--
Affiliates	--	--	--	--	--	--	--

Total	--	--	--	--	--	--	--
Income (loss) from operations	10,810	(529)	313	1,021	(62)	(1)	11,552
Net income (loss)	6,773	(334)	172	614	(106)	(1)	7,118

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,783,000 and $1,211,000 for the three months ended November 30, 2004 and 2003, respectively, and approximately $3,612,000 and $2,603,000 for the six months ended November 30, 2004 and 2003, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $630,000 and $1,296,000 for the three months ended November 30, 2004 and 2003, respectively, and approximately $1,750,000 and $2,163,000 for the six months ended November 30, 2004 and 2003, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $514,000 and $538,000 for the three months ended November 30, 2004 and 2003, respectively, and approximately $985,000 and $898,000 for the six months ended November 30, 2004 and 2003, respectively. Product sales to affiliates are valued at market prices.

6.     COMPREHENSIVE INCOME

The components of comprehensive income for the three and six-month periods ended November 30, 2004 and 2003 are as follows:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003

Net income	$ 4,209,499	$ 3,441,816	$ 9,158,452	$ 7,117,657
Net foreign currency translation	3,267,830	2,998,293	3,636,626	800,903
Hedge loss reclassified into earnings	5,136	5,137	10,273	10,274

Comprehensive income	$ 7,482,465	$ 6,445,246	$12,805,351	$ 7,928,834

Accumulated comprehensive income (loss) as of November 30, 2004 and May 31, 2004 was $3,318,753 and ($328,146), respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating the impact SFAS No. 151 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this new statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. See Note 2 to the consolidated financial statements for pro forma disclosure of the effect this new standard on the Company’s net income and earnings per share calculations for the three and six months ended November 30, 2004 and 2003.

8.     STOCK SPLITS

Immucor distributed a three-for-two stock split, effected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. All share and per share amounts disclosed in this document have been restated to reflect the stock splits described above.

9.     STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no share repurchases during the quarter ended November 30, 2004. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of November 30, 2004.

10.     LITIGATION AND OTHER MATTERS

The Company is subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. Other income (loss) for the quarter ended November 30, 2004 includes a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim that existed as of November 30, 2004. In addition, as reported in a press release issued by the Company on November 2, 2004, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, are the subjects of a criminal investigation by Italian authorities in Milan, Italy centered on the activities of a well-known Italian physician and hospital administrator. The investigation concerns alleged improper cash payments by several companies to the physician in exchange for favorable contract awards by his hospital in Italy. Based on the Company’s internal investigation discussed further below, it does not appear that the Italian subsidiary made any improper payments to the physician in question. However, the doctor rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003, for which he received 13,500 Euros, and the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. On November 1, 2004, the Company self-reported to the Securities and Exchange Commission the potential violation of the Foreign Corrupt Practices Act. Neither the Italian investigation nor the Company's internal investigation are complete, and no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

In October 2004, the Company initiated an internal investigation into the matter discussed above regarding its Italian subsidiary. The Company had already identified certain deficiencies in internal control over financial reporting in that subsidiary in connection with its preparation for Sarbanes-Oxley Section 404 internal control assessment, and was in the process of strengthening those internal controls at the time the internal investigation was initiated. That process was accelerated in connection with the internal investigation, and the Company has now undertaken a thorough review of the books and records of the Italian subsidiary. That review identified a number of improperly recorded transactions totaling approximately $0.7 million, of which $0.5 million, $0.1 million and $0.1 million is included in Amortization and other, Selling and marketing, and Cost of sales, respectively, in the Consolidated Statements of Operations for the three and six months ended November 30, 2004.

11.     SALE OF LONG-TERM INVESTMENT

On November 10, 2004 the Company sold its common stock investment in Lionheart Technologies, Inc. (“Lionheart”), a long-term investment which was being accounted for using the cost method and had a carrying value of $770,000 on the date of sale. In exchange, the Company received $1.3 million in cash from the purchaser, Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart. Accordingly, the Company recorded a gain of $530,000 included in the caption, “Other –Net,” in the consolidated income statement for the three- and six-months ended November 30, 2004.

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

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfer to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfer to the customer. Revenue from the sale of the Company’s human collagen product is recognized upon shipment and passage of a 10-day inspection period. Revenue from the sale of the Company’s medical instruments is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

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

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training and installation), the subsequent servicing of the instrument during the first year, and reagent products provided to the customer during the validation period. The portion of the instrument sales price applicable to the instrument itself (including training and installation), which is determined based on fair value, is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. The portion of the sales price applicable to reagent products provided to the customer during the validation period, based on fair value, are recognized when the instrument itself is recognized as generally such recognition occurs when the validation period is completed. The portion of the sales price applicable to servicing the instrument during the first year, based on fair value, is deferred and recognized over the first year of the contract. The portion, if any, of the sales price applicable to price guarantees, based on fair value, is deferred and recognized over the guarantee period. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s current policy, based on historical collection experience, is to provide a minimum allowance of 4% of third-party gross receivables. In addition, any third-party invoices over three years old are provided for in the allowance, as are any third-party invoices over eighteen months old and under $50. At November 30, 2004, the allowance is approximately 4.7% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of operations as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products which will expire in less than six months are written down to zero in the period in which this expiration threshold is met. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is written down to zero in the period in which the product fails QC testing. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during the six-month period ended November 30, 2004.

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

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during the six-month period ended November 30, 2004.

Stock-Based Employee Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 2 of the consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. See Note 2 to the consolidated financial statements for pro forma disclosure of the effect this new standard on the Company’s net income and earnings per share calculations for the three and six months ended November 30, 2004 and 2003.

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

For fiscal 2005, the Company’s strategy is focused primarily on improving gross margin and on developing its third generation automated assay instrument. Gross margin (gross profit as a percent of sales) improved during the quarter ended November 30, 2004 to 56.1% up from 55.5% in the prior year quarter. Gross margin for the six-month period ended November 30, 2004 increased as well, from 55.6% for the prior year period to 56.6%.

As discussed below under “Results of Operations,” the improvements in gross margin during the three- and six-month periods ended November 30, 2004, as compared to the prior year periods, were due to several factors, including:

•	Volume increases in sales of Capture® products, attributable in part to the timing of shipments,

•	Increased manufacturing efficiencies due in part to the consolidation of the manufacture of red blood cell products into the Norcross facility,

•	Reagent price increases, and

•	Increased revenues from instrument service contracts.

The Company expects to achieve continued improvement in gross margin over the remainder of fiscal 2005 as compared to the previous periods in fiscal 2004, primarily as a result of implementation of the following strategic steps:

•	The elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities, completed during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005;

•	The consolidation of the Company’s red cell product manufacturing, previously produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, completed at the end of the fourth quarter of fiscal 2004;

•	Obtaining FDA clearance of the Galileo® for marketing in the United States in April 2004; and

•	The cancellation of supply agreements with two group purchasing organizations, one effective January 10, 2005 and the other effective January 26, 2005, in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts.

On April 25, 2004, the Company obtained FDA clearance to market its high-volume Galileo® instrument designed for the large-sized hospital market in the U.S. The instrument revenue and the related reagent revenue stream are expected to improve gross margins because the instrument requires proprietary reagents developed for automated technology, thus commanding a premium price over traditional reagent products. As of December 31, 2004, the Company has placed 168 Galileo® instruments worldwide, including 13 in North America and 9 in Japan.

In July 2004, the Company announced it is developing a third generation instrument, currently referred to as the “G3” and currently planned for release in the Company’s 2006 fiscal year. The G3 is targeted at the small- to medium-sized hospital market, the largest segment of the Company’s customers, which number approximately 5,000 to 6,000 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The G3 is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo® product, apart from lower throughput. The G3‘s smaller size is designed to allow “depot service” where a customer delivers an instrument to a Company depot for servicing and receives a loaner instrument to use until servicing is complete. The Company expects this depot method to be more cost effective than sending repair personnel to the customer’s site, and accordingly expects instrument service costs will eventually decline as the G3 replaces the ABS2000.

In October 2004, the Company initiated an internal investigation into certain events involving its Italian subsidiary - see Note 10 to the consolidated financial statements for further details. As described below under Item 4--Controls and Procedures, the Company had already identified certain deficiencies in internal control over financial reporting in that subsidiary in connection with its preparation for Sarbanes-Oxley Section 404 internal control assessment, and was in the process of strengthening those internal controls at the time the internal investigation was initiated. That process was accelerated in connection with the internal investigation, and the Company has now undertaken a thorough review of the books and records of the Italian subsidiary. That review identified a number of improperly recorded transactions totaling approximately $0.7 million, of which $0.5 million, $0.1 million and $0.1 million is included in Amortization and other, Selling and marketing, and Cost of sales, respectively, in the Consolidated Statements of Operations for the three and six months ended November 30, 2004.

Liquidity and Capital Resources

As of November 30, 2004, the Company’s cash and cash equivalents balance totaled $18.1 million. Net cash provided by operating activities increased to $14.7 million for the six months ended November 30, 2004, up $3.8 million from the same period ended November 30, 2003. This increase was primarily driven by higher net income.

For the six months ended November 30, 2004, $1.3 million of cash was used in investing activities consisting primarily of capital expenditures totaling $2.6 million, partially offset by $1.3 million in proceeds from the November 2004 sale of the Company’s long-term investment in Lionheart Technologies, Inc. The sale of this investment resulted in a gain of $0.5 million which is included in the consolidated statement of operations’ caption, “Other – net” for the three- and six-month periods ended November 30, 2004. The $2.6 million in capital expenditures for the six-month period ended November 30, 2004 consisted primarily of $1.3 million for Galileo® and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements and $0.7 million for computer hardware and software enhancements of the enterprise software system. Planned capital expenditures for fiscal 2005 total approximately $7.8 million, including approximately $3.7 million for planned upgrades at its Norcross facility for its manufacturing, quality and support systems, approximately $2.8 million for offsite placements of the Galileo® instruments by the foreign affiliates, and approximately $0.5 million for upgrades at the Company’s Canadian facility.

On December 18, 2003, the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of certain of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility. As of November 30, 2004, there was $8.0 million outstanding on the term loan and none outstanding on the revolver.

Net cash used in financing activities totaled approximately $10.9 million and $8.8 million for the six months ended November 30, 2004 and 2003, respectively. The majority of the usage of cash for the current year period is attributable to $8.0 million in stock repurchases, as described more fully below.

The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no share repurchases during the quarter ended November 30, 2004. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of November 30, 2004.

At November 30, 2004 and November 30, 2003, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At November 30, 2004 and November 30, 2003, the Company would have paid $68,272 and $263,039, respectively, to terminate the agreement in the Company’s functional currency. The interest rate swap agreement is guaranteed by the Company. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates in the Company’s Form 10-K for the fiscal year ended May 31, 2004.

As of November 30, 2004, the Company has spent approximately $0.4 million in professional fees associated with the Italian investigation discussed in Note 10 to the consolidated financial statements. The Company expects to spend an additional $2.0 million over the remainder of fiscal 2005 in professional fees related to this investigation. As discussed more fully in Note 10 to the consolidated financial statements, no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financial arrangements as of November 30, 2004.

Results of Operations

Immucor generated revenues of $32.6 million and $64.7 million, respectively, for the three- and six-month periods ended November 30, 2004. These revenue results represented respective increases of $5.4 million and $10.3 million over the same fiscal periods in the prior year. Net income for the three- and six-month periods ended November 30, 2004 totaled $4.2 million and $9.2 million, respectively. These results also compared favorably with those of the same fiscal periods in the prior year.

Diluted earnings per share, totaling $0.09 on 47.3 million weighted average shares outstanding for the three-month period ended November 30, 2004, compared with diluted earnings per share of $0.07 on 46.9 million weighted average shares outstanding in the three-month period ended November 30, 2003. Diluted earnings per share, totaling $0.19 on 47.4 million weighted average shares outstanding for the six-month period ended November 30, 2004, compared with diluted earnings per share of $0.15 on 46.7 million weighted average shares outstanding in the six-month period ended November 30, 2003. All share and per share amounts have been adjusted to reflect the three-for-two stock splits effected in the form of 50% stock dividends that were distributed on July 16, 2004 and December 13, 2004.

For the three-month period ended November 30, 2004, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $0.6 million and $0.3 million, respectively, and minimal for net income. For the six-month period ended November 30, 2004, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $1.2 million and $0.5 million, respectively, and minimal for net income.

Net Sales

Reagent revenues grew to $28.2 million compared to $25.1 million in the prior year quarter, a 12.3% increase. The growth in reagent revenue occurred as a result of price increases in North America, which contributed $1.9 million to the increase, and volume increases in proprietary Capture® products. Capture® product sales were $6.6 million versus $5.6 million in the three-month period ended November 30, 2003. Human collagen sales were $0.7 million during the quarter. There were no sales of collagen in the corresponding prior year period. Sales of instruments were $3.7 million in the second quarter of 2005 compared to $2.1 million in the second quarter of 2004. Instrument revenues grew in part due to higher service contract revenue as a result of new placements under service contracts, as well as increases in service contract pricing.

For the six-month period ended November 30, 2004, reagent revenues increased $6.9 million (or 13.9%) over the prior year period. This growth for the year-to-date period was attributable to the same reasons as outlined above for the quarterly period, with price increases in North America contributing $3.8 million to the overall increase. For the six-month period ended November 30, 2004, Capture® product sales were $13.1 million as compared to $10.5 million for the same period in fiscal 2004. Human collagen sales contributed $1.5 million to the year-to-date revenue increase. Instrument revenues for the six-month period ended November 30, 2004 totaled $6.5 million as compared to $4.6 million in the prior year period, the increase resulting from the same reasons for the quarter-over-quarter increase.

Gross Margin

The gross margin on traditional reagents for the quarter ended November 30, 2004 benefited from the price increases discussed above, increasing to 56.7% for the current quarter from 56.3% for the prior year quarter. The gross margin on Capture® products was 76.7% for the current quarter, compared with 76.1% in the prior year quarter. The improvement was due primarily to higher volume of sales due in part to the timing of Capture® product shipments. The gross margin on human collagen sales was 25.4% during the quarter. The gross margin on instruments, including the impact of the cost of providing service was 22.1% for the current quarter, compared to a negative 2.8% for the same quarter last year. Instrument gross margin benefited from higher service contract revenue as discussed above.

The gross margin of 57.0% on traditional reagents for the six-month period ended November 30, 2004 was slightly lower than the 57.4% achieved in the prior year period, the decrease primarily due to higher on-going regulatory costs in the first quarter of fiscal 2005 to support CE-marking in Europe. The gross margin on Capture® products improved to 77.3% from 73.5% in the prior six-month period, primarily as a result of higher volume. The gross margin on human collagen sales was 27.6% during the six months ended November 30, 2004. The gross margin on instruments was 18.6% as compared to 4.1% in the six-month period in the prior year, benefiting from higher service revenue as discussed above.

Operating expenses

Research and development expenses were $1.2 million in the second quarter, up 71.8% from $0.7 million in the prior year quarter. For the six-month period ended November 30, 2004, the Company spent $2.2 million as compared to $1.5 million in the prior year period. Spending on the development of the new third generation instrument targeted for the small to medium hospital market (the “G3”) was $0.4 million and $0.8 million, respectively, for the three- and six-month periods ended November 30, 2004. In these same periods in the prior year, only $0.1 million and $0.2 million, respectively, were spent on the G3.

Selling and marketing expenses increased $0.2 million and $0.6 million, respectively, over the three- and six- month periods ended November 30, 2003, but decreased as a percentage of sales for both periods. This decrease as a percentage of sales was due primarily to higher period-over-period sales as discussed more fully above.

Distribution expenses for the three- and six-month periods ended November 30, 2004 decreased by less than $0.1 million and by $0.3 million, respectively, compared to the same periods ended November 30, 2003, primarily benefiting from the consolidation of the manufacture of red blood cell products into the Norcross facility. The quarter ended August 31, 2004 was the first quarter in which the Company’s red blood cell manufacturing was fully consolidated into the Norcross facility during the entire quarter.

General and administrative expenses for the three- and six-month periods ended November 30, 2004, rose approximately $1.2 million and $1.6 million, respectively over the same periods ended November 30, 2003. The quarter and year-to-date increases were attributable primarily to higher legal fees due mainly to the Italian investigation as discussed more fully above in Note 10 to the consolidated financial statements.

Amortization and other expenses for the three- and six-month periods ended November 30, 2004 include a $0.5 million charge related to improperly recorded transactions on the Company’s Italian subsidiary’s books. See Note 10 to the consolidated financial statements.

Interest expense

When compared to the three- and six-month periods ended November 30, 2003, interest expense decreased $0.1 million and $0.3 million, respectively, in the same periods ended November 30, 2004. The decrease is primarily the result of reduced levels of long-term debt at more favorable interest rates.

Other income (expense)

Other income, net, for the three-month period ended November 30, 2004, primarily reflects a $0.5 million gain on the sale of the Company’s long-term investment in Lionheart Technologies, Inc. in November 2004, as well as a net gain on foreign currency transactions. These gains were partially offset by a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim that existed as of November 30, 2004. The six-month period ended November 30, 2004 also includes a $0.3 million charge associated with the buyout of a distribution agreement in the first quarter of fiscal 2005.

Income taxes

The provision for income taxes rose $1.0 million and $1.9 million from the three- and six-month periods ended November 30, 2003, due to a higher effective tax rate as well as higher pre-tax income. State tax rates are estimated to be higher as the Company refines its state tax structure.

ITEM 3.   Quantitative and Qualitative Disclosures On Market Risk.

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

As discussed above under Item 5-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview, during the period covered by this report, the Company identified certain deficiencies in the internal control over financial reporting in the Company’s Italian subsidiary. These deficiences related to the subsidiary’s procedures for recording and verifying certain transactions, which were managed by a single employee who is no longer with the Company or the subsidiary. At the Company’s direction, the subsidiary replaced this individual, added a finance manager, and implemented a system of verifying and documenting transactions. The Company believes that these efforts have corrected any material weakness or significant deficiencies in the internal control over financial reporting in the Italian subsidiary.

Other than described in the preceding paragraph, there were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. Other income (loss) for the quarter ended November 30, 2004 includes a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim that existed as of November 30, 2004. In addition, as reported in a press release issued by the Company on November 2, 2004, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, are the subjects of a criminal investigation by Italian authorities in Milan, Italy centered on the activities of a well-known Italian physician and hospital administrator. The investigation concerns alleged improper cash payments by several companies to the physician in exchange for favorable contract awards by his hospital in Italy. Based on the previously-reported internal investigation into this matter initiated by the Company it does not appear that the Italian subsidiary made any improper payments to the physician in question. However, the doctor rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003, for which he received 13,500 Euros, and the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. On November 1, 2004, the Company self-reported to the Securities and Exchange Commission the potential violation of the Foreign Corrupt Practices Act. Neither the Italian investigation nor the Company's internal investigation are complete, and no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As described below under Item 4 – Submission of Matters to a Vote of Security Holders, at the Company’s Annual Meeting of Shareholders on November 10, 2004, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 45,000,000 to 60,000,000.

The Company did not repurchase any shares of its Common Stock during the quarter ended November 30, 2004. As of November 30, 2004, an aggregate of 1,002,750 shares of Common Stock remain available for repurchase under the Company’s stock repurchase programs.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Company held its 2004 Annual Meeting of Shareholders on November 10, 2004. The following is a summary of the matters voted on at that meeting:

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

Name	Votes For	Votes Withheld

Roswell S. Bowers	36,477,255	4,327,085

Dr. Gioacchino De Chirico	37,893,783	2,910,557

Ralph A. Eatz	35,963,124	4,841,216

Edward L. Gallup	36,828,395	3,975,945

John A. Harris	36,714,747	4,089,593

Dr. Mark Kishel	37,691,019	3,113,321

Joseph E. Rosen	35,104,520	5,699,820

At the Annual Meeting, the shareholders also voted to approve an amendment to the Immucor, Inc. 2003 Stock Option Plan. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	25,895,443

Votes Against	8,606,609

Abstentions	233,931

Broker Non-votes	6,068,357

As a third item of business at the Annual Meeting, the shareholders also voted to approve an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 45,000,000 to 60,000,000. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	38,800,076

Votes Against	1,381,017

Abstentions	623,247

ITEM 6.    Exhibits and Reports on Form 8-K

(a)     The Company has filed the following exhibits with this report.

            3.1        Amended and Restated Articles of Incorporation.

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

IMMUCOR, INC.
(Registrant)

Date: January 14, 2005                                             By:   /s/ Edward L. Gallup
Edward L. Gallup, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: January 14, 2005                                             By:   /s/ Steven C.Ramsey
Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number                                    Description

  3.1        Amended and Restated Articles of Incorporation.

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