Form 10-Q
period 2005-02-28
IMMUCOR INC
filed 2005-04-08
CIK 736822

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

For Quarter Ended: February 28, 2005

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

As of March 31, 2005: Common Stock, $0.10 Par Value - 45,437,083

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2004 (Unaudited)	May 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 21,226,488	$ 15,697,082
Accounts receivable, trade (less allowance for doubtful accounts of $1,738,759 at
February 28, 2005 and $1,330,305 at May 31, 2004)	36,084,989	26,533,796
Other receivables	896,797	1,235,748
Inventories	21,519,342	20,160,858
Income taxes receivable	2,463,261	1,102,198
Deferred income taxes	1,611,934	1,545,493
Prepaid expenses and other	1,449,511	2,347,906

Total current assets	85,252,322	68,623,081

LONG-TERM INVESTMENT	-	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	23,636,196	22,846,358

DEFERRED INCOME TAXES	504,908	504,908

DEFERRED LICENSING COSTS - Net	978,882	1,225,530

CUSTOMER LIST - Net	1,161,250	1,225,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	29,250,871	28,192,198

OTHER ASSETS - Net	565,197	1,029,752

	$ 141,349,626	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	February 28, 2005 (Unaudited)	May 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 318,844	$ 146,765
Current portion of long-term debt	4,040,913	5,043,450
Current portion of capital lease obligations	316,837	652,363
Accounts payable	5,040,741	8,116,645
Income taxes payable	362,595	205,495
Accrued salaries and wages	2,060,879	1,574,758
Deferred income taxes	579,290	439,271
Other accrued liabilities	7,778,072	4,183,648

Total current liabilities	20,498,171	20,362,395

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	-	146,610

LONG-TERM DEBT - Net of current portion	3,102,234	6,121,751

CAPITAL LEASE OBLIGATIONS - Net of current portion	1,228,018	947,577

DEFERRED INCOME TAXES	2,870,746	2,763,243

OTHER LIABILITIES	2,270,751	1,122,152

SHAREHOLDERS' EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; 45,428,338 and
45,264,517 issued and outstanding at February 28, 2005 and May 31, 2004,
respectively	4,542,834	4,526,452
Additional paid-in capital	31,734,125	32,798,741
Unearned compensation	10,030	-
Retained earnings	71,566,616	55,956,052
Accumulated other comprehensive income (loss)	3,526,101	(328,146)

Total shareholders' equity	111,379,706	92,953,099

	$ 141,349,626	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

NET SALES	$ 37,982,444	$ 27,876,322	$ 102,724,873	$ 82,345,404

COST OF SALES	14,004,779	13,132,629	42,113,537	37,328,112

GROSS MARGIN	23,977,665	14,743,693	60,611,336	45,017,292

OPERATING EXPENSES:
Research and development	1,078,683	1,133,541	3,321,409	2,595,056
Selling and marketing	4,895,213	3,713,637	13,172,497	11,422,370
Distribution	2,107,144	2,446,757	5,999,006	6,618,147
General and administrative	5,970,620	3,089,459	12,736,782	8,285,468
Amortization and other, net	(105,779)	92,094	596,584	276,282

Total operating expenses	13,945,881	10,475,488	35,826,278	29,197,323

INCOME FROM OPERATIONS	10,031,784	4,268,205	24,785,058	15,819,969

OTHER INCOME (EXPENSE):
Interest income	150,691	5,888	399,079	12,782
Interest expense	(188,096)	(162,176)	(513,483)	(801,015)
Other - net	346,409	(661,329)	627,125	(590,542)

Total other	309,004	(817,617)	512,721	(1,378,775)

INCOME BEFORE INCOME TAXES	10,340,788	3,450,588	25,297,779	14,441,194
INCOME TAX EXPENSE	3,879,920	1,412,377	9,678,460	5,285,327

NET INCOME	$ 6,460,868	$ 2,038,211	$ 15,619,319	$ 9,155,867

Earnings per share:
Per common share	$0.14	$0.05	$0.35	$0.21

Per common share - assuming dilution	$0.14	$0.04	$0.33	$0.20

Weighted average shares outstanding:
Basic	45,183,604	44,430,251	45,016,853	44,038,229

Diluted	47,581,424	47,143,919	47,490,797	46,865,151

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2005	2004

OPERATING ACTIVITIES:
Net income	$ 15,619,319	$ 9,155,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,814,029	4,288,022
Amortization of other assets	292,156	276,280
Amortization of debt issue costs	35,662	230,915
Provision for doubtful accounts	495,412	113,037
Loss on retirement of fixed assets	586,882	77,352
Loss on debt retirement	--	924,344
Gain on sale of long-term investment	(530,000)	--
Deferred tax provision	106,403	1,478,839
Other	399,200	--
Changes in operating assets and liabilities:
Accounts receivable, trade	(8,528,999)	967,697
Income taxes	5,051,564	496,215
Inventories	(1,346,508)	(3,839,411)
Other receivables	424,090	732,553
Other current assets	358,739	780,019
Other long-term assets	509,763	(59,656)
Accounts payable	(3,334,418)	170,173
Other current liabilities	3,444,692	26,474
Other long-term liabilities	1,115,155	(240,096)

Total adjustments	3,893,822	6,422,757

Cash provided by operating activities	19,513,141	15,578,624

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(4,584,721)	(5,115,604)
Proceeds from sale of property and equipment	27,540	--
Proceeds from sale of long-term investment	1,300,000	--

Cash used in investing activities	(3,257,181)	(5,115,604)

FINANCING ACTIVITIES:
Borrowings, net of repayments under line of credit agreements	95	103,905
Borrowings of long-term debt	--	12,000,000
Payments of long-term debt and capital lease obligations, net of borrowings	(4,583,224)	(25,787,411)
Repurchase of common stock	(8,027,567)	--
Payment for fractional stock dividend shares	(8,796)	(8,254)
Exercise of stock options and warrants (786,900 shares and 1,169,564 shares,
respectively)	1,246,555	1,806,164

Cash used in financing activities	(11,372,937)	(11,885,596)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	646,383	512,843

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,529,406	(909,733)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,697,082	11,183,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 21,226,488	$ 10,273,584

See notes to consolidated financial statements.

IMMUCOR, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2004, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net income as reported	$ 6,460,868	$ 2,038,211	$ 15,619,319	$ 9,155,867
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	448,409	233,683	1,326,046	675,146

Pro forma net income	$ 6,012,459	$ 1,804,528	$ 14,293,273	$ 8,480,721
Earnings per share as reported:
Per common share	$0.14	$0.05	$0.35	$0.21
Per common share - assuming dilution	$0.14	$0.04	$0.33	$0.20
Pro forma earnings per share:
Per common share	$0.13	$0.04	$0.32	$0.19
Per common share - assuming dilution	$0.13	$0.04	$0.30	$0.18

3.     INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of February 28, 2005	As of May 31, 2004
Raw materials and supplies	$ 5,338,959	$ 5,204,792
Work in process	3,116,202	3,471,433
Finished goods	13,064,181	11,484,633

	$ 21,519,342	$ 20,160,858

4.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. The Company distributed a three-for-two stock split, affected in the form of a 50% stock dividend on July 16, 2004 to the shareholders of record as of the close of business on June 30, 2004. On November 15, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. All share and per share amounts disclosed in this document have been restated to reflect the stock splits discussed in Note 8 to the consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$ 6,460,868	$ 2,038,211	$ 15,619,319	$ 9,155,867

Denominator:
For basic earnings per share - weighted
average shares basis	45,183,604	44,430,251	45,016,853	44,038,229
Effect of dilutive stock options and warrants	2,397,821	2,713,668	2,473,943	2,826,922

Denominator for diluted earnings per share
-adjusted weighted average shares basis	47,581,425	47,143,919	47,490,796	46,865,151

Earnings per common share	$ 0.14	$ 0.05	$ 0.35	$ 0.21

Earnings per common share - assuming dilution	$ 0.14	$ 0.04	$ 0.33	$ 0.20

5.     DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

For the Three Months Ended February 28, 2005

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$23,734	$ 3,102	$ 2,807	$1,791	$ 2,308	$ --	$33,742
Affiliates	2,612	571	--	63	43	(3,289)	--

Total	26,346	3,673	2,807	1,854	2,351	(3,289)	33,742
Net instrument revenues:
Unaffiliated customers	1,468	896	330	122	636	--	3,452
Affiliates	39	985	1	--	--	(1,025)	--

Total	1,507	1,881	331	122	636	(1,025)	3,452
Net collagen revenues:
Unaffiliated customers	788	--	--	--	--	--	788
Affiliates	--	--	--	--	--	--	--

Total	788	--	--	--	--	--	788
Income (loss) from operations	6,819	2,075	(11)	734	106	309	10,032
Net income (loss)	4,449	1,277	31	405	105	194	6,461

For the Three Months Ended February 29, 2004

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$16,620	$ 2,791	$ 2,154	$1,750	$ 1,974	$ --	$25,289
Affiliates	2,814	871	--	51	45	(3,781)	-

Total	19,434	3,662	2,154	1,801	2,019	(3,781)	25,289
Net instrument revenues:
Unaffiliated customers	818	803	165	--	801	--	2,587
Affiliates	11	1,015	--	--	--	(1,026)	--

Total	829	1,818	165	--	801	(1,026)	2,587
Net collagen revenues:
Unaffiliated customers	--	--	--	--	--	--	--
Affiliates	--	--	--	--	--	--	--

Total	--	--	--	--	--	--	--
Income (loss) from operations	4,688	(723)	(24)	585	(75)	(183)	4,268
Net income (loss)	2,542	(650)	(15)	353	(84)	(108)	2,038

For the Nine Months Ended February 28, 2005

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$60,789	$ 8,938	$ 8,453	$ 5,775	$ 6,514	$ --	$90,469
Affiliates	6,998	1,726	--	153	88	(8,965)	--

Total	67,787	10,664	8,453	5,928	6,602	(8,965)	90,469
Net instrument revenues:
Unaffiliated customers	5,365	1,732	613	137	2,096	--	9,943
Affiliates	507	3,429	15	--	2	(3,953)	--

Total	5,872	5,161	628	137	2,098	(3,953)	9,943
Net collagen revenues:
Unaffiliated customers	2,313	--	--	--	--	--	2,313
Affiliates	--	--	--	--	--	--	--

Total	2,313	--	--	--	--	--	2,313
Income (loss) from operations	20,318	1,897	(168)	2,240	295	203	24,785
Net income (loss)	12,965	1,163	(296)	1,372	305	110	15,619

For the Nine Months Ended February 29, 2004

	U.S.	Germany	Italy	Canada	Other	Eliminations	Consolidated
Net reagent revenues:
Unaffiliated customers	$50,163	$ 7,738	$ 6,415	$5,207	$ 5,587	$ --	$75,110
Affiliates	7,389	1,735	--	116	114	(9,354)	--

Total	57,552	9,473	6,415	5,323	5,701	(9,354)	75,110
Net instrument revenues:
Unaffiliated customers	3,050	2,046	390	111	1,638	--	7,235
Affiliates	17	3,134	--	--	40	(3,191)	--

Total	3,067	5,180	390	111	1,678	(3,191)	7,235
Net collagen revenues:
Unaffiliated customers	--	--	--	--	--	--	--
Affiliates	--	--	--	--	--	--	--

Total	--	--	--	--	--	--	--
Income (loss) from operations	15,498	(1,251)	289	1,606	(136)	(186)	15,820
Net income (loss)	9,315	(984)	158	967	(192)	(108)	9,156

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1,508,500 and $1,082,000 for the three months ended February 28, 2005 and February 29, 2004, respectively, and approximately $5,120,500 and $3,685,000 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $2,283,000 and $1,425,000 for the three months ended February 28, 2005 and February 29, 2004, respectively, and approximately $4,033,000 and $3,588,000 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $347,000 and $430,000 for the three months ended February 28, 2005 and February 29, 2004, respectively, and approximately $1,332,000 and $1,328,000 for the nine months ended February 28, 2005 and February 29, 2004, respectively. Product sales to affiliates are valued at market prices.

6.     COMPREHENSIVE INCOME

The components of comprehensive income for the three- and nine-month periods ended February 28, 2005 and February 29, 2004 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net income	$ 6,460,868	$ 2,038,211	$ 15,619,319	$ 9,155,867
Net foreign currency translation	202,211	161,518	3,838,837	962,421
Hedge loss reclassified into earnings	5,137	5,137	15,410	15,411

Comprehensive income	$ 6,668,216	$ 2,204,866	$19,573,567	$ 10,133,699

Accumulated other comprehensive income (loss) as of February 28, 2005 and May 31, 2004 was $3,526,101 and ($328,146), respectively. The balance, consisting primarily of net gains on foreign currency translation adjustments, has been disclosed in the shareholders’ equity section of the consolidated balance sheets.

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

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. .. . ” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating the impact SFAS No. 151 will have upon adoption but does not anticipate it will have a significant impact on its financial position or results of operations.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”).  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, (SAB 107) Share-Based Payment. SAB 107 expresses the SEC staff’s views on SFAS No. 123(R). SFAS 123(R) and SAB 107 will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS No. 123(R) and whether it will adopt this statement as of the beginning of its next fiscal year (June 1, 2005) or whether it will adopt SFAS No. 123 as of June 1, 2005 and subsequently adopt SFAS No. 123(R) as of September 1, 2005. The Company expects the adoption of SFAS No. 123(R) to have a material impact on its consolidated financial position and statements of income. Should the Company first adopt SFAS No. 123, the adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the quarter ended February 28, 2005 in Note 2 to the consolidated financial statements.

8.     STOCK SPLITS

Immucor distributed a three-for-two stock split, affected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. All share and per share amounts disclosed in this document have been restated to reflect the stock splits described above.

9.     STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no share repurchases during the quarters ended February 28, 2005 and November 30, 2004. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of February 28, 2005.

10.     LITIGATION AND OTHER MATTERS

The Company is subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. Other income (loss) for the nine months ended February 28, 2005 includes a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim that existed as of November 30, 2004. In addition, as reported in a press release issued by the Company on November 2, 2004, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, are the subjects of a criminal investigation by Italian authorities in Milan, Italy centered on the activities of a well-known Italian physician and hospital administrator. The investigation concerns alleged improper cash payments by several companies to the physician in exchange for favorable contract awards by his hospital in Italy. Based on the Company’s internal investigation discussed further below, it does not appear that the Italian subsidiary made any improper payments to the physician in question. However, the doctor rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003, for which he received 13,500 Euros, and the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. On November 1, 2004, the Company self-reported to the Securities and Exchange Commission the potential violation of the Foreign Corrupt Practices Act. On January 21, 2005, the Company submitted to the SEC the findings of its internal investigation (see below for further information) regarding the reported books and records violation and related matters. The SEC has not expressed to the Company any conclusions about the ultimate outcome of its review of the investigation or its potential financial impact on the Company. The investigation by the Italian prosecutor reportedly covers several other companies, which may delay the closure of this matter. No determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

In October 2004, the Company initiated an internal investigation into the matter discussed above regarding its Italian subsidiary. The Company had already identified certain deficiencies in internal control over financial reporting in that subsidiary in connection with its preparation for Sarbanes-Oxley Section 404 internal control assessment, and was in the process of strengthening those internal controls at the time the internal investigation was initiated. That process was accelerated in connection with the internal investigation, and the Company has now undertaken a thorough review of the books and records of the Italian subsidiary. That review identified a number of improperly recorded transactions totaling approximately $0.7 million, of which $0.5 million, $0.1 million and $0.1 million is included in Amortization and other, Selling and marketing, and Cost of sales, respectively, in the Consolidated Statements of Income for the three months ended November 30, 2004. Included in the $0.7 million charge was an estimate of under-accrued value-added taxes owed to the Italian government. Upon further review during the quarter ended February 28, 2005, the Company determined that it had over-accrued for these value-added taxes and therefore recorded a $0.2 million reduction in expenses in Amortization and other in the Consolidated Statements of Income for the three-months ended February 28, 2005.

11.     SALE OF LONG-TERM INVESTMENT

On November 10, 2004, the Company sold its common stock investment in Lionheart Technologies, Inc. (“Lionheart”), a long-term investment which was being accounted for using the cost method and had a carrying value of $770,000 on the date of sale. In exchange, the Company received $1.3 million in cash from the purchaser, Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart. Accordingly, the Company recorded a gain of $530,000 included in the caption, “Other –Net,” in the consolidated income statement for the nine months ended February 28, 2005.

12.     CANCELLATION OF GROUP PURCHASING CONTRACTS

The Company mutually agreed with two group purchasing organizations to cancel supply agreements. The Company’s contracts with Novation and Premier were cancelled effective January 10, 2005 and January 26, 2005, respectively. These cancellations were undertaken for the purpose of increasing prices to the members of each group which occurred simultaneously with each cancellation. These groups contribute approximately $24.9 million in revenues to Immucor annually. These cancellations are also expected to result in the Company paying approximately $0.8 million less in annual administration fees to the groups.

13.     DEFERRED INSTRUMENT COSTS

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, for the quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which related to prior quarters. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

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

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, for the quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which related to prior quarters. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

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

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s current policy, based on historical collection experience, is to provide an allowance of 4% of third-party gross receivables. In addition, any third-party invoices over three years old are provided for in the allowance, as are any third-party invoices over eighteen months old and under $50. At February 28, 2005, the allowance is approximately 4.6% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products which will expire in less than six months are written down to zero in the period in which this expiration threshold is met. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is written down to zero in the period in which the product fails QC testing. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during the nine-month period ended February 28, 2005.

Excess of Cost Over Net Assets Acquired and Other Long-lived Assets

In assessing the recoverability of the Company’s excess of cost over net assets acquired and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. On June 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. On June 1, 2002, The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This SFAS supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.”

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during the nine-month period ended February 28, 2005.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. See Note 2 to the consolidated financial statements for pro forma disclosure of the effect this new standard on the Company’s net income and earnings per share calculations for the three and nine months ended February 28, 2005 and February 29, 2004.

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

On April 25, 2004, the Company obtained FDA clearance to market its high-volume Galileo® instrument designed for the large-sized hospital market in the U.S. The instrument revenue and the related reagent revenue stream are expected to improve gross margins because the instrument requires proprietary reagents developed for automated technology, thus commanding a premium price over traditional reagent products. As of March 31, 2005, the Company has placed 231 Galileo® instruments worldwide, including 38 in North America and 11 in Japan.

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

For the remainder of fiscal 2005 as well as fiscal 2006, the Company’s strategy will continue to focus primarily on improving gross margin and on developing the G3. Gross margin (gross profit as a percent of sales) improved during the quarter ended February 28, 2005 to 63.1% up from 52.9% in the prior year quarter. Gross margin for the nine-month period ended February 28, 2005 increased as well, from 54.7% for the prior year period to 59.0%.

As further discussed below under “Results of Operations,” the improvements in gross margin during the three- and nine-month periods ended February 28, 2005, as compared to the prior year periods, were due to several factors, including:

•	Reagent price increases, attributable in part to the cancellation of supply agreements with two group purchasing organizations in January 2005,

•	Increase in Capture® revenues, driven in part by a changeover in the third quarter from selling Capture® products in kits to selling them by individual components,

•	Increase in instrument revenues due primarily to increased sales of Galileo® instruments as well as higher revenues from instrument service contracts, and

•	Increased manufacturing efficiencies due in part to the consolidation of the manufacture of red blood cell products into the Norcross facility.

The Company expects to achieve continued improvement in gross margin over the remainder of fiscal 2005 as compared to fiscal 2004, primarily as a result of implementation of the following strategic steps:

•	The elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005;

•	The consolidation of the Company’s red cell product manufacturing, previously produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, completed at the end of the fourth quarter of fiscal 2004;

•	Obtaining FDA clearance of the Galileo(R)for marketing in the United States in April 2004; and

•	The cancellation of supply agreements with two group purchasing organizations, one effective January 10, 2005 and the other effective January 26, 2005, in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts.

In regards to fiscal 2006, the Company expects to achieve further gross margin expansion through the following means:

•	Continued penetration of the large-sized hospital markets in Europe, North America and Japan through increased sales of the Galileo® instrument, which in turn, are expected to continue to drive increases in sales of the higher-margin Capture® product line;

•	Further penetration of the small- to medium-sized hospital market through the deployment of the Company’s third generation automated assay instrument, which will use the same reagents as the Galileo® and is expected to result in lower servicing costs;

•	Continued focus on cost containment and reduction through further product elimination and further consolidation of manufacturing and distribution processes; and

•	Increases in reagent prices resulting from those increases effective in fiscal 2005 as well as additional price increases anticipated in fiscal 2006.

As further discussed in Note 10 to the consolidated financial statements, the Company initiated in October 2004 an internal investigation into certain events involving its Italian subsidiary. As described below under Item 4—Controls and Procedures, the Company had already identified certain deficiencies in internal control over financial reporting in that subsidiary in connection with its preparation for Sarbanes-Oxley Section 404 internal control assessment, and was in the process of strengthening those internal controls at the time the internal investigation was initiated. That process was accelerated in connection with the internal investigation, and the Company has undertaken a thorough review of the books and records of the Italian subsidiary. That review identified a number of improperly recorded transactions totaling approximately $0.7 million, of which $0.5 million, $0.1 million and $0.1 million is included in Amortization and other, Selling and marketing, and Cost of sales, respectively, in the Consolidated Statements of Income for the three months ended November 30, 2004. Included in the $0.7 million charge was an estimate of under-accrued value-added taxes owed to the Italian government. Upon further review during the quarter ended February 28, 2005, the Company determined that it had over-accrued for these value-added taxes and therefore recorded a $0.2 million reduction in expenses in Amortization and other in the Consolidated Statements of Income for the three-months ended February 28, 2005.

Liquidity and Capital Resources

As of February 28, 2005, the Company’s cash and cash equivalents balance totaled $21.2 million. Net cash provided by operating activities increased to $19.5 million for the nine months ended February 28, 2005, up $3.9 million from the same period ended February 29, 2004. This increase was primarily driven by higher net income.

For the nine months ended February 28, 2005, $3.3 million of cash was used in investing activities consisting primarily of capital expenditures totaling $4.6 million, partially offset by $1.3 million in proceeds from the November 2004 sale of the Company’s long-term investment in Lionheart Technologies, Inc. The sale of this investment resulted in a gain of $0.5 million which is included in the consolidated statement of income caption, “Other – net” for the nine-month period ended February 28, 2005. The $4.6 million in capital expenditures for the nine-month period ended February 28, 2005 consisted primarily of $2.1 million for Galileo® and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $1.3 million for machinery and equipment upgrades for use primarily at the Company’s Norcross facility, and $1.0 million for computer hardware and software enhancements of the enterprise software system. Planned capital expenditures for fiscal 2005 total approximately $6.3 million.

On December 18, 2003, the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of certain of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility. As of February 28, 2005, there was $7.0 million outstanding on the term loan and none outstanding on the revolver.

Net cash used in financing activities totaled approximately $11.4 million and $11.9 million for the nine months ended February 28, 2005 and February 29, 2004, respectively. The majority of the usage of cash for the current year period is attributable to $8.0 million in stock repurchases, as described more fully below.

The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no share repurchases during the quarters ended November 30, 2004 and February 28, 2005. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of February 28, 2005.

At February 28, 2005 and February 29, 2004, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement and is included with other long-term liabilities on the balance sheet. At February 28, 2005 and February 29, 2004, the Company would have paid approximately $57,000 and $281,000, respectively, to terminate the agreement in the Company’s functional currency. The interest rate swap agreement is guaranteed by the Company. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates in the Company’s Form 10-K for the fiscal year ended May 31, 2004.

As of February 28, 2005, the Company had incurred approximately $1.6 million in professional fees associated with the Italian investigation discussed in Note 10 to the consolidated financial statements. Of this amount, $0.5 million was unpaid and included in Other accrued liabilities in the Company’s Consolidated Balance Sheet as of February 28, 2005. The Company believes that an additional $750,000 in professional fees may be incurred over the remainder of fiscal 2005. Additionally, the Company believes it may incur up to an additional $2.0 million in fiscal 2006 in professional fees and/or other costs related to this investigation. As discussed more fully in Note 10 to the consolidated financial statements, no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances. Accordingly, no provisions for any liabilities that may result upon closure of this matter have been made in the accompanying financial statements, other than the $0.5 million discussed above.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financial arrangements as of February 28, 2005.

Results of Operations

Immucor generated revenues of $38.0 million and $102.7 million, respectively, for the three- and nine-month periods ended February 28, 2005. These revenue results represented respective increases of $10.1 million and $20.4 million over the same fiscal periods in the prior year. Net income for the three- and nine-month periods ended February 28, 2005 totaled $6.5 million and $15.6 million, respectively. These results also compared favorably with those of the same fiscal periods in the prior year.

Diluted earnings per share, totaling $0.14 on 47.6 million weighted average shares outstanding for the three-month period ended February 28, 2005, compared with diluted earnings per share of $0.04 on 47.1 million weighted average shares outstanding in the three-month period ended February 29, 2004. Diluted earnings per share, totaling $0.33 on 47.5 million weighted average shares outstanding for the nine-month period ended February 28, 2005, compared with diluted earnings per share of $0.20 on 46.9 million weighted average shares outstanding in the nine-month period ended February 29, 2004. All share and per share amounts have been adjusted to reflect the three-for-two stock splits affected in the form of 50% stock dividends that were distributed on July 16, 2004 and December 13, 2004.

For the three-month period ended February 28, 2005, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $0.4 million and $0.2 million, respectively, and minimal for net income. For the nine-month period ended February 28, 2005, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $1.6 million and $0.7 million, respectively, and minimal for net income.

Net Sales

Reagent revenues grew to $33.7 million compared to $25.3 million in the prior year quarter, a 33.2% increase. The growth in reagent revenue occurred as a result of traditional reagent price increases in North America, which contributed $5.1 million to the increase, and volume and price increases in proprietary Capture® products. Capture® product sales were $8.0 million versus $5.5 million in the three-month period ended February 29, 2004. Human collagen sales were $0.8 million during the quarter. There were no sales of collagen in the corresponding prior year period. Sales of instruments were $3.5 million in the third quarter of 2005 compared to $2.6 million in the third quarter of 2004. Instrument revenues grew in part due to higher service contract revenue as a result of new placements under service contracts, as well as increases in service contract pricing. These increases were partially offset by the impact of the application of EITF Issue No. 00-21 during the quarter ended February 28, 2005. The accounting treatment mandated by this pronouncement resulted in a reduction of quarterly instrument revenues of $1.1 million which will be recognized as additional revenue in future periods.

For the nine-month period ended February 28, 2005, reagent revenues increased $15.4 million (or 20.5%) over the prior year period. This growth for the year-to-date period was attributable to the same reasons as outlined above for the quarterly period, with traditional reagent price increases in North America contributing $8.4 million to the overall increase. For the nine-month period ended February 28, 2005, Capture® product sales were $21.0 million as compared to $16.0 million for the same period in fiscal 2004. Human collagen sales contributed $2.3 million to the year-to-date revenue increase. Instrument revenues for the nine-month period ended February 28, 2005 totaled $9.9 million as compared to $7.2 million in the prior year period, the increase resulting from the same reasons for the quarter-over-quarter increase.

Gross Margin

The gross margin on traditional reagents for the quarter ended February 28, 2005 benefited from the price increases discussed above, increasing to 65.6% for the current quarter from 54.2% for the prior year quarter. The gross margin on Capture® products was 82.9% for the current quarter, compared with 75.6% in the prior year quarter. Capture® gross margin was favorably impacted by a changeover from selling the products in kits to selling the individual components – an operational change which resulted in increases in both volume and price. The gross margin on human collagen sales was 29.9% during the quarter. The gross margin on instruments, including the impact of the cost of providing service was 6.4% for the current quarter, compared to a negative 3.7% for the same quarter last year. Instrument gross margin benefited from higher service contract revenue but was adversely affected by the application of EITF Issue No. 00-21 as discussed above. As more fully discussed in Note 13 to the consolidated financials, in the quarter ended February 28, 2005 the Company also changed how it was accounting for the costs of instruments under third-party leasing arrangements and, as a result, recorded additional cost of sales of approximately $327,000.

The gross margin on traditional reagents for the nine-month period ended February 28, 2005 was 60.2% as compared to 56.2% for the same period in the prior year. The improvement in the year-to-date traditional reagent gross margin was due primarily to the price increases discussed above, partially offset by higher regulatory costs in the first quarter of fiscal 2005 to support CE-marking in Europe. The gross margin on Capture® products improved to 79.4% from 74.3% in the prior nine-month period, primarily attributable to the same reasons as outlined above for the quarterly period. The gross margin on human collagen sales was 28.4% during the nine months ended February 28, 2005. The gross margin on instruments was 14.3% as compared to 2.8% in the nine-month period in the prior year, benefiting from higher service revenue as discussed above.

Operating Expenses

Research and development expenses were $1.1 million in the third quarter, slightly less than those recorded in the prior year quarter. For the nine-month period ended February 28, 2005, the Company spent $3.3 million as compared to $2.6 million in the prior year period. Spending on the development of the new third generation instrument targeted for the small- to medium-sized hospital market (the “G3”) was $0.4 million and $1.3 million, respectively, for the three- and nine-month periods ended February 28, 2005. In these same periods in the prior year, only $0.3 million and $0.8 million, respectively, were spent on the G3.

Selling and marketing expenses increased $1.2 million and $1.8 million, respectively, over the three- and nine- month periods ended February 29, 2004, but decreased as a percentage of sales for both periods. This decrease as a percentage of sales was due primarily to higher period-over-period sales as discussed more fully above.

Distribution expenses for the three- and nine-month periods ended February 28, 2005 decreased by $0.3 million and by $0.6 million, respectively, compared to the same periods ended February 29, 2004, primarily benefiting from the consolidation of the manufacture of red blood cell products into the Norcross facility. The quarter ended August 31, 2004 was the first quarter in which the Company’s red blood cell manufacturing was fully consolidated into the Norcross facility during the entire quarter.

General and administrative expenses for the three- and nine-month periods ended February 28, 2005, rose approximately $3.0 million and $4.5 million, respectively over the same periods ended February 29, 2004. The quarter and year-to-date increases were attributable primarily to higher legal fees due mainly to the Italian investigation as discussed more fully above in Note 10 to the consolidated financial statements. Higher audit and tax fees, due in part to Sarbanes-Oxley Section 404 internal control assessment, also contributed $0.9 million and $1.0 million to the overall rise in these expenses for the quarter and year-to-date, respectively.

Amortization and other expenses for the nine-month period ended February 28, 2005 include a $0.5 million charge related to improperly recorded transactions on the Company’s Italian subsidiary’s books. See Note 10 to the consolidated financial statements.

Interest Expense

Interest expense decreased $0.3 million over the nine-month period ended February 29, 2004 due primarily to reduced levels of long-term debt at more favorable interest rates. Interest expense increased slightly over the three-month period ended February 29, 2004 due to interest paid by the Company’s Italian subsidiary on delinquent value-added tax uncovered by the Company’s internal investigation as discussed more fully in Note 10 to the consolidated financial statements.

Other Income (Expense)

Other income, net, for the nine-month period ended February 28, 2005, primarily reflects a $0.5 million gain on the sale of the Company’s long-term investment in Lionheart Technologies, Inc. in November 2004, as well as a net gain on foreign currency transactions. These gains were partially offset by a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim that existed as of November 30, 2004 and a $0.3 million charge associated with the buyout of a distribution agreement in the first quarter of fiscal 2005. Other income, net, for the three-month period ended February 29, 2004, reflects a charge of $0.9 million in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility.

Income Taxes

The provision for income taxes rose $2.5 million and $4.4 million from the three- and nine-month periods ended February 29, 2004, primarily due to higher pre-tax income. State tax rates are estimated to be higher as the Company refines its state tax structure. The increase in the provision for the three- and nine-month periods ended February 28, 2005 was partially offset by a benefit for a research and development tax credit for the current fiscal year as well as the prior three fiscal years. This credit totaled approximately $580,000, of which the Company has adequately reserved at February 28, 2005.

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

As discussed above under Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview, during the nine-month period ended February 28, 2005, the Company identified certain deficiencies in the internal control over financial reporting in the Company’s Italian subsidiary. These deficiencies related to the subsidiary’s procedures for recording and verifying certain transactions, which were managed by a single employee who is no longer with the Company or the subsidiary. At the Company’s direction, the subsidiary replaced this individual, hired a finance manager, and implemented a system of verifying and documenting transactions. The Company believes that these efforts have corrected any material weaknesses or significant deficiencies in the internal control over financial reporting in the Italian subsidiary.

Other than as described in the preceding paragraph, there were no significant changes in the Company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is subject to various claims and contingencies related to lawsuits and other matters arising out of the normal course of business. As reported in a press release issued by the Company on November 2, 2004, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, are the subjects of a criminal investigation by Italian authorities in Milan, Italy centered on the activities of a well-known Italian physician and hospital administrator. The investigation concerns alleged improper cash payments by several companies to the physician in exchange for favorable contract awards by his hospital in Italy. Based on the previously-reported internal investigation into this matter initiated by the Company, it does not appear that the Italian subsidiary made any improper payments to the physician in question. However, the doctor rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003, for which he received 13,500 Euros, and the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. On November 1, 2004, the Company self-reported to the Securities and Exchange Commission the potential violation of the Foreign Corrupt Practices Act. On January 21, 2005, the Company submitted to the SEC the findings of its internal investigation (see below for further information) regarding the reported books and records violation and related matters. The SEC has not expressed to the Company any conclusions about the ultimate outcome of its review of the investigation or its potential financial impact on the Company. The investigation by the Italian prosecutor has been expanded to several other companies; this expansion may delay the closure of this matter. No determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with those circumstances.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its Common Stock during the quarter ended February 28, 2005. As of February 28, 2005, an aggregate of 1,002,750 shares of Common Stock remain available for repurchase under the Company’s stock repurchase programs.

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

IMMUCOR, INC.
(Registrant)

Date: April 8, 2005                                           By:   /s/ Edward L. Gallup
Edward L. Gallup, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: April 8, 2005                                           By:   /s/ Steven C.Ramsey
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