Form 10-Q/A
period 2005-02-28
IMMUCOR INC
filed 2005-07-05
CIK 736822

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

Explanatory Note

Immucor, Inc. is filing this amendment to its report on Form 10-Q for the fiscal quarter ended February 28, 2005 for the sole purpose of correcting a typographical error. Specifically, the column heading on the first page of the Consolidated Balance Sheets had been shown as “November 30, 2004", instead of as “February 28, 2005.” This error has been corrected through this amendment.

Except as expressly stated herein, this Form 10-Q/A does not modify or update any of the disclosures contained in the original filing to reflect any events that occurred at a later date.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2005 (Unaudited)	May 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 21,226,488	$ 15,697,082
Accounts receivable, trade (less allowance for doubtful accounts of $1,738,759 at
February 28, 2005 and $1,330,305 at May 31, 2004)	36,084,989	26,533,796
Other receivables	896,797	1,235,748
Inventories	21,519,342	20,160,858
Income taxes receivable	2,463,261	1,102,198
Deferred income taxes	1,611,934	1,545,493
Prepaid expenses and other	1,449,511	2,347,906

Total current assets	85,252,322	68,623,081

LONG-TERM INVESTMENT	-	770,000

PROPERTY, PLANT AND EQUIPMENT - Net	23,636,196	22,846,358

DEFERRED INCOME TAXES	504,908	504,908

DEFERRED LICENSING COSTS - Net	978,882	1,225,530

CUSTOMER LIST - Net	1,161,250	1,225,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	29,250,871	28,192,198

OTHER ASSETS - Net	565,197	1,029,752

	$ 141,349,626	$ 124,416,827

See notes to consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS (continued)

	February 28, 2005 (Unaudited)	May 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$ 318,844	$ 146,765
Current portion of long-term debt	4,040,913	5,043,450
Current portion of capital lease obligations	316,837	652,363
Accounts payable	5,040,741	8,116,645
Income taxes payable	362,595	205,495
Accrued salaries and wages	2,060,879	1,574,758
Deferred income taxes	579,290	439,271
Other accrued liabilities	7,778,072	4,183,648

Total current liabilities	20,498,171	20,362,395

BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS - Net of current portion	-	146,610

LONG-TERM DEBT - Net of current portion	3,102,234	6,121,751

CAPITAL LEASE OBLIGATIONS - Net of current portion	1,228,018	947,577

DEFERRED INCOME TAXES	2,870,746	2,763,243

OTHER LIABILITIES	2,270,751	1,122,152

SHAREHOLDERS' EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; 45,428,338 and
45,264,517 issued and outstanding at February 28, 2005 and May 31, 2004,
respectively	4,542,834	4,526,452
Additional paid-in capital	31,734,125	32,798,741
Unearned compensation	10,030	-
Retained earnings	71,566,616	55,956,052
Accumulated other comprehensive income (loss)	3,526,101	(328,146)

Total shareholders' equity	111,379,706	92,953,099

	$ 141,349,626	$ 124,416,827

See notes to consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: July 5, 2005 By:	/s/ Edward L. Gallup Edward L. Gallup, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: July 5, 2005 By:	/s/ Steven C.Ramsey Steven C. Ramsey, Vice President - Chief Financial Officer and Secretary (Principal Accounting Officer)