Form 10-K
period 2005-05-31
IMMUCOR INC
filed 2005-10-19
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3130 GATEWAY DRIVE, P.O. BOX 5625 Norcross, Georgia	30091-5625 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code, is (770) 441-2051

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

YES     X                 NO

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     X                 NO

As of September 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,235,447,035, based upon the closing price on the Nasdaq National Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of September 30, 2005, there were 45,581,791 shares of common stock outstanding.

2           IMMUCOR, INC. ANNUAL REPORT 2005

PART I

Item 1. — Business.

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

Background and Developments during Fiscal Year 2005

New Pricing Strategies.   On December 9, 2004, the Company announced the cancellation of its contracts with two of its purchasing groups — Novation and Premier — effective January 10, 2005 and January 26, 2005 respectively. In conjunction with these cancellations, a new tier standardized pricing structure was launched and was applicable to all customers who were not members of group purchasing organizations (including former Novation and Premier customers). An additional four purchasing group contracts have been converted to the standardized pricing structure as of August 1, 2005. The remaining two purchasing group contracts will expire in fiscal 2007 – one on July 31, 2006 and one on December 31, 2006 – and are expected to also be converted to the standardized pricing structure. Also in the third quarter of fiscal 2005, the Company converted from selling Capture products in kits to selling them as individual components. As a result of implementation of these combined strategies, the Company achieved a sizable increase in year-over-year revenues for fiscal 2005, and expects to achieve further revenue gains due to the year-over-year impact of the cancellation of group purchasing contracts and their subsequent conversion to standardized pricing, as well as the year-over-year impact of selling Capture products as individual components.

Galileo Further Market Penetration.   On June 21, 2005, the Company announced that it had entered a long-term agreement with Canadian Blood Services for the purchase of five Galileo instruments along with related reagents. Canadian Blood Services manages the blood supply in all provinces and territories in Canada outside of Quebec. Demand for the Company’s Galileo high volume instrument continued to be robust in the European market and continued to build, as well, in the U.S. and Japanese markets. As of May 31, 2005, 250 Galileos had been placed worldwide: 191 in Europe, 57 in North America, and 2 in Japan.

Third Generation Instrument Design Progression.   At the American Association for Clinical Chemistry convention held in July 2005, the Company presented a prototype of its new third generation instrument, the Galileo Echo™. Development of this instrument has further progressed during fiscal 2005. In accordance with the terms of the manufacturing agreement, the Company issued a purchase order for 100 units upon acceptance of the engineering model in late fiscal 2005. The Company plans to launch the instrument in Europe in the summer of 2006. The Galileo Echo™ is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The Company believes the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of its customers (which number approximately 5,000 to 6,000 worldwide), to which the Company’s ABS2000 instrument is currently marketed. The cost of development totaled $0.8 million and $1.6 million in fiscal 2004 and fiscal 2005, respectively, and is expected to total approximately $2.0 million in fiscal 2006.

Japanese Joint Venture Formation.   On April 22, 2005, the Company announced that it had entered into discussions with Kainos Laboratories, Inc., the distributor of Immucor products in Japan, about the possibility of structuring Kainos’ blood banking business as a joint venture between Immucor and Kainos. The agreement to form the joint venture was announced by the Company on June 20, 2005. The transaction was fully consummated on July 5, 2005, with Immucor and Kainos owning 51% and 49%, respectively, of Immucor-Kainos, Inc. — the newly-formed joint venture company that is now Immucor’s distributor in Japan. Immucor paid Kainos approximately $4.2 million for its initial 51% interest in the joint venture company, and will buy the remaining 49% interest at a later date for approximately the same price. Kainos has agreed to provide certain services to the joint venture company. The Company believes the formation of this joint venture is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.

Outside Director Addition.   On April 25, 2005, the Company announced that Hiroshi (Hiro) Hoketsu had agreed to join Immucor’s Board of Directors effective immediately. Mr. Hoketsu has extensive health care experience, having been in the industry since 1967. His most recent position was President of Ortho-Clinical Diagnostics, K.K. in Japan; a responsibility he held from 1981 until his retirement in 2002. Mr. Hoketsu was instrumental in taking Ortho-Clinical Diagnostics direct in the blood banking market in Japan in 1985 and in growing their market share to a leadership position.

Stock Splits.   Immucor implemented two three-for-two stock splits in fiscal 2005, increasing the number of shares of common stock by 25,128,319 shares during the year. The stock splits were the sixth and seventh for the Company since its initial public offering in December 1985. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the impact of the above stock splits.

                                                                                                                                                                                                                RESULTS         3

Sale of Long-term Investment.   On November   16, 2004, the Company announced that it had sold its investment in Lionheart Technologies, Inc. (“Lionheart”), a long-term investment which was being accounted for using the cost method and had a carrying value of $770,000 on the date of sale. In exchange, the Company received $1.3 million in cash from the purchaser, Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart. As a result, the Company recorded a gain of $530,000.

Share Repurchase.   The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. During the year ended May 31, 2005, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. An aggregate of 1,002,750 shares remain available for repurchase under the program.

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

The Company believes that the worldwide market for traditional blood bank reagents is approximately $500 to $600 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach approximately $1 billion. Therefore, the introduction of labor saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. The Company anticipates that automation will increase the available market for traditional and automated reagents to approximately $1 billion while decreasing the overall cost of blood testing by reducing the labor component by approximately $500 million.

Strategy

Immucor is focused on increasing worldwide market share in the next one to three years with a focus on the United States, Western Europe and Japan. The Company’s strategy is to further strengthen its competitive position in the blood bank testing market by restructuring the market through automation of the transfusion laboratory and to firmly establish Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

Maximize Instrument Placements.   The Company’s strategy is to strengthen its leadership position in the automation of blood bank testing by continuing to expand its base of installed instruments. To facilitate instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities. The Company utilizes a “razor/razorblade” business model. The Company’s instruments are designed to operate with the Company’s proprietary reagents. Therefore, once a customer procures an instrument from the Company, the customer is likely to continue to purchase proprietary reagents from the Company for use with the instrument on a going-forward basis. In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

4           IMMUCOR, INC. ANNUAL REPORT 2005

Align Prices with Costs and Promote Customer Loyalty.   In the past, reagent manufacturers were faced with increased costs of manufacturing while, during the same period, market prices for blood bank products decreased. Recently, the Company has taken steps to increase its prices to align them with its costs. In fiscal 2005, the Company began implementation of its new pricing strategy to ultimately convert all major group purchasing contracts to standardized tier pricing. In the third quarter of fiscal 2005, the Company also converted from selling Capture products in kits to selling them as individual components for the purpose of increasing overall pricing. The Company has also recently implemented a Customer Loyalty Program, which is intended to promote higher volumes of sales, while partially shielding the Company’s more loyal customers from the effects of price increases. The Company expects these pricing adjustments will continue to have significant favorable impact on the Company’s financial performance while adding only slightly to the cost of a patient transfusion.

Maximize Revenue Stream Per Instrument Placement.   Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor’s family of blood bank testing systems operates exclusively with the Company’s proprietary reagent lines and Capture technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per instrument placement is $20,000 to $100,000, depending on facility testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing reagent usage per placement.

Develop New and Enhanced Products.   Immucor continually seeks to improve existing reagent products and develop new reagent products to enhance its market share and improve gross margins. The Company has successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the second-generation Galileo automated analyzers, all of which operate exclusively with Immucor’s proprietary solid phase Capture assays.

Proprietary Technology Platform

Under traditional agglutination blood testing techniques, the technologist mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. However, when the mixture remains in a fluid state, it is sometimes difficult for the technologist to determine whether a positive reaction has occurred, as very weak reactions are sometimes difficult for the technologist to determine.

Due to the critical importance of matching patient and donor blood, testing procedures, using agglutination techniques, are usually performed manually by highly educated technologists. Depending on the manual test method used (as well as the technical proficiency of the person performing the test), the process can take from 30 minutes to one hour, and if the test results are ambiguous the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing. Based on industry sources, the Company believes that labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes that its solid phase blood testing system improves test results and reduces the time necessary to perform certain blood testing procedures related to the transfusion of blood and blood components.

Solid Phase Technology.   In the Company’s proprietary solid phase blood test system, one of the reactants (either an antigen or an antibody) is applied or bound to a solid support, such as a well in a microtitration plate. During testing, the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase (the bound reactant). The binding of the fluid reactants into the solid phase occurs rapidly and results in clearly defined test reactions that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Based on results obtained with Capture-P, Capture-R, Capture-CMV, Capture-S and the Company’s ongoing research, the Company believes that solid phase test results, in batch test mode, can generally be obtained in substantially less time than by existing techniques.

Immucor has obtained FDA clearance for sale of five test systems using its solid phase technology: a Platelet Antibody Detection System, Capture-P; a Red Cell Antibody Detection System, Capture-R, Capture-R Select, used for antibody screening, identification, phenotyping, crossmatching and in the weak D test, and two Infectious Disease Tests, Capture-CMV and Capture-S. In these test systems (all with the exception of Capture-R Select), antigens are applied and bound to the surface of a small well in a plastic microtitration plate, and patient or donor serum or plasma is placed in the well. After the addition of special proprietary indicator cells manufactured by Immucor, positive reactions indicating the presence of blood group antibodies adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button.

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

                                                                                                                                                                                                                RESULTS         5

The following table sets forth the products sold by or exclusively for the Company, most of which are manufactured by or exclusively for the Company.

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen’s blood group as either A, B, AB or O.
Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.
Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine crossmatching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.
Reagent Red Blood Cells	Detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.
Rare Serums	Detect the presence or absence of rare red cell antigens.
Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.
Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.
Monoclonal (Hybridoma) Antibody-based Reagents	Detect and identify ABO and other antigens on red blood cells.
Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.
Fetal Bleed Screen Kit	Used to detect excessive fetal-maternal hemorrhage in Rh-negative women.
Capture-P	Used for the detection of platelet antibodies.
Capture-R	Used to detect and identify unexpected blood group antibodies.
Capture-CMV	Used for the detection of antibodies to cytomegalovirus.
Capture-S	Used for the detection of antilipid antibodies for syphilis screening.
Capture-R Select	Used for antibody screening, identification, phenotyping, crossmatching and in the weak D test.

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

ABS2000: Fully Automated Blood Bank System.   This automated, “walk-away” blood bank analyzer uses Immucor’s proprietary Capture reagent product technology to perform blood bank patient testing and is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly-owned subsidiary of Lionheart Technologies, Inc.

ROSYS Plato: Microplate Liquid Handler and Sample Processor.   The system provides medium sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates and also uses Immucor’s proprietary solid phase Capture assays.

GALILEO: High Volume Microplate Processor.   The system provides hospitals, clinical reference laboratories and blood donor centers a fully automated solution to perform all the routine blood bank tests including blood grouping, antibody screening, crossmatch and antibody identification. A high throughput instrument, Galileo can process up to 224 different samples at once. The Galileo uses Immucor’s proprietary Capture reagent product technology and is manufactured exclusively for Immucor by Stratec.

Multireader Plus: Microplate Reader.   This semi-automated spectra photometric microtitration plate reader reads and interprets test results of Immucor’s proprietary Capture products. Together with the ROSYS Plato, the Multireader Plus completes a semi-automated blood bank system ideally suited for blood donor centers, large hospital transfusion laboratories and large reference laboratories.

6           IMMUCOR, INC. ANNUAL REPORT 2005

Laboratory Equipment.   Immucor also distributes laboratory equipment designed to automate certain blood testing procedures and used in conjunction with the Company’s Capture product.

Collagen

In March 2003, Immucor, Inc signed a development agreement for the production of human collagen mesh with Inamed Corporation (Nasdaq: IMDC), a global healthcare company and the market leader in the popular dermal filler market. Under terms of the agreement, Gamma Biologicals, Inc. (“Gamma”), a wholly owned subsidiary of Immucor, optimized the manufacturing process for the production of a human collagen raw material for Inamed. Production of collagen began in fiscal 2004 with the first shipment in May 2004. Gamma also produces NouriCel®, a by-product of human collagen.

Products Under Development

Immucor continually seeks to improve its existing products and to develop new ones in order to enhance its market share. Prior to their sale, any new products will require licensing or pre-market approval by the FDA. The Company employs several persons in the U.S. whose specific duties are improving existing products and developing new products for the Company’s existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation and solid phase technology and in several other areas that may also be useful in connection with the development of these products. For the fiscal years ended May 31, 2005, 2004 and 2003, the Company spent approximately $4.5 million, $3.7 million and $2.1 million, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company’s ability to meet the needs of its customers.

Blood Bank Automation.   The Company has identified the need for a fast, lightweight, fully automated instrument, and on January 19, 2004, entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of such an instrument. This third generation assay instrument, Galileo Echo™, is targeted to serve the small- to medium-sized hospital market, the largest segment of the Company’s customers, numbering approximately 5,000 to 6,000 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The Galileo Echo™ is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The cost of development totaled $0.8 million and $1.6 million in fiscal 2004 and fiscal 2005, respectively, and is expected to total approximately $2.0 million in fiscal 2006. The Company accepted the manufacturer’s engineering model in fiscal 2005, whereupon the Company was deemed to issue a purchase order for 100 units. In accordance with the November 2004 amendment to the instrument purchase agreement, once the last of these units have been received the Company will be deemed to issue a purchase order for an additional 100 units. There is no minimum purchase requirement to maintain exclusivity. The Company expects to launch the instrument in Europe in the summer of 2006.

Additional Solid Phase Applications.   The Company plans to continue to develop and refine its patented solid phase technology. The Company has developed a new Capture product, Capture-R Select. This new product is a screening test for the detection of weak D antigens on donor red cells that has been available to Galileo customers in Europe, and became available to the U.S. market when the Galileo was approved by the FDA. Capture-R Selectuses an anti-human RBC specific monoclonal to immobilize unwashed human red blood cells. It has been developed for use on the Galileo for antibody screening, antibody identification, phenotyping, crossmatching and in the weak D test. The anti-human RBC specific monoclonal is grown at the Company’s Houston facility.

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

Kiwi Ingenuity Limited Technology Licensing Agreement.   In July 2005, the Company signed a comprehensive technology licensing agreement with Kiwi Ingenuity Limited (“Kiwi”) to use Kiwi’s KODE™ technology platform to create a quality control system for blood group typing. Kiwi Ingenuity Limited, in association with the Auckland University of Technology Biotechnology Research Institute, has developed a range of KODE™ technology platforms which allow for the attachment of molecules to the outside of cells, thereby resulting in a quality control system for blood grouping. The Company expects to be able to offer its customers heightened assurance as to the accuracy of test results by incorporating Kiwi’s technology into the Company’s products.

                                                                                                                                                                                                                RESULTS         7

Marketing and Distribution

Immucor’s potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 2% of the Company’s current annual sales volume. The Company believes there is a slight amount of seasonality to its sales activity as fewer donations and elective surgical procedures are performed in its first quarter (June-August) and third quarter (December-February). There is no material backlog of reagent revenues. At May 31, 2005, the Company had a backlog of installed but unrecorded instrument sales of approximately $5.4 million. Additionally, as of May 31, 2005, the Company had received unrecorded instrument purchase orders from customers totaling $1.1 million.

The Company believes that it and Ortho Clinical Diagnostics are the only two companies offering a complete line of blood banking reagents in the U.S. The Company believes it is now the market leader in North America and seeks to continue to increase its worldwide market share through the use of its experienced direct sales force and through the expansion of its product line to offer customers a full range of products for their reagent needs. The Company believes it can increase its market share by marketing products based on its blood bank automation strategy and solid phase technology.

The Company markets and sells its products to its customers directly through 124 sales, marketing and support personnel employed by the Company in the U.S., Canada, Germany, Portugal, Italy, Spain, and Belgium. In addition, the Company utilizes 12 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and/or individuals with previous success in laboratory instrument reagent sales. In operating as a systems-oriented organization, the Company conducts extensive capital sales training of its sales force and specialized capital sales representatives. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers are invited to hear the latest developments in the field.

The Company also markets its products internationally through distributors located throughout the world. For the fiscal years ended May 31, 2005, 2004 and 2003, the Company had foreign net sales, including net domestic export sales to unaffiliated customers, of approximately $53.4 million, $44.9 million and $38.4 million, respectively. These sales accounted for approximately 36.9%, 39.9% and 38.9% of the Company’s total net sales for the respective fiscal years. During the years ended May 31, 2005, 2004 and 2003, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $6.9 million, $4.9 million and $4.8 million, respectively. Most of the Company’s foreign sales occurred in Europe and Canada where the Company maintains subsidiaries. The Company’s German operations made net export sales to unaffiliated customers of approximately $5.5 million, $4.9 million and $3.1 million for the years ended May 31, 2005, 2004, and 2003, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $1.9 million, $2.2 million and $2.2 million for the years ended May 31, 2005, 2004 and 2003, respectively.The Company’s Italian operations made sales in Italy of $12.6 million, $9.6 million, and $7.6 million for the years ended May 31, 2005, 2004, and 2003, respectively. Please refer to Note 14 to the consolidated financial statements for revenue and profit information for each of our last three fiscal years attributable to the different geographic areas in which the Company does business. Revenue is allocated by geographic area based on the subsidiary from which the sale originates. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. For the year ended May 31, 2005, foreign net sales increased $2.5 million due to the exchange fluctuation of the Euro. Since the end of the fiscal year, the Euro has remained relatively constant against the dollar for the four months ended September 30, 2005 and exchange fluctuations had little affect on foreign net sales.

Suppliers

The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Bio-Tek Instruments, Inc. for the ABS2000 and the Galileo Echo™ (our third-generation automated assay instrument currently in development), Stratec Biomedical AG for the Galileo, (see Note 11 to the consolidated financial statements) and Celliance, Ltd. (formerly Serologicals, Inc.), the joint manufacturer of some of the Company’s monoclonal antibody-based products (see Note 8 to the consolidated financial statements). The Company believes that its business relationship with its suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

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

8           IMMUCOR, INC. ANNUAL REPORT 2005

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

In March 2005, the FDA inspected the Immucor, Inc. facility in Norcross, Georgia and reported two minor observations. The Company responded to the observations in May 2005. In February 2005, the FDA inspected the Gamma Biologicals, Inc. facility in Houston, Texas and reported eight minor observations. The Company responded to these observations on May 2, 2005. The FDA routinely verifies company commitments during the next inspections.

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

In 2003, all Immucor manufacturing facilities worldwide were issued certification or certification renewal to the ISO 13485: 1996 standard for its quality management systems. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as Europe and Canada. Efforts are ongoing at each site for successful transition and certification to the next revision of the standard, ISO 13485:2003. In addition, to continue marketing its products to the European Union, the Company is required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE mark on Company products that allows products free access to all countries within the European Union. The Company successfully completed certifications for CE marking all products manufactured for the European market.

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

Immucor’s solid phase technology, including patent rights, was acquired from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement entered into on March 11, 1983, and amended in 1985 and 1987. In 1987, one of the researchers joined the Company as Director of Research and Development to continue to develop new products using the solid phase technology. The agreement terminates on August 26, 2006; the date on which the last patent issued on the technology expires. The Company has agreed to pay the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology. For the fiscal years ended May 31, 2005, 2004 and 2003 the Company paid royalties of approximately $523,000, $451,000, and $463,000 under this agreement. See Note 10 to the consolidated financial statements.

The Company has registered the trademark “Immucor” and several product names, such as “ABS2000”, “ImmuAdd”, “Capture”, “Capture-P”, “MCP”, “Capture-R”, “Ready-Screen”, “Ready-ID”, “Capture-CMV” and “Galileo”. Dominion Biologicals, Limited has registered the trademark “NOVACLONE”. Gamma Biologicals, Inc. has registered the trademark “Gamma.”

                                                                                                                                                                                                                RESULTS         9

Through the acquisition of the BCA blood bank division of Biopool International, Inc. (now known as Trinity Biotech Manufacturing Ltd.), the Company acquired several registered trademarks but produces only one of the products with the registered trademark “RESt”. The Company continues to distribute four products manufactured by Trinity Biotech Manufacturing Ltd.

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

The Galileo instrument was introduced to the major European countries starting in June 2002. Throughput for the routine battery of tests is 70 per hour. This is very important to the European market, since in most cases the laboratories are open for one shift only and the testing is condensed into an eight-hour period versus a 24-hour period in the United States. The Company believes that none of the instruments marketed by its competitors can approach the speed of the Galileo. The Company believes that the instrument speed gives Galileo the advantage in the U.S. market as well. The Company received FDA clearance to market the Galileo in the United States in April 2004.

In June 2003, Ortho-Clinical Diagnostics announced that its Micro Typing Systems subsidiary received FDA clearance to begin marketing the Ortho ProVue™. Throughput for ABO/Rh and antibody screening is believed to be eight to ten tests per hour and is to be used in conjunction with the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. The Company believes that the only Immucor instrument with which the ProVue™ competes directly is the ABS2000. Immucor management believes the ABS2000’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen offers the customer significant price savings over the ID-Micro Typing™ Gel Test™ required for the ProVue™.

Olympus America Inc. has developed an automated analyzer for the blood donor market. The instrument, known as the PK7200, has been on the market for a number of years. The instrument performs only ABO/Rh testing and does not perform antibody screening. The Olympus instrument users currently must dilute ABO and Rh reagents for the machine’s use. Gamma has developed diluted ready-for-use reagents for Olympus and has received clearance from the FDA for the last of these reagents in late fiscal 2003. Olympus has begun the conversion of their customers to the diluted ready-for-use reagents. Management does not believe the Olympus diluted reagents or the Olympus PK7200 instrument will have an adverse effect on the Company’s revenue or instrument strategy in North America.

On July 28, 2005, Olympus America Inc. received approval to market the Tango, a fully automated instrument to perform ABO/Rh and antibody screening. The Tango was developed by Biotest AG and will be distributed by Olympus in the U.S. market. The Company believes the Tango has been sold in Europe and other markets by Biotest AG for over eight years, during which time approximately 100 units have been placed. The Company does not believe the Tango or its successor, the Tango Optima, will be available in the U.S. until the fourth quarter of calendar year 2005 at the earliest.

Biotest AG, a German pharmaceutical and diagnostic company, presently has FDA licenses for six reagent products, as well as the special reagents utilized by the Tango. The Company believes it will take between 18 to 24 months for Biotest to have a complete line of traditional reagents. Since the product line is incomplete, there is no evidence that Biotest will be in a position, in the near term, to market a complete viable commercial product line.

Diamed, a Swiss company, markets in Europe the Walk Away Diana instrument that is manufactured by Grifols, a Spanish company. This system utilizes Diamed’s proprietary gel cards and is the same instrument that is marketed as the ProVue™ by Ortho-Clinical Diagnostics in the United States.

Both Biotest and Diamed have been established longer than the Company and may have greater financial and other resources than the Company. Additionally, Diamed has a larger global market share than the Company. However, the Company believes that it is well positioned to compete favorably in the blood bank business principally because of the completeness of its product line, quality and price of its products, the sale of innovative products such as blood bank automation, the Company’s Capture products (see Reagents, and Instruments and Instrument Systems), continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff.

10           IMMUCOR, INC. ANNUAL REPORT 2005

Ortho-Clinical Diagnostics also competes in the European instrument market with the AutoVue instrument. Throughput for ABO/Rh and antibody screening is approximately 25 tests per hour. The system utilizes Ortho gel cards. Immucor management believes the ABS2000’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen offers the customer significant price savings over the use of gel cards.

Employees

At May 31, 2005, the Company and its subsidiaries had a total of 526 employees. The Company had 355 full-time employees in the U.S., of whom 44 were in sales and marketing, 264 were in manufacturing, research and distribution, and 47 were in administration. In Germany, Portugal, Italy, Spain, Canada, and Belgium, the Company had 171 full-time employees, of whom 80 were in sales and marketing, 64 were in manufacturing, research and distribution, and 27 were in administration.

The Company has experienced a low turnover rate among its technical and sales staff. There are no Company employees that are represented by a union. The Company considers its employee relations to be good.

Available Information

Immucor files reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the “1934 Act”) with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, information may also be accessed at the Commission’s Internet site (http://www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. Electronic versions of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may also be accessed through the Company website at www.immucor.com under “About Us/Investor Information/SEC Filings”. All such reports are available through the Company’s website free of charge.

Item 2. — Properties.

The Company leases approximately 158,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories and manufacturing facilities. Rent charges for the fiscal year ended May 31, 2005 were approximately $870,000. The term of the lease is for an eleven-year period ending June 2016 with a right to renew for an additional five years. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing.

In Germany, the Company leases 2,300 square meters near Frankfurt. Rent expense for the fiscal year ended May 31, 2005 totaled approximately $258,000. The term of the lease in Germany is through April 2009. In Italy, rent expense for the fiscal year ended May 31, 2005 totaled approximately $127,000 for 850 square meters. The Company has five separate lease agreements for the facility in Italy with terms expiring between April 2006 and November 2007. In Portugal, the Company leases 110 square meters of office space and rent expense for the fiscal year ended May 31, 2005 was approximately $23,000. In Spain, the Company leases 314 square meters of office space and rent expense for the fiscal year ended May 31, 2005 was approximately $59,000. In Belgium, the Company owns land and an 880 square meter building subject to a first lien mortgage. In Canada, the Company owns a 15,000 square foot building on approximately one acre of land. The Company believes all of its facilities and lease terms are adequate and suitable for the Company’s current and anticipated business for the foreseeable future.

Item 3. — Legal Proceedings.

As previously reported by the Company in a November 2004 press release and in subsequently-filed SEC periodic reports, our Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, became the subjects of a criminal investigation in Milan, Italy. The investigation centers on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. This development prompted us to initiate an internal investigation, which was conducted by the Audit Committee of the Board of Directors. The internal investigation determined that the physician rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003; the Company paid the physician 13,500 Euro in April 2004 for those services; and the payment was not improper. However, the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. In November 2004 we voluntarily reported this violation to the SEC. The internal investigation also addressed six payments to another physician in 1998, 1999 and 2000 totaling approximately $47,000. Based on the investigation it appears those payments may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.

                                                                                                                                                                                                                RESULTS         11

We have made three voluntary submissions to the SEC, some of our officers and one of our directors have voluntarily testified, and we continue to cooperate with the SEC. The SEC has issued a formal investigative order in the matter, but has yet to express to us any conclusions about the ultimate outcome of its investigation. We have also had discussions with the Italian prosecutor concerning his investigation, but he has not expressed to us any conclusions about the ultimate outcome of the investigation. The Italian investigation is continuing and has been expanded to several other companies not related to Immucor, which may delay the closure of this matter in Italy. No determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

The internal investigation also addressed the underpayment of value added tax (VAT) by our Italian subsidiary. All due but unpaid VAT has now been paid, with required interest, although the Italian tax authorities may impose a penalty for underpayment of VAT. See Note 8 to our consolidated financial statements.

We are aware of seven class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former directors and officers with respect to alleged violations of the securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that we misrepresented that our financial statements and disclosures during portions of the 2005 calendar year fairly and accurately reflected our results of operations, which allegedly resulted in the purchase of our common stock at artificially inflated market prices. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. We believe that each of the lawsuits is without merit, and intend to defend each of these lawsuits vigorously. While we do not currently expect these matters to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time we may become a party to certain legal proceedings in the ordinary course of business.

Item 4. — Submission of Matters to a Vote of Security Holders.

Not applicable.

12         IMMUCOR, INC. ANNUAL REPORT 2005

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Immucor’s common stock trades on The NASDAQ National Market System of The NASDAQ Stock Market under the symbol: BLUDE. Prior to September 6, 2005, Immucor’s stock traded under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported by NASDAQ. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Period from June 1 through September 30, 2005	$36.00	$22.66
Fiscal Year Ended May 31, 2005
First Quarter	$14.82	$11.71
Second Quarter	21.48	13.63
Third Quarter	31.74	21.17
Fourth Quarter	34.98	26.16
Fiscal Year Ended May 31, 2004
First Quarter	$7.57	$5.64
Second Quarter	10.33	7.11
Third Quarter	10.78	7.25
Fourth Quarter	13.97	7.00

As of September 30, 2005, there were 266 holders of record of the Company’s common stock. The last reported sales price of the common stock on such date was $27.44.

Immucor has not declared any cash dividends with respect to its common stock. The Company presently intends to continue to retain all earnings in connection with its business. The Company’s agreement with its principal lender contains certain financial and other covenants that, among other things, limit annual capital expenditures, limit payment of cash dividends and the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios. See Note 3 to the consolidated financial statements.

Immucor distributed a three-for-two stock split, affected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the stock splits described above.

The stock splits were the fifth, sixth and seventh for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 2002, a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the impact of the above stock splits.

                                                RESULTS         13

Equity Compensation Plan Information

The following table provides information as of May 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders *	2,549,280	$7.30	886,844
Equity compensation plans not approved by security holders **	1,624,990	$1.67	214,590
Total	4,174,270	$5.11	1,101,434

*              Includes the Company’s 1998 Stock Option Plan and 2003 Stock Option Plan. For a description of the material features of these plans, see Note 6 to the consolidated financial statements.

**         Includes the Company’s 1990 Stock Option Plan and 1995 Stock Option Plan. For a description of the material features of these plans, see Note 6 to the consolidated financial statements.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. During the fiscal year ended May 31, 2005, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no repurchases of shares of the Company’s common stock during the fourth quarter of fiscal 2005. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of May 31, 2005. The Company’s repurchase program does not have an expiration date.

14         IMMUCOR, INC. ANNUAL REPORT 2005

Item 6. — Consolidated Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2005 (1)	2004 (1)(2)	2003 (1)(2)	2002 (1)(2)	2001 (1)(2)
Statement of Income Data:
Net sales	$144,786	$112,558	$98,648	$84,472	$69,795
Cost of sales	57,541	50,488	42,939	37,608	38,218
Gross profit	87,245	62,070	55,709	46,864	31,577
Operating expenses:
Research and development	4,463	3,749	2,051	1,997	1,894
Selling, general, and administrative	45,530	36,619	31,354	29,826	30,744
Loss on impairment of goodwill	—	—	—	—	3,063
Total operating expenses	49,993	40,368	33,405	31,823	35,701
Income (loss) from operations	37,252	21,702	22,304	15,041	(4,124)
Other:
Interest income	624	41	127	41	58
Interest expense	(662)	(881)	(2,406)	(4,454)	(3,747)
Other (expense) income - net	767	(598)	158	1,356	229
Total other	729	(1,438)	(2,121)	(3,057)	(3,460)
Income (loss) before income taxes	37,981	20,264	20,183	11,984	(7,584)
Income taxes	14,071	7,726	5,813	3,189	465
Net income (loss)	$23,910	$12,538	$14,370	$8,795	$(8,049)
Income (loss) per share:
Per common share	$0.53	$0.28	$0.34	$0.24	$(0.22)
Per common share – assuming dilution	$0.50	$0.27	$0.32	$0.23	$(0.22)
Weighted average shares outstanding:
Common shares	45,132	44,258	42,305	36,987	36,885
Common shares – assuming dilution	47,567	46,994	45,473	38,655	36,885

	May 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$70,946	$48,261	$40,872	$27,070	$19,536
Total assets	157,613	124,417	116,886	101,367	95,813
Long-term obligations, less current portion	2,991	7,216	18,231	31,581	39,951
Retained earnings	79,857	55,956	43,426	29,057	20,262
Shareholders’ equity	117,432	92,953	73,695	43,953	29,843

(1) All share and per share amounts have been retroactively adjusted to reflect the December 2004, July 2004, November 2003 and September 2002 three-for-two stock splits.

(2) Certain prior year salary expenses have been reclassified to conform to the current year presentation; these reclassifications impact Cost of sales and Selling, general and administrative expenses for all prior years shown above.

                                                RESULTS         15

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below: the decision of customers to defer capital spending, increased competition in the sale of instruments and reagents, product development or regulatory obstacles, the ability to hire and retain key managers, changes in interest rates, changes in demand for the Company’s human collagen product and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. Immucor cautions that historical results should not be relied upon as indications of future performance. Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Company’s Board of Directors.

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

•   Reagent sales

Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfer to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•   Human collagen and collagen by-product sales

Revenue from the sale of the Company’s human collagen product and from the sale of by-products of collagen is recognized upon shipment and either passage of a 10-day inspection period (or, for by-products of collagen, passage of a 30-day inspection period) or upon receipt of notification of customer acceptance. In accordance with a revenue-sharing agreement between the Company and the Company’s human collagen customer, revenue from the sale of by-products is allocated 66.7% to the Company and 33.3% to the collagen customer.

•   Medical instrument sales

Revenue from the sale of the Company’s medical instruments is generally recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

The Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training), the subsequent servicing of the instrument during the first year, reagent products provided to the customer during the validation period and, in some cases, price guarantees for consumables purchased during the

16         IMMUCOR, INC. ANNUAL REPORT 2005

contract period and/or a software interface to be provided to the customer. The Company has determined the fair value of certain of these elements, such as training, validation reagents, and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training, validation reagents, and service is allocated to the instrument itself. The fair value of at least one customer training session is recognized as revenue when the instrument itself is recognized, provided that the training has been provided. If multiple sessions are contractually provided for, and not all training has been complete at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of reagent products provided to the customer during the validation period is also recognized when the instrument itself is recognized. The fair value of first year service is deferred and recognized over the first year of the contract. The Company believes it not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the guarantee period. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the fiscal quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters but which was not material to any single quarter. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

•   Sales subject to a plan of factoring

Sales subject to a plan of factoring are recorded at their net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly as an additional reduction of sales revenue.

•   Shipping and handling charges

The amounts charged customers for shipping and handling of orders are classified as revenue and reported as invoiced in the statement of operations as net sales.

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s current policy for its North American affiliates, based on historical collection experience, is to provide an allowance of 2% of domestic third-party gross receivables and an allowance of 10% of international third-party gross receivables. The Company’s current policy for all other affiliates, based on historical collection experience, is to provide an allowance of 4% of all third-party gross receivables. In addition, any third-party invoices over three years old are also provided for in the allowance. At May 31, 2005, the allowance is approximately 5.1% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis. All finished good reagent products which will expire in less than six months are reserved in the period in which this expiration threshold is met. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is reserved in the period in which the product fails QC testing. Should the product be successfully reworked

                                                RESULTS         17

and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during fiscal 2005.

Excess of Cost Over Net Assets Acquired and Other Long-lived Assets

In assessing the recoverability of the Company’s excess of cost over net assets acquired and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. On June 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and is required to analyze its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise. On June 1, 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This SFAS supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.”

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The Company follows very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required. The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2005. See Note 9 to the consolidated financial statements.

Stock-based Employee Compensation

The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material, and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the interim disclosure requirements in the period ended May 31, 2003. See Note 1 to the consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-based Compensation. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was to be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. However, as a result of complex implementation issues raised by numerous registrants and their independent registered public accounting firms, the Securities and Exchange Commission announced in April 2005 a phase-in implementation process, requiring implementation in the first annual reporting period beginning after June 15, 2005. See Note 1 to the consolidated financial statements for pro forma disclosure of this new standard’s effect on the Company’s net income and earnings per share calculations for each of the three

18         IMMUCOR, INC. ANNUAL REPORT 2005

fiscal years ended in the period ended May 31, 2005. Actual results in future years may differ from the pro forma results reflected in Note 1 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

Overview

The Company’s overall strategy in fiscal 2005 was to continue to improve gross margin (gross profit as a percentage of sales). In this effort, the Company was successful, as gross margin increased to 60.3% for the year ended May 31, 2005 from 55.1% for the year ended May 31, 2004. As further discussed below under “Results of Operations,” the improvement in gross margin during the year ended May 31, 2005, as compared to the prior year period, was due to several factors, including:

•         Reagent price increases, attributable in part to the cancellation of supply agreements with two group purchasing organizations in January 2005 in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts,

•         Increased Capture revenues, driven by the placement of additional instruments which require use of this technology,

•         Increased human collagen revenues, due primarily to the fact that the first shipment of this product did not occur until May 2004, but also due in part to fiscal 2005 sales of NouriCel® – a by-product of human collagen, and

•         Increased manufacturing efficiencies due in part to (1) the elimination of a number of redundant products currently manufactured at the Company’s three manufacturing facilities during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and (2) the consolidation of the Company’s red cell product manufacturing, previously produced at both the Norcross and Houston facilities, to the Company’s Norcross facility, completed at the end of the fourth quarter of fiscal 2004.

The Company’s goal of improving gross margin in fiscal 2005 was somewhat hindered by the application of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The accounting treatment mandated by this pronouncement resulted in a reduction of fiscal 2005 revenues of $3.8 million, which will be recognized as additional revenue in future periods. This revenue reduction adversely impacted gross margin as the costs associated with these deferred revenues were not deferred, as accounting guidance prohibits such cost deferral.

For fiscal 2006, the Company is continuing to focus on improving gross margin through achieving continued benefits from strategies already implemented prior to May 31, 2005, as well as through the implementation of new strategies. Listed below are the key factors which the Company expects to drive further gross margin improvement in fiscal 2006:

•   Implementation of Customer Loyalty Program

This new program has been built upon the standardized tier pricing structure first implemented in fiscal 2005. As with the structure implemented in fiscal 2005, there are three pricing tiers – each representing differing levels of customer loyalty, with the highest tier consisting of the lowest prices for an automated instrument customer and the lowest tier consisting of the highest prices for the non-committed, occasional customer. The new program, which was implemented in August 2005, is intended to promote higher sales volumes while partially shielding the Company’s more loyal customers from the effects of price increases.

•   Impact of Galileo increased market penetration

The Company expects Capture revenues to continue to increase in fiscal 2006 over fiscal 2005, due to the continued impact of fiscal 2005 Galileo placements as well as expected new placements in fiscal 2006. In addition, service revenue is expected to continue to increase as the service warranty periods for prior year Galileo placements expire and additional service contracts are purchased by customers. As of May 31, 2005, the Company has placed 191 Galileo instruments with European customers since introducing the Galileo to the European market in the first quarter of fiscal 2003. Additionally, 52, 5, and 2 Galileo instruments, respectively, have been placed as of May 31, 2005 in the U.S. market since FDA clearance was received in April 2004, in the Canadian market since Health Canada clearance was received in July 2004, and in the Japanese market since Ministry of Health clearance was received in July 2004.

•        Increased Japanese market penetration

On April 22, 2005, the Company announced that it had entered into discussions with Kainos Laboratories, Inc., the distributor of Immucor products in Japan, about the possibility of structuring Kainos’ blood banking business as a joint venture between Immucor and Kainos. The agreement to form the joint venture was announced by the Company on June 20, 2005. The transaction was fully consummated on July 5, 2005, with Immucor and Kainos owning 51% and 49%, respectively, of Immucor-Kainos, Inc.— the newly-formed joint venture company that is now Immucor’s distributor in Japan. Immucor paid Kainos approximately $4.2 million for its initial 51% interest in the joint venture company, and will buy the remaining 49% interest at a later date for approximately the same price. Kainos has agreed to provide certain services to the joint venture company. The Company believes the formation of this joint venture is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.

                                                RESULTS         19

•   Implementation of new Kiwi technology

In July 2005, the Company signed a technology licensing agreement with Kiwi Ingenuity Limited (“Kiwi”), a partner to Auckland University of Technology Biotechnology Research Institute to use Kiwi’s KODE™ technology platform to create a quality control system for blood group typing. This technology allows for the attachment of molecules on to the outside of cells, thereby resulting in a quality control system for blood grouping. The Company expects to begin using this new technology in manufacturing products beginning in late fiscal 2006, and expects that offering its customers heightened assurance as to the accuracy of test results will provide the Company with a competitive advantage, thereby increasing overall revenues. The Company expects to spend approximately $15,000 in research and development costs regarding this agreement in fiscal 2006.

•   Increased manufacturing efficiencies

The Company expects to continue the process of eliminating redundant products currently manufactured at the Company’s three manufacturing facilities.

Additionally, the Company expects to continue increasing manufacturing efficiencies going into fiscal 2007 through implementation of a Manufacturing Execution System (“MES”), a new sales forecasting system, and a new marketing database, the combination of which is expected to drive more accurate forecasting of product demand and resulting material and labor requirements. The new marketing database was implemented in June 2005. The new sales forecasting system is expected to be implemented in January 2006. MES is expected to be implemented in the first quarter of fiscal 2007.

In addition to the above strategies, the Company expects to further improve its competitive position going into fiscal 2007 through the launch of its third generation automated assay instrument, which is expected to be released in the European market in the summer of 2006. At the American Association for Clinical Chemistry convention held in July 2005, the Company presented a prototype of its new third generation instrument, the Galileo Echo™. Development of this instrument has further progressed during fiscal 2005 with the Company accepting the manufacturer’s engineering model in late fiscal 2005. The Galileo Echo™ is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The Company believes the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of its customers (which number approximately 5,000 to 6,000 worldwide), to which the Company’s ABS2000 instrument is currently marketed. The cost of development totaled $0.8 million and $1.6 million in fiscal 2004 and fiscal 2005, respectively, and is expected to total approximately $2.0 million in fiscal 2006.

Liquidity and Capital Resources

As of May 31, 2005, the Company’s cash and cash equivalents balance totaled $37.1 million, an increase of $21.4 million over fiscal 2004 and $25.9 million over fiscal 2003. These increases were driven by higher net cash provided by operating activities resulting primarily from higher net income. Net cash provided by operating activities totaled approximately $41.5 million, $22.7 million, and $20.3 million for the fiscal years 2005, 2004 and 2003, respectively.

As outlined in the chart below, management continued to work diligently to reduce the days sales in accounts receivable. Some of the Company’s foreign subsidiaries have historically slower collection rates due to their respective economic environments. The Company has been successful with the factoring of Italian accounts receivable that continues to improve the Italian subsidiary’s financial position. The Company has made a 17% improvement in days sales in receivables over the past two years. The Company has also experienced a 4% improvement in days sales in inventory over the last two years. Improvements in inventory management through product consolidation and production planning have been partially offset by the $2.4 million increase in instruments in inventory from the addition of the Galileo to the product line.

	2005	2004	2003
Days Sales in Receivables	80	84	96
Days Sales in Inventory	132	133	137

For the year ended May 31, 2005, $7.1 million of cash was used in investing activities consisting primarily of capital expenditures totaling $6.6 million and investments in marketable debt securities totaling $2.0 million, partially offset by $1.3 million in proceeds from the November 2004 sale of the Company’s long-term investment in Lionheart Technologies, Inc. The sale of this investment resulted in a gain of $0.5 million which is included in the consolidated statement of income caption, “Other (expense) income, net” for the year ended May 31, 2005. The $6.6 million in capital expenditures for the year ended May 31, 2005 consisted primarily of $2.8 million for Galileo and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $1.9 million for machinery and equipment upgrades for use primarily at the Company’s Norcross facility, and $1.1 million for computer hardware and software enhancements of the enterprise software system. Planned capital expenditures for fiscal 2006 total approximately $8.7 million, including approximately $2.6 million for planned upgrades

20         IMMUCOR, INC. ANNUAL REPORT 2005

at its Norcross facility for its manufacturing, quality and support systems, approximately $2.4 million for offsite placements of the Galileo instruments by the foreign affiliates, and approximately  $2.4 million in computer hardware and software expenditures for infrastructure upgrades as well as new systems to further improve production planning, forecasting and management reporting capabilities.

On December 18, 2003, the Company obtained a new $27.0 million secured credit facility with SunTrust Bank. Proceeds of these borrowings were primarily used to repay the Company’s previous arrangement with Wachovia Bank (which was cancelled upon repayment). The new credit facility matures in December 2006 and is comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan is payable in quarterly installments of $1.0 million. The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The loans are collateralized by the capital stock of all of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility. As of May 31, 2005, there was $6.0 million outstanding on the term loan and none outstanding on the revolver.

Net cash used in financing activities totaled approximately $12.4 million. The majority of the usage of cash for the current year period is attributable to $8.0 million in stock repurchases, as described more fully below, and to $5.0 million in principal payments on the term loan with SunTrust Bank.

The Company instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. There were no share repurchases during the remainder of the year ended May 31, 2005. The aggregate amount remaining available for repurchase under the program is 1,002,750 shares as of May 31, 2005.

At May 31, 2005 and May 31, 2004, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At May 31, 2005 and May 31, 2004, the Company would have paid approximately $19,000 and $157,000, respectively, to terminate the agreement in the Company’s functional currency. The liabilities at May 31, 2005 and 2004 are included in Other accrued liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets. The interest rate swap agreement, with SunTrust Bank, is guaranteed by the Company. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates.

As further discussed in Note 8 to the consolidated financial statements, the Company initiated in October 2004 an internal investigation into certain events involving its Italian subsidiary. The internal investigation also addressed the underpayment of value added tax (VAT) by our Italian subsidiary. All due but unpaid VAT has now been paid, with required interest, although the Italian tax authorities may impose a penalty for underpayment of VAT. See Note 8 to our consolidated financial statements.

As of May 31, 2005, the Company had incurred approximately $2.6 million in professional fees associated with the Italian investigation discussed above. Of this amount, $0.8 million was unpaid and included in Other accrued liabilities in the Company’s Consolidated Balance Sheet as of May 31, 2005. The Company believes it may incur up to an additional $2.0 million in fiscal 2006 in professional fees and/or other costs related to this investigation. As discussed more fully in Note 8 to the consolidated financial statements, no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances. Accordingly, no provisions for any liabilities that may result upon closure of this matter have been made in the accompanying financial statements, other than the $0.8 million discussed above.

As discussed in Note 8 to the consolidated financial statements, we are aware of seven class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former directors and officers with respect to alleged violations of the securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that we misrepresented that our financial statements and disclosures during portions of the 2005 calendar year fairly and accurately reflected our results of operations, which allegedly resulted in the purchase of our common stock at artificially inflated market prices. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. We believe that each of the lawsuits is without merit, and intend to defend each of these lawsuits vigorously. While we do not currently expect these matters to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

                                                RESULTS         21

On April 22, 2005, the Company announced that it had signed a letter of intent to engage in discussions with Kainos Laboratories, Inc. (“Kainos”), the distributor of Immucor products in Japan, about the possibility of structuring Kainos’ blood banking business as a joint venture between Immucor and Kainos. A definitive agreement to form the joint venture was signed, and announced by the Company, on June 20, 2005. On June 30, 2005, Kainos accordingly spun-off its blood-banking business, consisting primarily of certain assets and no debt, as a separate legal entity. On July 5, 2005, final documents were signed fully consummating the joint venture arrangement, with Immucor and Kainos owning 51% and 49%, respectively, of Immucor-Kainos, Inc.—the newly-formed joint venture company that is now Immucor’s distributor in Japan. For its initial 51% interest, Immucor paid Kainos 459.0 million Japanese Yen which equated to $4.2 million U.S. Dollars. The joint venture has 800 shares of common stock authorized, of which 200 shares were issued upon establishment; Immucor purchased 102 of these shares from Kainos on July 5, 2005. The Company is currently evaluating whether this joint venture will meet the definition of a variable interest entity as defined in the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). However, the Company has determined that it will be the primary beneficiary; therefore regardless of whether the joint venture is deemed to be a variable interest entity, the transaction is expected to be accounted for as a purchase of a majority-owned business, the results of operations of which will be included in the Company’s consolidated financial statements as of the date of acquisition. Pro forma results of operations for the year ended May 31, 2005 would not have been materially different as a result of this acquisition and therefore are not presented. The Company is awaiting additional information concerning certain asset valuations, primarily the value of the new distribution agreement (see further discussion below), for purposes of finalizing the allocation of the purchase price.

In accordance with the terms of the Stock Purchase Agreement associated with the above acquisition, Immucor will purchase the remaining 49% interest from Kainos for 441.0 million Japanese Yen. The Company expects to purchase this remaining interest after a three-year transition period ending on June 30, 2008, but upon mutual agreement with Kainos, may purchase the interest prior to the end of the transition period. In accordance with the terms of a Services Agreement, Kainos has agreed to supply certain services to the joint venture during the transition period.

The acquisition price, which will total 900.0 million Japanese Yen upon Immucor’s purchase of Kainos’ 49% interest, includes a premium based on management’s belief that this business will achieve higher future profitability levels with the installment of Immucor personnel in key managerial positions overseeing the operations of the joint venture. Revenues from the date of acquisition through May 31, 2006 are expected to approach $9.0 million.

In accordance with the terms of the Joint Venture Agreement, Immucor has agreed to fund the joint venture’s purchase of Kainos’ blood-banking inventory, the majority of which consists of Immucor products. This inventory repurchase is expected to occur by the end of the second quarter of fiscal 2006.

Additionally, a new distribution agreement was signed on July 5, 2005 between Immucor, Kainos and the joint venture. The new agreement stipulates that Kainos will act as an intermediary between Immucor and the joint venture in that Kainos will have exclusive rights to supply the joint venture with Immucor product during the term of the agreement. In accordance with this agreement, the joint venture guarantees that Kainos will receive a minimum net profit (as defined in the agreement) of 300 million Japanese Yen by the end of the three-year transition period ending June 30, 2008 on sales of Immucor product to the joint venture. The agreement expires on May 30, 2009, but may be terminated sooner (1) upon mutual agreement of the parties, (2) at the end of the transition period, or (3) upon Kainos’ realization of the minimum guaranteed net profit.

Management continues to focus on reducing the leverage on the Company’s balance sheet and does not anticipate that there will be a need for additional borrowings. Management expects that cash and cash equivalents and cash flows from operations will be sufficient to support operations, scheduled debt repayments and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments. There are no restrictions on the Company’s foreign subsidiaries in the matter of sending dividends, or making loans or advances to the parent Company. Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below. Other long-term obligations represent outstanding unrecorded purchase commitments as of May 31, 2005.

Contractual Obligations and Commercial Commitments

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Long-Term Debt and Lines of Credit	$6,271	$4,190	$2,081	$—	$—
Capital Lease Obligations	1,337	427	696	214	—
Operating Leases	8,885	2,280	4,055	2,550	—
Other Long-Term Obligations (1)	13,691	9,154	2,405	2,132	—
Total Contractual Cash Obligations	$30,184	$16,051	$9,237	$4,896	$—

(1) Represents outstanding purchase commitments, including commitments to Celliance, Ltd. as more fully discussed in Note 8 to the consolidated financial statements.

22         IMMUCOR, INC. ANNUAL REPORT 2005

Repurchase Obligations (Instruments)

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the fiscal quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financial arrangements as of May 31, 2005.

Results of Operations

For the fiscal year ended May 31, 2005, net sales totaled $144.8 million, a $32.2 million increase over the prior year. Net income was $23.9 million, a $11.4 million increase over the prior year. Diluted earnings per share totaled $0.50 on 47.6 million weighted average shares outstanding for fiscal 2005, as compared to diluted earnings per share of $0.27 on 47.0 million weighted average shares outstanding for the prior year.

Comparison of Years Ended May 31, 2005 and May 31, 2004

Net sales

Reagent revenues grew to $128.8 million compared to $102.3 million in the prior year, a 25.9% increase. The growth in reagent revenues occurred as a result of traditional reagent price increases in North America, which contributed $15.9 million to the increase, and volume and price increases in proprietary Capture products. Capture product sales were $29.6 million versus $21.9 million in fiscal 2004. Human collagen sales were $3.5 million versus $0.5 million in fiscal 2004, as the first shipment of collagen did not occur until May 2004. Sales of instruments were $12.5 million in fiscal 2005, compared to $9.8 million in fiscal 2004. Instrument revenues grew in part due to higher service contract revenue as a result of new placements under service contracts, as well as increases in service contract pricing.

Gross margin

The gross margin (gross profit as a percentage of sales) on traditional reagents for the year ended May 31, 2005 benefited from the price increases discussed above, increasing to 63.4% for fiscal 2005 from 56.4% for fiscal 2004. The benefit of the prices increases was partially offset by higher regulatory costs in the first quarter of fiscal 2005 to support CE-marking in Europe. The gross margin on Capture products was 79.7% for fiscal 2005, compared with 74.0% for fiscal 2004. Capture gross margin was favorably impacted by a changeover from selling the products in kits to selling the individual components — an operational change which resulted in increases in both volume and price. The gross margin on human collagen sales was 37.8% for fiscal 2005, compared with 20.5% for fiscal 2004. This improvement was due in part to a fourth quarter fiscal 2005 adjustment totaling approximately $193,000 regarding previously invoiced shipments for which quantity discounts were not earned. The gross margin on instruments, including the impact of the cost of providing service was a negative 4.5% for fiscal 2005, compared to a positive 5.3% for fiscal 2004. As more fully discussed in Note 1 to the consolidated financials, in the quarter ended February 28, 2005 the Company also changed how it was accounting for the costs of instruments under third-party leasing arrangements and, as a result, recorded additional cost of sales of approximately $327,000.

Operating expenses

Research and development expenses were $4.5 million for fiscal 2005, $0.7 million higher than those recorded in the prior fiscal year. Spending on the development of the new third generation instrument targeted for the small- to medium-sized hospital market (the “Galileo Echo™”) was $1.6 million and $0.8 million in fiscal 2005 and 2004, respectively.

Selling and marketing expenses increased $2.0 million over the prior fiscal year, but decreased as a percentage of sales. This decrease as a percentage of sales was due primarily to higher period-over-period sales as discussed more fully above.

Distribution expenses for fiscal 2005 decreased by $0.5 million from those recorded in the prior year period. This reduction was due primarily to the consolidation of the Houston facility shipping function into the Norcross facility, a process which was begun during the fourth quarter of fiscal 2004 and completed in the first quarter of fiscal 2005.

                                                RESULTS         23

General and administrative expenses in fiscal 2005 rose $7.0 million over fiscal 2004. The increase was attributable primarily to higher legal fees due mainly to the Italian investigation as discussed more fully in Note 8 to the consolidated financial statements, as well as higher audit and tax fees, due in part to Sarbanes-Oxley Section 404 internal control assessment.

Amortization and other expenses for the year ended May 31, 2005 included a $0.3 million charge related to improperly recorded transactions on the Company’s Italian subsidiary’s books. See Note 8 to the consolidated financial statements.

Interest income

Interest income for the year ended May 31, 2005, primarily consists of interest income on factored receivables. See Note 1 to the consolidated financial statements.

Interest expense

When compared to the prior year, interest expense decreased $0.2 million in fiscal 2005. The decrease is primarily the result of reduced levels of long-term debt.

Other income (expense)

Other income, net, for fiscal year 2005, primarily reflects a $0.5 million gain on the sale of the Company’s long-term investment in Lionheart Technologies, Inc. in November 2004, as well as a net gain on foreign currency transactions. These gains were partially offset by a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a claim pre-existing and a $0.3 million charge associated with the buyout of a distribution agreement in the first quarter of fiscal 2005. Other income (expense), net, for fiscal 2004, reflects a charge of $0.9 million in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility. See Note 3 to the consolidated financial statements.

Income taxes

The provision for income taxes rose $6.3 million in fiscal 2005 from the prior year, primarily due to higher pre-tax income. State tax rates are estimated to be higher as the Company refines its state tax structure. The increase in the provision for the year was partially offset by a benefit for a research and development tax credit for the current fiscal year as well as the prior three fiscal years. This credit totaled approximately $622,000, on which the Company provided a 30% reserve based on historical settlement claims of similar cases with the Internal Revenue Service.

24         IMMUCOR, INC. ANNUAL REPORT 2005

Comparison of Years Ended May 31, 2004 and May 31, 2003

Net sales

Sales of traditional reagent products, i.e., products not utilizing the Company’s patented Capture technology, increased $8.6 million, or 12.0%, from $71.9 million in fiscal 2003 to $80.5 million in fiscal 2004. Sales of Capture products increased approximately $3.1 million to $21.9 million, a 16.5% increase over the prior year. The Company believes growth in reagent revenue, including both traditional reagent products and Capture products, occurred as a result of approximately $4.3 million in price increases in North America, approximately $4.1 million in changes in the Euro exchange rate, and approximately $3.3 million in increased reagent volumes from instrument placements worldwide. Instrument sales for fiscal 2004 increased by approximately $1.7 million to $9.8 million, an increase of 22.1% over the prior year. Instrument revenue grew primarily as a result of increased sales of the Galileo instrument to distributors in Europe and to a $0.2 million change in the Euro exchange rate. The first shipment under the human collagen development agreement with Inamed occurred in May 2004 and contributed $0.5 million to the revenue increase.

Gross margin

Gross margin was 55.1% versus 56.5% for the years ended May 31, 2004 and 2003, respectively. Manufacturing expenses for the United States increased $3.0 million, or 12.6% for the year ended May 31, 2004, as compared to the year ended May 31, 2003 and unfavorable manufacturing variances had a corresponding increase of $0.7 million, or 13.5%, for the year ended May 31, 2004, as compared to the year ended May 31, 2003. Manufacturing expenses increased due to additional personnel and expenditures to support domestic and international efforts to expand Company presence, and assure compliance with the FDA. The increase in manufacturing expenses also included approximately $0.4 million in worldwide expenses related to CE marking and European Union quality regulation compliance for products intended for sale within the European Union. Management had recognized the need for margin improvement early in the fiscal year and developed a detailed plan to consolidate the manufacture of the complex red cell products into the Norcross facility. The project was completed in May 2004, at a cost of approximately $0.3 million. Consolidation of redundant red cell panels and the accompanying supplemental products will allow the Company to produce a panel that gives the customer a better selection of antibodies and increase the Company’s efficiency. A plan to eliminate a number of redundant products, which were manufactured at the Company’s three manufacturing facilities, was partially completed during the fourth quarter of fiscal 2004 and was continued through the first quarter of fiscal 2005. Better inventory management and production planning resulted in manufacturing efficiency improvement of $1.6 million, or 43.1%, for the year ended May 31, 2004, as compared to the year ended May 31, 2003.

Gross margin on traditional reagents fell to 55.6% for the fiscal year ended May 31, 2004, compared with 57.7% in the prior fiscal year, in spite of the $4.5 million in price increases, due primarily to the increased manufacturing expenses adding approximately $2.5 million in additional costs. Gross margin on Capture products was 76.3%, compared with 75.2% in the prior year period. The increased sales volume of the Capture products mentioned above was principally generated through sales to the distributor network in Europe at margins approximately 6% lower, or $1.9 million, than achieved through direct sales in the U.S. Increased manufacturing expenses translated to approximately $0.6 million of the decline in Capture gross profit. The gross margin on instruments, including the impact of the cost of providing service was 5.3% for fiscal 2004 versus 1.3% for fiscal 2003. Instrument sales in Europe were made at a 33.9% gross margin for fiscal 2004 versus at a 23.0% gross margin for fiscal 2003, adding an additional $0.6 million to gross profit for fiscal 2004. Instrument revenue in the United States, which includes the cost of providing service, was made at a (30.7%) gross margin for fiscal 2004 versus at a (32.8%) gross margin for fiscal 2003. Instrument service continues to be provided at a loss for the year as overall instrument placements have not reached the level required for service operations to break-even and the older model ABS2000 instruments in the field advance in age. The instrument service burden of $1.0 million reduced the gross margin by 0.9%. The change in the Euro exchange rate increased gross profit by approximately $1.8 million.

Operating expenses

When compared to the prior year, research and development costs for fiscal 2004 increased $1.7 million, or 82.8%. During the year, $1.0 million was incurred for contract research fees related to the Galileo Echo™, platelet and Galileo U.S. software development projects. Key personnel and resources were reallocated from manufacturing and administrative functions to research and development functions for these projects, amounting to approximately $0.4 million. Preproduction collagen costs amounted to approximately $0.3 million for the year.

Selling and marketing expenses increased $2.3 million for the year ended May 31, 2004, as compared to the prior year, of which $1.0 million was a result of the change in the Euro to dollar exchange rate. Travel, personnel and marketing expense increases in association with the sales efforts to further market the Galileo in Europe and the ABS2000 in the United States, to launch the Galileo in the United States, and to develop worldwide product branding, accounted for the remaining $1.3 million increase for the year.

Distribution expenses for fiscal 2004 increased by $1.5 million compared to the prior year primarily due to additional personnel and expenses of $0.4 million incurred by the German subsidiary to establish a European distribution hub and $0.4 million in higher freight

                                                RESULTS         25

and supplies related to the shipping package reconfiguration for the Houston facility. The exchange rate effect of the Euro versus the dollar increased distribution expense $0.3 million.

General and administrative expenses for the year ended May 31, 2004, rose approximately $1.4 million over the prior year. The change in the Euro exchange rate accounted for approximately $0.7 million. Approximately $0.2 million of the increase was due to higher legal, debt recovery and staffing costs for the Company’s Italian subsidiary. The remainder of the increase was due to additional personnel and expenditures worldwide to support domestic and international efforts to expand Company presence and assure compliance with European Union quality regulations and accounting and regulatory mandates in the United States.

Interest expense

When compared to the prior year, interest expense decreased $1.5 million in fiscal 2004. The decrease is the result of reduced levels of long-term debt at more favorable interest rates amounting to savings of $1.0 million and a swing in the mark-to-market adjustment of the interest rate swap agreement amounting to $0.3 million. Lower amortization of debt issue costs due to reduced debt issue costs, subsequent to the extinguishment of the Company’s previous credit facility, reduced interest expense by $0.2 million for the current period. See Deferred Costs in Note 1 and Primary Obligations in Note 3 to the consolidated financial statements.

Other income (expense)

Other income (expense), net, for the year ended May 31, 2004 includes a $0.9 million pre-tax, non-cash charge to write off unamortized deferred financing charges related to the Company’s previous credit facility. Fiscal 2003 amounts primarily reflected foreign currency transaction gains that exceeded foreign currency transaction losses and a $0.2 million impairment of assets. See Note 1 to the consolidated financial statements.

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

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . “ SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is in the process of evaluating the impact SFAS No. 151 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this new statement will have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an

26         IMMUCOR, INC. ANNUAL REPORT 2005

alternative. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. We expect to adopt SFAS    123(R) in our first interim period of fiscal 2007 using the modified retrospective method whereby prior period results are restated to reflect the impact of adoption of SFAS 123(R) and have concluded that SFAS 123(R) will have a material impact on our financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for fiscal 2005, 2004 and 2003 in Note 1 to the consolidated financial statements. Actual results in future years, however, may differ from the pro forma results reflected in Note 1 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

In March 2005, the FASB issued Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact FIN 47 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

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

Interest Rate Risk.   The Company is exposed to interest rate risk, primarily through its debt facility with its principle lender, which is subject to changes in LIBOR rates. The amount outstanding for this debt facility was $6.0 million and $11.0 million at May 31, 2005 and 2004, respectively. The Company has utilized interest rate swap agreements with the objective of managing exposure to interest rate changes by effectively converting a portion of variable rate bank debt into fixed rates. At May 31, 2005 and May 31, 2004, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in September 2005, with an initial notional principal amount of $15.0 million that amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The liability to terminate the agreement in the Company’s functional currency was $19,000 and is included in Other accrued liabilities at May 31, 2005; the liability was $157,000 and is included in Other liabilities at May 31, 2004. Based on the Company’s results for fiscal 2005 and debt balance outstanding at May 31, 2005, a hypothetical 100 basis point change in interest rates would impact annual pre-tax earnings by $0.1 million. See Note 3 to the consolidated financial statements.

Foreign Currency.   Operating income generated outside the United States as a percentage of total operating income was 15% in 2005, 5% in 2004 and 9% in 2003. Fluctuations in foreign exchange rates, principally with the U.S. dollar versus the Euro, could impact operating results when translations of the Company’s subsidiaries’ financial statements are made in accordance with current accounting guidelines. It has not been the Company’s practice to actively hedge its foreign subsidiaries’ assets or liabilities denominated in local currency. Most of the foreign currency exposures are managed locally by the Company’s foreign subsidiaries through the hedging of purchase commitments with the advance purchase of the required non-functional currencies. However, the Company believes that over time weaknesses in one particular currency are offset by strengths in others. In 2005, 2004, and 2003 the Company recorded net foreign currency transaction gains of approximately $541,000, $491,000, and $697,000, respectively. For fiscal 2005, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $2.5 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $3.8 million.

                                                RESULTS         27

Item 8. — Financial Statements and Supplementary Data

The following consolidated financial statements of the Company are included under this item:

- Management’s Report on Internal Control Over Financial Reporting
- Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
- Report of Ernst & Young LLP Independent Registered Public Accounting Firm
- Consolidated Balance Sheets, May 31, 2005 and 2004
- Consolidated Statements of Income for the Years Ended May 31, 2005, 2004 and 2003
- Consolidated Statements of Shareholders’ Equity for the Years Ended May 31, 2005, 2004 and 2003
- Consolidated Statements of Cash Flows for the Years Ended May 31, 2005, 2004 and 2003
- Notes to Consolidated Financial Statements
- Consolidated Financial Statement Schedule

28       IMMUCOR, INC. ANNUAL REPORT 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, individuals make errors in judgment, or individuals do not comply with policies or procedures.

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, utilizing the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2005.

In our assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, we identified areas where we concluded there were material control weaknesses.

Revenue Recognition and Billing Processes

Management has concluded that as of May 31, 2005, material weaknesses existed related to ineffective controls over the Company’s revenue recognition and billing processes resulting from: the lack of controls over the review of all arrangement documentation in order to properly record revenue, the lack of controls over ensuring that all arrangement terms and conditions are known for proper revenue recognition evaluation, and the lack of personnel with sufficient skills and experience to properly record revenue from multi element arrangements.

As a result of these control deficiencies, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended May 31, 2005. These control deficiencies could result in misstatements of revenue, accounts receivable and deferred revenue balances that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Financial Statement Close Process

Management has also concluded that as of May 31, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate processes, controls, review and approval procedures to ensure that financial statements and disclosures generated for external purposes are prepared in accordance with generally accepted accounting principles, the lack of personnel with sufficient skills and experience to properly analyze certain technical accounting issues in accordance with generally accepted accounting principles, and the lack of adequate policies and procedures in certain international locations with respect to preparing journal entries and reconciling certain significant accounts.

As a result of these control deficiencies, management recorded material adjustments to the financial statements during the fiscal year ended May 31, 2005. These control deficiencies related to the financial statement close process affect all of the Company’s significant accounts. These control deficiencies could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Because of the material weaknesses described above, the Company’s management concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2005, based on the criteria in “Internal Control—Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on pages 29 and 30 hereof.

/s/ Edward L. Gallup	/s/ Patrick D. Waddy
Edward L. Gallup	Patrick D. Waddy
Chairman of the Board and Chief Executive Officer	Vice President — Interim Chief Financial Officer and Secretary

                                                RESULTS         29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Board of Directors and Shareholders

Immucor, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing on page 28 hereof, that Immucor, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of May 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Revenue Recognition and Billing Processes.   As of May 31, 2005, material weaknesses existed related to ineffective controls over the Company’s revenue recognition and billing processes resulting from: the lack of controls over the review of all arrangement documentation in order to properly record revenue, the lack of controls over ensuring that all arrangement terms and conditions are known for proper revenue recognition evaluation, and the lack of personnel with sufficient skills and experience to properly record revenue from multi element arrangements.

As a result of these control deficiencies, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended May 31, 2005. These control deficiencies could result in misstatements of revenue, accounts receivable and deferred revenue balances that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Financial Statement Close Process.   As of May 31, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate processes, controls, review and approval procedures to ensure that financial statements and disclosures generated for external purposes are prepared in accordance with generally accepted accounting principles, the lack of personnel with sufficient skills and experience to properly analyze certain technical accounting issues in accordance with generally accepted accounting principles, and the lack of adequate policies and procedures in certain international locations with respect to preparing journal entries and reconciling certain significant accounts.

As a result of these control deficiencies, management recorded material adjustments to the financial statements during the fiscal year ended May 31, 2005. These control deficiencies related to the financial statement close process affect all of the Company’s significant

30         IMMUCOR, INC. ANNUAL REPORT 2005

accounts. These control deficiencies could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated September 13, 2005 on those financial statements.

In our opinion, management’s assessment that Immucor, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Immucor, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of May 31, 2005, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immucor, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005 and our report dated September 13, 2005, and appearing on page 31 hereof, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 13, 2005

                                                RESULTS         31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. and subsidiaries (the “Company”) as of May 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position as of May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal controls over financial reporting.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 13, 2005

32         IMMUCOR, INC. ANNUAL REPORT 2005

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of May 31,
ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$37,107,539	$15,697,082
Short-term investments	1,972,649	—
Accounts receivable, trade (less allowance for doubtful accounts of $1,873,657 in 2005 and $1,330,305 in 2004)	34,629,624	26,533,796
Other receivables	1,112,671	1,235,748
Inventories	21,836,412	20,160,858
Income taxes receivable	222,133	1,102,198
Deferred income taxes	1,568,137	1,545,493
Prepaid expenses and other	2,433,309	2,347,906
Total current assets	100,882,474	68,623,081
LONG-TERM INVESTMENT	—	770,000
PROPERTY, PLANT AND EQUIPMENT - Net	23,034,727	23,034,984
DEFERRED INCOME TAXES	1,845,203	504,908
OTHER ASSETS – Net	1,112,997	1,029,752
DEFERRED LICENSING COSTS - Net	772,240	1,036,904
CUSTOMER LIST - Net	1,140,000	1,225,000
EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	28,825,592	28,192,198
	$157,613,233	$124,416,827

See notes to consolidated financial statements.

                                                  RESULTS       33

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

	As of May 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$148,188	$146,765
Current portion of long-term debt	4,042,295	5,043,450
Current portion of capital lease obligations	426,926	652,363
Accounts payable	8,027,562	8,116,645
Income taxes payable	3,448,502	205,495
Accrued salaries and wages	3,343,894	1,574,758
Deferred income taxes	661,040	439,271
Deferred revenue	4,044,069	1,174,480
Other accrued liabilities	5,794,071	3,009,168
Total current liabilities	29,936,547	20,362,395
BORROWINGS UNDER BANK LINE OF CREDIT AGREEMENTS – Net of current portion	—	146,610
LONG-TERM DEBT – Net of current portion	2,080,713	6,121,751
CAPITAL LEASE OBLIGATIONS – Net of current portion	910,405	947,577
DEFERRED INCOME TAXES	2,285,344	2,763,243
DEFERRED REVENUE	3,514,633	616,252
OTHER LIABILITIES	1,453,240	505,900
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; issued and outstanding 45,525,592 at May 31, 2005 and 45,264,512 at May 31, 2004	4,552,560	4,526,451
Additional paid-in capital	32,691,614	32,798,742
Retained earnings	79,856,954	55,956,052
Accumulated other comprehensive income (loss)	331,223	(328,146)
Total shareholders’ equity	117,432,351	92,953,099
	$157,613,233	$124,416,827

See notes to consolidated financial statements.

34       IMMUCOR, INC. ANNUAL REPORT 2005

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended May 31,
	2005	2004	2003
NET SALES	$144,785,544	$112,557,916	$98,647,794
COST OF SALES	57,540,432	50,487,588	42,939,244
GROSS PROFIT	87,245,112	62,070,328	55,708,550
OPERATING EXPENSES:
Research and development	4,463,430	3,749,158	2,051,055
Selling and marketing	18,227,531	16,181,987	13,834,671
Distribution	8,043,940	8,498,831	6,964,789
General and administrative	18,559,293	11,568,975	10,185,979
Amortization expense and other	699,235	369,361	368,374
	49,993,429	40,368,312	33,404,868
INCOME FROM OPERATIONS	37,251,683	21,702,016	22,303,682
OTHER:
Interest income	623,750	41,039	126,838
Interest expense	(661,641)	(881,527)	(2,406,370)
Other (expense) income, net	766,544	(597,959)	158,318
	728,653	(1,438,447)	(2,121,214)
INCOME BEFORE INCOME TAXES	37,980,336	20,263,569	20,182,468
INCOME TAXES	14,070,682	7,725,763	5,812,711
NET INCOME	$23,909,654	$12,537,806	$14,369,757
INCOME PER SHARE
Per common share	$0.53	$0.28	$0.34
Per common share – assuming dilution	$0.50	$0.27	$0.32

See notes to consolidated financial statements.

                                                 RESULTS         35

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE, MAY 31, 2002	39,000,270	$3,900,029	$16,391,005	$29,056,538	$(5,394,698)	$43,952,874
Exercise of stock options and warrants	4,420,601	442,059	6,887,170	—	—	7,329,229
Tax benefits related to stock options and other	—	—	3,431,181	—	—	3,431,181
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	4,591,888	4,591,888
Hedge loss reclassified into earnings	—	—	—	—	20,548	20,548
Net income	—	—	—	14,369,757	—	14,369,757
Total comprehensive income						18,982,193
BALANCE, MAY 31, 2003	43,420,871	$4,342,088	$26,709,356	$43,426,295	$(782,262)	$73,695,477
Exercise of stock options and warrants	1,846,713	184,671	2,507,474	—	—	2,692,145
Tax benefits related to stock options and other	—	—	3,581,809	—	—	3,581,809
Cash paid for fractional shares from stock split	(3,072)	(308)	103	(8,049)	—	(8,254)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	433,568	433,568
Hedge loss reclassified into earnings	—	—	—	—	20,548	20,548
Net income	—	—	—	12,537,806	—	12,537,806
Total comprehensive income						12,991,922
BALANCE, MAY 31, 2004	45,264,512	$4,526,451	$32,798,742	$55,956,052	$(328,146)	$92,953,099
Exercise of stock options	884,154	88,416	1,469,505	—	—	1,557,921
Expense recognized on options awarded to non-employees	—	—	21,175	—	—	21,175
Stock repurchases and retirements	(622,500)	(62,250)	(7,965,317)	—	—	(8,027,567)
Cash paid for fractional shares from stock split	(574)	(57)	16	(8,752)	—	(8,793)
Tax benefits related to stock options and other	—	—	6,367,493	—	—	6,367,493
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	638,821	638,821
Hedge loss reclassified into earnings	—	—	—	—	20,548	20,548
Net income	—	—	—	23,909,654	—	23,909,654
Total comprehensive income						24,569,023
BALANCE, MAY 31, 2005	45,525,592	$4,552,560	$32,691,614	$79,856,954	$331,223	$117,432,351

See notes to consolidated financial statements.

36         IMMUCOR, INC. ANNUAL REPORT 2005

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$23,909,654	$12,537,806	$14,369,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,015,258	5,824,696	5,144,326
Amortization of other assets	377,555	369,361	368,374
Amortization of debt issue costs	48,629	245,971	449,817
Loss on retirement of fixed assets	700,063	189,348	111,200
Loss on debt retirements	—	924,344	—
Impairment of long-term investment	—	—	230,000
Deferred tax provision (benefit)	(1,634,741)	1,199,353	(601,092)
Provision for doubtful accounts	941,682	206,223	641,996
Gain on sale of long-term investment	(530,000)	—	—
Other	390,937	—	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(8,786,020)	(491,665)	4,056,154
Income taxes	11,195,330	2,799,701	(78,311)
Inventories	(2,015,314)	(3,322,551)	(2,132,654)
Other receivables	140,316	1,072,069	(1,785,881)
Other current assets	(846,484)	321,402	(835,037)
Other long-term assets	(240,670)	(507,754)	72,656
Accounts payable	(143,813)	160,504	143,435
Deferred revenue	5,767,970	935,752	430,086
Other current liabilities	4,249,036	449,654	(510,782)
Other long-term liabilities	946,260	(253,712)	219,773
Total adjustments	17,575,994	10,122,696	5,924,060
Cash provided by operating activities	41,485,648	22,660,502	20,293,817
INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(6,592,936)	(7,106,490)	(5,234,192)
Proceeds from sale of property, plant and equipment	27,710	—	—
Sale of long-term investment	1,300,000	—	—
Surrender of life insurance policy for cash	110,000	—	—
Investments in held-to-maturity marketable debt securities	(1,960,554)	—	—
Cash used in investing activities	(7,115,780)	(7,106,490)	(5,234,192)

See notes to consolidated financial statements.

                                                RESULTS         37

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended May 31,
	2005	2004	2003
FINANCING ACTIVITIES:
Borrowings, net of repayments under line of credit agreements	$(152,625)	$69,940	$(3,351,534)
Borrowings of long-term debt	—	12,000,000	—
Repayments of long-term debt and capital leases	(5,805,509)	(26,472,874)	(11,378,290)
Repurchase of stock	(8,027,567)	—	—
Proceeds from exercise of stock options and warrants	1,582,147	3,299,116	7,865,001
Payment of cash from fractional shares resulting from stock split	(8,793)	(8,254)	—
Payment of debt issue costs	—	(153,080)	(1,050,000)
Cash used in financing activities	(12,412,347)	(11,265,152)	(7,914,823)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(547,064)	224,905	25,955
INCREASE IN CASH AND CASH EQUIVALENTS	21,410,457	4,513,765	7,170,757
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,697,082	11,183,317	4,012,560
CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,107,539	$15,697,082	$11,183,317
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations	$385,018	$938,847	$695,357
CASH PAID DURING THE YEAR FOR:
Interest	$834,363	$1,368,237	$2,525,472
Income taxes	5,352,704	4,655,915	6,950,840

See notes to consolidated financial statements.

38         IMMUCOR, INC. ANNUAL REPORT 2005

IMMUCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – The Company’s principal business activities are the development, manufacture and marketing of immunological diagnostic medical products. The Company operates facilities in North America and Europe.

Consolidation Policy – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (see Note 14 to the consolidated financial statements). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications – Certain prior year balances have been reclassified to conform to the current year presentation, including the classification of certain salary expenses. These reclassifications had no impact on the consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows, but did have an impact on certain captions on the consolidated statements of income. Additionally, the consolidated balance sheets include reclassifications of certain assets under capital lease, presentation of deferred revenues separately from other accrued liabilities and other liabilities, and retroactive adjustments of equity due to a three-for-two stock split. These retroactive adjustments of equity also impacted the consolidated statements of stockholders’ equity, but retroactive adjustments and reclassifications had no impact on the consolidated statements of income or on the consolidated statements of cash flows.

Stock-Based Compensation – The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation expense for the stock option grants. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material, and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations.

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

	For the year ended May 31,
	2005	2004 (1)	2003 (1)
Net income as reported	$23,909,654	$12,537,806	$14,369,757
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	2,066,427	1,111,142	1,317,804
Pro forma net income	$21,843,227	$11,426,664	$13,051,953
Earnings per share as reported:
Per common share	$0.53	$0.28	$0.34
Per common share–assuming dilution	$0.50	$0.27	$0.32
Pro forma earnings per share:
Per common share	$0.48	$0.26	$0.31
Per common share–assuming dilution	$0.46	$0.24	$0.29

Concentration of Credit Risk – Cash and cash equivalents in the Consolidated Balance Sheets includes $36.1 million and $15.7 million at May 31, 2005 and 2004, respectively, representing cash on deposit with high-quality financial institutions, located primarily in the U.S. and Italy. At May 31, 2005, the Company also had short-term investments in high-quality debt securities

                                                RESULTS         39

totaling $3.0 million, of which $2.0 million has been shown separately as Short-term investments, with the remainder, representing those with maturities equal to or less than 90 days, included in Cash and cash equivalents in the Consolidated Balance Sheets.

The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier other than certain instrumentation manufacturers (see Note 11 to the consolidated financial statements) and the joint manufacturer of some of the Company’s monoclonal antibody-based products. The Company believes that its business relationships with its suppliers are excellent.

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

The Company has only one customer for collagen and one customer for the collagen by-product. Sales to these customers are listed as “Net collagen sales” in Note 14 to the consolidated financial statements.

At May 31, 2005 and 2004, the Company’s accounts receivable balance of $34.6 million and $26.5 million, respectively, was 49% and 59% of foreign origin, predominantly European. Some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. Consideration of this risk is made when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers. Factoring of accounts receivable is an additional method used by the Company to mitigate the risk of uncollectibility for certain customers who routinely take longer than one year to pay. Factored receivables are disclosed as other receivables and were $0.9 million and $1.2 million as of May 31, 2005 and 2004, respectively. When an account is factored, the balance of the account is classified as other receivable on the consolidated balance sheet and the factoring fee is charged against revenues on the consolidated statement of income. The factoring fee, totaling approximately $72,000 and $74,000, respectively, for fiscal 2005 and 2004, represents a discount on the related accounts receivable at an effective interest rate of approximately 5.1% and 4.0%, respectively, for fiscal 2005 and 2004. The discount rate is estimated using an effective interest rate over the historical collection period. As collection occurs, the Company recognizes interest income.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments – In the fourth quarter of fiscal 2005, the Company invested in high-quality short-term debt securities, at a discount of approximately $47,000, and has classified these securities as held-to-maturity. The discount is being amortized into income over the maturity periods of the related securities; such amortization is included in interest income. At May 31, 2005, the aggregate carrying value, net of unamortized discount, is approximately $3.0 million, of which approximately $1.0 million has an original maturity of three months or less and is therefore included in cash and cash equivalents. The remaining balance of $2.0 million has an original maturity of greater than three months but less than a year.

Inventories – Inventories are stated at the lower of first-in, first-out cost or market. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventories is reviewed on a quarterly basis. All finished good reagent products which will expire in less than six months are reserved in the period in which this expiration threshold is met. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is reserved in the period in which the product fails QC testing. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventories are physically segregated from useable and saleable inventories and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during fiscal 2005, 2004 or 2003.

Interest Rate Swap – The Company uses interest rate swaps to hedge interest rate risk associated with the cash flows of some of its borrowings. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense as incurred, thereby adjusting the effective interest rate on the underlying obligation. The Company has established strict counter-party credit guidelines and only enters into transactions with financial institutions of investment grade or better. As a result, the Company estimates the risk of counter-party default to be minimal. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives on the balance sheet at fair value, based on dealer quotes. For derivatives designated as hedges, the change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through

40         IMMUCOR, INC. ANNUAL REPORT 2005

earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion, as determined by comparing the terms of the interest rate swap agreements and their designated debt instruments, of a derivative’s change in fair value will be immediately recognized in earnings. At May 31, 2005 and May 31, 2004, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in September 2005, with an initial notional principal amount of $15.0 million that amortizes over the life of the instrument. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The liability to terminate the agreement in the Company’s functional currency was $19,000 and is included in Other accrued liabilities at May 31, 2005; the liability was $157,000 and is included in Other liabilities at May 31, 2004. See Note 3 to the consolidated financial statements.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investment and accounts payable approximate their fair values. The fair values of the Company’s long-term debt approximate the reported amounts in the accompanying consolidated balance sheets as their interest rates approximate the May 31, 2005 and 2004 market rates for similar debt instruments.

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

Excess of Cost Over Net Assets Acquired – Excess of cost over net assets acquired comprises the cost of purchased businesses in excess of values assigned to net tangible assets received, and was being amortized using the straight-line method over 20 to 30 years. Accumulated amortization at May 31, 2005 and 2004 was $7.4 million and $7.3 million respectively. Effective June 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives. The Company believes that the carrying value of the recorded long-lived assets is not impaired.

Long-Term Investment and Other Long-Lived Assets – On November 10, 2004, the Company sold its common stock investment in Lionheart Technologies, Inc. (“Lionheart”), a long-term investment which was being accounted for using the cost method and had a carrying value of $770,000 on the date of sale. In exchange, the Company received $1.3 million in cash from the purchaser, Bio-Tek Instruments, Inc., a wholly owned subsidiary of Lionheart. Accordingly, the Company recorded a gain of $530,000 included in Other Income (Expense) in the Consolidated Statements of Income for the year ended May 31, 2005. See Note 11 to the consolidated financial statements.

The Company evaluates long-lived assets for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the undiscounted cash flows and the carrying amount of the assets. In fiscal 2003, the Company evaluated the carrying value of the long-term investment in Lionheart Technologies and estimated that the undiscounted cash flows indicated impairment. An impairment loss of $230,000 was charged to other expense included in Other – Net in the Consolidated Statement of Income for the year ended May 31, 2003.

Deferred Costs – Deferred licensing costs primarily consist of distribution rights for the Company’s complete line of reagents purchased from its Canadian distributor, Immucor Canada, Inc., on September 1, 1998, and are being amortized using the straight-line method over ten years. The remaining balance is attributed to license fees for cell lines acquired in the purchase of Gamma Biologicals, Inc. (“Gamma”). Once a product is developed from a cell line, the related license fee is amortized over the term of the respective agreement, generally five years. Accumulated amortization related to deferred licensing costs at May 31, 2005 and 2004 was $1.8 million and $1.5 million, respectively.

Costs and fees associated with the Company’s bank line of credit agreements and debt obligations are included in other assets in the accompanying consolidated balance sheets and are amortized over the term of the related debt agreements. In the third quarter of fiscal 2004, the Company wrote off $924,000 in unamortized deferred financing costs as a result of the repayment and cancellation of the associated debt. During the last half of fiscal 2004, an additional $132,000 in deferred financing costs was recorded, associated with the Company’s new credit facility with SunTrust Bank (see Note 3 to the consolidated financial statements). Total net deferred loan costs as of May 31, 2005 and 2004 were approximately $78,000 and $150,000, respectively. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of income. Amortization related to deferred costs totaled approximately $49,000, $246,000 and $450,000 for the years ended May 31, 2005, 2004 and 2003, respectively.

                                                RESULTS         41

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates, except for the equity accounts which are reported at historical amounts. Income statement amounts have been translated using the average exchange rates for each year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The effect of foreign currency transaction gains and losses has been recorded in the accompanying Consolidated Statements of Income. In 2005, 2004, and 2003 the Company recorded foreign currency transaction gains of approximately $541,000, $491,000, and $697,000, respectively. For fiscal 2005, the fluctuation of the Euro weighted average exchange rate increased net sales by approximately $2.5 million. A ten percent change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales by approximately $3.8 million.

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

•   Reagent sales

Revenue from the sale of the Company’s reagents in the U.S. market is recognized upon shipment when both title and risk of loss transfer to the customer upon shipment. Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•   Human collagen and collagen by-product sales

Revenue from the sale of the Company’s human collagen product and from the sale of by-products of collagen is recognized upon shipment and either passage of a 10-day inspection period (or, for by-products of collagen, passage of a 30-day inspection period) or upon receipt of notification of customer acceptance. In accordance with a revenue-sharing agreement between the Company and the Company’s human collagen customer, revenue from the sale of collagen by-products is allocated 66.7% to the Company and 33.3% to the collagen customer.

•   Medical instrument sales

Revenue from the sale of the Company’s medical instruments is generally recognized upon shipment and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

The Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training), the subsequent servicing of the instrument during the first year, reagent products provided to the customer during the validation period and, in some cases, price guarantees for consumables purchased during the contract period and/or a software interface to be provided to the customer. The Company has determined the fair value of certain of these elements, such as training, validation reagents, and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation and/or provision of a software interface based on the terms of the related agreement. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training, validation reagents, and service is allocated to the instrument itself. The fair value of at least one customer training session is recognized as revenue when the instrument itself is recognized provided the training has been provided. If multiple sessions are contractually provided for, and not all training has been complete at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of reagent products provided to the customer during the validation period is also recognized when the instrument itself is recognized. The fair value of first year service is deferred and recognized over the first year of the contract. The Company believes it not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the guarantee period. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease

42         IMMUCOR, INC. ANNUAL REPORT 2005

payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the fiscal quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

•     Sales subject to a plan of factoring

Sales subject to a plan of factoring are recorded at their net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly as an additional reduction of sales revenue.

Shipping and Handling Revenues and Costs – The amounts charged to customers for shipping and handling of orders are classified as revenue and reported in the statement of income as net sales as invoiced. The cost of handling customer orders and the cost of shipments are reported in the operating cost section of the statements of income as distribution expense as incurred. The cost of handling customer orders and the cost of shipments were approximately $8.0 million, $8.5 million and $7.0 million for the years ended May 31, 2005, 2004 and 2003, respectively.

Earnings Per Share – All earnings per share amounts reflect the December 2004, July 2004, November 2003 and September 2002 three-for-two stock splits. See Note 7 to the consolidated financial statements.

Accounts Receivable, Trade – Trade receivables at May 31, 2005, totaling $34.6 million, and at May 31, 2004, totaling $26.5 million, are net of allowances for doubtful accounts of $1.9 million and $1.3 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of its customers to make required payments. The Company’s current policy for its North American affiliates, based on historical collection experience, is to provide an allowance of 2% of domestic third-party gross receivables and an allowance of 10% of international third-party gross receivables. The Company’s current policy for all other affiliates, based on historical collection experience, is to provide an allowance of 4% of all third-party gross receivables. In addition, any third-party invoices over three years old are fully provided for in the allowance. At May 31, 2005, the allowance is approximately 5.1% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts. If the financial condition of any of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Advertising Costs – The amounts for advertising are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expense was $0.4 million, $0.7 million, and $0.4 million for the years ended May 31, 2005, 2004 and 2003, respectively.

Impact of Recently Issued Accounting Standards – In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . “ SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact SFAS No. 151 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this new statement will have a material impact on its financial statements.

                                                RESULTS         43

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). Generally, the approach in SFAS No.
123(R) is similar to the approach described in Statement 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. The Company expects to adopt SFAS 123(R) in its first interim period of fiscal 2007 using the modified retrospective transition method whereby prior period results are restated to reflect the impact of adoption of SFAS 123(R) and have concluded that SFAS 123(R) will have a material impact on our financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed in the table above for fiscal 2005, 2004 and 2003. Actual results in future years, however, may differ from the pro forma results reflected above due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact FIN 47 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

44         IMMUCOR, INC. ANNUAL REPORT 2005

2.                  BALANCE SHEET DETAIL

	May 31,
	2005	2004
Inventories:
Raw materials	$5,710,331	$5,204,792
Work in process	2,946,336	3,471,433
Finished goods, goods purchased for resale, and supplies	13,179,745	11,484,633
	$21,836,412	$20,160,858
Property, plant and equipment:
Assets owned:
Land	$336,097	$357,778
Buildings and improvements	7,669,308	7,452,252
Leasehold improvements	4,217,429	3,497,954
Furniture and fixtures	2,865,185	2,636,458
Machinery and equipment	35,622,786	31,429,690
	50,710,805	45,374,132
Less accumulated depreciation	(29,292,444)	(24,399,928)
Property, plant and equipment – net	21,418,361	20,974,204
Assets under capital lease:
Furniture and fixtures	17,763	141,064
Machinery and equipment	2,266,197	2,619,980
	2,283,960	2,761,044
Less accumulated depreciation	(667,594)	(700,264)
Assets under capital lease – net	1,616,366	2,060,780
Property, plant and equipment – net	$23,034,727	$23,034,984

3.                  BANK LINE OF CREDIT AGREEMENTS AND DEBT OBLIGATIONS

	May 31,
	2005	2004
Primary Obligations
Term Loan (interest rate ranging from LIBOR plus 1.0% to LIBOR plus 1.75% maturing December 2006)	$6,000,000	$11,000,000
Secondary Obligations
Line of credit – Spanish subsidiary (denominated in Euros at an interest rate of 4.5% maturing in March 2005)	—	146,765
Line of credit – Spanish subsidiary (denominated in Euros at an interest rate of EURIBOR plus 0.45% maturing in June 2005)	148,188	146,610
Mortgage note payable – Belgian subsidiary (denominated in Belgian Francs at an interest rate of 6.25% maturing in November 2007)	123,008	165,201
	6,271,196	11,458,576
Less current portion	(4,190,483)	(5,190,215)
	$2,080,713	$6,268,361

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

                                                RESULTS         45

At May 31, 2005, there was $15.0 million in funds available under the U.S. line of credit. The commitment fee on the unused borrowings is 0.125%.

The Company’s agreement with its principal lender contains certain financial and other covenants that, among other things, limit annual capital expenditures, limit payment of cash dividends and the repurchase of stock, limit the incurrence of additional debt, and require the maintenance of certain financial ratios.

The Company has an interest rate swap agreement, maturing in December 2005, with its principal lender. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $20,500 and $20,500 was reclassified from comprehensive income (loss) to earnings as interest expense for the years ended May 31, 2005 and 2004, respectively, and approximately $138,000 and $266,000 was charged directly to interest expense for the years ended May 31, 2005 and 2004, respectively. The remaining balance of approximately $10,500 will be amortized over the remaining term of the loan. See Note 1 to the consolidated financial statements.

Secondary Obligations

At May 31, 2005, the Company had approximately $148,000 in funds available under the Spanish line of credit agreements. At May 31, 2005, the Italian subsidiary had available borrowing capacity of approximately $185,235 under a line of credit.

Upon the acquisition of Immucor Benelux, the Company assumed a mortgage note that is collateralized by a first lien on Immucor Benelux’s land and building. The approximate carrying value of the land and building is $653,000. Immucor Benelux also has $612,000 in line of credit agreements denominated in Euro with one Belgian bank. At May 31, 2005, the Company had $612,000 available under these line of credit agreements, which are guaranteed by the Company.

Aggregate maturities of all long-term obligations and lines of credit for each of the next five years are as follows:

Year Ending May 31:
2006	$4,190,483
2007	2,045,055
2008	35,658
$6,271,196

4.                  CAPITAL LEASE OBLIGATIONS

	May 31,
	2005	2004
Machinery and equipment related to the telephone system bearing an interest rate of 7.93% with a maturity date of December 2008	$116,518	$147,491
Instruments at customer sites—German subsidiary, bearing interest at 2.2% and with a maturity date of October 2005	21,250	95,527
Instruments at customer sites—Spanish subsidiary, bearing interest rates ranging from 5.18% to 8.5% and with maturity dates ranging from June 2008 to September 2009	1,134,521	934,921
Instruments at customer sites—Italian subsidiary, bearing interest rates ranging from 2.5% to 2.75% and with maturities ranging from August 2005 to February 2006	65,042	395,548
Manufacturing equipment, bearing interest at rates ranging from 5.46% to 9.89% and with maturities ranging from April 2003 to September 2005	—	9,404
Office furniture and build-outs for facility expansion, bearing interest at rates ranging from 5.6% to 7.63% and with maturities ranging from January 2003 to December 2004	—	17,049
	1,337,331	1,599,940
Less current portion	(426,926)	(652,363)
	$910,405	$947,577

All of the above capital lease obligations are collateralized by the indicated assets. Amortization on related assets is included in depreciation expense.

46         IMMUCOR, INC. ANNUAL REPORT 2005

Aggregate maturities of capital leases for each of the next five years are as follows:

Year Ending May 31:
2006	$426,926
2007	348,201
2008	348,225
2009	174,745
2010	39,234
Thereafter	—
$1,337,331

Total imputed interest to be paid out under existing capital leases as of May 31, 2005 is approximately $93,000.

5.                  COMMON STOCK

Immucor distributed a three-for-two stock split, affected in the form of a 50% stock dividend on November 14, 2003 to the shareholders of record on October 24, 2003, which resulted in the issuance of 6,542,601 shares of common stock, net of 2,048 fractional shares for which cash dividends were paid. On June 1, 2004, the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004. The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, affected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004. The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid. The stock splits were the fifth, sixth and seventh for the Company since its initial public offering in December 1985. Previously, the Company implemented a three-for-two split in 2002, a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the impact of the above stock splits.

At May 31, 2005, 5,275,704 shares of common stock were reserved for future issuance upon exercise of previously granted stock options.

In connection with the acquisition of Medichim, S.A. and Immunochim, s.a.r.l. (now Immucor Benelux), the Company issued to the seller an option to acquire, in whole or in part, 337,500 shares of Immucor stock at $2.65 per share in a transaction exempt under Section 4(2) of the Securities Act. The 337,500 options became exercisable at the rate of 33% per year commencing March 2001, expire in fiscal year 2010, and were valued at $310,000 at the date of the acquisition and included in goodwill. During June 2002, all 337,500 options were fully exercised.

As part of the acquisition of Dominion Biologicals, Limited, in December 1996, the Company issued to the sellers five- and ten-year warrants to acquire, in whole or in part, 1,614,656 and 506,250 shares of Immucor stock at $3.56 and $3.55 per share, respectively. These warrants became exercisable one year after the issuance date, with the five-year warrants expiring in December 2001 unexercised and the ten-year warrants expiring in 2006. Immucor filed a registration statement on Form S-3 in May 1999 with the Securities and Exchange Commission covering the issuance of the shares to be issued upon exercise of these warrants. By the end of fiscal 2004, all 506,250 of the ten-year warrants had been exercised and none were outstanding.

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

                                                RESULTS         47

reservations of shares of common stock for purposes other than the rights plan shall take precedence and be superior to any reservation of shares in connection with or under the rights plan.

The Company instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. During the year ended May 31, 2005, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. An aggregate of 1,002,750 shares remain available for repurchase under the program.

6.                  STOCK OPTIONS

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor’s stock plans, as described below, and related prices per share have been retroactively adjusted, for comparability purposes, to reflect the three-for-two stock splits distributed in December 2004, July 2004, November 2003 and September 2002.

The Company has various stock option plans that authorize the Company’s Stock Option Committee to grant employees, officers and directors options to purchase shares of the Company’s common stock. Exercise prices of stock options are determined by the Stock Option Committee and, with the exception of those awarded to new employees in fiscal 2005, have been the fair market value at the date of the grant.

The Company’s 1990 Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 3,796,875 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 1995 Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 5,352,186 shares of the Company’s common stock including an amendment by the Board of Directors in fiscal 2003 to increase shares allocated. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 1998 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 5,062,500 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company’s 2003 Non-Incentive Stock Option Plan authorizes the grant of options to employees, officers and directors for up to 1,650,000 shares of the Company’s common stock. All options have 10-year terms and vest and become fully exercisable 50% at the end of two years, 25% at the end of three years, and 25% at the end of four years of continued employment.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material, and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations.

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

	2005	2004	2003
Risk-free interest rate	4.00%	3.68%	3.93%
Expected life (years)	8.0	8.0	8.0
Expected volatility	68.4%	68.6%	71.4%
Expected dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. See Note 1 to the consolidated financial statements for pro forma presentation.

48         IMMUCOR, INC. ANNUAL REPORT 2005

The Company is authorized to issue up to 5,275,704 shares of its common stock under various employee and director stock option arrangements. Options granted under these plans become exercisable at various times and, unless exercised, expire at various dates through fiscal 2015. Transactions involving these stock option arrangements are summarized as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at May 31, 2002	9,158,660	$0.50 - $ 3.34	$1.47
Granted	269,157	$3.73 - $ 6.60	$4.83
Exercised	(3,386,340)	$0.59 - $ 2.87	$1.53
Forfeited	(92,003)	$0.55 - $ 2.45	$1.35
Outstanding at May 31, 2003	5,949,474	$0.50 - $ 6.60	$1.60
Granted	1,031,153	$6.10 - $ 9.90	$8.78
Exercised	(1,795,457)	$0.50 - $ 3.03	$1.46
Forfeited	(112,985)	$0.53 - $ 6.60	$2.05
Outstanding at May 31, 2004	5,072,186	$0.50 - $ 9.90	$3.11
Granted	281,321	$12.73 - $31.61	$28.41
Exercised	(902,621)	$0.50 - $ 5.93	$1.67
Forfeited	(276,616)	$0.50 - $14.42	$2.68
Outstanding at May 31, 2005	4,174,270	$0.53 - $31.61	$5.11

At May 31, 2005, 2004, and 2003, options for 2,023,521, 1,984,638 and 1,853,618 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $1.66, $1.61 and $1.78, respectively. At May 31, 2005, 1,101,434 shares of common stock were available for future grants. The weighted average grant date fair value of options granted during fiscal 2005 was $12.74 for those granted at market value, $16.36 for those granted at above market value, and $14.06 for those granted at below market value. The weighted average grant date fair value of options granted during fiscal 2004 and 2003 were $6.46 and $5.00, respectively — all were granted at market value.

The following table as of May 31, 2005 sets forth by group of exercise price ranges, the number of shares, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.00 - $ 1.00	188,110	$0.54	6.1	76,097	$0.54
1.01 - 2.00	2,468,259	1.54	5.3	1,841,104	1.60
2.01 - 4.00	131,728	2.96	5.5	86,162	2.83
4.01 - 8.00	277,504	5.75	7.9	20,158	5.59
8.01 - 16.00	849,954	9.24	8.8	—	—
16.01 - 32.00	258,715	29.35	9.8	—	—
	4,174,270	$5.11	6.5	2,023,521	$1.66

                                                RESULTS         49

7.                  EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share – assuming dilution in accordance with SFAS No. 128, Earnings per Share.

	Year Ended May 31,
	2005	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$23,909,654	$12,537,806	$14,369,757
Denominator:
For basic earnings per share - weighted average shares	45,132,434	44,257,673	42,303,905
Effect of dilutive stock options and warrants	2,434,330	2,736,276	3,168,138
Denominator for diluted earnings per share -
Adjusted weighted-average shares	47,566,764	46,993,949	45,472,043
Earnings per common share	$0.53	$0.28	$0.34
Earnings per common share - assuming dilution	$0.50	$0.27	$0.32

The effect of 29,549, 870,503 and 16,875 out-of-the-money options and warrants were excluded from the above calculation, as inclusion of these securities would be anti-dilutive, for the years ended May 31, 2005, 2004 and 2003, respectively.

8.                  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases domestic office, warehousing and manufacturing facilities under an operating lease agreement expiring in fiscal 2017 with a right to renew for an additional five years. The Company leases an additional domestic warehousing facility under an operating lease agreement expiring in fiscal 2008 with a right to renew for an additional five years. The Company leases foreign office, manufacturing and warehouse facilities and automobiles under operating lease agreements expiring at various dates through fiscal 2010. Total rental expense, principally for office, manufacturing and warehouse space, was $2,240,000 in fiscal 2005, $1,896,000 in fiscal 2004, and $1,156,000 in fiscal 2003.

In Germany, the office facility is leased from a company owned by the family of a former officer. Rental payments under this lease were $258,000, $244,000 and $170,000 for fiscal 2005, 2004 and 2003, respectively, and are believed to be at fair market value.

In fiscal 2005, the Company received a cash incentive totaling $136,000 regarding its domestic office, warehousing and manufacturing facilities. This incentive was accounted for as deferred rent and is being amortized over the term of the lease. The current portion of this incentive ($12,000 at May 31, 2005) is included in other accrued liabilities; the remaining unamortized portion is included in other liabilities. This lease also contained a leasehold improvement incentive allowing for a maximum reimbursement of $1.4 million. A reimbursement check totaling $984,000 was received in June 2005 for improvements incurred and submitted to the landlord in fiscal 2005 for reimbursement. Accordingly, this reimbursement was accrued as a receivable at May 31, 2005 and is included in prepaid expenses and other. Leasehold improvement reimbursements are recorded as deferred rent and amortized as reductions of rent expense over the term of the lease.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2005:

Year Ending May 31:
2006	$2,279,961
2007	2,151,006
2008	1,903,824
2009	1,653,788
2010	896,122
Thereafter	—
$8,884,701

The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

50         IMMUCOR, INC. ANNUAL REPORT 2005

Other Commitments

In January 2004, the Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of its third generation automated assay instrument, the Galileo Echo™. The cost of development under this agreement totaled $1.6 million in fiscal 2005 and $0.8 million in fiscal 2004. In accordance with the terms of the agreement, the Company issued a purchase order for 100 units upon acceptance of the engineering model in late fiscal 2005. In November 2004, an amendment to the original agreement was signed, stipulating that upon receipt of the last unit of the initial 100 unit purchase order, the Company will have been deemed to issue a purchase order for an additional 100 units. There is no minimum purchase requirement to maintain exclusivity. See Note 11 to the consolidated financials statements.

In September 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and manufactures the fully automated analyzer known as the Galileo. In order to maintain exclusive European distribution rights, the Company must purchase 250 instruments by the end of fiscal 2007, the end of the five-year period beginning with the first shipment of production instruments. If the Company purchases less than 250 instruments over the period, it will be allowed to negotiate a good faith extension. The Company met this purchase requirement in fiscal 2005. The Company purchased Galileo instruments totaling approximately $3.5 million, $9.4 million, and $9.0 million in fiscal 2005, 2004 and 2003, respectively. The Company has outstanding purchase commitments to Celliance, Ltd. (formerly Serologicals, Inc.), totaling approximately $5.8 million, for some of the Company’s monoclonal antibody based products to be purchased over the next three years ($1.7 million in fiscal 2006, $1.9 million in fiscal 2007 and $2.1 million in fiscal 2008). The Company purchased approximately $1.4 million and $2.5 million in fiscal 2005 and 2004, respectively, in monoclonal antibody based products.

In April 2003, Immucor, Inc. and Bio-Tek Instruments Inc., the manufacturer of Immucor’s ABS2000 fully automated blood bank instrument, announced the signing of an agreement with the University of Vermont to commercialize an in-vitro diagnostic test to measure platelet markers useful in anti-platelet pharmacological drug development and potentially to improve real-time treatment of cardiovascular disease. The assay will be useful in determining the risk associated with increased platelet activity (thrombotic occlusion of vessels, which can lead to a myocardial infarct) and decreased reactivity (excess bleeding) and for the prediction of coronary artery and cerebrovascular disease in patients without a previous disease history. The Company spent approximately $0.1 million in fiscal 2004, and although there were no expenditures in fiscal 2005, the Company expects to spend an additional $40,000 in fiscal 2006 and an additional $60,000 in fiscal 2007.

In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company offers several instrument procurement options, including third-party financing leases, direct sales and reagent rental agreements under which the Company recovers the cost of the instrument through increased reagent pricing. In connection with certain third party financing leases of the Company’s automated systems, the third party lessor’s customers are committed to purchasing reagent products exclusively from the Company. If the Company is unable to supply such products, this could represent a breach of the Company’s agreement with the third party financing company. See additional commitments in Note 11 to the consolidated financial statements.

Contingencies

As previously reported by the Company in a November 2004 press release and in subsequently-filed SEC periodic reports, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, became the subjects of a criminal investigation in Milan, Italy. The investigation centers on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. This development prompted the Company to initiate an internal investigation, which was conducted by the Audit Committee of the Board of Directors. The internal investigation determined that the physician rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003; the Company paid the physician 13,500 Euro in April 2004 for those services; and the payment was not improper. However, the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act. In November 2004 the Company voluntarily reported this violation to the SEC. The internal investigation also addressed six payments to another physician in 1998, 1999 and 2000 totaling approximately $47,000. Based on the investigation it appears those payments may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.

The Company has made three voluntary submissions to the SEC, some of the Company’s officers and one of the Company’s directors have voluntarily testified, and the Company continues to cooperate with the SEC. The SEC has issued a formal investigative order in the matter, but has yet to express to the Company any conclusions about the ultimate outcome of its investigation. The Company has also had discussions with the Italian prosecutor concerning his investigation, but he has not expressed to the Company any conclusions about the ultimate outcome of the investigation. The Italian investigation is continuing and has been expanded to several other companies not related to Immucor, which may delay the closure of this matter in Italy. No

                                                RESULTS         51

determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

The Company is aware of seven class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers with respect to alleged violations of the securities laws. All of the actions essentially duplicate one another, pleading essentially the same allegations. The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that the Company misrepresented that its financial statements and disclosures during portions of the 2005 calendar year fairly and accurately reflected the Company’s results of operations, which allegedly resulted in the purchase of the Company’s common stock by at artificially inflated market prices. The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation. The Company believes that each of the lawsuits is without merit, and intends to defend each of these lawsuits vigorously. While the Company does not currently expect these matters to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

In October 2004, the Company initiated an internal investigation into the matter discussed above regarding its Italian subsidiary. The Company had already identified certain deficiencies in internal control over financial reporting in that subsidiary in connection with its preparation for Sarbanes-Oxley Section 404 internal control assessment, and was in the process of strengthening those internal controls at the time the internal investigation was initiated. That process was accelerated in connection with the internal investigation, and the Company has now undertaken a thorough review of the books and records of the Italian subsidiary. That review identified a number of improperly recorded transactions which resulted in a charge of approximately $0.7 million, of which $0.5 million, $0.1 million and $0.1 million is included in Amortization and other, Selling and marketing, and Cost of sales, respectively, in the Consolidated Statements of Income for the three months ended November 30, 2004. Included in the $0.7 million charge were estimates for interest and penalties on unpaid value-added taxes owed to the Italian government. Upon further review during the quarter ended February 28, 2005, the Company determined that the amount of unpaid VAT owing was lower than previously estimated resulting in lower penalties and that some of the improperly recorded transactions were thefts by a previously terminated employee that could be recovered from our insurance company and therefore recorded a $0.2 million reduction in expenses in Amortization and other in the Consolidated Statements of Income for the three-months ended February 28, 2005.

9.      INCOME TAXES

Sources of income before income taxes are summarized below:

	Year Ended May 31,
	2005	2004	2003
Domestic Operations	$31,710,051	$19,031,785	$19,042,237
Foreign Operations	6,270,285	1,231,784	1,140,231
Total	$37,980,336	$20,263,569	$20,182,468

The provision for income taxes is summarized as follows:

	Year Ended May 31,
	2005	2004	2003
Current:
Federal	$12,978,337	$5,293,703	$6,114,270
Foreign	1,908,331	1,044,487	398,587
State	1,377,024	760,412	583,210
	16,263,692	7,098,602	7,096,067
Deferred:
Federal	(2,616,702)	687,042	(1,181,916)
Foreign	504,584	(492,158)	100,926
State	(80,892)	432,277	(202,366)
	(2,193,010)	627,161	(1,283,356)
Income taxes	$14,070,682	$7,725,763	$5,812,711

52         IMMUCOR, INC. ANNUAL REPORT 2005

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s Spanish subsidiary had net operating loss carry-forwards for income tax purposes of approximately $123,000, which begin to expire in 2015. The Company’s German subsidiary had net operating loss carry-forwards for income tax purposes of approximately $24,000, which do not expire. Based on an assessment of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the Spanish net operating loss carry-forward and tax benefit and, as a result, a deferred tax valuation allowance has been recorded against this deferred tax asset.

The tax effects of significant items comprising the Company’s net deferred tax asset (liability) at May 31, 2005 and 2004 are as follows:

	Year Ended May 31,
	2005	2004
Deferred tax liabilities:
Amortization	$(1,662,454)	$(1,562,710)
Depreciation	(865,244)	(1,386,195)
Other	(637,813)	(351,225)
Deferred tax assets:
Reserves not currently deductible	3,466,141	1,304,350
Operating loss carry-forwards	146,817	961,241
Uniform capitalization	142,502	148,140
	589,949	(886,399)
Valuation allowance	(122,993)	(265,714)
Net deferred tax asset (liability)	$466,956	$(1,152,113)

Deferred taxes are not provided for temporary differences of approximately $8,416,000, $5,039,000 and $4,178,000 as of May 31, 2005, 2004 and 2003, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company is currently evaluating the impact on its consolidated financial position and disclosures from new U.S. tax legislation, the American Jobs Creation Act of 2004, signed into law on October 22, 2004. The new law provides an opportunity to repatriate up to $10,600,000 of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. The Company expects to make a decision on implementation in the first half of fiscal 2006. Any impact from this legislation has not been reflected in the amounts shown as permanently reinvested.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2005	2004	2003
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	1	2
Extraterritorial income exclusion/foreign sales corporation commissions	(1)	(2)	(2)
Difference in effective income tax rates of other countries	1	—	1
Excess of cost over tangible assets acquired – net	(1)	—	—
Change in deferred tax valuation allowance	—	1	(9)
Other	—	3	2
	37%	38%	29%

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $6,367,493, $3,581,809 and $3,431,181 in fiscal 2005, 2004 and 2003, respectively. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

In fiscal 2004, a true up of the estimated tax benefit of the 2003 European restructure and adjustments for misapplication of Texas franchise tax rules for fiscal years 2002 and 2003 added $0.1 million and $0.3 million, respectively, to income tax expense. In addition, a reserve of $225,000 was established to recognize that the Company’s state and local tax planning has become less effective due to increasingly conservative positions taken by the various taxing authorities. The Company added approximately

                                                RESULTS         53

$907,000 to this reserve in fiscal 2005. The reserve was increased largely due to the significant changes in the state tax legislative landscape in particular, in our headquarter state of Georgia. Georgia House Bill 191 was signed into law in April 2005 as a corporate tax reform bill and gives the state express authority to invalidate related party business transactions as part of a growing national trend which continued to build momentum in 2005. Moreover, these legislative changes have been the basis for the clear shift in the level of scrutiny of related party transactions by state taxing authorities even those not expressly covered by the statutory language.

In fiscal 2005, the Company claimed credits for qualified research and development activities performed during the years 2001 through 2005 of approximately $622,000. The Company has recorded a $187,000 reserve, approximately 30% of the credits claimed.

10.            TECHNOLOGY RIGHTS

In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Blood Center of Greater Kansas City royalties equal to 4% of the net sales through August 26, 2006 from products utilizing the technology. Royalties under this agreement amounted to approximately $523,000, $451,000 and $463,000 in fiscal 2005, 2004 and 2003, respectively.

11.            INSTRUMENT DEVELOPMENT AND MANUFACTURING AGREEMENTS

The Company has identified the need for a fast, lightweight, fully automated instrument, and on January 19, 2004, entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of such an instrument. This third generation assay instrument, the Galileo Echo™, is targeted to serve the small- to medium-sized hospital market, the largest segment of the Company’s customers numbering approximately 5,000 to 6,000 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The Galileo Echo™ is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The cost of development totaled $0.8 million and $1.6 million in fiscal 2004 and fiscal 2005, respectively, and is expected to total approximately $2.0 million in fiscal 2006. The Company accepted the manufacturer’s engineering model in fiscal 2005, whereupon the Company was deemed to issue a purchase order for 100 units. In accordance with the November 2004 amendment to the instrument purchase agreement, once the last of these units have been received the Company will be deemed to issue a purchase order for an additional 100 units. There is no minimum purchase requirement to maintain exclusivity. The Company expects to launch the instrument in Europe in the summer of 2006.

In September 1999, the Company entered into a manufacturing and development agreement with Stratec Biomedical AG (“Stratec”), headquartered in Germany. Under the agreement, Stratec has developed and is manufacturing a fully automated analyzer utilizing the Company’s Capture technology known as the Galileo which was initially targeted to the European community and has now begun to be marketed to customers in the U.S., Canada and Japan. The instrument is marketed exclusively to hospital transfusion laboratories and blood donor centers, for patient and donor blood typing and antibody screening and identification. In order to maintain exclusive European distribution rights, the Company must purchase 250 instruments by the end of fiscal 2007, the end of the five-year period beginning with the first shipment of production instruments. If the Company purchases less than 250 instruments over the period it will be allowed to negotiate a good faith extension. The Company met this purchase requirement in fiscal 2005.

The Company contracted with Bio-Tek Instruments, Inc. for the development of a fully automated, “walk-away”, blood bank analyzer. Known as the ABS2000, the analyzer utilizes the Company’s patented Capture technology and is being marketed in Europe and the United States to hospital transfusion laboratories for patient testing. Under the terms of the 15-year agreement, the Company reimburses Bio-Tek Instruments, Inc. for its development costs, and the Company is granted worldwide marketing rights to sell the instrument for use in the human clinical diagnostic market for testing of human blood or blood components with centrifugation. Bio-Tek Instruments, Inc. may sell the product in other markets paying the Company up to a 4% royalty of the selling price. To date, Bio-Tek has not exercised this option. To maintain the exclusive worldwide marketing rights the Company was required to purchase 250 instruments over a six-year period beginning with the delivery of the first production instrument that occurred in fiscal 1997. The Company did not meet this requirement but does not view the loss of exclusivity as detrimental due to the fact that the ABS2000 is designed to work solely with the Company’s proprietary reagents. On July 31, 2002, the Company entered into a $3.3 million instrument purchasing agreement with Bio-Tek for developmental work and fifty ABS2000 instruments. The Company met this purchase requirement in fiscal 2004.

In fiscal 2005, 2004 and 2003, the Company incurred and expensed approximately $1,614,000, $923,000 and $388,000, respectively, in instrument research and development costs.

54         IMMUCOR, INC. ANNUAL REPORT 2005

12.            RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined in the Plan document. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2005, 2004 and 2003, the Company’s matching contributions to the plan were approximately $336,000, $269,000 and $225,000, respectively. Effective January 1, 2005, employees vest immediately in the Company’s matching contributions. Prior to this date, vesting in the Company’s matching contributions was based on years of continuous service.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. During the years ended May 31, 2005, 2004 and 2003, the Company’s matching contributions to the plan were approximately $58,000, $59,000 and $56,000, respectively.

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	Net Sales	Gross Profit (1)(2)	Income from Operations (1)(2)	Net Income (2)	Earnings Per Common Share (3)	Earnings Per Common Share - Assuming Dilution (2)(3)
Fiscal Year Ended
May 31, 2005
First Quarter	$32,102	$18,312	$8,105	$4,949	$0.11	$0.10
Second Quarter	32,640	18,321	6,648	4,209	$0.09	$0.09
Third Quarter	37,982	23,866	9,658	6,224	$0.14	$0.13
Fourth Quarter	42,062	26,746	12,841	8,528	$0.19	$0.18
	$144,786	$87,245	$37,252	$23,910	$0.53	$0.50
May 31, 2004
First Quarter	$27,262	$15,158	$5,858	$3,676	$0.09	$0.08
Second Quarter	27,207	15,056	5,694	3,442	$0.08	$0.07
Third Quarter	27,876	14,714	4,268	2,038	$0.05	$0.04
Fourth Quarter	30,213	17,142	5,882	3,382	$0.07	$0.07
	$112,558	$62,070	$21,702	$12,538	$0.28	$0.27

(1)             Certain prior year balances have been reclassified to conform to the current year presentation. See Note 1 to consolidated financial statements.

(2)             Results for the third quarter of fiscal 2005 have been retroactively adjusted to reflect an accrual of employee bonuses recorded at May 31, 2005 for which a portion were earned in the third quarter.

(3)             All share and per share amounts have been retroactively adjusted to reflect the December 2004, July 2004 and November 2003 three-for-two stock splits.

                                                RESULTS         55

14.    DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in thousands):

	Year Ended May 31, 2005
	U.S.	Germany	Italy	Canada	Other (1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$88,616	$11,674	$11,637	$8,095	$8,778	$—	$128,800
Affiliates	9,237	2,199	—	245	139	(11,820)	—
Subtotal	97,853	13,873	11,637	8,340	8,917	(11,820)	128,800
Net instrument sales:
Unaffiliated customers	6,250	2,578	927	170	2,589	—	12,514
Affiliates	937	4,612	15	—	2	(5,566)	—
Subtotal	7,187	7,190	942	170	2,591	(5,566)	12,514
Net collagen sales:
Unaffiliated customers	3,472	—	—	—	—	—	3,472
Affiliates	—	—	—	—	—	—	—
Subtotal	3,472						3,472
Total	108,512	21,063	12,579	8,510	11,508	(17,386)	144,786
Depreciation	3,231	970	1,657	259	898	—	7,015
Amortization	378	—	—	—	—	—	378
Income from operations	31,548	2,169	(11)	3,217	355	(26)	37,252
Interest expense	(366)	(5)	(253)	23	(74)	13	(662)
Interest income	31	36	567	—	3	(13)	624
Income tax expense	11,650	862	243	1,213	95	8	14,071
Capital expenditures	3,397	249	1,881	217	849	—	6,593
Long-lived assets at year end	12,754	2,473	4,240	1,182	2,386	—	23,035
Identifiable assets at year end	140,319	13,730	16,814	11,881	10,054	(35,185)	157,613
Net assets at year end	112,995	5,651	11,172	8,171	3,701	(24,258)	117,432

	Year Ended May 31, 2004
	U.S.	Germany	Italy	Canada	Other (1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$67,785	$10,444	$9,042	$7,193	$7,862	$—	$102,326
Affiliates	9,269	2,691	—	116	162	(12,238)	—
Subtotal	77,054	13,135	9,042	7,309	8,024	(12,238)	102,326
Net instrument sales:
Unaffiliated customers	4,316	2,682	573	111	2,091	—	9,773
Affiliates	154	3,969	—	—	39	(4,162)	—
Subtotal	4,470	6,651	573	111	2,130	(4,162)	9,773
Net collagen sales:
Unaffiliated customers	459	—	—	—	—	—	459
Affiliates	—	—	—	—	—	—	—
Subtotal	459	—	—	—	—	—	459
Total	81,983	19,786	9,615	7,420	10,154	(16,400)	112,558
Depreciation	3,003	884	1,134	114	690	—	5,825
Amortization	369	—	—	—	—	—	369
Income (loss) from operations	17,486	(1,130)	309	2,344	(333)	3,026	21,702
Interest expense	(723)	(17)	(31)	(87)	(24)	—	(882)
Interest income	5	21	9	—	6	—	41
Income tax (benefit) expense	7,171	(543)	191	848	57	2	7,726
Capital expenditures	3,123	938	1,965	186	894	—	7,106
Long-lived assets at year end	12,291	3,299	3,987	1,123	2,335	—	23,035
Identifiable assets at year end	114,062	16,992	15,836	9,610	10,853	(42,936)	124,417
Net assets at year end	93,200	4,302	10,915	5,554	3,206	(24,224)	92,953

56         IMMUCOR, INC. ANNUAL REPORT 2005

	Year Ended May 31, 2003
	U.S.	Germany	Italy	Canada	Other (1)	Eliminations	Consolidated
Net reagent sales:
Unaffiliated customers	$62,000	$9,433	$7,519	$6,343	$5,546	$—	$90,841
Affiliates	7,788	613	4	113	271	(8,789)	—
Subtotal	69,788	10,046	7,523	6,456	5,817	(8,789)	90,841
Net instrument sales:
Unaffiliated customers	3,084	1,071	92	—	3,560	—	7,807
Affiliates	41	4,129	—	—	—	(4,170)	—
Subtotal	3,125	5,200	92	—	3,560	(4,170)	7,807
Total	72,913	15,246	7,615	6,456	9,377	(12,959)	98,648
Depreciation	2,743	834	928	106	533	—	5,144
Amortization	341	—	—	—	27	—	368
Income (loss) from operations	20,435	(300)	346	1,534	443	(154)	22,304
Interest expense	(2,017)	(111)	(57)	(200)	(21)	—	(2,406)
Interest income	6	120	—	—	1	—	127
Income tax (benefit) expense	5,378	(183)	225	510	(52)	(65)	5,813
Capital expenditures	2,487	1,707	258	61	721	—	5,234

Note 1:                 Information relating to Spain, Portugal, France, and Belgium is included in “Other”.

Note 2:                 Revenue is allocated by geographic area based on the subsidiary with which the sale originates.

During the years ended May 31, 2005, 2004 and 2003, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $6,910,000, $4,874,000 and $4,842,000, respectively. The Company’s German operations made net export sales to unaffiliated customers of $5,498,000, $4,859,000 and $3,089,000 for the years ended May 31, 2005, 2004, and 2003, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of $1,862,000, $2,152,000 and $2,152,000 for the years ending May 31, 2005, 2004, and 2003, respectively. Product sales to affiliates are valued at market prices.

15.    COMPREHENSIVE INCOME

Comprehensive income for the years ended May 31, 2005, 2004 and 2003 is as follows:

	FY 2003	FY 2004	FY 2005
Retained earnings/net income	$14,369,757	$12,537,806	$23,909,654
Foreign currency translation adjustment	4,591,888	433,568	638,821
Hedge loss reclassified to interest expense	20,548	20,548	20,548
Comprehensive income	$18,982,193	$12,991,922	$24,569,023

16.    EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED AND CUSTOMER LISTS

As of May 31, 2005, the financial statements included acquisition-related goodwill of $28.8 million, net of previous amortization of $7.4 million. Goodwill, net of amortization, totaled $17.8 million, $3.0 million, $1.0 million and $7.0 million in the U.S., Germany, Italy and Canada, respectively.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The review process entails assessing the fair value of the net assets underlying the Company’s acquisition related goodwill on a business-by-business basis. If the fair value is deemed less than the related carrying value, the Company is required to reduce the amount of the goodwill. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives.

                                                RESULTS         57

The gross carrying amount and accumulated amortization of the Company’s Customer List is as follows:

	Gross Amount	Accumulated Amortization	Net Book Value
May 31, 2005:
Customer List	$1,700,000	$560,000	$1,140,000
May 31, 2004:
Customer List	$1,700,000	$475,000	$1,225,000

Amortization expense recorded on the Customer List for the years ended May 31, 2005, 2004 and 2003 was $85,000 for each year, respectively. The Customer List is being amortized over a useful life of 20 years. The estimated amortization expense relating to the Customer List for each of the next five fiscal years and thereafter is as follows:

Year Ending May 31:
2006	$85,000
2007	85,000
2008	85,000
2009	85,000
2010	85,000
Thereafter	715,000
$1,140,000

17.    CANCELLATION OF GROUP PURCHASING CONTRACTS

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

18.    SUBSEQUENT EVENTS

In July 2005, the Company signed a technology licensing agreement with Kiwi Ingenuity Limited (“Kiwi”) to use Kiwi’s KODE™ technology platform to create a quality control system for blood group typing. Kiwi Ingenuity Limited, in association with the Auckland University of Technology Biotechnology Research Institute, has developed a range of KODE™ technology platforms which allow for the attachment of molecules on to the outside of cells, thereby resulting in a quality control system for blood grouping. The Company expects to be able to offer its customers heightened assurance as to the accuracy of test results by incorporating Kiwi’s technology into the Company’s products. The Company expects to spend approximately $15,000 in research and development costs regarding this agreement in fiscal 2006.

On April 22, 2005, the Company announced that it had signed a letter of intent to engage in discussions with Kainos Laboratories, Inc. (“Kainos”), the distributor of Immucor products in Japan, about the possibility of structuring Kainos’ blood banking business as a joint venture between Immucor and Kainos. A definitive agreement to form the joint venture was signed, and announced by the Company, on June 20, 2005. On June 30, 2005, Kainos accordingly spun-off its blood-banking business, consisting primarily of certain assets and no debt, as a separate legal entity. On July 5, 2005, final documents were signed fully consummating the joint venture arrangement, with Immucor and Kainos owning 51% and 49%, respectively, of Immucor-Kainos, K.K. — the newly-formed joint venture company that is now Immucor’s distributor in Japan. For its initial 51% interest, Immucor paid Kainos 459.0 million Japanese Yen which equated to $4.2 million. The joint venture has 800 shares of common stock authorized, of which 200 shares were issued upon establishment; Immucor purchased 102 of these shares from Kainos on July 5, 2005. The Company is currently evaluating whether this joint venture will meet the definition of a variable interest entity as defined in the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”). However, the Company has determined that it will be the primary beneficiary; therefore regardless of whether the joint venture is deemed to be a variable interest entity, the transaction is expected to be accounted for as a purchase of a majority-owned business, the results of operations of which will be included in the Company’s consolidated financial statements as of the date of acquisition. Pro forma results of operations for the year ended May 31, 2005 would not have been materially different as a result of this acquisition and therefore are not presented. The Company is awaiting additional information concerning certain asset valuations, primarily the value of the new distribution agreement (see further discussion below), for purposes of finalizing the allocation of the purchase price.

58         IMMUCOR, INC. ANNUAL REPORT 2005

In accordance with the terms of the Stock Purchase Agreement associated with the above acquistion, Immucor will purchase the remaining 49% interest from Kainos for 441.0 million Japanese Yen. The Company expects to purchase this remaining interest after a three-year transition period ending on June 30, 2008, but upon mutual agreement with Kainos, may purchase the interest prior to the end of the transition period. In accordance with the terms of a Services Agreement, Kainos has agreed to supply certain services to the joint venture during the transition period.

The acquisition price, which will total 900.0 million Japanese Yen upon Immucor’s purchase of Kainos 49% interest, includes a premium based on management’s belief that this business will achieve higher future profitability levels with the installment of Immucor personnel in key managerial positions overseeing the operations of the joint venture.

In accordance with the terms of the Joint Venture Agreement, Immucor has agreed to fund the joint venture’s purchase of Kainos’ blood-banking inventory, the majority of which consists of Immucor products sold to Kainos in the ordinary course of business. This inventory repurchase is expected to occur by the end of the second quarter of fiscal 2006.

Additionally, a new distribution agreement was signed on July 5, 2005 between Immucor, Kainos and the joint venture. The new agreement stipulates that Kainos will act as an intermediary between Immucor and the joint venture in that Kainos will have exclusive rights to supply the joint venture with Immucor product during the term of the agreement. In accordance with this agreement, the joint venture guarantees that Kainos will receive a minimum net profit (as defined in the agreement) of 300 million Japanese Yen by the end of the three-year transition period ending June 30, 2008 on sales of Immucor product to the joint venture. The agreement expires on May 30, 2009, but may be terminated sooner (1) upon mutual agreement of the parties, (2) at the end of the transition period, or (3) upon Kainos’ realization of the minimum guaranteed net profit.

                                                RESULTS         59

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 31, 2005, 2004 AND 2003

	Balance at Beginning of Period	Charged to Costs and Expense	Deductions (Note 1)	Balance at End of Period
2005:
Allowance for doubtful accounts	$1,330,305	$941,682	$(398,330)	$ 1,873,657
2004:
Allowance for doubtful accounts	$1,678,361	$206,223	$(554,279)	$ 1,330,305
2003:
Allowance for doubtful accounts	$1,483,688	$641,996	$(447,323)	$ 1,678,361

Note 1:            “Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As described in our management’s report on our internal controls over financial reporting appearing on page 28 hereof, Immucor’s management identified material weaknesses in internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Based on our evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2005 because of material weaknesses described in management’s annual report on internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

“Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and “Management’s Annual Report on Internal Control Over Financial Reporting” are included on pages 29 and 30, and page 28, respectively, of this Report, and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation Efforts

The Company will undertake efforts to remediate the control weaknesses identified, including;

•         Formalizing controls around periodic monitoring of impairment indicators for inventory and fixed assets;

•         Strengthening the policies and procedures surrounding fixed assets, including periodic physical counts and reconciliations of significant assets;

60         IMMUCOR, INC. ANNUAL REPORT 2005

•         Strengthening the policies and procedures surrounding the accounting for leases including centralization of contracts for significant leases;

•         Strengthening the controls related to stock option grant authorization, accounting and reporting;

•         Strengthening the review and approval process around contract documentation, and seeking out additional expertise in revenue accounting policy matters;

•         Expanding review procedures at each quarter end in support of footnote disclosures through a structured disclosure committee that will be established;

•         Strengthening the controls and review procedures relating to income taxes;

•         Further addition of internal audit staff to increase the periodic review of compliance with management’s stated policies and procedures;

•         Further addition of accounting staff and expertise to improve the control environment and to compensate for the weaknesses identified.

We intend to continue to monitor our internal controls and our progress on the remediation steps identified above. If further improvements or enhancements are identified, we will take steps to implement such improvement or enhancements.

PART III

Item 10. — Directors and Executive Officers of the Registrant.

Directors

Our current directors are as follows:

			Director
Name	Age	Position with Company	Since
Roswell S. Bowers	56	Director	2001
Dr. Gioacchino De Chirico	52	Director and President	1994
Ralph A. Eatz	61	Director and Senior Vice President – Chief Scientific Officer	1982
Edward L. Gallup	66	Chairman of the Board of Directors and Chief Executive Officer	1982
John A. Harris	54	Director	2003
Hiroshi Hoketsu	64	Director	2005
Joseph E. Rosen	62	Director	1998

Roswell S. Bowers has been a director of the Company since December 2001. Mr. Bowers has extensive experience in the financial services industry. He began his career in 1971 with Citizens & Southern National Bank, a predecessor of NationsBank and Bank of America. He held a variety of leadership positions in commercial, corporate and international banking during his career. He retired from Bank of America in 2001, where his most recent position was Executive Vice President and National Commercial Credit Process Executive. He has served on the Advisory Committee of Alliance Technology Ventures, an early-stage venture capital firm investing in communications technology, internet infrastructure and life science startups. Mr. Bowers is a past member of the Board of Trustees of Egleston Children’s Health Care System, Inc., the Board of Trustees of the Georgia Tech Alumni Association, the Board of Directors of the Georgia Tech School of Management and has served on numerous other civic boards and committees.

Dr. Gioacchino De Chirico has been President of the Company since July 2003. He also served as Chief Executive Officer from April 2004 through October 2004. Prior to assuming his position as President, Dr. De Chirico served as the Company’s Director of European Operations since May 1998, and previous to that, as President of Immucor Italia S.r.l., a subsidiary of the Company, since February 1994. From 1989 until 1994, Dr. De Chirico was employed by Ortho Diagnostic Systems, Inc. as General Manager, Immunocytometry, with worldwide responsibility. Ortho Diagnostics is a diagnostics subsidiary of Johnson & Johnson that, among other things, produces and distributes blood banking reagents.

Ralph A. Eatz, who has worked in the blood banking reagent field for over 30 years, has been a director of the Company since its founding. Mr. Eatz served as Vice President – Operations of the Company since its founding until being appointed Senior Vice President – Operations in 1988. In July 2003, Mr. Eatz assumed his present position of Senior Vice President – Chief Scientific Officer.

Edward L. Gallup has been Chairman of the Board of Directors of the Company since its founding. Except for the period from April 2004 through October 2004, Mr. Gallup has also been the Chief Executive Officer of the Company. He also was the President of the Company until July 2003. Mr. Gallup continues to be employed by the Company and remains involved in the management of the Company. Mr. Gallup has worked in the blood banking business for over 35 years.

                                                RESULTS         61

John A. Harris has been a director of the Company since August 2003. He is a retired financial executive. Mr. Harris has extensive health care experience having been in the industry since 1981. He also has extensive financial experience with 24 years as a financial executive. His most recent position was Executive Vice President, Finance and Strategic Planning and Treasurer for the Cerulean Companies/Blue Cross Blue Shield of Georgia, from February 1996 through March 2001, when Cerulean was acquired by Wellpoint Health Networks.

Hiroshi Hoketsu has been a director of the Company since April 2005. Mr. Hoketsu has extensive health care experience having been in the industry since 1967. His most recent position was President of Ortho-Clinical Diagnostics, K.K. in Japan; a responsibility he held from 1981 until his retirement in 2002.

Joseph E. Rosen has been a director of the Company since April 1998. He currently is Director – Business Development and Planning for BioLife Plasma Services. Previously, Mr. Rosen had been employed in various capacities at Sera-Tec Biologicals since its inception in 1969 and served as its president from 1986 until 2001. Mr. Rosen is currently serving as Chairman of the Board of the PPTA Source, the plasma collection industry trade group, and has been a member of the board of directors of several public and private health care companies. He has over 30 years of experience in the blood banking industry.

Executive Officers

Our current executive officers are as follows:

Name	Age	Position with Company	Since
Edward L. Gallup	66	Chief Executive Officer	1982
Dr. Gioacchino De Chirico	52	President	2003
Ralph A. Eatz	61	Senior Vice President – Chief Scientific Officer	2003
Patrick D. Waddy	48	Vice President – Interim Chief Financial Officer and Secretary	2005
Didier L. Lanson	55	Director of European Operations	2003

Biographical information for certain Executive Officers not listed below is included above under “Directors.”

Patrick D. Waddy has been Vice President – Interim Chief Financial Officer and Secretary since August 2005. He also has served as Vice President – Finance since August 2004. Mr. Waddy is also the President of Dominion Biologicals, Ltd., a position he has held since the Company’s acquisition of this subsidiary in December 1996. Mr. Waddy is a Chartered Accountant and has more than 17 years of financial management experience.

Didier L. Lanson has been Director of European Operations since July 2003. Mr. Lanson served as a director of the Company from October 1989 until July 2003, when he assumed his current position as Director of European Operations. Between July 2002 and July 2003, he served as a consultant for biotech and software companies. Between November 1999 and April 2002, he served as CEO of GenOdyssee S.A., an early-stage functional genomic company. From September 1992 until March 1999, he served first as Vice President, Europe and then Vice President Global Operations and International Affairs of SyStemix Inc., a Novartis company. SyStemix developed therapeutic products for diseases of the blood and immune system. From 1987 until April 1991, Mr. Lanson was a Director and the President and CEO of Diagnostics Transfusion (“DT”), a French corporation, which develops, manufactures and distributes reagent products.

There are no family relationships among any of the directors or executive officers of the Company.

Board Meetings and Committees

The Board of Directors conducts its business through meetings of the Board and through committees established in accordance with the Company’s Bylaws. During the fiscal year ended May 31, 2005, the Board of Directors met eight times. Each Director attended at least 75% of the total of all meetings of the Board of Directors and any committee on which he served.

The Board of Directors had four committees during the fiscal year ended May 31, 2005: the Audit Committee, the Compensation Committee, the Stock Option Committee, and the Corporate Governance and Nominating Committee. During the fiscal year ended May 31, 2005, the duties of the Stock Option Committee were assumed by the Compensation Committee.

The Audit Committee is responsible for reviewing the Company’s financial statements with management and the independent registered public accounting firm prior to the publication of such statements, the selection and oversight of the Company’s independent registered public accounting firm, and the oversight of the Company’s internal control over financial reporting. Messrs. Bowers, Harris and Rosen comprised the Company’s Audit Committee during the fiscal year ended May 31, 2005. The Board has determined that Mr. Harris is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K. Each member who served on the Audit Committee during the fiscal year ended May 31, 2005 is “independent” as defined by the standards of the NASDAQ National Market applicable to

62         IMMUCOR, INC. ANNUAL REPORT 2005

audit committee members. The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Board of Directors. The Audit Committee met eight times in the fiscal year ended May 31, 2005.

The Compensation Committee has responsibility over matters relating to compensation of executives, employees and non-employee directors of the Company, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Compensation Committee also has responsibility over matters relating to the Company’s equity incentive and other benefit plans, including the authority to grant stock options and other equity incentive awards to employees, directors and any other eligible individuals from time to time and to administer the Company’s various equity incentive plans. Duties related to the Company’s stock option plans were previously performed by a separate Stock Option Committee that was combined in January 2005 with the Compensation Committee. Messrs. Bowers and Rosen were members of the Compensation Committee during the fiscal year ended May 31, 2005, as was Dr. Mark Kishel prior to his resignation from the Board in August 2005, and Mr. Hoketsu became a member in September 2005. Messrs. Bowers and Rosen were members of the former Stock Option Committee. The Compensation Committee met three times during the fiscal year ended May 31, 2005, and the former Stock Option Committee met once.

The Board of Directors established a Corporate Governance and Nominating Committee in July 2004. The Corporate Governance and Nominating Committee is responsible for recommending to the full Board of Directors candidates for election to the Board, reviewing periodically the composition and structure of the Board, monitoring Board effectiveness, and for developing and overseeing the Company’s corporate governance guidelines. The Board has adopted a Corporate Governance and Nominating Committee charter, which is available on the Company’s website at www.immucor.com by scrolling over “About Us” and clicking on “Corporate Governance.” Shareholders may also request a free copy of the Corporate Governance and Nominating Committee Charter by writing to: Patrick D. Waddy, Vice President – Interim Chief Financial Officer and Secretary, Immucor, Inc., 3130 Gateway Drive, PO Box 5625, Norcross, GA 30091-5625. The Committee has not identified any specific, minimum qualifications or skills that it believes must be met by a nominee for director. It is the intent of the Committee to review from time to time the appropriate skills and characteristics of directors in the context of the current make-up of the Board and the requirements and needs of the Company at a given time. The Corporate Governance and Nominating Committee will consider nominees proposed by shareholders. Shareholders wishing to nominate a candidate for consideration at the Annual Meeting of Shareholders in 2006 should submit the nominee’s name, affiliation and other pertinent information along with a statement as to why such person should be considered for nomination. Such nominations should be addressed to the Corporate Governance and Nominating Committee in care of the Secretary of the Company and be received no later than 120 days before the date of the 2006 Annual Meeting of Shareholders. The Committee will evaluate any such nominees in a manner similar to that for all director nominees. The Corporate Governance and Nominating Committee consists of Mr. Harris and, prior to his resignation from the Board in August 2005, also included Dr. Kishel, each of whom is “independent” as defined by the standards of the NASDAQ National Market applicable to nominating committee members. The Board of Directors is expected in the near future to appoint another member of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee met twice during the fiscal year ended May 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company’s executive officers and directors and persons who own more than ten percent of the Company’s Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and persons owning more than ten percent of the Company’s Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that, during the fiscal year ended May 31, 2005, all filing requirements applicable to its executive officers, directors and owners of more than ten percent of the Company’s Common Stock were met.

Code of Ethics

Immucor has adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on the Company website at http://www.immucor.com/site/aum_corporate_governance.jsp. Shareholders may request a free copy of the Code of Conduct by writing to: Patrick D. Waddy, Vice President – Interim Chief Financial Officer and Secretary, Immucor, Inc., 3130 Gateway Drive, PO Box 5625, Norcross, GA 30091-5625.

Immucor, Inc. has retained the services of TeleSentry LLC to provide a 24 hour a day, seven day a week anonymous hotline service for shareholder reporting of suspected violations of the Code of Conduct. Shareholders in the U.S. may access the hotline service at (888) 883-1499. International shareholders may access the hotline by dialing 203-557-8604.

                                                RESULTS         63

Item 11. — Executive Compensation.

Executive Compensation

The following table sets forth the compensation earned by each of the Company’s executive officers for services rendered in all capacities to the Company for the last three fiscal years.

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
	Annual Compensation				Awards
Name and Principal Position	Year	Salary	Bonus and 401(k) contributions (1)	Other Annual Compensation (2)	Securities Underlying Options (3)
Edward L. Gallup	2005	$350,844	$—	$42,840	—
Chairman of the Board and	2004	329,500	—	36,550	56,250
Chief Executive Officer	2003	279,616	—	49,340	—
Dr. Gioacchino De Chirico	2005	375,032	37,293	41,604	—
President	2004	309,650	25,399	25,602	56,250
	2003	270,833	—	16,625	—
Ralph A. Eatz	2005	340,048	8,803	34,168	—
Senior Vice President – Chief	2004	319,361	6,379	34,168	56,250
Scientific Officer	2003	271,300	6,441	32,960	—
Steven C. Ramsey (4)	2005	250,317	8,570	2,500	—
Vice President – Chief Financial	2004	237,265	7,118	2,500	22,596
Officer and Secretary	2003	218,345	5,165	2,500	—
Didier L. Lanson	2005	104,000	51,299	144,268	—
Director of European Operations	2004	100,000	8,258	83,940	95,625
	2003	—	—	—	—

(1)    Represents amounts the Company contributed to the 401(k) retirement plan on behalf of the named executive officers. Also includes in 2005 $25,000 relocation assistance paid to Dr. De Chirico and $17,427 in contributions to a French retirement plan on behalf of Mr. Lanson, as well as a bonus of $33,872 awarded to Mr. Lanson. Includes in 2004 $25,000 in relocation assistance paid to Dr. De Chirico and $8,258 in contributions to a French retirement plan on behalf of Mr. Lanson.

(2)    Includes the value of life insurance premiums and an allowance for automobile expenditures for each of the above named executive officers as follows: For 2005 – for Dr. De Chirico and Messrs. Gallup, Eatz, Ramsey, and Lanson life insurance premiums of $32,004, $33,240, $24,568, $2,500, and $2,537, respectively, and an allowance for automobile expenditures for Dr. De Chirico and Messrs. Gallup, Eatz and Lanson of $9,600 each. For 2004 –for Dr. De Chirico and Messrs. Gallup, Eatz, Ramsey, and Lanson life insurance premiums of $16,002, $26,950, $24,568, $2,500, and $1,892, respectively, an allowance for automobile expenditures for Dr. De Chirico and Messrs. Gallup and Eatz of $9,600 each and for Mr. Lanson of $7,200. For 2003 – for Dr. De Chirico and Messrs. Gallup, Eatz, and Ramsey, life insurance premiums of $7,025, $39,740, $23,360, and $2,500, respectively, and an allowance for automobile expenditures for Dr. De Chirico and Messrs. Gallup and Eatz of $9,600 each.

Also includes payments to Mr. Lanson in the amounts of $132,131 and $78,848 in fiscal year 2005 and 2004, respectively, for his service as a member of the Board of Directors of Immucor Italia S.r.l. (the Company’s Italian subsidiary).

(3)    Includes stock options granted for each of the above named officers as follows: For 2005 –No options were granted to any of these officers during the fiscal year. For 2004 –for Dr. De Chirico and Messrs. Gallup and Eatz, options granted to purchase 56,250 shares; for Mr. Ramsey, options granted to purchase 22,596 shares; and for Mr. Lanson, options granted to purchase 95,625 shares. For 2003 –No options were granted to executive officers during the fiscal year.

(4)    Mr. Ramsey resigned as the Company’s Vice President –Chief Financial Officer and Secretary in August 2005.

64         IMMUCOR, INC. ANNUAL REPORT 2005

Option Holdings

The table below presents information concerning option exercises during the past fiscal year and the value of unexercised options held as of the end of the fiscal year by each of the individuals listed in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired On	Value	May 31, 2005		May 31, 2005 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Edward L. Gallup	—	$—	392,342	119,532	$12,511,495	$3,405,181
Dr. Gioacchino De Chirico	—	$—	274,217	119,532	$8,776,062	$3,405,181
Ralph A. Eatz	—	$—	489,542	119,532	$15,594,874	$3,405,181
Steven C. Ramsey (2)	—	$—	18,983	52,879	$610,816	$1,435,759
Didier L. Lanson	—	$—	12,656	108,282	$407,232	$2,933,817

(1)    Based on the amount that the closing price as reported by NASDAQ exceeds the exercise price for the Common Stock at the end of the fiscal year. The closing price on May 31, 2005 was $33.51 per share.

(2)    Mr. Ramsey resigned as the Company’s Vice President – Chief Financial Officer and Secretary in August 2005.

Employment Contracts, Termination of Employment and Change of Control Arrangements

The Company has written employment agreements with its four current named executive officers, Dr. De Chirico and Messrs. Gallup, Eatz, and Lanson. The Company also has an employment agreement with its interim Chief Financial Officer, Mr. Waddy.

The agreement with Dr. De Chirico was entered into on December 1, 2003, and amended May 1, 2004. The agreement provides a base salary for Dr. De Chirico of $375,000 and renews for a period of five years from each anniversary date unless sooner terminated. If the Company terminates his employment without cause, then he would continue to be compensated at a rate equal to his average annual compensation for the remainder of the five year period, as renewed. “Cause” is defined generally to include dishonesty, an act of defalcation, continuing inability or refusal to perform reasonable duties assigned to him, and moral turpitude. If Dr. De Chirico terminates his own employment within 60 days after a change of control, or if the Company terminates his employment within two years after a change of control, the Company must pay him a lump sum equal to five times his average annual compensation, plus certain additional amounts if such payments subject him to a federal excise tax under Section 4999 of the Internal Revenue Code, and he may also be entitled to outplacement assistance. If there is an change of control (whether or not Dr. De Chirico’s employment terminates), all of his stock options will immediately vest and become exercisable in full for the remainder of the terms of those options.

The Company entered into employment agreements with Messrs. Gallup and Eatz on May 1, 2004. Each agreement is for a two-year term, unless sooner terminated. The agreements provide base salaries for Mr. Gallup and Mr. Eatz ($351,488 and $340,672, respectively, at May 31, 2005). If the Company terminates the employment of Mr. Gallup or Mr. Eatz without cause (as defined above), then the terminated executive would continue to be compensated at a rate equal to his average annual compensation (that is, his base salary plus average bonus over the last two years) for the remainder of the two year period, and such amounts would be paid over such period of time rather than in a lump sum. If there is a change of control of the Company, and either Mr. Gallup or Mr. Eatz terminates his own employment within 60 days after the change of control, or the Company terminates either of them during the term of the agreement, then the Company instead must pay the terminated executive a lump sum equal to five times his average annual compensation, plus certain additional amounts to compensate him if such payments subject him to a federal excise tax under Section 4999 of the Internal Revenue Code. If Mr. Gallup’s or Mr. Eatz’s employment terminates for any reason other than for Cause, or if there is an change of control (whether or not his employment terminates), all of his stock options will immediately vest and become exercisable in full for the remainder of the terms of those options. Each of Mr. Gallup and Mr. Eatz is required under his agreement to work a minimum of one-half of a normal work schedule.

The Company entered into an employment agreement with Mr. Lanson on July 28, 2003. This agreement is for a one-year term and automatically renews for additional one-year terms, unless sooner terminated. The agreement currently provides a base salary for Mr. Lanson of $109,200. If the Company terminates his employment without cause (as defined above), then he would continue to be compensated at a rate equal to his average annual compensation for the remaining term of the agreement. If Mr. Lanson terminates his own employment within 60 days after a change of control, or if the Company terminates his employment within two years after a change of control, the Company must pay Mr. Lanson a lump sum equal to two times his average annual compensation, and he may also be entitled to outplacement assistance. If there is an change of control (whether or not Mr. Lanson’s employment terminates), all of his stock options will immediately vest and become exercisable in full for the remainder of the terms of those options. Mr. Lanson also

                                                RESULTS         65

receives €109,200 (approximately $132,000) annually for his service as President of the Board of Directors of Immucor Italia S.r.l. (the Company’s Italian subsidiary). There is no contract associated with this arrangement.

The Company entered into an employment agreement with Mr. Waddy on October 13, 1998. This agreement is for a one-year term and automatically renews for additional one-year terms, unless sooner terminated. The agreement currently provides a base salary for Mr. Waddy of $221,672. If the Company terminates his employment without cause (as defined above), then he would continue to be compensated at a rate equal to his average annual compensation for the remaining term of the agreement. If Mr. Waddy terminates his own employment within 60 days after a change of control, or if the Company terminates his employment after a change of control, the Company must pay Mr. Waddy a lump sum equal to two times his average annual compensation, and he may also be entitled to outplacement assistance. If there is an change of control (whether or not Mr. Waddy’s employment terminates), all of his stock options will immediately vest and become exercisable in full for the remainder of the terms of those options.

The Company’s agreement to compensate these executives in connection with a change of control is designed to secure for the Company such executives’ time and attention to help negotiate the best deal for the Company and its shareholders in the event of a change of control without such executives being distracted by the effects of such change of control upon their own financial interests. All of these agreements contain covenants prohibiting these executives from disclosing confidential information and from competing with the Company, both during and for specified periods after the termination of employment.

The Company entered into an employment agreement with Steven C. Ramsey, the Company’s former Chief Financial Officer, on October 13, 1998. On August 24, 2005, the Company accepted Mr. Ramsey’s resignation. As a result, Mr. Ramsey’s employment agreement was terminated effective August 24, 2005.

Compensation Committee Report

Executive Officer Compensation

The Compensation Committee has responsibility over matters relating to compensation of executives, employees and non-employee directors of the Company, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Compensation Committee also has responsibility over matters relating to the Company’s equity incentive and other benefit plans, including the authority to grant stock options and other equity incentive awards to employees, directors and any other eligible individuals from time to time and to administer the Company’s various equity incentive plans. Duties related to the Company’s stock option plans were previously performed by a separate Stock Option Committee that was combined in January 2005 with the Compensation Committee. Messrs. Bowers and Rosen were members of the Compensation Committee during the fiscal year ended May 31, 2005, as was Dr. Mark Kishel prior to his resignation from the Board in August 2005, and Mr. Hoketsu became a member in September 2005. Mr. Rosen became Chairman of the committee upon Dr. Kishel’s resignation. Messrs. Bowers and Rosen were members of the former Stock Option Committee. The Compensation Committee believes the Board must act on the shareholders’ behalf when establishing executive compensation programs, and the Compensation Committee has developed a compensation policy which is designed to attract and retain qualified key executive officers critical to the Company’s overall long-term success. As a result, the Compensation Committee develops a base salary, bonus incentive, and other long-term incentive compensation plans for its executive officers.

Base Salary.   The base salaries for the executive officers are governed by the terms of their employment agreements. See “Employment Contracts, Termination of Employment and Change of Control Arrangements” above. The employment agreements contain the general terms of each officer’s employment and establish the minimum compensation that such officers are entitled to receive, but do not prohibit, limit or restrict these officers’ ability to receive additional compensation from the Company, whether in the form of base salary, bonus, stock options or otherwise. In determining whether the base salaries of the executive officers should be increased, the Compensation Committee considers numerous factors including the qualifications of the executive officer and the amount of relevant individual experience the executive officer brings to the Company, the financial condition and results of operations of the Company, and the compensation necessary to attract and retain qualified management.

The Compensation Committee awarded an average five percent (5%) merit increase in the base salaries of all executive officers except for Dr. De Chirico in June 2004. Dr. De Chirico was not eligible for a merit increase in June 2004 as he had already received an increase within the twelve months prior to June 2004. The Compensation Committee awarded a three percent (3%) merit increase in the base salaries of the executive officers in December 2003. An average four percent (4%) merit increase in the base salaries of the executive officers was awarded in December 2002. In December 2002, the Compensation Committee also made a one-time adjustment for Dr. De Chirico and Messrs. Gallup, Eatz and Ramsey to bring their compensation in line with companies of similar market capitalization.

Incentive Bonus.   Each year the Compensation Committee recommends to the Board of Directors an incentive cash bonus pool to be paid to the Company’s executive officers, as well as all other managers within the Company, based upon the Company’s operating results. The amount of the bonus pool varies from year to year at the discretion of the Compensation Committee. No bonuses were paid to any

66         IMMUCOR, INC. ANNUAL REPORT 2005

executive officer serving as such for the fiscal years ended May 31, 2005, 2004 and 2003, with the exception of Mr. Lanson who was awarded a bonus of $33,872 for fiscal year ended May 31, 2005.

Long-Term Incentives.   Currently, the Company’s stock option program is the Company’s primary long-term incentive plan for executive officers and other key employees. If the Immucor, Inc. 2005 Long-Term Incentive Plan is approved by the Company’s shareholders, then the Compensation Committee will have available a range of other long-term incentives, including SARs, restricted stock, deferred stock, and stock-based and cash-based long-term performance awards. The Compensation Committee reviews the financial performance of the Company, such as increases in income from operations and earnings per share, in determining whether awards should be granted, the type and number of awards to be granted, and the number of options and other awards that can be granted to executive officers as a group. The Compensation Committee then determines the type and number of awards to be granted to individual executive officers. In this way, the long-term compensation of executive officers and other key employees are aligned with the interests of the Company’s shareholders. As a result, each key individual is provided a significant incentive to manage the Company’s performance from the perspective of an owner of the business with an equity stake. The number of shares subject to each option grant is based upon the executive officer’s tenure, level of responsibilities and position within the Company. Stock options are granted at market price and will only increase in value if the Company’s stock price increases. In addition, all stock option grants require various periods of minimum employment beyond the date of the grant in order to exercise the option. Dr. De Chirico and Messrs. Gallup and Eatz each received in fiscal 2004 options to purchase 56,250 shares of Common Stock. Mr. Ramsey received in fiscal 2004 options to purchase 22,596 shares of Common Stock. No stock options were granted to any executive officer during the fiscal years ended May 31, 2005 and 2003.

Chief Executive Officer Compensation

In establishing the compensation of Mr. Gallup, including his base salary, stock options, and share of any bonus pool, the Compensation Committee considered the Company’s short-term and long-term goals, past compensation practices, comparative peer data and competitive market guidelines for the position, taking into account that Mr. Gallup was one of the founders of the Company, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1982, and has worked in the blood banking business for over 35 years. Dr. De Chirico succeeded Mr. Gallup as President of the Company in July 2003 and as Chief Executive Officer in April 2004. Mr. Gallup resumed his position as Chief Executive Officer in November 2004. The Compensation Committee believes the salaries paid and the options granted to Mr. Gallup and Dr. De Chirico will help align their respective interests with those of the Company and its shareholders. Mr. Gallup and Dr. De Chirico each received in fiscal 2004 options to purchase 56,250 shares of Common Stock; no bonuses were earned by either in fiscal 2004. No bonus was earned by, or options granted to, Mr. Gallup and Dr. De Chirico for fiscal years 2005 and 2003.

Section 162(m) of the Internal Revenue Code limits, with certain exceptions, the Company’s corporate tax deduction for compensation paid to certain officers of the Company to no more than $1,000,000 per executive per year. Given the current level of compensation paid to the executive officers of the Company, the Company has not needed to address Section 162(m).

Compensation Committee Members
Roswell S. Bowers
Hiroshi Hoketsu
Joseph E. Rosen

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has responsibility over all matters relating to executive compensation. The Compensation Committee determines the annual compensation of the Company’s executive officers, including all stock option and other equity incentive awards. Duties related to the Company’s stock option plans were previously performed by a separate Stock Option Committee that was combined in January 2005 with the Compensation Committee. Messrs. Bowers and Rosen were members of the Compensation Committee during the fiscal year ended May 31, 2005, as was Dr. Kishel prior to his resignation from the Board in August 2005, and Mr. Hoketsu became a member in September 2005. Messrs. Bowers and Rosen were members of the former Stock Option Committee. At the request of the Board of Directors, the Company’s interim Chief Financial Officer and Vice President of Human Resources attend meetings of the Compensation Committee, although they do not participate in deliberations. None of Messrs. Bowers and Rosen or Dr. Kishel is, nor have ever been, officers or employees of the Company.

During the last fiscal year, no executive officer of the Company served either as: (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (2) a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or (3) a member of the compensation committee (or

                                                RESULTS         67

other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in the Common Stock of the Company for the last five fiscal years with the total return of the S & P 500 and a Peer Group Index for the Company’s last five fiscal years. With the acquisition of Gamma Biologicals, Inc. during fiscal year ended May 31, 1999, the only other public company engaged in the blood bank reagent business is Johnson & Johnson through its Ortho-Clinical Diagnostics business unit. Due to the size and diversity of Johnson and Johnson, the Company does not believe it to be a true peer. For this reason, the Peer Group Index includes Xtrana, Inc., Biosite, Inc., and Meridian Bioscience, Inc., which the Company considers peers because they are medical technology companies without large pharmaceutical operations.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG IMMUCOR, INC., THE S & P 500 INDEX
AND A PEER GROUP

* $100 invested on 5/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending May 31.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Compensation of Directors

Members of the Board of Directors, who are not also executive officers of the Company, receive an annual retainer of $15,000, $2,500 per meeting, and are reimbursed for all travel expenses to and from meetings of the Board. Except for the Audit Committee, committee members do not receive compensation for committee meetings attended. The Audit Committee Chair is paid an additional $15,000 annual retainer; the other Audit Committee members are each paid an additional $10,000 annual retainer. Mr. Harris was paid an additional $10,000 as the audit committee member who has supervised the internal investigation regarding activities in the Company’s Italian subsidiary. In addition, the Company provides each of the non-employee directors a grant of an option to purchase shares of the Company’s Common Stock upon their election as a director at the stock’s then current fair market value, and at the direction of the Board, they may receive additional options. The amount of shares subject to the option is determined at the time of the grant. Stock options to purchase 11,250 shares at an option price of $30.05 were granted to Mr. Hoketsu upon his appointment to the Board of Directors in fiscal 2005. Stock options to purchase 50,625 shares at an option price of $6.77 were granted to Mr. Harris upon his appointment to the Board of Directors in fiscal 2004. In addition, Dr. De Chirico and Messrs. Gallup and Eatz each received in fiscal 2004 options to purchase 56,250 shares of the Company’s Common Stock; Messrs. Rosen, Bowers, and Harris each received in fiscal 2004 options to purchase 16,875 shares of the Company’s Common Stock.

68         IMMUCOR, INC. ANNUAL REPORT 2005

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K appears under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchase Program” above.

The following table sets forth the number of shares of Common Stock of Immucor beneficially owned by (i) each director, (ii) each executive officer of the Company listed in the Summary Compensation Table in this Proxy statement, (iii) each person known to the Company to own more than 5% of the outstanding shares of Common Stock, and (iv) all of the executive officers and directors of the Company as a group. The information provided is as of September 30, 2005 except where indicated. Unless otherwise indicated, the address of each beneficial owner below is 3130 Gateway Drive, P.O. Box 5625, Norcross, GA 30091-5625.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership of (1)		Percent of Class (1)
Roswell S. Bowers	53,905	(2)	*
Dr. Gioacchino De Chirico	274,217	(3)	*
Ralph A. Eatz	840,244	(4)	1.8%
Edward L. Gallup	526,307	(5)	1.2%
John A. Harris	26,062	(6)	*
Hiroshi Hoketsu	37,500		*
Joseph E. Rosen	45,550	(7)	*
Didier L. Lanson	46,406	(8)	*
Steven C. Ramsey	18,983	(9)	*
All directors and executive officers as a group (ten persons)	1,890,558	(10)	4.1%

* less than 1%.

(1)    Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), a person is deemed to beneficially own shares of the Company’s Common Stock if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose of or to direct the disposition of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. For purposes of this table, a person is also deemed to beneficially own any shares that such person has a right to acquire within sixty days of September 30, 2005, such as by the exercise of stock options, and any such Common Stock not presently outstanding shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)    Includes options to purchase 28,593 shares at an exercise price of $1.48 per share.

(3)    Includes options to purchase 59,062 shares at an exercise price of $1.91, options to purchase 25,312 shares at an exercise price of $1.85, and options to purchases 189,843 shares at an exercise price of $1.33 per share.

(4)    Includes options to purchase 21,262 shares at an exercise price of $1.91, options to purchase 278,437 shares at an exercise price of $1.85 and options to purchase 189,843 shares at an exercise price of $1.33 per share.

(5)    Includes options to purchase 126,562 shares at an exercise price of $1.91, options to purchase 75,937 shares at an exercise price of $1.85, and options to purchase 189,843 shares at an exercise price of $1.33 per share.

(6)    Includes options to purchase 25,312 shares at an exercise price of $6.77 per share.

(7)    Includes options to purchase 37,968 shares at an exercise price of $1.33 per share.

(8)    Consists of options to purchase 12,656 shares at an exercise price of $1.33 and options to purchase 33,750 shares at an exercise price of $6.22 per share.

(9)    Includes options to purchase 18,983 shares at an exercise price of $1.33 per share. Mr. Ramsey served as the Company’s Vice President – Chief Financial Officer and Secretary until his resignation in August 2005.

(10)  Includes 2,401 shares and options to purchase 18,983 shares at an exercise price of $1.33 per share, which were beneficially owned by Mr. Waddy who was appointed Vice President – Interim Chief Financial Officer and Secretary in August 2005.

                                                RESULTS         69

Item 13. — Certain Relationships and Related Transactions.

Not applicable.

Item 14. — Principal Accountant Fees and Services.

Ernst & Young LLP, Atlanta, Georgia, acted as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2005. The Company has not yet selected anyone to act as the Company’s independent registered public accounting firm for its fiscal year ending May 31, 2006.

Audit Fees

Fees for audit services totaled approximately $2,564,282 and $859,925 during the fiscal years ended May 31, 2005 and 2004, respectively. These amounts included fees associated with the annual audit, the Sarbanes-Oxley 404 Section attestation, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally, and other SEC filings and audit consultations.

Audit-Related Fees

Fees for audit-related services totaled approximately $42,338 and $54,417 during the fiscal years ended May 31, 2005 and 2004, respectively. Audit-related services principally represent fees for employee benefit plan audits.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning services, totaled approximately $702,773 during the fiscal year ended May 31, 2004. Such fees during fiscal year ended May 31, 2005 totaled approximately $61,928 and were offset by credits totaling approximately $109,864 primarily relating to fees for tax planning services during the fiscal year ended May 31, 2004.

All Other Fees

Fees for all other services not included above totaled approximately $16,320 and $6,000 during the fiscal years ended May 31, 2005 and 2004, respectively, principally including online research services and litigation assistance.

The Audit Committee considered whether the provision of each of the above-referenced non-audit services by Ernst & Young LLP was compatible with maintaining the independence of Ernst & Young LLP and concluded that such independence has been maintained.

The Company’s Audit Committee has adopted a pre-approval policy regarding the engagement of the Company’s independent registered public accounting firm to perform services for the Company. This policy is attached hereto as Exhibit 99.1.

PART IV

Item 15. — Exhibits and Financial Statement Schedules.

(a)              Documents filed as part of this report:

1.	Consolidated Financial Statements

The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report. Also included in Part II, Item 8 of this report are the Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report
Schedule II — Valuation and Qualifying Accounts
Other financial statement schedules are omitted as they are not required or not applicable.
3.	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

70         IMMUCOR, INC. ANNUAL REPORT 2005

4.1

Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).

10.1

Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1

Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2

Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3

Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4

Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.1-5

Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.2

Agreement, dated March 11, 1983, between the Company and The Kansas City Group, as amended through January 21, 1985 (incorporated by reference to Exhibit 10.2 to Registration Statement No. 33-16275 on Form S-1).

10.3

Agreement dated August 27, 1987, between the Company and the Kansas City Group amending Exhibit 10.2 (incorporated by reference to Exhibit 10.3 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

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

10.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.8-1*	Amended and Restated 2003 Stock Option Plan (amended and restated as of November 10, 2004).
10.9*	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.10*	Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.11*

1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.12*	Employment Agreement dated October 13, 1998, between the Company and Patrick D. Waddy.
10.13

Loan Agreement among Immucor, Inc., Dominion Biologicals, Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.’s quarterly report on Form 10-Q filed April 23, 2001).

                                                RESULTS         71

10.14

Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).

10.15*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).
10.16

Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.17

Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 14, 2004).

10.18

Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation (incorporated by reference to Exhibit 10.18 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.19*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.19 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.20*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.20 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.21*

Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.21 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.22*

Amendment No. 1, dated May 1, 2004, to the Employment Agreement between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.23*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Policy for Pre-Approval of Independent Registered Public Accounting Firm Services.

*              Denotes a management contract or compensatory plan or arrangement.

72         IMMUCOR, INC. ANNUAL REPORT 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.
By:	/s/ EDWARD L. GALLUP
Edward L. Gallup, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
October 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
and Chief Executive Officer
(Principle Executive Officer)
October 18, 2005
/s/ PATRICK D. WADDY
Patrick D. Waddy, Vice President - Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
October 18, 2005
/s/ ROSWELL S. BOWERS
Roswell S. Bowers, Director
October 18, 2005
/s/ JOHN A. HARRIS
John A. Harris, Director
October 18, 2005
/s/ JOSEPH E. ROSEN
Joseph E. Rosen, Director
October 18, 2005

                                                RESULTS         73

EXHIBIT INDEX

Number	Description
10.8-1*	Amended and Restated 2003 Stock Option Plan.
10.12*	Employment Agreement dated October 13, 1998, between the Company and Patrick D. Waddy.
10.23*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Policy for Pre-Approval of Independent Registered Public Accounting Firm Services.

*Denotes a management contract or compensatory plan or arrangement.