Form 10-Q
period 2005-08-31
IMMUCOR INC
filed 2005-11-10
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: August 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number: 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3130 Gateway Drive P.O. Box 5625 Norcross, Georgia	30091-5625
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (770) 441-2051

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005: Common Stock, $0.10 Par Value – 45,582,108

IMMUCOR, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2005

IMMUCOR, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,803,350	$37,107,539
Short-term investments	2,969,964	1,972,649
Accounts receivable, trade (less allowance for doubtful accounts of $1,941,701 at August 31, 2005 and $1,873,657 at May 31, 2005)	34,948,522	34,629,624
Other receivables	1,218,901	1,112,671
Inventories	21,109,425	21,836,412
Income taxes receivable	43,212	222,133
Deferred income taxes	1,568,101	1,568,137
Prepaid expenses and other	2,121,513	2,433,309

Total current assets	110,782,988	100,882,474

PROPERTY, PLANT AND EQUIPMENT - Net	24,007,055	23,034,727

DEFERRED INCOME TAXES	2,021,698	1,845,203

OTHER ASSETS- Net	526,939	1,112,997

DEFERRED LICENSING COSTS - Net	745,630	772,240

CUSTOMER LIST – Net	1,118,750	1,140,000

EXCESS OF COST OVER NET TANGIBLE ASSETS ACQUIRED - Net	39,655,607	28,825,592

	$178,858,667	$157,613,233

See notes to consolidated financial statements.

	August 31, 2005	May 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$147,965	$148,188
Current portion of long-term debt	4,042,905	4,042,295
Current portion of capital lease obligations	358,413	426,926
Accounts payable	8,693,148	8,027,562
Current portion of guarantee liability	1,090,146	—
Income taxes payable	5,548,802	3,448,502
Accrued salaries and wages	4,547,395	3,343,894
Deferred income taxes	837,741	661,040
Deferred revenues	4,806,305	4,044,069
Other accrued liabilities	5,670,031	5,794,071

Total current liabilities	35,742,851	29,936,547

LONG-TERM DEBT – Net of current portion	1,069,609	2,080,713

CAPITAL LEASE OBLIGATIONS – Net of current portion	823,091	910,405

ACQUISITION LIABILITY	3,604,943	—

GUARANTEE LIABILITY- Net of current portion	1,260,678	—

DEFERRED INCOME TAXES	2,294,860	2,285,344

DEFERRED REVENUES	6,478,104	3,514,633

OTHER LIABILITIES	1,476,508	1,453,240

SHAREHOLDERS’ EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; 45,545,920 and 45,525,592 issued and outstanding at August 31, 2005 and May 31, 2005, respectively	4,554,592	4,552,560
Additional paid-in capital	32,944,304	32,691,614
Retained earnings	87,862,630	79,856,954
Accumulated other comprehensive income	746,497	331,223

Total shareholders’ equity	126,108,023	117,432,351

	$178,858,667	$157,613,233

See notes to consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2005	2004

NET SALES	$42,434,493	$32,102,211

COST OF SALES	15,739,190	13,789,739

GROSS MARGIN	26,695,303	18,312,472

OPERATING EXPENSES:
Research and development	1,255,431	1,088,806
Selling and marketing	5,214,661	4,066,386
Distribution	1,851,320	1,939,017
General and administrative	5,822,256	3,016,932
Amortization	70,497	96,063

Total operating expenses	14,214,165	10,207,204

INCOME FROM OPERATIONS	12,481,138	8,105,268

OTHER INCOME (EXPENSE):
Interest income	182,975	136,627
Interest expense	(158,983)	(106,332)
Other income (expense) - net	82,428	(295,204)

Total other income (expense)	106,420	(264,909)

INCOME BEFORE INCOME TAXES	12,587,558	7,840,359
INCOME TAX EXPENSE	4,581,882	2,891,406
NET INCOME	$8,005,676	$4,948,953

Earnings per share:
Per common share	$0.18	$0.11
Per common share – assuming dilution	$0.17	$0.10

Weighted average shares outstanding:
Basic	45,541,734	45,105,638
Diluted	47,737,982	47,558,852

See notes to consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$8,005,676	$4,948,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,714,665	1,571,063
Amortization of other assets	70,497	96,063
Amortization of debt issue costs	12,967	11,025
Accretion of acquisition and guarantee liabilities	31,530	—
Loss on retirement of fixed assets	10,925	170,477
Deferred tax provision	11,074	5,080
Provision for doubtful accounts	185,793	92,972
Other	34,572	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, trade	(446,038)	(1,338,076)
Income taxes	2,472,413	2,914,423
Inventories	789,814	(700,648)
Other receivables	(106,444)	83,738
Other current assets	315,476	(601,124)
Other long-term assets	566,058	139,699
Accounts payable	673,226	410,079
Deferred revenue	3,905,993	244,405
Other current liabilities	1,089,316	623,298
Other long-term liabilities	16,967	(19,519)
Total adjustments	11,348,804	3,702,955

Cash provided by operating activities	19,354,480	8,651,908

INVESTING ACTIVITIES:
Purchases of / deposits on property and equipment	(2,604,290)	(1,221,142)
Cash paid for acquisition of majority ownership in Japanese subsidiary	(4,705,675)	—
Payments of guarantee liability	(201,909)	—
Investments in held to maturity marketable securities	(997,315)	—
Cash used in investing activities	(8,509,189)	(1,221,142)

FINANCING ACTIVITIES:
Repayments of long-term debt and capital leases	(1,162,183)	(2,194,570)
Proceeds from exercise of stock options (20,328 shares and 120,645 shares, respectively)	12,267	203,357
Borrowings, net of repayments under line of credit agreements	—	(1,848)
Repurchase of stock	—	(8,027,566)
Payment of cash for fractional shares resulting from stock split	—	(7,085)
Cash used in financing activities	(1,149,916)	(10,027,712)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	436	48,492
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,695,811	(2,548,454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,107,539	15,697,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,803,350	$13,148,628

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition obligation	$3,546,306	$—

See notes to consolidated financial statements.

IMMUCOR, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.               BASIS OF PRESENTATION

The principal business activities of Immucor, Inc. (the “Company”) are the development, manufacture and marketing of immunological diagnostic medical products. The Company operates facilities in North America, Europe and Japan. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as those accounts of its majority-owned subsidiary in Japan (see Note 3 to the consolidated financial statements). All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, there has been no material change in the information disclosed in the Company’s annual financial statements dated May 31, 2005, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

Share and per share amounts disclosed in this document pertaining to the three-month period ended August 31, 2004 have been retroactively adjusted to reflect the impact of the December 2004 stock split discussed in Note 5 below.

2.               STOCK-BASED COMPENSATION

The Company currently accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, the Company recognizes compensation expense only if the stock price on the grant measurement date exceeds the exercise price (i.e. the grant has intrinsic value).  In such a case, the intrinsic value of the grant is recognized as compensation expense over the four-year vesting period of the grant.  Prior to fiscal 2005, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the measurement date of the grant – therefore, these grants had no intrinsic value and, accordingly, no compensation expense was recorded regarding these grants.  Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant measurement date — therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the grant measurement date.  However, due to the small number of shares granted to new hires and the insignificant differences between the prices on the grant measurement days and the exercise prices of these new hire grants, the Company has determined that the aggregate intrinsic value of all such grants to date is not material to any fiscal period reported and has therefore not recognized compensation expense regarding these new hire grants.

The Company also grants stock options to certain employees as a result of their respective promotions.  As such grants have an exercise price equal to the fair value of the shares at the measurement date of grant, no compensation expense is recognized on these grants as such expense is not required to be recognized under APB Opinion No. 25.

From time to time, the Company awards grants of stock options to certain groups of employees.  In regards to a group grant, the Company has recorded compensation expense totaling approximately $35,000, net of taxes of $19,000, in the quarter ended August 31, 2005, as the fair value of the shares on the grant measurement date exceeded the exercise price.   Compensation expense for this group grant is being recorded over the four-year vesting period which will end in fiscal 2009.

In December 2002, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months Ended
	August 31,	August 31,
	2005	2004
Net income as reported	$8,005,676	$4,948,953
Add: stock-based employee compensation included in reported net income, net of taxes	35,239	—
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(416,072)	(468,229)
Pro forma net income	$7,624,843	$4,480,724

Earnings per share as reported:
Per common share	$0.18	$0.11
Per common share–assuming dilution	$0.17	$0.10

Pro forma earnings per share:
Per common share	$0.17	$0.10
Per common share–assuming dilution	$0.16	$0.09

Pro forma weighted average shares outstanding:
Basic	45,541,734	45,105,638
Diluted	47,559,374	47,558,852

3.               ACQUISITION

On July 5, 2005, the Company acquired a 51% interest in Immucor-Kainos, Inc. — a newly-formed joint venture with Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan.  This new entity was created via Kainos’ spinoff of its blood-banking division and is now Immucor’s distributor in Japan.  For its initial 51% interest, Immucor paid Kainos in cash 459.0 million Japanese Yen which equated to approximately $4.2 million.  The Company paid an additional $0.5 million in costs associated with this acquisition. The joint venture has 800 shares of common stock authorized, of which 200 shares were issued upon establishment and are valued at 10.0 million Japanese Yen (the par value of these 200 shares of common stock), of which Immucor holds 102 of these shares.

The Company is currently evaluating whether this joint venture will meet the definition of a variable interest entity as defined in the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN No. 46”).  However, the Company has determined that, regardless of whether the joint venture is deemed to be a variable interest entity, Immucor is the primary beneficiary; therefore, the transaction was accounted for as a purchase of a majority-owned business, the results of operations of which have been included in the Company’s consolidated financial statements beginning July 5, 2005.  Pro forma results of operations for the three-month period ended August 31, 2004 would not have been materially different as a result of this acquisition and therefore are not presented. The Company’s maximum exposure to loss regarding this joint venture is approximately $13.0 million at August 31, 2005.

In accordance with the terms of the Stock Purchase Agreement associated with the above acquisition, Immucor will purchase the remaining 49% interest from Kainos for 441.0 million Japanese Yen. The Company expects to purchase this remaining interest after a three-year transition period ending on June 30, 2008, but upon mutual agreement with Kainos, may purchase the interest prior to the end of the transition period.  The Company has determined that the Stock Purchase Agreement is a mandatorily redeemable financial instrument as defined in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and has accordingly recorded the present value of the obligation to purchase the remaining 49% interest as a long-term liability at August 31, 2005.  The balance sheet caption entitled “Acquisition liability” consists of this long-term obligation which totals $3.6 million at August 31, 2005.  Accretion of the liability is being recorded over the three-year transition period.  Interest expense disclosed on the consolidated statement of income for the three-month period ended August 31, 2005 includes approximately $23,000 from the accretion of this liability.  Given that the Company is required to acquire the remaining 49% interest, minority interest accounting is not applicable.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Immucor-Kainos, Inc.:

Total purchase price	$7,440,105

Net tangible assets acquired, excluding cash	$46,481
Net liabilities assumed	(2,526,976)
Intangible assets acquired, including goodwill	9,920,600

Cash paid for acquisition, net of cash acquired	$7,440,105

The above purchase price allocation is preliminary as the Company is awaiting fair value valuations to be completed by third-parties regarding the customer list acquired from Kainos and the three-way distribution agreement (see discussion below).   The total purchase price was negotiated on the Company’s behalf by an independent investment banking firm and includes a premium based on management’s belief that this business will achieve higher future profitability levels with the installation of Immucor personnel in key managerial positions overseeing the operations of this business.  The primary purpose of this acquisition is to allow Immucor to directly market and sell its products in Japan and to expand its presence in Japan.

A distribution agreement was signed on July 5, 2005 between Immucor, Kainos and the joint venture. The new agreement stipulates that Kainos will act as an intermediary between Immucor and the joint venture in that Kainos will have exclusive rights to supply the joint venture with Immucor product during the term of the agreement.  In accordance with this agreement, the joint venture guarantees that Kainos will receive a minimum net profit (as defined in the agreement) of 300 million Japanese Yen by the end of the three-year transition period ending June 30, 2008 on sales of Immucor product to the joint venture, with 125 million Japanese Yen to be received in each of the first two years and the remaining 50 million Japanese Yen in the third year.  The agreement expires on May 30, 2009, but may be terminated sooner (1) upon mutual agreement of the parties, (2) at the end of the transition period, or (3) upon Kainos’ attainment of the minimum guaranteed net profit.  The present value of this 300 million Japanese Yen guarantee was recorded, of which the short-term and long-term portions are included on the balance sheet captions entitled as such and total approximately $2.4 million at August 31, 2005.  Accretion of the liability is being recorded over the three-year transition period.  Interest expense disclosed on the consolidated statement of income for the three-month period ended August 31, 2005 includes approximately $32,000 from the accretion of this liability.  As of August 31, 2005, approximately 22 million Japanese Yen (or approximately $202,000) of the guarantee had been received by Kainos, which reduced the liability accordingly.

In accordance with the terms of the Joint Venture Agreement, Immucor has agreed to fund the joint venture’s purchase of Kainos’ blood-banking inventory, the majority of which consists of Immucor products sold to Kainos in the ordinary course of business.  Funding of this inventory purchase is expected to occur by December 31, 2005, and will total approximately $1.8 million which will be accounted for as additional purchase price.

In accordance with the terms of a Services Agreement, Kainos has agreed to supply certain services to the joint venture during the three-year transition period.

At August 31, 2005, approximately $1.1 million of the accounts receivable balance presented on the Company’s consolidated balance sheet represents amounts receivable from Kainos.  Approximately $453,000 of the accounts payable balance presented on the Company’s consolidated balance sheet as of August 31, 2005 represents amounts payable to Kainos.

4.               INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	August 31, 2005	May 31, 2005
Raw materials	$5,260,738	$5,710,331
Work in process	2,751,060	2,946,336
Finished goods, goods purchased for resale and supplies	13,097,627	13,179,745

	$21,109,425	$21,836,412

5.               EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share.  The Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend on July 16, 2004 to the shareholders of record as of the close of business on June 30, 2004.  On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004.  The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid.  All share and per share amounts disclosed in this document pertaining to the three-month period ended August 31, 2004 have been retroactively adjusted to reflect these stock splits.

	For the Three Months Ended
	August 31,	August 31,
	2005	2004
Numerator for basic and diluted earnings per share:
Income available to common shareholders	$8,005,676	$4,948,953

Denominator:
For basic earnings per share - weighted average shares basis	45,541,734	45,105,638
Effect of dilutive stock options and warrants	2,196,248	2,453,214
Denominator for diluted earnings per share -adjusted weighted average shares basis	47,737,982	47,558,852
Earnings per common share	$0.18	$0.11
Earnings per common share – assuming dilution	$0.17	$0.10

6.                    DOMESTIC AND FOREIGN OPERATIONS

Information concerning the Company’s domestic and foreign operations is summarized below (in 000s):

	For the Three Months Ended August 31, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$27,784	$2,702	$2,958	$2,283	$1,442	$2,074	$—	$39,243
Affiliates	2,197	485	—	86	—	44	(2,812)	—
Total	29,981	3,187	2,958	2,369	1,442	2,118	(2,812)	39,243
Net instrument revenues:
Unaffiliated customers	1,312	474	242	(58)	1	154	—	2,125
Affiliates	26	723	—	—	—	—	(749)	—
Total	1,338	1,197	242	(58)	1	154	(749)	2,125
Net collagen revenues:
Unaffiliated customers	1,066	—	—	—	—	—	—	1,066
Affiliates	—	—	—	—	—	—	—	—
Total	1,066	—	—	—	—	—	—	1,066
Net Sales	32,385	4,384	3,200	2,311	1,443	2,272	(3,561)	42,434

Income (loss) from operations	11,053	129	148	931	87	172	(39)	12,481
Net income (loss)	7,012	71	126	606	63	153	(25)	8,006

	For the Three Months Ended August 31, 2004
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$18,591	$3,097	$2,859	$1,860	$—	$2,102	$—	$28,509
Affiliates	2,166	640	—	6	—	20	(2,832)	—
Total	20,757	3,737	2,859	1,866	—	2,122	(2,832)	28,509
Net instrument revenues:
Unaffiliated customers	1,852	403	101	15	—	433	—	2,804
Affiliates	378	886	12	—	—	—	(1,276)	—
Total	2,230	1,289	113	15	—	433	(1,276)	2,804
Net collagen revenues:
Unaffiliated customers	789	—	—	—	—	—	—	789
Affiliates	—	—	—	—	—	—	—	—
Total	789	—	—	—	—	—	—	789
Net Sales	23,776	5,026	2,972	1,881	—	2,555	(4,108)	32,102

Income (loss) from operations	7,161	(70)	222	678	—	74	40	8,105
Net income (loss)	4,243	(43)	235	428	—	78	8	4,949

(1)   The Company acquired its majority owned Japanese subsidiary on July 5, 2005.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.4 million and $1.8 million for the three months ended August 31, 2005 and August 31, 2004, respectively.  The Company’s German operations made net export sales to unaffiliated customers of approximately $0.5 million and $1.1 million for the three months ended August 31, 2005 and August 31, 2004, respectively.  The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.5 million and $0.5 million for the three months ended August 31, 2005 and August 31, 2004, respectively.  Intercompany product sales are valued at market prices.

7.               COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended August 31, 2005 and August 31, 2004 is as follows:

	For the Three Months Ended
	August 31,	August 31,
	2005	2004

Net income	$8,005,676	$4,948,953
Foreign currency translation adjustment	410,137	368,796
Hedge loss reclassified to interest expense	5,137	5,137
Comprehensive income	$8,420,950	$5,322,886

8.               IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”).  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions.  This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption of this new statement will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Upon issuance, SFAS No. 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123(R) is unchanged. The Company expects to adopt SFAS No. 123(R) in its first interim period of fiscal 2007 using the modified retrospective method whereby prior period results are restated to reflect the impact of adoption of SFAS No. 123(R) and have concluded that SFAS No. 123(R) will have a material impact on its financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month periods ended August 31, 2005 and 2004 in Note 2 to the consolidated financial statements.  Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact FIN No. 47 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

9.               STOCK SPLITS

On June 1, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004.  The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004.  The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid.  The stock splits were the sixth and seventh for the Company since its initial public offering in December 1985.  Previously, the Company implemented a three-for-two stock split in 2003, a three-for-two split in 2002, a three-for-two split in 1991, a five-for-four split in 1990, and a five-for-four split in 1987.  All share and per share amounts disclosed in this document pertaining to the three-month period ended August 31, 2004 have been retroactively adjusted to reflect the stock splits described above.

10.         STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase.  On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock.  On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock.  During the three-month period ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program. No shares were repurchased during the remainder of fiscal 2005 or during the first quarter of fiscal 2006.  An aggregate of 1,002,750 shares remain authorized for repurchase under the program.

11.         LITIGATION AND OTHER MATTERS

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, became the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. This development prompted the Company to initiate an internal investigation, which was conducted by the Audit Committee of the Board of Directors.  The internal investigation determined that the physician rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003; the Company paid the physician 13,500 Euro in April 2004 for those services; and the payment was not improper.  However, the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act.  In November 2004 the Company voluntarily reported this violation to the SEC.  The internal investigation also addressed six payments to another physician in 1998, 1999 and 2000 totaling approximately $47,000.  Based on the investigation it appears those payments may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.

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

The Company is aware of seven class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers with respect to alleged violations of the securities laws.  All of the actions essentially duplicate one another, pleading essentially the same allegations.  The complaints filed in the lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, specifically alleging, among other things, that the Company misrepresented that its financial statements and disclosures during portions of the 2005 calendar year fairly and accurately reflected the Company’s results of operations, which allegedly resulted in the purchase of the Company’s common stock at artificially inflated market prices.  The lawsuits seek compensatory and other damages, and costs and expenses associated with the litigation.  The Company believes that each of the lawsuits is without merit, and intends to defend each of these lawsuits vigorously.  While the Company does not currently expect these matters to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and is seeking $350,000 plus interest, costs and attorney fees.  The Company is defending itself against this lawsuit, but at this time is not able to determine the probability of a favorable or unfavorable outcome or an estimate of the amount or range of possible loss.

The Company's compliance with its Affirmative Action Plan is being audited by the US Department of Labor's Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005.  If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action.  Due to the preliminary nature of this matter, we are not yet able to determine whether the Company will become subject to any such remedial action.

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

13.         DEFERRED INSTRUMENT COSTS

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company.  In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease.  In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue.  During the quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer.  Accordingly, for the quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000 which related to prior quarters.  The Company now records all such instrument costs at the time the instrument is installed and accepted by the customer and title has legally transferred to the customer.

14.         SUBSEQUENT EVENTS

On October 31, 2005 the Board of Directors of the Company approved a plan to close the Company’s Houston, Texas manufacturing facility.

The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities.  This closure, which is subject to certain regulatory approvals, is scheduled to occur in December 2007.

As a result of this closure plan, the Company expects to incur an estimated after-tax charge to earnings of approximately $2.0 million to $3.0 million, including approximately $1.5 million to $2.0 million in estimated after-tax asset impairment charges. The remaining projected after-tax closure costs of approximately $0.5 million to $1.0 million consists of approximately $0.3 million to $0.6 million in costs to consolidate operations and relocate associated employees and approximately $0.2 million to $0.4 million in one-time employee termination costs. The employee relocation costs will be expensed when incurred.  The one-time termination costs will be expensed ratably over the related required service period and consist of approximately $0.1 million to $0.3 million in stay-on bonuses and approximately $0.1 million in severance payments and outplacement assistance.

Net cash outlays related to the consolidation of operations, relocation of employees, and employee termination costs are expected to be approximately $1.0 million to $1.5 million to be paid out over the 2006 and 2007 fiscal years.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below:  the decision of customers to defer capital spending; increased competition in the sale of instruments and reagents; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates and foreign currency exchange rates; changes in demand for the Company’s human collagen product; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; delays in regulatory approvals or other unforeseen delays related to the Company's plans to move Houston manufacturing to another Company facility; higher than expected costs related to the planned closure of the Houston facility; higher than expected manufacturing consolidation costs; problems in efficiently producing products after the consolidation; the outcome of any legal claims known or unknown; and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Immucor cautions that historical results should not be relied upon as indications of future performance.  Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1, Note 2 and Note 8 to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.  Senior management has discussed the development and selection of critical accounting estimates and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Board of Directors.

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

•                  Reagent sales

Revenue from the sale of the Company’s reagents in the U.S. market is generally recognized upon shipment when both title and risk of loss transfer to the customer upon shipment.  Revenue from the sale of the Company’s reagents in the export market is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

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

The Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004.  The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training), the subsequent servicing of the instrument during the first year, reagent products provided to the customer during the validation period and, in some cases, price guarantees for consumables purchased during the contract period and/or a software interface to be provided to the customer.  The Company has determined the fair value of certain of these elements, such as training, validation reagents, and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training, validation reagents, and service is allocated to the instrument itself using the residual method.  The fair value of at least one customer training session is recognized as revenue when the instrument itself is recognized, provided that training has been provided. If multiple sessions are contractually provided for, and not all training has been complete at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of reagent products provided to the customer during the validation period is also recognized when the instrument itself is recognized.  The fair value of first year service is deferred and recognized over the first year of the contract.  The Company believes it not possible to determine the fair value of price guarantees.  If the agreement contains price guarantees, the entire sales price is deferred and recognized over the guarantee period.  The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

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

Allowance for Doubtful Accounts

Immucor maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company’s current policy for its North American affiliates, based on historical collection experience, is to provide an allowance of 2% of domestic third-party gross receivables and an allowance of 10% of international third-party gross receivables.  The Company’s current policy for all other affiliates, based on historical collection experience, is to provide an allowance of 4% of all third-party gross receivables. In addition, any third-party invoices over three years old are also provided for in the allowance.  At August 31, 2005, the allowance is approximately 5.3% of the gross accounts receivable balance. The Company continually monitors the collectibility of its customer accounts and when indications arise that an amount is not likely to be collected, the amount is charged to the allowance for doubtful accounts.  If the financial condition of any of Immucor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventory

Inventories are stated at the lower of first-in, first-out cost or market.  Cost includes material, labor and manufacturing overhead.  The Company uses a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis.  All finished good reagent products which will expire in less than six months are reserved in the period in which this expiration threshold is met.  Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is reserved in the period in which the product fails QC testing.  Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost.  Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines.  No material changes have been made to the inventory policy during the three-month period ended August 31, 2005.

Excess of Cost Over Net Tangible Assets Acquired and Other Long-lived Assets

In assessing the recoverability of the Company’s excess of cost over net tangible assets acquired and other long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company analyzes its goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The Company follows very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provides any allowances as required.  The Company believes that the value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.  No material changes have been made to the income tax policy during the three-month period ended August 31, 2005.

Stock-Based Employee Compensation

The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, the Company recognizes compensation expense only if the stock price on the grant measurement date exceeds the exercise price (i.e. the grant has intrinsic value).  In such a case, the intrinsic value of the grant is recognized as compensation expense over the four-year vesting period of the grant.  Prior to fiscal 2005, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant measurement date – therefore, these grants had no intrinsic value and, accordingly, no compensation expense was recorded regarding these grants.  Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant measurement date — therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the measurement date of grant.  However, due to the small number of shares granted to new hires and the insignificant differences between the prices on the grant measurement days and the exercise prices of these new hire grants, the Company has determined that the aggregate intrinsic value of all such grants to date is not material to any fiscal period reported and has therefore not recognized compensation expense regarding these new hire grants.

The Company also grants stock options to certain employees as a result of their respective promotions.  As such grants have an exercise price equal to the fair value of the shares at the measurement date of grant, no compensation expense is recognized on these grants as such expense is not required to be recognized under APB Opinion No. 25.

From time to time, the Company awards grants of stock options to certain groups of employees.  In regards to a group grant, the Company has recorded compensation expense totaling approximately $35,000, net of taxes of $19,000, in the quarter ended August 31, 2005, as the fair value of the shares on the grant measurement date exceeded the exercise price.   Compensation expense for this group grant is being recorded over the four-year vesting period which will end in fiscal 2009.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the interim disclosure requirements in the period ended May 31, 2003.  See Note 2 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Upon issuance, SFAS No. 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123(R) is unchanged. We expect to adopt SFAS No. 123(R) in our first interim period of fiscal 2007 using the modified retrospective method whereby prior period results are restated to reflect the impact of adoption of SFAS No. 123(R) and have concluded that SFAS No. 123(R) will have a material impact on our financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month periods ended August 31, 2005 and 2004 in Note 2 to the consolidated financial statements.  Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

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

For fiscal 2006, the Company is continuing to focus on improving gross margin through continuing to implement strategies already in place prior to May 31, 2005, as well as through the implementation of new strategies.  Gross margin increased to 62.9% for the quarter ended August 31, 2005 from 57.0% for the quarter ended August 31, 2004.  As further discussed below under “Results of Operations,” the improvement in gross margin during the quarter ended August 31, 2005, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases, attributable in part to the cancellation of supply agreements with two group purchasing organizations in January 2005 in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts;

•                  Increased Capture revenues, driven primarily by the kit-to-component changeover implemented in the third quarter of fiscal 2005, as well as placement of additional instruments which require use of this technology; and

•                  Increased manufacturing efficiencies due in part to the continued elimination of a number of redundant products previously manufactured at the Company’s three manufacturing facilities.

Listed below are the key factors which the Company expects to drive further gross margin improvement during the remainder of fiscal 2006:

•                  Impact of Customer Loyalty Program

This program has been built upon the standardized tier pricing structure first implemented in fiscal 2005.  As with the structure implemented in fiscal 2005, there are three pricing tiers – each representing differing levels of customer loyalty, with the highest tier consisting of the lowest prices for an automated instrument customer and the lowest tier consisting of the highest prices for the non-committed, occasional customer.  The program is intended to promote higher sales volumes while partially shielding the Company’s more loyal customers from the effects of price increases.

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

•                  Increased Japanese market penetration

On July 5, 2005, the Company acquired a 51% interest in Immucor-Kainos, Inc. – the newly formed joint venture with the Company’s former Japanese distributor, Kainos Laboratories, Inc. (“Kainos”).    On this date, the Company also signed a Stock Purchase Agreement, a mandatorily redeemable financial instrument as defined by SFAS No. 150, to purchase the remaining 49% interest from Kainos.  The Company expects to purchase this remaining interest upon the expiration of the three-year transition period which ends on June 30, 2008, or sooner, upon the fulfillment of a 300 million Japanese Yen guarantee liability to Kainos. The Company has accordingly recorded the present value of the 49% interest obligation as a liability which has been accounted for as additional purchase price.  The Company believes the formation of this joint venture is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.  This acquisition has been accounted for as a purchase of a majority-owned subsidiary, the results of which have been included in the Company’s consolidated statement of income from July 5, 2005.

•                  Implementation of new Kiwi technology

In July 2005, the Company selected the KODE™ technology platform of with Kiwi Ingenuity Limited (“Kiwi”), a partner to Auckland University of Technology Biotechnology Research Institute for use in creating a quality control system for blood group typing. This technology allows for the attachment of molecules on to the outside of cells, thereby resulting in a quality control system for blood grouping.  The Company expects to begin using this new technology in manufacturing products beginning in late fiscal 2006, and expects that offering its customers heightened assurance as to the accuracy of test results will provide the Company with an additional competitive advantage, thereby increasing overall revenues.  The Company expects to spend approximately $15,000 in research and development costs regarding this technology in fiscal 2006.

•                  Increased manufacturing efficiencies

The Company expects to continue the process of eliminating redundant products currently manufactured at the Company’s three manufacturing facilities.

Additionally, the Company expects to continue increasing manufacturing efficiencies going into fiscal 2007 through implementation of a Manufacturing Execution System (“MES”), a new sales forecasting system, and a new marketing database, the combination of which is expected to drive more accurate forecasting of product demand and resulting material and labor requirements.  The new marketing database was implemented in June 2005.  The new sales forecasting system is expected to be implemented in January 2006.   MES is expected to be implemented in the first quarter of fiscal 2007.  Furthermore, the recently announced planned closure of the Company’s Houston facility and the consolidation of manufacturing in the Company’s other facilities is expected to result in increased manufacturing efficiencies beginning in fiscal 2008.  This closure is currently scheduled for December 2007.  See Note 14 to the consolidated financial statements – Subsequent Events for more details regarding this planned closure.

In addition to the above strategies, the Company expects to further improve its competitive position going into fiscal 2007 through the launch of its third generation automated assay instrument, which is expected to be released in the European market in the summer of 2006. At the American Association for Clinical Chemistry convention held in July 2005, the Company presented a prototype of its new third generation instrument, the Galileo Echo™.  Development of this instrument has further progressed during fiscal 2005 with the Company accepting the manufacturer’s engineering model in late fiscal 2005.  The Galileo Echo™ is expected to be significantly smaller and faster than the ABS2000, and have substantially all of the features of the Company’s larger Galileo product, apart from lower throughput.  The Company believes the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of its customers (which number approximately 5,000 to 6,000 worldwide), to which the Company’s ABS2000 instrument is currently marketed.  The cost of development is expected to total approximately $2.0 million in fiscal 2006.

Liquidity and Capital Resources

As of August 31, 2005, the Company’s cash and cash equivalents balance totaled $46.8 million.  Net cash provided by operating activities increased to $19.4 million for the three months ended August 31, 2005, up $10.7 million from the same period ended August 31, 2004.  This increase was primarily driven by changes in working capital – primarily in deferred revenues and in inventories — as well as higher net income.

For the three months ended August 31, 2005, $8.5 million of cash was used in investing activities primarily for the following:  (1) acquisition of a 51% interest in Immucor-Kainos, Inc. ($4.7 million) – see Note 3 to the consolidated financial statements, (2) capital expenditures ($2.6 million), and (3) investments in held-to-maturity marketable securities ($1.0 million).  The $2.6 million in capital expenditures for the three-month period ended August 31, 2005 consisted primarily of $0.4 million for Galileo and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $1.6 million for machinery and equipment upgrades for use primarily at the Company’s Norcross facility, and $0.6 million for computer hardware and software enhancements of the enterprise software system.  Planned capital expenditures for fiscal 2006 total approximately $8.7 million.

A new three-way distribution agreement between Immucor, Kainos, and Immucor-Kainos, Inc. (the Company’s new majority owned subsidiary), executed on July 5, 2005, stipulates that Immucor-Kainos, Inc. guarantees that Kainos will receive a minimum net profit (as defined in the agreement) of 300 million Japanese Yen by the end of the three-year transition period ending June 30, 2008 on sales of Immucor product to Immucor-Kainos, Inc., with 125 million Japanese Yen to be received in each of the first two years and the remaining 50 million Japanese Yen in the third year.  The agreement expires on May 30, 2009, but may be terminated sooner (1) upon mutual agreement of the parties, (2) at the end of the transition period, or (3) upon Kainos’ attainment of the minimum guaranteed net profit.  As of August 31, 2005, approximately 22 million Japanese Yen (or approximately $202,000) of the guarantee had been received by Kainos in accordance with the terms of the distribution agreement.  See Note 3 to the consolidated financial statements.

Net cash used in financing activities totaled approximately $1.1 million and $10.0 million for the three months ended August 31, 2005 and 2004, respectively. The majority of the usage of cash for the current year period is attributable to $1.0 million repayment of principal on long term debt.  The Company’s $27.0 million secured credit facility with SunTrust Bank — comprised of a $15.0 million revolver and a $12.0 million term loan — matures in December 2006.  The term loan is payable in quarterly installments of $1.0 million.  The term loan and the revolver bear interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or SunTrust Bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement.  The loans are collateralized by the capital stock of certain of the Company’s subsidiaries.  As of August 31, 2005, there was $5.0 million outstanding on the term loan and none outstanding on the revolver.

The Company instituted a stock repurchase program in June of 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase.  On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock.  In the quarter ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87, bringing the aggregate number of shares to 4,247,250 repurchased to date since implementation of the 1998 repurchase program.  An aggregate of 1,002,750 shares remain authorized for repurchase under the program.  No shares of common stock have been repurchased by the Company since the quarter ended August 31, 2004.

At August 31, 2005 and 2004, the Company had an interest rate swap agreement in the Company’s functional currency, maturing in September 2005 with an initial notional principal amount of $15.0 million, which amortizes over the life of the instrument.  The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement.  For the quarters ended August 31, 2005 and 2004, the Company would have paid approximately $6,708 and $114,068, respectively, to terminate the agreement in the Company’s functional currency.  The liabilities at August 31, 2005 and 2004 are included in Other accrued liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets.  The interest rate swap agreement, with SunTrust Bank, is guaranteed by the Company.  See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Interest Rates.

The Company initiated in October 2004 an internal investigation into certain events involving its Italian subsidiary.  The internal investigation also addressed the underpayment of value added tax (VAT) by our Italian subsidiary.  All due but unpaid VAT has now been paid, with required interest, although the Italian tax authorities may impose a penalty for underpayment of VAT.

As of May 31, 2005, the Company had incurred approximately $2.6 million in professional fees over seven months associated with the previously reported internal investigation into certain events involving its Italian subsidiary.  During the quarter ended August 31, 2005, the Company had incurred an additional $0.8 million in professional fees associated with this matter.  Of the total amount of $3.4 million incurred to date, $0.4 million was unpaid and included in Other accrued liabilities in the Company’s Consolidated Balance Sheet as of August 31, 2005.  The Company believes it may incur up to an additional $1.2 million during the remainder of fiscal 2006 in professional fees and/or other costs related to this investigation.  As discussed more fully in Note 11 to the consolidated financial statements, no determination can yet be made as to whether the Company, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.  Accordingly, no provisions for any liabilities that may result upon closure of this matter have been made in the accompanying financial statements, other than the $0.4 million discussed above.

As discussed in more detail in Note 11 to the consolidated financial statements and in Part II, Item 1 below, we are aware of seven class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former directors and officers with respect to alleged violations of the securities laws.  We believe each of the lawsuits is without merit, and intend to defend each of these lawsuits vigorously.  While we do not currently expect these matters to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

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

Results of Operations

Immucor generated revenues of $42.4 million for the three-month period ended August 31, 2005, a $10.3 million increase over the same period in the prior fiscal year.  Net income totaled $8.0 million for the three-month period ended August 31, 2005, a $3.1 million increase over net income earned in the same period the prior fiscal year.  Diluted earnings per share totaled $0.17 on 47.7 million weighted average shares outstanding for the quarter ended August 31, 2005, as compared to diluted earnings per share of $0.10 on 47.6 million weighted average shares outstanding in the same period last fiscal year.  For the three-month period ended August 31, 2005, the effect on net sales, gross margin and net income of the change in the Euro exchange rate was minimal.

Net Sales

Reagent revenues grew to $39.2 million compared to $28.5 million in the prior year quarter, a 37.6% increase.  The growth in reagent revenue occurred primarily as a result of traditional reagent price increases in North America, which contributed $9.0 million to the increase.  Capture product sales were $7.9 million versus $6.4 million in the three-month period ended August 31, 2004, driven primarily by a changeover from selling the products in kits to selling the individual components – an operational change implemented in the third quarter of fiscal 2005 which resulted in increases in both volume and price. Human collagen sales were $1.1 million versus $0.8 million in the previous period ended August 31, 2004.  This increase was driven primarily due to the introduction of a new product (NouriCel). Sales of instruments were $2.1 million in the first quarter of 2006 compared to $2.8 million in the first quarter of 2005.  Although the number of instruments installed increased in the first quarter of fiscal 2006 from the number installed in the same period in fiscal 2005, a greater portion of the revenue associated with these instrument installations was subject to deferral under EITF Issue No. 00-21 in the first quarter of fiscal 2006.

Gross Margin

The gross margin (gross profit as a percentage of sales) on traditional reagents for the quarter ended August 31, 2005 benefited from the price increases discussed above, increasing to 69.2% for the current quarter from 57.4% for the prior year quarter.  The gross margin on Capture products was 79.7% for the current quarter, compared with 77.8% in the prior year quarter.  Capture gross margin was favorably impacted by the third quarter of fiscal 2005 changeover discussed above. The gross margin on human collagen sales was 28.3% during the current quarter, compared with 29.8% in the prior year quarter. Human collagen gross margin for the first quarter of fiscal 2006 is lower than the gross margin for the first quarter of fiscal 2005 due to a benefit associated with a standard cost revaluation in the first quarter of fiscal 2005. Instrument gross margin, including the impact of the cost of providing service was negative 74.9% for the current quarter, compared to positive 13.9% for the same quarter last year.  Instrument gross margin was adversely affected by the application of EITF Issue No. 00-21 as discussed above as the cost is incurred upon transfer of title regardless of timing of revenue recognition.

Operating Expenses

Research and development expenses were $1.3 million in the first quarter of fiscal year 2006, $0.2 million more than those recorded in the prior year quarter.  Spending on the development of the new third generation instrument targeted for the small- to medium-sized hospital market (the “Galileo Echo™”) was $0.3 million and $0.4 million, respectively, for the three-month periods ended August 31, 2005 and August 31, 2004.

Selling and marketing expenses increased $1.1 million over the three-month period ended August 31, 2004, but decreased as a percentage of sales.  This decrease as a percentage of sales was due primarily to higher period-over-period sales as discussed more fully above.

Distribution expenses for the three-month period ended August 31, 2005 decreased slightly from the prior year period and decreased also as a percentage of sales.  This decrease as a percentage of sales was due primarily to higher period-over-period sales as discussed more fully above.

General and administrative expenses for the three-month period ended August 31, 2005, rose approximately $2.8 million over the three-month period ended August 31, 2004.  The increase was attributable primarily to (1) higher audit and tax fees due mainly to the Sarbanes-Oxley Section 404 internal control assessment, (2) higher legal fees due mainly to the Italian investigation, and (3) higher salaries resulting primarily from increased headcount.

Interest Expense

When compared to the corresponding prior year period, interest expense increased slightly for the three-month period ended August 31, 2005, resulting primarily from accretion of the acquisition and guarantee liabilities.  See Note 3 to the consolidated financial statements.

Other Income (Expense)

Other income, net, for the three-month period ended August 31, 2005, reflects primarily foreign currency transaction gains that exceeded foreign currency transaction losses.   Other income, net, for the three-month period ended August 31, 2004, reflects a $0.3 million charge associated with the buyout of a distribution agreement in the first quarter of fiscal 2005 as well as the net effect of foreign currency transaction gains and losses.

Income Taxes

The provision for income taxes rose $1.7 million for the three-month period ended August 31, 2005, primarily due to higher pre-tax income.

ITEM 3.  Quantitative and Qualitative Disclosures on Market Risk.

There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005, except for additional foreign currency exchange risk associated with the Company’s new majority owned subsidiary – Immucor-Kainos, Inc. This additional risk is in regards to the Japanese Yen, which is the local currency for this new subsidiary which has total assets of approximately $13.6 million at August 31, 2005. Also, the acquisition liability totaling $4.7 million included on the U.S. parent company’s balance sheet is denominated in Japanese Yen and is therefore subject to foreign currency exchange risk. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and procedures

The Company’s new majority owned subsidiary – Immucor-Kainos, Inc. – was excluded from management’s quarterly evaluation as of August 31, 2005 due to the subsidiary being only recently acquired on July 5, 2005.  This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures beginning no later than the quarter ending August 31, 2006.

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of its most recent fiscal year – May 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective as of May 31, 2005, and identified the following control deficiencies in the Company’s internal control over financial reporting:

Revenue Recognition and Billing Processes.  Management concluded that as of May 31, 2005, material weaknesses existed related to ineffective controls over the Company’s revenue recognition and billing processes resulting from: the lack of controls over the review of all arrangement documentation in order to properly record revenue, the lack of controls over ensuring that all arrangement terms and conditions are known for proper revenue recognition evaluation, and the lack of personnel with sufficient skills and experience to properly record revenue from multi-element arrangements.

Financial Statement Close Process.  Management also concluded that as of May 31, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate processes, controls, review and approval procedures to ensure that financial statements and disclosures generated for external purposes are prepared in accordance with generally accepted accounting principles, the lack of personnel with sufficient skills and experience to properly analyze certain technical accounting issues in accordance with generally accepted accounting principles, and the lack of adequate policies and procedures in certain international locations with respect to preparing journal entries and reconciling certain significant accounts.

The Company’s management concluded that the control deficiencies described above constitute “material weaknesses” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2.  As a result of these control deficiencies, management recorded material adjustments to the Company’s financial statements during the fiscal year ended May 31, 2005, and management concluded that the Company’s internal control over financial reporting was ineffective as of May 31, 2005.  Therefore, Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an adverse opinion with respect to the Company’s internal control over financial reporting in the Company’s Form 10-K for the fiscal year ended May 31, 2005.

Management did not record material adjustments to the Company’s interim financial statements for the period ended August 31, 2005 relating to these control deficiencies. However, these control deficiencies could result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.  Management, with the oversight of the Audit Committee of the Board of Directors, has begun the process of remediating these control deficiencies as expeditiously as possible, but was unable to conclude that full remediation has occurred as of the date of this report – August 31, 2005.  Therefore, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures remain ineffective as of August 31, 2005.

(b) Changes in Internal control over Financial Reporting

As the Company’s fiscal 2005 internal control assessment was concluded only recently, no significant remediation efforts regarding the control deficiencies identified above were completed during the first quarter of fiscal 2006. The Company has identified the following remediation areas which were underway subsequent to the first quarter of fiscal 2006:

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

•     Further addition of internal audit staff to increase the periodic review of compliance with management’s stated policies and procedures; and

•     Further addition of accounting staff and expertise to improve the control environment and to compensate for the weaknesses identified.

Additionally, in August 2005, Steven C. Ramsey resigned as the Company’s Chief Financial Officer and was replaced on an interim basis by Patrick D. Waddy.

Other than in connection with the foregoing, management’s quarterly evaluation as of August 31, 2005 identified no changes in our internal control over financial reporting during the first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the Italian subsidiary, became the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. This development prompted the Company to initiate an internal investigation, which was conducted by the Audit Committee of the Board of Directors.  The internal investigation determined that the physician rendered services as the organizer and chairman of a convention sponsored by the Italian subsidiary in October 2003; the Company paid the physician 13,500 Euro in April 2004 for those services; and the payment was not improper.  However, the invoice for those services did not properly identify the doctor or the nature of his services, in violation of the books and records provisions of the Foreign Corrupt Practices Act.  In November 2004 the Company voluntarily reported this violation to the SEC.  The internal investigation also addressed six payments to another physician in 1998, 1999 and 2000 totaling approximately $47,000.  Based on the investigation it appears those payments may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.

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

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and is seeking $350,000 plus interest, costs and attorney fees.  The Company is defending itself against this lawsuit, but at this time is not able to determine the probability of a favorable or unfavorable outcome or an estimate of the amount or range of possible loss.

The Company's compliance with its Affirmative Action Plan is being audited by the US Department of Labor's Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005.  If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action.  Due to the preliminary nature of this matter, we are not yet able to determine whether the Company will become subject to any such remedial action.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its Common Stock during the quarter ended August 31, 2005.  As of August 31, 2005, an aggregate of 1,002,750 shares of Common Stock remain authorized for repurchase under the Company’s stock repurchase programs.

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

31.1                           Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2                           Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*The certifications contained in these exhibits are not “filed” for purposes of Section 18 of the Exchange Act [15 U.S.C. 78r], or otherwise subject to the liability of that section.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date:	November 10, 2005	By:	/s/ Edward L. Gallup
Edward L. Gallup, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	November 10, 2005	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Vice President –
Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

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