Form 10-Q
period 2005-11-30
IMMUCOR INC
filed 2006-01-06
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: November 30, 2005

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

As of December 31, 2005: Common Stock, $0.10 Par Value – 44,429,190

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,423,037	$37,107,539
Short-term investments	2,968,214	1,972,649
Accounts receivable, trade (less allowance for doubtful accounts of $1,886,606 at November 30, 2005 and $1,873,657 at May 31, 2005)	36,921,671	34,629,624
Other receivables	1,091,964	1,112,671
Inventories	19,825,463	21,836,412
Income taxes receivable	6,145	222,133
Deferred income taxes	1,567,058	1,568,137
Prepaid expenses and other	1,768,928	2,433,309

Total current assets	97,572,480	100,882,474

PROPERTY, PLANT AND EQUIPMENT - Net	22,055,704	23,034,727

DEFERRED INCOME TAXES	2,068,886	1,845,203

OTHER ASSETS - Net	276,847	1,112,997

DEFERRED LICENSING COSTS - Net	4,042,493	772,240

CUSTOMER LISTS - Net	2,324,937	1,140,000

GOODWILL	33,609,178	28,825,592

	$161,950,525	$157,613,233

See notes to condensed consolidated financial statements.

	November 30, 2005	May 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of borrowings under bank line of credit agreements	$—	$148,188
Current portion of long-term debt	41,678	4,042,295
Current portion of capital lease obligations	—	426,926
Current portion of acquisition liability	1,009,793	—
Accounts payable	11,091,013	8,027,562
Income taxes payable	2,068,423	3,448,502
Accrued salaries and wages	3,541,683	3,343,894
Deferred income taxes	594,361	661,040
Deferred revenue	4,280,374	4,044,069
Other accrued liabilities	5,452,871	5,794,071

Total current liabilities	28,080,196	29,936,547

LONG-TERM DEBT – Net of current portion	55,892	2,080,713

CAPITAL LEASE OBLIGATIONS – Net of current portion	—	910,405

ACQUISITION LIABILITY	4,112,747	—

DEFERRED INCOME TAXES – Net of current portion	2,236,102	2,285,344

DEFERRED REVENUE – Net of current portion	7,087,325	3,514,633

OTHER LIABILITIES	1,550,226	1,453,240

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - authorized 60,000,000 shares, $0.10 par value; issued and outstanding 45,036,069 and 45,525,592 at November 30, 2005 and May 31, 2005, respectively	4,503,607	4,552,560
Additional paid-in capital	19,251,634	32,691,614
Retained earnings	95,917,300	79,856,954
Accumulated other comprehensive income (loss)	(844,504)	331,223

Total shareholders’ equity	118,828,037	117,432,351

	$161,950,525	$157,613,233

See notes to condensed consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

NET SALES	$44,024,845	$32,640,218	$86,459,338	$64,742,429

COST OF SALES	15,483,662	14,319,019	31,222,852	28,108,758

GROSS PROFIT	28,541,183	18,321,199	55,236,486	36,633,671

OPERATING EXPENSES:
Research and development	1,207,601	1,153,920	2,463,032	2,242,726
Selling and marketing	5,194,913	4,210,898	10,409,574	8,277,284
Distribution	1,930,917	1,952,845	3,782,237	3,891,862
General and administrative	4,887,864	3,749,230	10,710,120	6,766,162
Restructuring expense	2,456,766	—	2,456,766	—
Amortization expense and other	96,879	606,299	167,376	702,362

Total operating expenses	15,774,940	11,673,192	29,989,105	21,880,396

INCOME FROM OPERATIONS	12,766,243	6,648,007	25,247,381	14,753,275

OTHER INCOME (EXPENSE):
Interest income	232,558	111,761	415,533	248,388
Interest expense	(182,871)	(219,055)	(341,854)	(325,387)
Other - net	(152,550)	575,919	(70,123)	280,715

Total other income (expense)	(102,863)	468,625	3,556	203,716

INCOME BEFORE INCOME TAXES	12,663,380	7,116,632	25,250,937	14,956,991
INCOME TAX EXPENSE	4,608,710	2,907,133	9,190,591	5,798,539
NET INCOME	$8,054,670	$4,209,499	$16,060,346	$9,158,452

Earnings per share:
Per common share - Basic	$0.18	$0.09	$0.35	$0.20
Per common share - Diluted	$0.17	$0.09	$0.34	$0.19

See notes to condensed consolidated financial statements.

IMMUCOR, INC. AND SUBSEDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE, MAY 31, 2005	45,525,592	$4,552,560	$32,691,614	$79,856,954	$331,223	$117,432,351

Exercise of stock options	153,077	15,307	115,147	—	—	130,454
Expense recognized on options awarded	—	—	77,105	—	—	77,105
Stock repurchases and retirements	(642,600)	(64,260)	(14,792,548)	—	—	(14,856,808)
Tax benefits related to stock options and other	—	—	1,160,316	—	—	1,160,316
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(1,186,000)	(1,186,000)
Hedge loss reclassified into earnings	—	—	—	—	10,273	10,273
Net income	—	—	—	16,060,346	—	16,060,346
Total comprehensive income						14,884,619

BALANCE, NOVEMBER 30, 2005	45,036,069	$4,503,607	$19,251,634	$95,917,300	$(844,504)	$118,828,037

Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,	November 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$16,060,346	$9,158,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,491,203	3,379,245
Accretion of liabilities	77,410	—
Loss on retirement of fixed assets	131,847	580,713
Foreign exchange gain	(241,502)	—
Provision for restructuring expenses	2,456,766	—
Provision for doubtful accounts	145,457	194,211
Gain on sale of long-term investment	—	(530,000)
Deferred tax benefit	(186,406)	(11,298)
Other	79,509	375,935
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(3,168,872)	(2,287,977)
Income taxes	(101,841)	3,043,091
Inventories	1,514,224	310,553
Other receivables	(30,427)	(232,623)
Other current assets	643,593	(566,461)
Other long-term assets	577,781	142,629
Accounts payable	2,693,449	(437,913)
Deferred revenue	3,731,601	581,939
Other current liabilities	31,585	1,065,336
Other long-term liabilities	884,193	(47,377)
Total adjustments	12,729,570	5,560,003
Cash provided by operating activities	28,789,916	14,718,455
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,402,336)	(2,600,601)
Proceeds from sale of property and equipment	—	9,411
Payment for net assets of acquired company	(4,731,616)	—
Investments in held-to-maturity marketable securities	(995,565)	—
Proceeds from sale of long-term investment	—	1,300,000
Cash used in investing activities	(10,129,517)	(1,291,190)
FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit agreements, net	(145,139)	93
Repayments of long-term debt and capital leases	(7,332,603)	(3,391,656)
Repurchase of common stock	(14,856,808)	(8,027,567)
Payment for fractional shares resulting from stock split	—	(7,085)
Proceeds from exercise of stock options	130,454	529,583
Cash used in financing activities	(22,204,096)	(10,896,632)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(140,805)	(166,212)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,684,502)	2,364,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,107,539	15,697,082
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,423,037	$18,061,503

See Note 8 for supplemental cash flow information.

See notes to condensed consolidated financial statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.               NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) is in the business of developing, manufacturing and marketing immunological diagnostic medical products. The Company operates facilities in the United States, Canada, Europe and Japan. The unaudited condensed consolidated financial statements include the accounts of the Company and all its subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2005, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three and six months ended November 30, 2005. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2006 or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the presentation of financial statements in this report.

2.               STOCK-BASED COMPENSATION

The Company adopted the disclosure only provisions for employee stock-based compensation under SFAS Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and continues to account for employee stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, the Company recognizes compensation expense only if the stock price on the grant measurement date exceeds the exercise price.  In such a case, the intrinsic value of the grant is recognized as compensation expense over the vesting period of the grant and credited to equity. Upon exercise, net proceeds, including tax benefit realized, are credited to equity.

Had the Company adopted the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS Statement No. 148, the effect on the Company’s net income and earnings per share would have been as follows:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net income as reported	$8,054,670	$4,209,499	$16,060,346	$9,158,452
Add: stock based employee compensation included in reported net income, net of taxes	29,118	—	64,357	—
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(399,544)	(403,090)	(815,616)	(871,319)
Pro forma net income	$7,684,244	$3,806,409	$15,309,087	$8,287,133

Earnings per share as reported:
Per common share - Basic	$0.18	$0.09	$0.35	$0.20
Per common share - Diluted	$0.17	$0.09	$0.34	$0.19

Pro forma earnings per share:
Per common share - Basic	$0.17	$0.08	$0.34	$0.18
Per common share - Diluted	$0.16	$0.08	$0.32	$0.17

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The plan replaces all other stock incentive plans which will be frozen and will remain in effect only to the extent of awards outstanding under these plans. Under the 2005 plan, besides granting stock options, management will be able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 2,400,000. The maximum number of shares that may be used for awards other than stock options is 1,200,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,200,000.

3.               ACQUISITION

On July 5, 2005, the Company, in an effort to expand its presence in Japan, acquired a 100% interest in Immucor-Kainos, Inc. — a newly-formed company in which Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan spun off its blood-banking division to the newly-formed company.  Immucor paid Kainos 459.0 million Japanese Yen (approximately $4.2 million) in cash on signing of the purchase agreements, and will pay an additional 300 million Japanese Yen (approximately $2.5 million) over three years with payment of 125 million Japanese Yen in each of the first two years and the remaining 50 million Japanese Yen in the third year. A final payment of 441.0 million Japanese Yen will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. The Company has recorded 741 million Japanese Yen (with approximate present value of $5.1 million, using a discount rate of approximately 3.7% per annum), as a liability. Immucor-Kainos, Inc. has been consolidated as a wholly owned subsidiary in these financial statements.

During the second quarter of fiscal year 2006, the Company completed a valuation of the intangible assets acquired in the transaction. Pursuant to the valuation, the Company allocated 150 million Japanese Yen (approximately $ 1.3 million) to the purchase of the customer list and 400 million Japanese Yen (approximately $3.3 million) to the business licenses and regulatory permits. Besides payment of purchase consideration to Kainos, the Company incurred additional direct cost of $0.5 million associated with this acquisition. During the second quarter of fiscal year 2006, direct acquisition expenses of 30.8 million Japanese Yen (approximately $276,000) were recorded as additional acquisition cost.

The following table summarizes the allocation of acquisition cost, including professional fees and other related acquisition costs to the assets acquired based on their fair values:

Net tangible assets acquired	$104,881
Intangible assets acquired	4,927,874
Goodwill acquired	5,689,670
Total acquisition cost	$10,722,425

As of November 30, 2005, the Company has paid 519 million Japanese Yen (approximately $4.7 million) of the total acquisition cost and has accrued the balance of 741 million Japanese Yen (with approximate present value $5.1 million), the present value of the remaining liability, as a liability under the caption - acquisition liability.

The total purchase price includes a premium based on management’s assessment that the Company will achieve higher future profitability levels in the Japanese market by acquiring direct control and management of marketing the Company’s products with the installation of Immucor personnel in key managerial positions overseeing the operations of the business.  The primary purpose of this acquisition is to allow Immucor to directly market and sell its products in Japan and to expand its presence in Japan.  Additionally, in accordance with the terms of the purchase agreement, Kainos has agreed to supply certain services to Immucor-Kainos during the three-year transition period.

At November 30, 2005, Immucor-Kainos owed Kainos approximately $2.7 million for products supplied by Kainos, and was owed approximately $2.0 million from Kainos for products sold by Kainos on behalf of Immucor-Kainos. Additionally, Kainos owed Immucor $0.2 million for products supplied to Kainos from the United States.

No pro forma information of revenue and income for the acquired business is provided as the effect of the acquisition on the consolidated financial statements is not material. The results of operations of the acquired subsidiary have been included from July 5, 2005 onwards, the date of acquisition. See Note 10 on segment information for details.

4.               INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market:

	As of	As of
	November 30, 2005	May 31, 2005

Raw materials and supplies	$4,692,360	$5,710,331
Work in process	2,947,678	2,946,336
Finished goods	12,185,425	13,179,745
	$19,825,463	$21,836,412

5.               GOODWILL

The $4.8 million increase in goodwill on the consolidated balance sheets from May 31, 2005 to November 30, 2005 relates to the acquisition of Immucor-Kainos, Inc. on July 5, 2005. Goodwill on the acquisition of Immucor-Kainos, Inc. amounting to $5.7 million was reduced by $0.6 million of profit generated from the supply of products to Kainos during the negotiation period from April 2005 to June 2005, and the reversal of a deferred revenue liability of $0.3 million relating to the old distribution agreement with Kainos.

6.               CUSTOMER LIST AND DEFERRED LICENSING COSTS

The customer list acquired with the acquisition of Immucor-Kainos was valued at $1.3 million with a useful life of 20 years and the licensing and regulatory permits, which were assumed to have infinite lives, were valued at $3.3 million. The customer list is being amortized over 20 years, and the licensing and regulatory permits will not be amortized but will be tested for impairment annually at the end of each fiscal year.

Amortization expense relating to intangible assets for the three-month and six-month periods ended November 30, 2005 was approximately $97,000 and $167,000, respectively, and amortization expense for the three-month and six-month periods ended November 30, 2004 was $98,000 and $194,000, respectively.

Accumulated amortization as of November 30, 2005 and May 31, 2005 was $2.5 million and $2.4 million, respectively.

7.               RESTRUCTURING EXPENSES

On October 31, 2005 the Board of Directors of the Company approved a plan to close the Company’s Houston, Texas manufacturing facility.

The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities.  This closure, which is subject to certain regulatory approvals, is scheduled to be completed by December 2007.

During the second quarter of fiscal year 2006, the Company recorded a charge of approximately $2.5 million, including approximately $2.4 million for impairment of long-lived assets and approximately $0.1 million for severance pay. The Company expects to incur approximately $2.1 million of additional costs to close this facility consisting of approximately $0.8 million in costs to consolidate operations and relocate associated employees, and approximately $1.3 million in retention bonus. The relocation costs will be expensed when incurred and the retention bonus is expensed over the period of service necessary to receive such bonus.

Total cash outlays for the restructuring plan are expected to be approximately $2.0 million to be paid out over the next two years.

8.               SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended	Six Months Ended
	11/30/05	11/30/04

Non-cash Investing and Financing Activities:
Accrual for additional purchase consideration	$5,122,540	$—
Supplemental information:
Taxes paid	$9,850,555	$3,443,432
Interest paid	196,414	321,498

9.               EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share.  The Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend on July 16, 2004 to the shareholders of record as of the close of business on June 30, 2004.  On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004.  The stock split increased the number of shares outstanding by 15,061,379 net of 82.5 fractional shares for which cash dividends were paid.  All share and per share amounts disclosed in this document pertaining to the three-month and six-month periods ended November 30, 2004 have been retroactively adjusted to reflect these stock splits.

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Income available to common shareholders	$8,054,670	$4,209,499	$16,060,346	$9,158,452
Denominator:
For basic earnings per share - weighted average shares basis	45,521,206	44,863,430	45,531,525	44,948,897
Effect of dilutive stock options	2,128,240	2,479,910	2,180,330	2,460,072
Denominator for diluted earnings per share -adjusted weighted average shares basis	47,649,446	47,343,340	47,711,855	47,408,969
Earnings per common share – basic	$0.18	$0.09	$0.35	$0.20
Earnings per common share – diluted	$0.17	$0.09	$0.34	$0.19

10.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Other” segment includes the operations of Belgium, Portugal and Spain. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across the segments. Intersegment sales are recorded at market price.

Segment information for the three and six months ended November 30, 2005 and 2004 is summarized below (in 000s).

	For the Three Months Ended November 30, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$28,118	$2,620	$2,934	$2,215	$1,945	$2,129	$—	$39,961
Affiliates	2,739	464	—	40	—	49	(3,292)	—
Total	30,857	3,084	2,934	2,255	1,945	2,178	(3,292)	39,961
Net instrument revenues:
Unaffiliated customers	1,642	368	357	234	2	358	—	2,961
Affiliates	48	530	1	—	—	—	(579)	—
Total	1,690	898	358	234	2	358	(579)	2,961
Net collagen revenues:
Unaffiliated customers	1,103	—	—	—	—	—	—	1,103
Affiliates	—	—	—	—	—	—	—	—
Total	1,103	—	—	—	—	—	—	1,103
Net Sales	33,650	3,982	3,292	2,489	1,947	2,536	(3,871)	44,025

Income (loss) from operations	11,563	(14)	294	1,096	(121)	230	(282)	12,766
Net income (loss)	7,284	5	168	690	(92)	178	(178)	8,055

	For the Three Months Ended November 30, 2004
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$18,463	$2,738	$2,787	$2,154	$—	$2,074	$—	$28,216
Affiliates	2,220	515	—	84	—	25	(2,844)	—
Total	20,683	3,253	2,787	2,238	—	2,099	(2,844)	28,216
Net instrument revenues:
Unaffiliated customers	2,045	433	182	—	—	1,028	—	3,688
Affiliates	90	1,557	2	—	—	2	(1,651)	—
Total	2,135	1,990	184	—	—	1,030	(1,651)	3,688
Net collagen revenues:
Unaffiliated customers	736	—	—	—	—	—	—	736
Affiliates	—	—	—	—	—	—	—	—
Total	736	—	—	—	—	—	—	736
Net Sales	23,554	5,243	2,971	2,238	—	3,129	(4,495)	32,640

Income (loss) from operations	6,338	(107)	(380)	829	—	114	(146)	6,648
Net income (loss)	4,273	(70)	(563)	540	—	121	(92)	4,209

	For the Six Months Ended November 30, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$55,902	$5,322	$5,892	$4,498	$3,387	$4,203	$—	$79,204
Affiliates	4,936	949	—	126	—	93	(6,104)	—
Total	60,838	6,271	5,892	4,624	3,387	4,296	(6,104)	79,204
Net instrument revenues:
Unaffiliated customers	2,954	842	599	176	3	512	—	5,086
Affiliates	74	1,253	1	—	—	—	(1,328)	—
Total	3,028	2,095	600	176	3	512	(1,328)	5,086
Net collagen revenues:
Unaffiliated customers	2,169	—	—	—	—	—	—	2,169
Affiliates	—	—	—	—	—	—	—	—
Total	2,169	—	—	—	—	—	—	2,169
Net Sales	66,035	8,366	6,492	4,800	3,390	4,808	(7,432)	86,459

Income (loss) from operations	22,616	115	443	2,027	(34)	401	(321)	25,247
Net income (loss)	14,295	76	295	1,296	(29)	329	(202)	16,060

Total assets	142,144	11,387	17,314	12,094	13,776	8,867	(43,632)	161,951

	For the Six Months Ended November 30, 2004
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$37,055	$5,836	$5,646	$4,015	$—	$4,173	$—	$56,725
Affiliates	4,386	1,155	—	90	—	45	(5,676)	—
Total	41,441	6,991	5,646	4,105	—	4,218	(5,676)	56,725
Net instrument revenues:
Unaffiliated customers	3,897	836	283	15	—	1,461	—	6,492
Affiliates	468	2,444	14	—	—	2	(2,928)	—
Total	4,365	3,280	297	15	—	1,463	(2,928)	6,492
Net collagen revenues:
Unaffiliated customers	1,525	—	—	—	—	—	—	1,525
Affiliates	—	—	—	—	—	—	—	—
Total	1,525	—	—	—	—	—	—	1,525
Net Sales	47,331	10,271	5,943	4,120	—	5,681	(8,604)	64,742

Income (loss) from operations	13,499	(178)	(158)	1,506	—	190	(106)	14,753
Net income (loss)	8,516	(114)	(327)	968	—	199	(84)	9,158

Total assets	114,590	17,694	17,726	11,602	—	12,472	(43,859)	130,495

(1)          Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired the Japanese subsidiary.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.1 million and $1.8 million for the three months ended November 30, 2005 and 2004, respectively, and approximately $2.5 million and $3.6 million for the six months ended November 30, 2005 and 2004, respectively.  The Company’s German operations made net export sales to unaffiliated customers of approximately $0.9 million and $0.6 million for the three months ended November 30, 2005 and 2004, respectively, and approximately $1.8 million and $1.8 million for the six months ended November 30, 2005 and 2004, respectively.  The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.2 million and $0.5 million for the three months ended November 30, 2005 and 2004, respectively, and approximately $1.1 million and $1.0 million for the six months ended November 30, 2005 and 2004, respectively.

11.         COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2005 and 2004 are as follows:

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net income	$8,054,670	$4,209,499	$16,060,346	$9,158,452
Net foreign currency translation	(1,591,001)	3,267,830	(1,186,000)	3,636,626
Hedge loss reclassified into earnings	5,137	5,136	10,273	10,273
Comprehensive income	$6,468,806	$7,482,465	$14,884,619	$12,805,351

12.         RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . “. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is in the process of evaluating the impact SFAS No. 151 will have upon adoption but does not anticipate it will have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Upon issuance, SFAS No. 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123(R) in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123(R) is unchanged. The Company expects to adopt SFAS No. 123(R) in its first interim period of its fiscal year ending May 31, 2007 and has concluded that SFAS No. 123(R) will have a material impact on its financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month and six-month periods ended November 30, 2005 and 2004 in Note 2 to the condensed consolidated financial statements.  Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. This statement is effective for the Company’s fiscal year ending May 31, 2007.

13.         STOCK SPLITS

On June 1, 2004, the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 30, 2004.  The stock split was distributed on July 16, 2004 and increased the number of shares outstanding by 10,066,940, net of 326 fractional shares for which cash dividends were paid. On November 15, 2004 the Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record as of the close of business on November 22, 2004.  The stock split was distributed on December 13, 2004 and increased the number of shares outstanding by 15,061,379, net of 82.5 fractional shares for which cash dividends were paid.  All share and per share amounts disclosed in this document pertaining to the three-month and six-month periods ended November 30, 2004 have been retroactively adjusted to reflect the June and December 2004 stock splits described above.

14.         STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase.  On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock.  On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock.  During the three-month period ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87.  During the quarter ended November 30, 2005, the Company repurchased 642,600 shares at an average price per share of $23.07, bringing the aggregate number of shares to 4,889,850 repurchased to date since implementation of the 1998 repurchase program. An aggregate of 360,150 shares were available for repurchase under the program as of November 30, 2005.

On December 13, 2005, the Board of Directors authorized the increase of the Company’s shares of common stock available under the Company’s stock repurchase plan by one million shares.

15.         COMMITMENTS AND CONTINGENCIES

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, became the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. An internal investigation conducted by the Audit Committee of the Company’s Board of Directors determined that a €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act, and payments to another physician totaling approximately $47,000 may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.  The SEC has issued a formal investigative order in these matters, the Company has made voluntary submissions to the SEC and the Company continues to cooperate with the SEC.  Neither the Italian prosecutor nor the SEC has expressed to the Company any conclusions about the ultimate outcome of their respective investigations.  No determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

The Company is aware of ten class-action lawsuits having been filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. These actions, filed by former shareholders of the Company, seek damages on behalf of themselves individually and on behalf of an alleged class of former shareholders who either purchased or sold the Company’s stock between January 7 and August 29, 2005. The lawsuits allege that the Company’s stock prices during that time were inflated as a result of material misrepresentations or omissions in the Company’s financial statements. The cases are at a very early stage. The plaintiffs have informed the court that they intend to file an amended and consolidated complaint. As a consequence, discovery has not yet begun, the Company has not been required to file an answer or other defenses to the actions, nor has the court made any determination whether any of the cases have merit or should be allowed to proceed as class actions. The Company believes each of the lawsuits is without merit, and intends to vigorously defend itself. While the Company does not currently expect these lawsuits to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and seeking $350,000 plus interest, costs and attorney fees.  The Company is defending itself against this lawsuit, but at this time is not able to determine the probability of a favorable or unfavorable outcome or an estimate of the amount or range of possible loss.

The Company’s compliance with its Affirmative Action Plan is being audited by the US Department of Labor’s Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005.  If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action.  Due to the preliminary nature of this matter, the Company is not yet able to determine whether it will become subject to any such remedial action.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

16.         DEFERRED INSTRUMENT COSTS

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement with the third party whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company.  In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease.  In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue.  During the quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer.  Accordingly, for the quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000 which related to prior quarters.  The Company now records all such instrument costs at the time the instrument is installed and accepted by the customer and title has been legally transferred to the customer.

17.         SUBSEQUENT EVENTS

Increase in authorized capital to 120 million shares

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders of the Company approved the increase of the Company’s authorized capital of common stock, par value $0.10, from 60 million shares to 120 million shares.

Stock repurchase plan

On December 13, 2005, the Board of Directors of the Company authorized the repurchase of an additional one million shares of common stock under the Company’s stock repurchase plan. See Note 14.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that Immucor, Inc. (“Immucor” or the “Company”) may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Immucor include the following, some of which are described in greater detail below:  the decision of customers to defer capital spending; the inability of customers to efficiently integrate our instruments into their blood banking operations; increased competition in the sale of instruments and reagents; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates and foreign currency exchange rates; changes in demand for the Company’s human collagen product; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; delays in regulatory approvals or other unforeseen delays related to the Company’s plans to move Houston manufacturing operations to another Company facility; higher than expected costs related to the planned closure of the Houston facility; higher than expected manufacturing consolidation costs; problems in efficiently producing products after the consolidation; the outcome of any legal claims known or unknown; and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Immucor cautions that historical results should not be relied upon as indications of future performance.  Immucor assumes no obligation to update any forward-looking statements.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q and notes to the consolidated financial statements and the MD&A contained in our 2005 Annual Report on Form 10-K for the fiscal year ended May 31, 2005.  Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.  Senior management has discussed the development and selection of critical accounting estimates and related disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Board of Directors.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•                  Reagent sales

Revenue from the sale of the Company’s reagents in the U.S. market is generally recognized upon shipment when both title and risk of loss transfer to the customer upon shipment.  Revenue from the sale of the Company’s reagents in the export market is recognized FOB upon customs clearance at which time both title and risk of loss transfer to the customer.

•                  Human collagen and collagen by-product sales

Revenue from the sale of the Company’s human collagen product and from the sale of by-products of collagen is recognized upon shipment and either passage of a 10-day inspection period (or, for by-products of collagen, passage of a 30-day inspection period), or upon receipt of notification of customer acceptance.  In accordance with a revenue-sharing agreement between the Company and the Company’s human collagen customer, revenue from the sale of by-products is allocated 66.7% to the Company and 33.3% to the collagen customer.

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

The Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004.  The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including training), the subsequent servicing of the instrument during the first year, reagent products provided to the customer during the validation period and, in some cases, price guarantees for consumables purchased during the contract period and/or a software interface to be provided to the customer.  The Company has determined the fair value of certain of these elements, such as training, validation reagents, and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement.  The Company believes it not possible to determine the fair value of price guarantees.  If the agreement contains price guarantees, the entire sales price is deferred and recognized over the guarantee period.  If the agreement does not include any price guarantees, the sales price in excess of the fair values of training, validation reagents, and service is allocated to the instrument itself; using the residual method.  The fair value of at least one customer training session is recognized as revenue when the instrument itself is recognized, provided the training has been provided. If multiple training sessions are contractually provided for, and not all training has been complete at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of reagent products provided to the customer during the validation period is also recognized when the instrument itself is recognized.  The fair value of first year service is deferred and recognized over the first year of the contract.  The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company.  In these limited situations, the Company continues to defer the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease.  In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue.  During the fiscal quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer.  Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters but which was not material to any single quarter.  The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title has been legally transferred to the customer.

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

•                  Shipping and handling charges

The amounts billed to customers for shipping and handling charges are recognized in net sales upon shipment. The associated cost of these shipments is recorded in cost of sales.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on its experience and assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to its allowance may be required. The Company has a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any such customer or other matters affecting the collectibility of amounts due from such customers would not have a material effect on the Company’s results of operations in the period in which such changes or events occur. After the Company’s attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory

Inventories are stated at the lower of cost or market determined on a first-in, first-out cost or market.  Cost includes material, labor and manufacturing overhead.  The Company uses a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established, and are charged to the consolidated statement of operations as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary.  The provision for obsolete inventory is reviewed on a quarterly basis.  All finished good reagent products due to expire in less than six months are written down to zero in the period in which this expiration threshold is met.  Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is written down to zero in the period in which the product fails QC testing.  Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost.  Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines.  No material changes have been made to the inventory policy during the six-month period ended November 30, 2005.

Goodwill, Intangible Assets and Other Long-lived Assets

In assessing the recoverability of the Company’s goodwill and other long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On June 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and are required to analyze the Company’s goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any allowances as required.  We believe that the value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly.  No material changes have been made to the income tax policy during the six-month period ended November 30, 2005.

Stock-Based Employee Compensation

We currently account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, we recognize compensation expense only if the stock price on the grant measurement date exceeds the exercise price (i.e. the grant has intrinsic value).  In such a case, the intrinsic value of the grant is recognized as compensation expense over the vesting period of the grant. We have recorded compensation expense totaling approximately $29,000 and $64,000, respectively, for the three-month and six-month periods ended November 30, 2005.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted the transitional disclosure requirements in the period ended May 31, 2003.  See Note 2 to the condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS No. 123(R) in our first interim period of our fiscal year ending May 31, 2007 and have concluded that SFAS No. 123(R) will have a material impact on our financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month and six-month periods ended November 30, 2005 and 2004 in Note 2 to the condensed consolidated financial statements.  Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

Overview

Founded in 1982, Immucor develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.  Our strategy is to strengthen our leadership position in the automation of blood bank testing by continuing to expand our base of installed instruments. To facilitate instrument placements, we offer customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities.  We utilize a “razor/razorblade” business model.  Our instruments are designed to operate with our proprietary reagents.  Therefore, once a customer procures an instrument from us, the customer is likely to continue to purchase proprietary reagents from us for use with the instrument on a going-forward basis.  In order to satisfy the broad spectrum of customers’ operational and financial criteria, we intend to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of our instrument offerings.

For fiscal 2006, we are continuing to focus on improving gross margins on our products through achieving continued benefits from strategies already implemented prior to May 31, 2005, as well as through the implementation of new strategies.  Our gross margin increased to 64.8% for the quarter ended November 30, 2005, from 56.1% for the quarter ended November 30, 2004.  Gross margin for the six-month period ended November 30, 2005 increased as well, from 56.6% for the prior year period to 63.9%.

As further discussed below under “Results of Operations,” the improvement in gross margin during the quarter ended November 30, 2005, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases, attributable in part to the cancellation, in January 2005, of supply agreements with two group purchasing organizations which annually contributed approximately $25 million to our revenue, in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts;

•                  Increased Capture reagent revenues, driven primarily by the kit-to-component marketing changeover implemented in the third quarter of fiscal 2005, as well as placement of additional instruments which require use of Capture reagents; and

•                  Increased manufacturing efficiencies due in part to the continued elimination of a number of redundant products previously manufactured at our three manufacturing facilities.

Listed below are the key factors which we expect will further gross margin improvements during the remainder of fiscal 2006:

•                  Implementation of Customer Loyalty Program

This new program has been built upon the standardized tier pricing structure first implemented in fiscal 2005.  As with the structure implemented in fiscal 2005, there are three pricing tiers – each representing differing levels of customer loyalty, with the highest tier consisting of the lowest prices for an automated instrument customer and the lowest tier consisting of the highest prices for the non-committed, occasional customer.  The new program, which was implemented in August 2005, is intended to promote higher sales volumes while partially shielding our more loyal customers from the effects of price increases.

•                  Impact of Galileo increased market penetration

We expect Capture reagent revenues to continue to increase in fiscal 2006 over fiscal 2005, due to the continued impact of fiscal 2005 Galileo placements as well as expected new placements in fiscal 2006.  In addition, service revenue is expected to continue to increase as the service warranty periods for prior year Galileo placements expire and additional service contracts are purchased by customers.

•                  Increased Japanese market penetration

On July 5, 2005, we acquired Immucor-Kainos, Inc. from our former Japanese distributor, Kainos Laboratories, Inc. (“Kainos”).  We believe the acquisition of this company is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.  The results of this subsidiary have been included in our consolidated financial statements from July 5, 2005, the date of acquisition.

•                  Implementation of new Kiwi technology

In July 2005, we signed a technology licensing agreement with Kiwi Ingenuity Limited (“Kiwi”), a partner to Auckland University of Technology Biotechnology Research Institute to use Kiwi’s KODE™ technology platform to create a quality control system for blood group typing. This technology allows for the attachment of molecules to the outside of cells, thereby resulting in a quality control system for blood grouping.  We expect to begin using this new technology in manufacturing products beginning in late fiscal 2006, and expect that offering our customers heightened assurance as to the accuracy of test results will provide us with a competitive advantage, thereby increasing overall revenues.  We expect to spend approximately $15,000 in research and development costs related to this technology in fiscal 2006.

•                  Increased manufacturing efficiencies

We expect to continue the process of eliminating redundant products currently manufactured at our three manufacturing facilities.

Additionally, we expect to continue increasing manufacturing efficiencies going into fiscal 2007 through implementation of a Manufacturing Execution System (“MES”), a new sales forecasting system, and a new marketing database, the combination of which is expected to drive more accurate forecasting of product demand and resulting material and labor requirements.  The new marketing database was implemented in June 2005.  The new sales forecasting system is expected to be implemented in January 2006.   MES is expected to be implemented in the first quarter of fiscal 2007.

In addition to the above strategies, we expect to further improve our competitive position going into fiscal 2007 through the launch of our third generation automated assay instrument, which is expected to be released in the European market in the summer of 2006. At the American Association for Clinical Chemistry convention held in July 2005, we presented a prototype of our new third generation instrument, the Galileo Echo™.  The Galileo Echo™ is significantly smaller and faster than the ABS2000 and, apart from lower throughput, has substantially all of the features of our larger Galileo product.  We believe the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of our customers (which number approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed.

Additionally, as a result of the closure of the Houston, Texas manufacturing facility in December 2007 and the subsequent consolidation of production in Norcross, Georgia and Halifax, Nova Scotia, the Company anticipates a significant reduction in costs, with the benefits expected to be partially realized in the 2008 fiscal year and fully realized in fiscal 2009 and subsequent years.

Liquidity and Capital Resources

At November 30, 2005, we had working capital of $69.5 million, compared to $70.9 million of working capital at May 31, 2005.  Our cash and cash equivalents were $33.4 million at November 30, 2005, as compared to $37.1 million at May 31, 2005. In the first two quarters of fiscal 2006, we paid $4.7 million for the purchase of Immucor-Kainos, repaid $7.3 million long-term debt and spent $14.9 million to repurchase shares of our common stock under the stock repurchase plan.  These factors contributed to the small reduction in the working capital and cash and cash equivalents even though operating activities generated $28.8 million cash for the six months ended November 30, 2005.

Net cash generated by operating activities increased to $28.8 million for the six months ended November 30, 2005, up $14.1 million from $14.7 million generated in the same period ended November 30, 2004.  This increase was primarily driven by a 75.4% increase in net income.

For the six months ended November 30, 2005, $10.1 million of cash was used in investing activities primarily for the following:  (1) acquisition of Immucor-Kainos, Inc. ($4.7 million), (2) capital expenditures ($4.4 million), and (3) investments in held-to-maturity marketable securities ($1.0 million).  The $4.4 million in capital expenditures for the six-month period ended November 30, 2005 consisted primarily of $0.6 million for Galileo and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $2.3 million for building, machinery and equipment and furniture additions and upgrades primarily at our Norcross facility, and $1.5 million for computer hardware and software enhancements of the enterprise software system.  Planned capital expenditures for fiscal 2006 total approximately $8.7 million.

In July 2005, we paid Kainos 459.0 million Japanese Yen (approximately $4.2 million) in cash on signing of the purchase agreements, and will pay additional 300 million Japanese Yen (approximately $2.5 million) over three years with payment of 125 million Japanese Yen in each of the first two years and the remaining 50 million Japanese Yen in the third year. A final payment of 441.0 million Japanese Yen will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

Net cash used in financing activities totaled approximately $22.2 million and $10.9 million for the six months ended November 30, 2005 and 2004, respectively. The majority of the usage of cash in the current year period is attributable to $14.9 million utilized to repurchase shares of our common stock and $7.3 million to repay long term debt. We repaid all capital lease obligations amounting to approximately $0.9 million, and also all of the $6.3 million borrowings from financial institutions, except approximately, $98,000 from the surplus generated from operating activities. We received $130,000 from exercise of employee stock options.

We instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase.  On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock.  On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock.  During the three-month period ended August 31, 2004, the Company repurchased 622,500 shares at an average per share price of $12.87.  During the quarter ended November 30, 2005, the Company repurchased 642,600 shares at an average price per share of $23.07, bringing the aggregate number of shares to 4,889,850 repurchased to date since implementation of the 1998 repurchase program. An aggregate of 360,150 shares remained available for repurchase under the program as of November 30, 2005. On December 13, 2005, the Board authorized the Company to repurchase up to additional one million shares, increasing to 1,360,150 shares available for repurchase.

In October 2004, we initiated an internal investigation into certain events involving our Italian subsidiary.  The internal investigation also addressed the underpayment of value added tax (VAT) by our Italian subsidiary.  All due but unpaid VAT has now been paid, with required interest, although the Italian tax authorities may impose a penalty for underpayment of VAT. As of November 30, 2005, we had incurred approximately $3.6 million in professional fees associated with this investigation.  During the three-month and six-month periods ended November 30, 2005, we had incurred an additional $0.5 million and $1.0 million, respectively, in professional fees associated with this matter.  We believe we may incur up to an additional $0.7 million during the remainder of fiscal 2006 in professional fees and/or other costs related to this investigation.  As discussed more fully in Note 15 to the condensed consolidated financial statements, no determination can yet be made as to whether we, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.  Accordingly, no provisions for any liabilities that may result upon closure of this matter have been made in the accompanying financial statements,.

As discussed in Note 15 to the condensed consolidated financial statements and in Part II, Item 1 (Legal Proceedings), certain lawsuits have been filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers, alleging violations of the securities laws.  We believe each of the lawsuits is without merit, and intend to defend the Company vigorously.  While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

On October 31, 2005 our directors approved a plan to close our Houston, Texas manufacturing facility.  The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities.  This closure, which is subject to certain regulatory approvals, is scheduled to be completed by December 2007.  During the second quarter of fiscal year 2006, we recorded a charge of approximately $2.5 million, including approximately $2.4 million for impairment of long-lived assets and approximately $0.1 for severance pay. The remaining projected closure costs of approximately $2.1 million consist of approximately $1.3 million in costs to consolidate operations and relocate associated employees to Norcross, and approximately $0.8 million in retention bonus. The employee relocation costs will be expensed when incurred and the retention bonus is expensed over the period of service necessary to receive such bonus. Net cash outlays related to the consolidation of operations, relocation of employees, and employee termination costs are expected to be approximately $2.0 million to be paid out over the next two years.

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for the next 12 months, as well as fund future long-term debt payments.  There are no restrictions on our subsidiaries in the matter of sending dividends, or making loans or advances to Immucor.

Results of Operations

We generated revenues of $44.0 million and $86.5 million, respectively, for the three-month and six-month periods ended November 30, 2005.  These revenue results represented respective increases of $11.4 million and $21.7 million over the same fiscal periods in the prior year.  Net income for the three-month and six-month periods ended November 30, 2005 totaled $8.1 million and $16.1 million, respectively; the results represented respective increases of $3.8 million and $6.9 million in net income over the same fiscal periods in the prior year.

Diluted earnings per share were $0.17 for the three-month period ended November 30, 2005, compared with diluted earnings per share of $0.09 for the three-month period ended November 30, 2004.  Diluted earnings per share were $0.34 for the six-month period ended November 30, 2005, compared with diluted earnings per share of $0.19 for the six-month period ended November 30, 2004.

For the three-month period ended November 30, 2005, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate decrease of $0.5 million and $0.2 million, respectively, and minimal for net income. For the six-month period ended November 30, 2005, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate decrease of $0.5 million and $0.2 million, respectively, and minimal for net income.

Revenues

Revenue for the fiscal second quarter was a record $44.0 million, up 34.9% from $32.6 million in the same period last year. The $11.4 million increase was primarily the result of price increases. Gross margin improved during the quarter to a record 64.8% up from 56.1% in the prior year quarter.

Reagent revenues grew to $40.0 million compared to $28.2 million in the prior year quarter, a 41.8% increase.  The growth in traditional reagent revenue (i.e. products not utilizing the Company’s patented Capture® technology) occurred mainly as a result of price increases.  Capture® product sales were $8.4 million in the three-month period ended November 30, 2005 compared to $6.6 million in the three-month period ended November 30, 2004.  Sales of instruments were $3.0 million in the second quarter of 2006 compared to $3.7 million in the second quarter of 2005; the reduction was primarily due to additional deferrals required for the sales contracts that included price guarantees. Most instrument sales in the United States are now being recognized over the life of the underlying reagent contract, which is normally five years. In the quarter ended November 30, 2005 approximately $1.4 million of instrument sales were deferred in this manner. As of November 30, 2005, deferred instrument revenues, including service revenues, totaled $11.4 million. Human collagen sales were $1.1 million compared to $0.7 million in the prior year quarter.

For the six-month period ended November 30, 2005, reagent revenues increased $22.5 million (or 39.6%) over the prior year period.  This growth for the year-to-date period was attributable primarily to the price increases as outlined above for the quarterly period.  For the six-month period ended November 30, 2005, Capture® product sales were $16.3 million as compared to $13.1 million for the same period in fiscal 2005.    Instrument revenues for the six-month period ended November 30, 2005 totaled $5.1 million as compared to $6.5 million in the prior year period, the reduction was primarily due to additional deferrals required for the sales contracts which offered price guarantees. Human collagen sales were $2.2 million as compared to $1.5 million for the same period in fiscal 2005.

Gross Margin

Overall gross margin improved during the quarter to a record 64.8%, up from 56.1% in the prior year quarter. Gross margin on traditional reagents for the quarter ended November 30, 2005 increased to 68.4% for the current quarter from 56.7% for the prior year quarter as a result of the price increases discussed above as well as from improved manufacturing efficiencies.  The gross margin on Capture® products was 78.6% for the current quarter, compared with 76.7% in the prior year quarter.  The gross margin on instruments, including the impact of the cost of providing service was 0.2% for the current quarter, compared to 22.1% for the same quarter last year.  Instrument gross margin in the current quarter was impacted by $1.4 million of revenue from instrument sales being deferred while the entire cost of sales of $0.7 million on those instrument sales was expensed in the current quarter. The gross margin on human collagen sales was 31.1% during the quarter, compared with 25.4% in the prior year quarter.

Overall gross margin improved during the six-month period ended November 30, 2005 to a record 63.9%, up from 56.6% in the prior six-month period ended November 30, 2004. Gross margin of 68.8% on traditional reagents for the six-month period ended November 30, 2005 was higher than the 57.0% achieved in the prior year period; the increase was primarily due to benefits from higher prices and improved manufacturing efficiencies. The gross margin on human collagen sales was 29.7% during the six months ended November 30, 2005, compared with 27.6% in the same prior year period.  The gross margin on instruments was negative 31.4% as compared to 18.6% in the six-month period in the prior year; the decrease in gross margin was primarily due to additional revenue deferrals required for the sales contracts which offered price guarantees and also due to increase in signing and recording full cost of instruments upfront for sales contracts for which revenue is deferred over the term of the contract. The gross margin on Capture® products improved to 79.1% from 77.3% in the prior six-month period.

Operating Expenses

Research and development expenses increased by approximately $54,000 to $1.2 million in the second quarter, up 4.7% compared to the prior year quarter.  For the six-month period ended November 30, 2005, we spent $2.5 million as compared to $2.2 million in the prior year period.  Spending on the development of Galileo Echo, the new third generation instrument targeted for the small to medium hospital market was $0.2 million and $0.5 million, respectively, for the three- and six-month periods ended November 30, 2005.  In these same periods in the prior year, $0.4 million and $0.8 million, respectively, were spent on Galileo Echo.

Selling and marketing expenses increased $1.0 million and $2.1 million, respectively, over the three-month and six- month periods ended November 30, 2004. The Japanese joint venture, which did not exist in the prior year, added $0.9 million and $1.4 million to selling and marketing expenses for the three-month and six-month periods in the current fiscal year. Our staff cost increased for the six-month period by $0.4 million for new hires and by $0.2 million for sales commissions.

Distribution expenses decreased nominally for the three-month period and by $0.1 million for the six-month period ended November 30, 2005 compared to the same period ended November 30, 2004.

General and administrative expenses increased by $1.1 million for the second quarter of 2006 as compared to the prior year quarter, partly due to higher legal and audit fees associated with the finalization of the internal investigation relating to events in Italy and higher audit fees associated with the additional procedures arising from compliance with the Sarbanes-Oxley Act required to complete the Annual Report on Form 10-K. For the six-month period of this fiscal year, the general and administration expenses increased by $3.9 million compared to the previous year period with legal and audit fees and staff costs accounting for the main increases.

Our decision to consolidate our manufacturing operations resulted in a restructuring charge of $2.5 million in the quarter. We recorded $0.1 million for severance pay and $2.4 million in impairment charges for long-lived assets at Houston, Texas facility for the three-month ended November 30, 2005. No restructuring charges were recorded in the comparative quarter for the previous year or in the first quarter of fiscal 2006.

Amortization expenses and other decreased by approximately $0.5 million for the three-month and six-month periods ended November 30, 2005 over the prior year periods because the prior year periods included a $0.5 million charge related to improperly recorded transactions on the Company’s Italian subsidiary’s books discovered during the Company’s internal investigation into activities in that subsidiary.  See Note 15 to the condensed consolidated financial statements.

Net Income and Earnings per Share

Higher sales, improved margins and only a marginal increase in expenses resulted in net income for the second quarter of $8.1 million, up 91.3% from $4.2 million for the same quarter last year. For the six-month period, the net income was $16.1 million compared to $9.2 million in the prior year period, an increase of 75.4%. For the second quarter, diluted earnings per share totaled $0.17, up from $0.09 for the same period last year; for the six-month period, diluted earnings per share was $0.34 per share compared to $0.19 for the same period last year.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2005, except for additional foreign currency exchange risks associated with the Company’s new subsidiary – Immucor-Kainos, Inc. This additional risk relates to potential volatility in the exchange rates for the Japanese Yen, which is the local currency for this new subsidiary which has total assets of approximately $13.8 million at November 30, 2005. Also, the acquisition liability totaling $5.1 million for the acquisition of Immucor-Kainos is denominated in Japanese Yen, and is therefore subject to foreign currency exchange risk. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s new subsidiary, Immucor-Kainos, Inc., was excluded from management’s quarterly evaluation as of November 30, 2005 due to the subsidiary being only recently acquired on July 5, 2005.  This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures beginning no later than the quarter ending August 31, 2006.

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of May 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2005, and identified the following control deficiencies in the Company’s internal control over financial reporting:

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

Financial Statement Close Process.  Management also concluded that as of May 31, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate processes, controls, and review and approval procedures to ensure that financial statements and disclosures generated for external purposes are prepared in accordance with generally accepted accounting principles; the lack of personnel with sufficient skills and experience to properly analyze certain technical accounting issues in accordance with generally accepted accounting principles; and the lack of adequate policies and procedures in certain international locations with respect to preparing journal entries and reconciling certain significant accounts.

The Company’s management concluded that the control deficiencies described above constitute “material weaknesses” as defined by Section 404 of the Sarbanes-Oxley Act of 2002.  As a result of these control deficiencies, management was required to record material adjustments to the Company’s financial statements during the fiscal year ended May 31, 2005, and management concluded that the Company’s internal control over financial reporting was ineffective as of May 31, 2005.  Therefore, Ernst & Young LLP, at that time the Company’s independent registered public accounting firm, issued an adverse opinion with respect to the Company’s internal control over financial reporting in the Company’s Form 10-K for the fiscal year ended May 31, 2005.

There were no material adjustments to the Company’s interim financial statements for the periods ended August 31, 2005 or November 30, 2005 relating to these control deficiencies.  However, these control deficiencies could result in a material misstatement in the Company’s annual or interim financial statements that would not be prevented or detected by employees of the Company in the normal course of performing their work.  Management, with the oversight of the Audit Committee of the Board of Directors, has begun the remediation process for these control deficiencies as expeditiously as possible and significant progress has been made in improving internal controls, but management was unable to conclude that full remediation had occurred as of November 30, 2005.  Therefore, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures remain ineffective as of November 30, 2005.

(b)  Changes in Internal Control over Financial Reporting

In the second quarter of fiscal 2006, the Company made significant progress in the following areas which were identified as areas requiring remediation in the first quarter of fiscal 2006:

•                             Formalizing controls around periodic monitoring of impairment indicators for inventory and long-lived assets;

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

Additionally, in August 2005, Steven C. Ramsey resigned as the Company’s Chief Financial Officer and was replaced on an interim basis by Patrick D. Waddy, who was subsequently appointed as the Company’s new Chief Financial Officer on December 16, 2005.

Other than in connection with the foregoing, management’s quarterly evaluation as of November 30, 2005 identified no changes in our internal control over financial reporting during the second fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As we previously reported, our Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, became the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to an Italian physician allegedly in exchange for favorable contract awards by his hospital. An internal investigation conducted by the Audit Committee of our Board of Directors determined that a €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act, and payments to another physician totaling approximately $47,000 may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals.  The SEC has issued a formal investigative order in these matters, we have made voluntary submissions to the SEC and we continue to cooperate with the SEC.  Neither the Italian prosecutor nor the SEC has expressed to us any conclusions about the ultimate outcome of their respective investigations.  No determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

We are aware of ten separate lawsuits having been filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging violations of the securities laws. These actions, filed by former shareholders, seek damages on behalf of themselves individually and on behalf of an alleged class of former shareholders who either purchased or sold our stock between January 7 and August 29, 2005. The lawsuits allege that our stock prices during that time were inflated as a result of material misrepresentations or omissions in our financial statements. The cases are at a very early stage. The plaintiffs have informed the court they intend to file an amended and consolidated complaint. As a consequence, discovery has not yet begun, we have not been required to file an answer or other defenses to the actions, nor has the court made any determination whether any of the cases have merit or should be allowed to proceed as class actions. We believe each of the lawsuits is without merit, and we intend to vigorously defend the Company. While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

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

The Company’s compliance with its Affirmative Action Plan is being audited by the US Department of Labor’s Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005.  If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action.  Due to the preliminary nature of this matter, we are not yet able to determine whether the Company will become subject to any such remedial action.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase plan during the quarter ended November 30, 2005 as indicated in the table below:

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of Publicly Announced Plan	Maximum # of Shares that May Yet Be Purchased Under the Plan
9/1/05 - 9/30/05	—	—	—	—
10/1/05 - 10/31/05	—	—	—	—
11/1/05 - 11/30/05	642,600	$23.07	4,889,850	360,150

The Company’s stock repurchase program was first instituted in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the Company’s 2004 fiscal year, leaving 425,250 shares available for repurchase.  On June 1, 2004, the Company announced that the Board of Directors had authorized the repurchase of an additional 450,000 shares under the program, and on August 2, 2004, the Company announced that the Board of Directors had authorized the repurchase of an additional 750,000 shares under the program. On December 13, 2005, the Board authorized the Company to repurchase up to additional one million shares, increasing to 1,360,150 shares available for repurchase under the plan. The Company’s stock purchase plan does not have an expiration date.

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

IMMUCOR, INC.

(Registrant)

Date:	January 6, 2006	By:	/s/ Edward L. Gallup
Edward L. Gallup, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	January 6, 2006	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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