Form 10-Q
period 2006-02-28
IMMUCOR INC
filed 2006-04-06
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2006

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2006: Common Stock, $0.10 Par Value – 45,212,607

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2006 (unaudited) and May 31, 2005

Condensed Consolidated Statements of Income for the three months and nine months ended February 28, 2006 and 2005 (unaudited)

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the period June 1, 2005 through February 28, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART 1.

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 28, 2006	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,607	$37,108
Short-term investments	1,987	1,973
Trade accounts receivable, net of allowance for doubtful accounts of $2,015 at February 28, 2006 and $1,874 at May 31, 2005	39,837	34,630
Inventories	20,415	21,836
Deferred income tax assets, current portion	1,567	1,568
Prepaid expenses and other current assets	3,787	3,767
Total current assets	106,200	100,882

PROPERTY AND EQUIPMENT, Net	23,152	23,035
DEFERRED INCOME TAX ASSETS	2,284	1,845
OTHER ASSETS	283	1,113
DEFERRED LICENSING COSTS, Net	4,112	772
CUSTOMER LISTS, Net	2,328	1,140
GOODWILL	33,997	28,826
Total assets	$172,356	$157,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$1,043	$4,617
Accounts payable	7,407	8,028
Accrued expenses and other current liabilities	8,910	9,800
Income taxes payable	4,634	3,448
Deferred revenue - current portion	5,556	4,044
Total current liabilities	27,550	29,937

LONG-TERM DEBT	—	2,081
ACQUISITION LIABILITY	4,014	—
DEFERRED REVENUE	7,746	3,515
DEFERRED INCOME TAX LIABILITIES	2,264	2,285
OTHER LONG-TERM LIABILITIES	1,686	2,363
Total liabilities	43,260	40,181
Commitments and contingencies (Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 45,182,129 and 45,525,592 shares at February 28, 2006 and May 31, 2005, respectively	4,518	4,552
Additional paid-in capital	16,812	32,692
Retained earnings	107,638	79,857
Accumulated other comprehensive income	128	331
Total shareholders’ equity	129,096	117,432
Total liabilities and shareholders’ equity	$172,356	$157,613

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

NET SALES	$47,090	$37,982	$133,550	$102,725
COST OF SALES	14,956	14,005	46,179	42,114
GROSS PROFIT	32,134	23,977	87,371	60,611

OPERATING EXPENSES
Research and development	938	1,079	3,401	3,321
Selling and marketing	5,141	4,895	15,550	13,172
Distribution	1,971	2,107	5,753	5,999
General and administrative	4,797	5,971	15,507	12,737
Restructuring expense	122	—	2,579	—
Amortization expense and other	86	(106)	254	597
Total operating expenses	13,055	13,946	43,044	35,826

INCOME FROM OPERATIONS	19,079	10,031	44,327	24,785

OTHER INCOME (EXPENSE)
Interest income	182	151	598	399
Interest expense	(93)	(188)	(435)	(513)
Other income (loss)	(280)	346	(352)	627
Total other	(191)	309	(189)	513

INCOME BEFORE INCOME TAXES	18,888	10,340	44,138	25,298
PROVISION FOR INCOME TAXES	7,167	3,880	16,357	9,679
NET INCOME	$11,721	$6,460	$27,781	$15,619

Earnings per share:
Per common share - basic	$0.26	$0.14	$0.61	$0.35
Per common share - assuming dilution	$0.25	$0.14	$0.58	$0.33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, JUNE 1, 2005	45,526	$4,552	$32,692	$79,857	$331	$117,432
Exercise of stock options	609	61	961	—	—	1,022
Expense recognized on options awarded	—	—	719	—	—	719
Stock repurchases and retirements	(953)	(95)	(22,159)	—	—	(22,254)
Tax benefits related to stock options and other	—	—	4,599	—	—	4,599
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	(213)	(213)
Hedge loss reclassified into earnings	—	—	—	—	10	10
Net income	—	—	—	27,781	—	27,781
Total comprehensive income						27,578

BALANCE, FEBRUARY 28, 2006	45,182	$4,518	$16,812	$107,638	$128	$129,096

Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	February 28,	February 28,
	2006	2005
OPERATING ACTIVITIES:
Net income	$27,781	$15,619

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,950	5,142
Accretion of acquisition liabilities	123	—
Loss on retirement of fixed assets	481	587
Unrealized foreign exchange gain	(130)	—
Provision for restructuring expenses	2,574	—
Provision for doubtful accounts	388	495
Gain on sale of long-term investment	—	(530)
Deferred tax provision (benefit)	(301)	106
Compensation expense recognized for stock options	719	10
Other	—	5

Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(6,022)	(8,529)
Income taxes	5,574	5,052
Inventories	1,090	(1,347)
Other current assets	(129)	783
Other assets	738	510
Accounts payable	(567)	(3,334)
Deferred revenue	5,952	1,570
Accrued expenses and other current liabilities	(649)	3,306
Other long-term liabilities	(10)	68
Total adjustments	14,781	3,894

Cash provided by operating activities	42,562	19,513

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,304)	(4,585)
Proceeds from sale of property and equipment	—	28
Payment for net assets of acquired company	(4,734)	—
Profit realized during Japan acquisition negotiations	576	—
Investments in held-to-maturity marketable securities	(15)	—
Proceeds from sale of long-term investment	—	1,300

Cash used in investing activities	(11,477)	(3,257)

FINANCING ACTIVITIES:
Repayments of line of credit agreements, net	(145)	—
Repayments of long-term debt and capital leases	(8,074)	(4,583)
Repurchase of common stock	(22,255)	(8,028)
Payment for fractional shares resulting from stock split	—	(9)
Proceeds from exercise of stock options	1,043	1,247

Cash used in financing activities	(29,431)	(11,373)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(155)	646

INCREASE IN CASH AND CASH EQUIVALENTS	1,499	5,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,108	15,697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,607	$21,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) is in the business of developing, manufacturing and marketing immunological diagnostic medical products. The Company operates facilities in the United States, Canada, Europe and Japan. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the Security and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2005, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three and nine months ended February 28, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2006, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior periods’ amounts have been reclassified to conform to the presentation of financial statements in this report.

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

Had the Company adopted the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS Statement No. 148, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Net income as reported	$11,721	$6,460	$27,781	$15,619
Stock based employee compensation included in reported net income, net of taxes	498	—	562	—
Stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(2,460)	(448)	(3,276)	(1,326)
Pro forma net income	$9,759	$6,012	$25,067	$14,293

Earnings per share as reported:
Per common share - Basic	$0.26	$0.14	$0.61	$0.35
Per common share - Diluted	$0.25	$0.14	$0.58	$0.33

Pro forma earnings per share:
Per common share - Basic	$0.22	$0.13	$0.55	$0.32
Per common share - Diluted	$0.21	$0.13	$0.53	$0.30

Acceleration of vesting of certain options

On January 18, 2006, the Board of Directors of the Company approved the acceleration of vesting of certain outstanding stock options previously awarded to certain employees (none of whom are directors or executive officers) under the Company’s equity compensation plans. As a result of this action, options to purchase approximately 207,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable.  The accelerated options have exercise prices ranging from $30.05 to $35.30 per share, which is greater than $26.83, the closing price of the Company’s common stock on the Nasdaq National Market on January 17, 2006, the day before the Board of Directors’ approved the acceleration. Under the recently issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company will be required to treat unvested stock options as an expense beginning June 1, 2006. The primary reasons for accelerating the vesting of these options were (i) to reduce the cumulative non-cash compensation expense that the Company would have otherwise been required to recognize in future periods as a result of the adoption of SFAS 123R, and (ii) to enhance the perceived value of the accelerated options, all of which were out-of-the-money at the time of the acceleration, to the employees who hold such options.

As a result of this decision, during the quarter ended February 28, 2006, the Company recorded compensation expense of approximately $642,000 (amount net of taxes - $498,000), which represented the remaining unearned compensation for these options and which was being expensed over the vesting periods of these options.

2005 Long-Term Incentive Plan

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides stock options, the Company will be able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 2,400,000. The maximum number of shares that may be used for awards other than stock options is 1,200,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,200,000.

3.              ACQUISITION

On July 5, 2005, the Company, in an effort to expand its presence in Japan, acquired a 100% interest in Immucor-Kainos, Inc. — a newly-formed company in which Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan, spun off its blood-banking division to the newly-formed company. Immucor paid Kainos 459 million Japanese Yen (approximately $4.2 million) in cash on signing of the purchase agreements, and will pay an additional 300 million Japanese Yen (approximately $2.5 million) over three years with payment of 125 million Japanese Yen in each of the first two years and the remaining 50 million Japanese Yen in the third year. A final payment of 441 million Japanese Yen will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. The Company has recorded 741 million Japanese Yen (with an approximate present value of $5.1 million, using a discount rate of approximately 3.7% per annum), as a liability. Immucor-Kainos, Inc. has been consolidated as a wholly owned subsidiary in these financial statements.

During the second quarter of fiscal year 2006, the Company completed a valuation of the intangible assets acquired in the transaction. Pursuant to the valuation, the Company allocated 150 million Japanese Yen (approximately $ 1.3 million) to the purchase of the customer list and 400 million Japanese Yen (approximately $3.3 million) to the business licenses and regulatory permits.

Besides payment of the purchase consideration to Kainos, the Company incurred additional direct cost of $0.5 million associated with this acquisition. During the second and third quarters of fiscal year 2006, direct acquisition expenses of 31.4 million Japanese Yen (approximately $0.2 million) were recorded as additional acquisition cost.

The following table summarizes the allocation of acquisition cost, including professional fees and other related acquisition costs to the assets acquired based on their fair values (in thousands):

Tangible assets acquired	$105
Intangible assets acquired	4,928
Goodwill acquired	5,695
Total acquisition cost	$10,728

At the time of signing the agreement, the Company paid 519 million Japanese Yen (approximately $4.7 million), including 60 million Japanese Yen for acquisition related expenses. As of February 28, 2006, the Company has paid 97 million Japanese Yen (approximately $0.9 million) of the total acquisition liability of 741 million Japanese Yen.

The total purchase price includes a premium based on management’s assessment that the Company will achieve higher future profitability levels in the Japanese market by acquiring direct control and management of marketing the Company’s products with the installation of Immucor personnel in key managerial positions overseeing the operations of the business. The primary purpose of this acquisition is to allow Immucor to directly market and sell its products and expand its presence in Japan. Additionally, in accordance with the terms of the purchase agreement, Kainos has agreed to supply certain services to Immucor-Kainos during the three-year transition period.

At February 28, 2006, Immucor-Kainos owed Kainos approximately $1.5 million for products supplied by Kainos, and was owed approximately $2.0 million from Kainos for products sold by Kainos on behalf of Immucor-Kainos. Additionally, Kainos owed Immucor approximately $0.2 million for products supplied to Kainos from the United States.

No pro forma information of revenue and income for the acquired business is provided as the effect of the acquisition on the consolidated financial statements is not material. The results of operations of the acquired subsidiary have been included from July 5, 2005 onwards, the date of acquisition. See Note 11 for segment information.

4.              INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis (in thousands):

	February 28, 2006	May 31, 2005

Raw materials and supplies	$5,090	$5,710
Work in process	3,129	2,946
Finished goods	12,196	13,180

	$20,415	$21,836

5.              GOODWILL

The $5.2 million increase in goodwill on the consolidated balance sheets from May 31, 2005 to February 28, 2006 relates to the acquisition of Immucor-Kainos, Inc. on July 5, 2005. At the time of acquisition of Immucor-Kainos, goodwill on the acquisition amounting to $5.7 million was reduced by $0.6 million of profit generated from the supply of products from the United States to Kainos during the negotiation period from April 2005 to June 2005, and the reversal of a deferred revenue liability of $0.3 million relating to the old distribution agreement with Kainos. In the third quarter of fiscal 2006, the goodwill account was further increased by a foreign exchange translation adjustment of $0.4 million.

6.              CUSTOMER LIST AND DEFERRED LICENSING COSTS

The customer list acquired with the acquisition of Immucor-Kainos was valued at $1.3 million with a useful life of 20 years, and the licensing and regulatory permits, which were assumed to have infinite lives were valued at $3.3 million. The customer list is being amortized over 20 years, and the licensing and regulatory permits will not be amortized but will be tested for impairment annually at the end of each fiscal year.

Amortization expense relating to intangible assets for the three-month and nine-month periods ended February 28, 2006 was approximately $86,000 and $254,000, respectively, and amortization expense relating to intangible assets for the three-month and nine-month periods ended February 28, 2005 was approximately $113,000 and $339,000, respectively.

Accumulated amortization as of February 28, 2006 and May 31, 2005 was $2.6 million and $2.4 million, respectively.

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

During the second quarter of fiscal year 2006, the Company recorded a charge of approximately $2.5 million in connection with this planned closure, including approximately $2.4 million for impairment of long-lived assets based on an independent valuation, and approximately $0.1 million for severance pay. The Company recorded a charge of approximately $0.1 million in the third quarter of fiscal year 2006. The Company expects to incur approximately $2.0 million of additional costs to close this facility consisting of approximately $0.6 million in costs to consolidate operations, approximately $0.7 million to relocate associated employees and approximately $0.7 million for retention bonuses and other expenses. The costs to consolidate operations and relocate employees are expensed when incurred and the retention bonuses are expensed over the period of service necessary to receive such bonuses.

Total cash outlays for the restructuring plan are expected to be approximately $2.3 million to be paid out over the next two years.

8.              BONUS ACCRUAL

The Company records monthly accruals for annual staff bonuses which are declared and paid only if operating income and net income targets set in annual budgets are achieved. If, at any time during a fiscal year, it becomes apparent to the Company’s management that the annual targets will not be achieved and no bonuses will be paid, then the provision is reversed. Management determined, in March 2006, that the Company’s revenues for the fiscal year 2006 were unlikely to be sufficient to achieve the budgeted targets. Accordingly, in compliance with the provisions of the SFAS No. 5, Accounting for Contingencies, management determined that the probability of achieving the fiscal year 2006 targets was remote, and the Company reversed approximately $1.0 million of the bonus provision in the third quarter of fiscal year 2006 which it had previously accrued in the first two quarters of fiscal year 2006.

9.              SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended	Nine Months Ended
	February 28,	February 28,
	2006	2005
	(Amounts in thousands)

Non-cash Investing and Financing Activities:
Acquisition liability assumed	$5,123	$—

Supplemental information
Taxes Paid	$11,487	$11,765
Interest paid	$205	$442

10.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share.

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share:
Income available to common shareholders	$11,721	$6,460	$27,781	$15,619

Denominator:
For basic earnings per share - weighted average shares basis	44,988	45,184	45,352	45,017
Effect of dilutive stock options	2,111	2,397	2,208	2,474
Denominator for diluted earnings per share -adjusted weighted average shares basis	47,099	47,581	47,560	47,491

Earnings per common share – basic	$0.26	$0.14	$0.61	$0.35
Earnings per common share – diluted	$0.25	$0.14	$0.58	$0.33

11.       SEGMENT AND GEOGRAPHIC INFORMATION

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

Segment information for the three and nine months ended February 28, 2006 and 2005 is summarized below (in thousands).

	For the Three Months Ended February 28, 2006
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$30,731	$2,729	$3,030	$2,186	$1,837	$2,081	$—	$42,594
Affiliates	2,808	470	—	35	—	44	(3,357)	—
Total	33,539	3,199	3,030	2,221	1,837	2,125	(3,357)	42,594
Net instrument revenues:
Unaffiliated customers	2,250	342	293	41	9	713	—	3,648
Affiliates	262	672	—	—	—	—	(934)	—
Total	2,512	1,014	293	41	9	713	(934)	3,648
Net collagen revenues:
Unaffiliated customers	848	—	—	—	—	—	—	848
Affiliates	—	—	—	—	—	—	—	—
Total	848	—	—	—	—	—	—	848

Net Sales	36,899	4,213	3,323	2,262	1,846	2,838	(4,291)	47,090

Income (loss) from operations	18,240	190	151	906	(85)	26	(349)	19,079
Net income (loss)	11,410	141	95	463	(124)	(44)	(220)	11,721

	For the Three Months Ended February 28, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$23,734	$3,102	$2,807	$1,791	$—	$2,308	$—	$33,742
Affiliates	2,612	571	—	63	—	43	(3,289)	—
Total	26,346	3,673	2,807	1,854	—	2,351	(3,289)	33,742
Net instrument revenues:
Unaffiliated customers	1,468	896	330	122	—	636	—	3,452
Affiliates	39	985	1	—	—	—	(1,025)	—
Total	1,507	1,881	331	122	—	636	(1,025)	3,452
Net collagen revenues:
Unaffiliated customers	788	—	—	—	—	—	—	788
Affiliates	—	—	—	—	—	—	—	—
Total	788	—	—	—	—	—	—	788

Net Sales	28,641	5,554	3,138	1,976	—	2,987	(4,314)	37,982

Income (loss) from operations	6,819	2,075	(11)	734	—	105	309	10,031
Net income (loss)	4,449	1,277	31	405	—	104	194	6,460

	For the Nine Months Ended February 28, 2006
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$86,633	$8,050	$8,921	$6,684	$5,224	$6,287	$—	$121,799
Affiliates	7,744	1,420	—	161	—	136	(9,461)	—
Total	94,377	9,470	8,921	6,845	5,224	6,423	(9,461)	121,799
Net instrument revenues:
Unaffiliated customers	5,204	1,182	893	217	12	1,225	—	8,733
Affiliates	335	1,927	1	—	—	—	(2,263)	—
Total	5,539	3,109	894	217	12	1,225	(2,263)	8,733
Net collagen revenues:
Unaffiliated customers	3,018	—	—	—	—	—	—	3,018
Affiliates	—	—	—	—	—	—	—	—
Total	3,018	—	—	—	—	—	—	3,018

Net Sales	102,934	12,579	9,815	7,062	5,236	7,648	(11,724)	133,550

Income (loss) from operations	40,856	305	594	2,934	(119)	428	(670)	44,327
Net income (loss)	25,706	217	390	1,759	(154)	285	(422)	27,781

Total Assets	150,856	11,386	18,865	13,384	15,140	8,885	(46,160)	172,356

	For the Nine Months Ended February 28, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$60,789	$8,938	$8,453	$5,775	$—	$6,514	$—	$90,469
Affiliates	6,998	1,726	—	153	—	88	(8,965)	—
Total	67,787	10,664	8,453	5,928	—	6,602	(8,965)	90,469
Net instrument revenues:
Unaffiliated customers	5,365	1,732	613	137	—	2,096	—	9,943
Affiliates	507	3,429	15	—	—	2	(3,953)	—
Total	5,872	5,161	628	137	—	2,098	(3,953)	9,943
Net collagen revenues:
Unaffiliated customers	2,313	—	—	—	—	—	—	2,313
Affiliates	—	—	—	—	—	—	—	—
Total	2,313	—	—	—	—	—	—	2,313

Net Sales	75,972	15,825	9,081	6,065	—	8,700	(12,918)	102,725

Income (loss) from operations	20,318	1,897	(168)	2,240	—	295	203	24,785
Net income (loss)	12,965	1,163	(296)	1,372	—	305	110	15,619

Total Assets	123,582	16,418	19,277	11,249	—	12,395	(41,571)	141,350

(1)   Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $0.9 million and $1.5 million for the three months ended February 28, 2006 and 2005, respectively, and approximately $3.4 million and $5.1 million for the nine months ended February 28, 2006 and 2005, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $0.9 million and $2.3 million for the three months ended February 28, 2006 and 2005, respectively, and approximately $2.7 million and $4.0 million for the nine months ended February 28, 2006 and 2005, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.4 million and $0.3 million for the three months ended February 28, 2006 and 2005, respectively, and approximately $1.5 million and $1.3 million for the nine months ended February 28, 2006 and 2005, respectively.

12.       COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 28, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Net income	$11,721	$6,460	$27,781	$15,619
Net foreign currency translation adjustments	973	202	(213)	3,839
Hedge loss reclassified into earnings	—	5	10	15
Comprehensive income	$12,694	$6,667	$27,578	$19,473

13.       RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ”. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate SFAS No. 151 to have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Upon issuance, SFAS No. 123R required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring public companies to apply SFAS No. 123R in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. The Company expects to adopt SFAS No. 123R in its first interim period of its fiscal year ending May 31, 2007 and has concluded that SFAS No. 123R will have a material impact on its financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month and nine-month periods ended February 28, 2006 and 2005 in Note 2 to the condensed consolidated financial statements. Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

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

14.       STOCK SPLITS

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

15.       STOCK REPURCHASE PROGRAM

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

On December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional one million shares, increasing to 1,360,150 the shares available for purchase. During the quarter ended February 28, 2006, the company repurchased 310,800 shares at an average per share price of $23.75, bringing the aggregate number of shares to 5,200,650 repurchased to date under the 1998 repurchase program. An aggregate of 1,049,350 shares were available for repurchase under the program as of February 28, 2006.

During the three months and nine months ended February 28, 2006, the total amount spent for the shares bought under this program amounted to $7.4 million and $22.3 million, respectively, compared to no amount spent in the three months ended February 28, 2005 and $8.0 million spent during the nine months ended February 28, 2005.

16.       COMMITMENTS AND CONTINGENCIES

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. The public prosecutor in Milan has announced the completion of his investigation into these payments, and has alleged that Dr. De Chirico, as the former President of the subsidiary, participated in those payments to gain favorable procurement action at the physicians’ hospitals. Under Italian law the subsidiary itself can be held responsible for the actions allegedly taken by Dr. De Chirico. Dr. De Chirico has exercised his right to present further evidence to the prosecutor and dispute the allegations. If the prosecutor decides to bring formal charges, he would present them to a judge and the judge would then decide whether the case would be sent to trial. The Company believes the prosecutor intends to present formal charges against the subsidiary and Dr. De Chirico, and that the judge will send the case to trial. However, the subsidiary and Dr. De Chirico may seek a plea-bargaining agreement with the prosecutor. If Dr. De Chirico and the subsidiary do not settle this matter, the Company believes it could be up to two years before the case went to trial.

In 2005 the Audit Committee of the Company’s of Directors completed an internal investigation prompted by the Italian investigation and determined that a €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act. The investigation also concluded that payments to another physician totaling approximately $47,000 may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals. The SEC has issued a formal investigative order in these matters, the Company has made a number of voluntary submissions to the SEC and the Company continues to cooperate with the SEC. The SEC has not expressed to the Company any conclusions about the ultimate outcome of its investigation. No determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing the Company’s motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased the Company’s stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding the Company’s business. On March 7, 2006, the Company timely moved to dismiss the consolidated complaint. Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company believes the claims are without merit, and intends to vigorously defend itself. While the Company does not currently expect these lawsuits to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and seeking $350,000 plus interest, costs and attorney fees. The Company is defending itself against this lawsuit, which is in the early stages of discovery. At this time the Company is not able to determine the probability of a favorable or unfavorable outcome or an estimate of the amount or range of possible loss.

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

17.       DEFERRED INSTRUMENT COSTS

In certain limited situations involving third-party leasing arrangements, the Company enters into a repurchase agreement with the third party whereby if the ultimate customer terminates the lease, the Company agrees to repurchase the instrument for an amount equal to the remaining unpaid lease payments owed to the third-party leasing company. In these limited situations, the Company defers the revenue related to the sale and subsequently recognizes the revenue over the lease term as the lease payments are made to the third-party leasing company and it is clear that the ultimate customer has not terminated the related lease. In prior periods, the Company also deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, for the quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000 which related to prior quarters. The Company now records all such instrument costs at the time the instrument is installed and accepted by the customer and title has been legally transferred to the customer.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below:  the decision of customers to defer capital spending; the inability of customers to efficiently integrate our instruments into their blood banking operations; increased competition in the sale of instruments and reagents; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates and foreign currency exchange rates; changes in demand for the Company’s human collagen product; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; delays in regulatory approvals or other unforeseen delays related to the Company’s plans to move Houston manufacturing operations to another Company facility; higher than expected costs related to the planned closure of the Houston facility; higher than expected manufacturing consolidation costs; problems in efficiently producing products after the consolidation; the outcome of any legal claims known or unknown; and general economic conditions. In addition, the strengthening of the dollar versus the Euro would adversely impact reported European results. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements.

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

•                  Medical instrument sales

Revenue from the sale of the Company’s medical instruments is generally recognized upon delivery and completion of contractual obligations relating to training and/or installation based on terms of the related agreements. Revenue from rentals of the Company’s medical instruments is recognized over the life of the rental agreement. Instrument service contract revenue is recognized over the life of the contract.

The Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, for agreements entered into beginning in the second quarter of fiscal year 2004. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including installation and training), the subsequent servicing of the instrument during the first year, reagent products provided to the customer during the validation period and, in some cases, price guarantees for consumables purchased during the contract period and/or a software interface to be provided to the customer. The Company has determined the fair value of certain of these elements, such as training, validation reagents, and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the terms of the related agreement. The Company believes it not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the guarantee period. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training, validation reagents, and service is allocated to the instrument itself using the residual method. The fair value of at least one customer training session is recognized as revenue when the instrument itself is recognized, provided the training has been provided. If multiple training sessions are contractually provided for, and not all training has been complete at the time the instrument revenue is recognized, additional training revenue is recognized upon delivery. The fair value of reagent products provided to the customer during the validation period is also recognized when the instrument itself is recognized. The fair value of first year service is deferred and recognized over the first year of the contract. The allocation of the total consideration received based on the estimated fair value of the units of accounting requires judgment by management.

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

•                  Shipping and handling charges

The amounts billed to customers for shipping and handling charges are recognized in net sales upon shipment. The associated cost of these shipments is reported in the operating cost section of the statements of income as distribution expense as incurred.

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

Inventory

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead rates to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established, and are charged to the consolidated statement of operations as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are necessary. The provision for obsolete inventory is reviewed on a quarterly basis. All finished good reagent products due to expire in less than six months are written down to zero in the period in which this expiration threshold is met. Any raw, intermediate, or finished product that has been quarantined because it has failed quality control (QC) is written down to zero in the period in which the product fails QC testing. Should the product be successfully reworked and pass final quality control checks, it is then valued at its standard cost. Obsolete and quarantined inventory is physically segregated from useable and saleable inventory and destroyed according to regulatory and fiscal guidelines. No material changes have been made to the inventory policy during the nine-month period ended February 28, 2006.

Goodwill, Intangible Assets and Other Long-Lived Assets

In assessing the recoverability of the Company’s goodwill and other long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Management analyzes the Company’s goodwill and intangible assets for impairment on an annual basis or more frequently if impairment indicators arise.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company records the estimated future tax effects of temporary differences between the book and tax bases of its assets and liabilities as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets reflects our belief that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during the nine-month period ended February 28, 2006.

Stock-Based Employee Compensation

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS No. 123(R) in the first interim period of our fiscal year ending May 31, 2007 and have concluded that SFAS No. 123(R) will have a material impact on our financial position and results of operations. The adoption of this statement should impact net income and earnings per share similar to the pro forma amounts disclosed for the three-month and nine-month periods ended February 28, 2006 and 2005 in Note 2 to the condensed consolidated financial statements. Actual results in future periods, however, may differ from the pro forma results reflected in Note 2 due to an increase or decrease in grants of employee stock options and/or changes in assumptions, such as the use of estimated versus actual forfeitures or a change in expected life.

We currently account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we recognize compensation expense only if the stock price on the grant measurement date exceeds the exercise price (i.e. the grant has intrinsic value). In such a case, the intrinsic value of the grant is recognized as compensation expense over the vesting period of the grant. We have recorded compensation expense totaling approximately $642,000 and $741,000, respectively, for the three-month and nine-month periods ended February 28, 2006.

On January 18, 2006, our Board of Directors approved the acceleration of vesting of certain outstanding stock options previously awarded to certain employees (none of whom are directors or executive officers) under our equity compensation plans. As a result of this action, options to purchase approximately 207,000 shares of our Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. The accelerated options have exercise prices ranging from $30.05 to $35.30 per share, which is greater than $26.83, the closing price of our Company’s common stock on the Nasdaq National Market on January 17, 2006, the day before the Board of Directors approved the acceleration. Under the recently issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we will be required to treat unvested stock options as an expense beginning June 1, 2006. The primary reasons for accelerating the vesting of these options were (i) to reduce the cumulative non-cash compensation expense that we would have otherwise been required to recognize in future periods as a result of the adoption of SFAS 123R, and (ii) to enhance the perceived value of the accelerated options, all of which were out-of-the-money at the time of the acceleration, to the employees who hold such options.

As a result of this decision, during the quarter ended February 28, 2006, the Company recorded compensation expense of approximately $642,000, which represented the remaining unearned compensation for these options and which was being expensed over the vesting periods of these options.

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

For fiscal 2006, we are continuing to focus on improving gross margins on our products through achieving continued benefits from strategies already implemented prior to May 31, 2005, as well as through the implementation of new strategies. Our gross margin increased to 68% for the quarter ended February 28, 2006, from 63% for the quarter ended February 28, 2005. Gross margin for the nine-month period ended February 28, 2006 increased as well, from 59% for the prior year period to 65%.

As further discussed below under “Results of Operations,” the improvement in revenues and gross margins during the quarter ended February 28, 2006, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases, attributable in part to the cancellation in January 2005 of supply agreements with two group purchasing organizations which annually contributed approximately $25 million to our revenues, in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts;

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

Besides the price increases mentioned above, listed below are the key factors which we expect will continue to contribute to improving revenues and gross margins during the remainder of fiscal 2006:

•                  Impact of Galileo increased market penetration

We expect Capture reagent revenues to continue to increase in fiscal 2006 over fiscal 2005, due to the continued impact of fiscal 2005 Galileo placements as well as expected new placements in fiscal 2006. As of February 28, 2006, we had received purchase orders for a total of 339 Galileo instruments worldwide (an increase of 41 in the quarter): 222 in Europe, 115 in North America and 2 in Japan. In addition, service revenue is expected to continue to increase as the service warranty periods for prior year Galileo placements expire and additional service contracts are purchased by customers.

•                  Increased Japanese market penetration

On July 5, 2005, we acquired Immucor-Kainos, Inc. from our former Japanese distributor, Kainos Laboratories, Inc. (“Kainos”). We believe the acquisition of this business is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States. The results of this subsidiary have been included in our consolidated financial statements from July 5, 2005, the date of acquisition.

•                  Increased manufacturing efficiencies

We expect to continue the process of eliminating redundant products currently manufactured at our three manufacturing facilities.

Additionally, we expect to continue increasing manufacturing efficiencies going into fiscal 2007 through implementation of a Manufacturing Execution System (“MES”), a new sales forecasting system and a new marketing database, the combination of which is expected to drive more accurate forecasting of product demand and resulting material and labor requirements. The new marketing database was implemented in June 2005 and the new sales forecasting system was implemented in January 2006. The MES is expected to be implemented by the end of fiscal year 2007.

In addition to the above strategies, we expect to further improve our competitive position going into fiscal 2007 through the launch of our third generation automated assay instrument, which is currently expected to be released in the U.S. and European markets in the third quarter of fiscal 2007. At the American Association for Clinical Chemistry convention held in July 2005, we presented a prototype of our new third generation instrument, the Galileo Echo™. The Galileo Echo™ is significantly smaller and faster than the ABS2000 and, apart from lower throughput, has substantially all of the features of our larger Galileo product. We believe the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of our customers (which number approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed. Based on the positive customer reaction to our planned launch of the Galileo Echo™ in the United States and Europe in the third quarter of fiscal 2007, we believe we can achieve market share gain and revenue growth through continued Galileo placements and the launch of the Galileo Echo™.

Additionally, as a result of the planned closure of the Houston, Texas manufacturing facility scheduled for December 2007 and the subsequent consolidation of production in Norcross, Georgia and Halifax, Nova Scotia, the Company anticipates a significant reduction in costs, with the benefits expected to be partially realized in the 2008 fiscal year and fully realized in fiscal 2009 and subsequent years.

Liquidity and Capital Resources

We have adequate working capital and sources of capital to carry on our current business and to meet our existing capital requirements. At February 28, 2006, we had working capital of $78.7 million, compared to $70.9 million of working capital at May 31, 2005. Our cash and cash equivalents were $38.6 million at February 28, 2006, as compared to $37.1 million at May 31, 2005. In the first three quarters of fiscal 2006, we paid $4.7 million for the purchase of Immucor-Kainos, repaid $8.1 million long-term debt and spent $22.3 million to repurchase shares of our common stock under the stock repurchase plan. These significant and non-recurring payments were offset by $42.6 million cash generated through operating activities for the nine months ended February 28, 2006, resulting in a marginal improvement in the working capital position and cash and cash equivalents balances.

Net cash generated by operating activities was $42.6 million for the nine months ended February 28, 2006, a $23.1 million increase over the $19.5 million generated in the nine month period ended February 28, 2005. This increase was primarily driven by $12.2 million, or 78%, increase in net income in fiscal 2006 compared to fiscal 2005, net of a non-cash impairment charge and other provisions for closure of the Houston plant amounting to $2.6 million. Positive movement in certain components of working capital further improved the cash generated from operating activities; significantly, increase in deferred revenue contributed $6.0 million of cash in the first nine months of fiscal 2006 compared to $1.6 million in the first nine months of fiscal 2005. A significant portion of our instrument sales revenue is deferred. As of February 28, 2006, we had approximately $13.3 million deferred revenue compared to $7.6 million at February 28, 2005. Cash from operating activities is affected by level of instrument sales activity for which revenue is deferred. A significant increase in instrument sales with deferred revenue tends to have a positive effect on the cash position even though revenue is not recorded in the same accounting period, and a significant decrease in such sales would have the opposite effect on the cash position. Another major factor in the increase in the cash generated from the operating activities was the improved management of inventory, accounts receivable and accounts payable; additional capital required for these components of working capital during fiscal 2006 was $5.5 million compared to $13.2 million required in fiscal 2005.

For the nine months ended February 28, 2006, $11.5 million of cash was used in investing activities primarily for the acquisition of Immucor-Kainos, Inc. ($4.7 million) and capital expenditures ($7.3 million). The $7.3 million in capital expenditures for the nine-month period ended February 28, 2006 consisted primarily of $1.0 million for Galileo and other instruments used for demonstration purposes by the sales force or placed at customer sites on reagent rental agreements to be depreciated over the life of the respective agreements, $4.6 million for building, machinery and equipment and furniture additions and upgrades, and $1.7 million for computer hardware and software enhancements and replacements. Planned capital expenditures for fiscal 2006 total approximately $9.7 million.

In July 2005, we paid Kainos 459 million Japanese Yen (approximately $4.2 million) in cash on signing of the purchase agreements, and are required to pay an additional 300 million Japanese Yen (approximately $2.5 million) over three years with payments of 125 million Japanese Yen in each of the first two years and the remaining 50 million Japanese Yen in the third year. As of February 28, 2006, we have paid 97 million Japanese Yen of this liability. In addition, a final payment of 441 million Japanese Yen will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

Net cash used in financing activities totaled approximately $29.4 million and $11.4 million for the nine months ended February 28, 2006 and 2005, respectively. We utilized $22.3 million to repurchase shares of our common stock and $8.1 million to repay long term debt. Our cash position and cash generated allowed us to repay all capital lease obligations amounting to approximately $1.4 million, and also all of the $6.3 million borrowings that were outstanding from financial institutions. We received $1.0 million from the exercise of employee stock options.

We instituted a stock repurchase program in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 450,000 shares of its common stock. On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 750,000 shares of its common stock. During the quarter ended November 30, 2005, the Company repurchased 642,600 shares at an average price per share of $23.07, bringing the aggregate number of shares to 4,889,850 repurchased to date since implementation of the 1998 repurchase program. An aggregate of 360,150 shares remained available for repurchase under the program as of November 30, 2005. On December 13, 2005, the Board authorized the Company to repurchase up to additional one million shares, increasing to 1,360,150 shares available for repurchase. During the quarter ended February 28, 2006, the company repurchased 310,800 shares at an average per share price of $23.75, bringing the aggregate number of shares repurchased to date under the 1998 repurchase program to 5,200,650. An aggregate of 1,049,350 shares were available for repurchase under the program as of February 28, 2006.

In 2005, we completed an internal investigation into certain events involving our Italian subsidiary. The internal investigation also addressed the underpayment of value added tax (VAT) by our Italian subsidiary. All due but unpaid VAT has now been paid, with required interest, although the Italian tax authorities may impose a penalty for underpayment of VAT. As of February 28, 2006, we had incurred approximately $3.6 million in professional fees associated with this investigation, $1.0 million of which was incurred during the nine-month period ended February 28, 2006. We believe we may incur up to an additional $0.3 million during the remainder of fiscal 2006 in professional fees and/or other costs related to this investigation. As discussed more fully in Note 16 to the Condensed Consolidated Financial Statements, no determination can yet be made as to whether we, in connection with the circumstances surrounding the Italian investigation, will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances. Accordingly, no provisions for any liabilities that may result upon closure of this matter have been made in the accompanying financial statements.

As discussed in Note 16 to the Condensed Consolidated Financial Statements and in Part II, Item 1 (Legal Proceedings), certain lawsuits have been filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers, alleging violations of the securities laws. The court has consolidated these cases for disposition. We believe the claims of the plaintiffs in these cases are without merit, and intend to defend the Company vigorously. While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

On October 31, 2005 our directors approved a plan to close our Houston, Texas manufacturing facility. The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities. This closure, which is subject to certain regulatory approvals, is scheduled to be completed by December 2007. During the second quarter of fiscal year 2006, we recorded a charge of approximately $2.5 million, including approximately $2.4 million for impairment of long-lived assets and approximately $0.1 for severance pay. We recorded a charge of approximately $0.1 million in the third quarter of fiscal year 2006. We expect to incur approximately $2.0 million of additional costs to close this facility consisting of approximately $0.6 million in costs to consolidate operations, approximately $0.7 million to relocate associated employees and approximately $0.7 million for retention bonuses and other expenses. The costs to consolidate operations and relocation costs are expensed when incurred and the retention bonuses are expensed over the period of service necessary to receive such bonuses.

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for the next 12 months. There are no restrictions on our subsidiaries in the matter of sending dividends, or making loans or advances to Immucor.

Results of Operations

We generated revenues of $47.1 million and $133.6 million, respectively, for the three-month and nine-month periods ended February 28, 2006 compared to $38.0 million and $102.7 million, respectively, for the three-month and nine-month periods ended February 28, 2005. These revenue results represented increases of $9.1 million, or 24%, and $30.9 million, or 30%, respectively, over the corresponding fiscal periods in the prior year.

Net income for the three-month and nine-month periods ended February 28, 2006, totaled $11.7 million and $27.8 million, respectively compared to $6.5 million and $15.6 million, respectively for the three-month and nine-month periods ended February 28, 2005; the results represented respective increases of $5.2 million, or 81%, and $12.2 million, or 78%, in net income over the corresponding fiscal periods in the prior year.

Diluted earnings per share were $0.25 for the three-month period ended February 28, 2006 compared with diluted earnings per share of $0.14 for the three-month period ended February 28, 2005, an increase of 79%. Diluted earnings per share were $0.58 for the nine-month period ended February 28, 2006 compared with diluted earnings per share of $0.33 for the nine-month period ended February 28, 2005, an increase of 76%.

For the three-month period ended February 28, 2006, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate decrease of $0.9 million and $0.4 million, respectively, and minimal on net income. For the nine-month period ended February 28, 2006, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate decrease of $1.4 million and $0.6 million, respectively, and minimal on net income.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 77% and 92%, respectively, of our revenue and operating income in the nine months ended February 28, 2006 compared to 74% and 82%, respectively, in the corresponding periods of fiscal year 2005.

Revenues

Revenue for the fiscal third quarter totaled $47.1 million, up 24% from $38.0 million in the corresponding period in the prior fiscal year. The $9.1 million increase was primarily the result of price increases. Gross margin improved during the quarter to 68.2%, up from 63.1% in the prior year quarter.

Traditional reagent revenues grew to $34.0 million compared to $25.8 million in the prior year quarter, a 32% increase. The growth in traditional reagent revenue (i.e. products not utilizing the Company’s patented Capture® technology) occurred mainly as a result of price increases, the effect of which was marginally offset (by approximately $1.2 million) by a slight decrease in sales volume in the United States. For the nine-month period ended February 28, 2006, traditional reagent revenues increased from $69.5 million to $96.9 million, a 39% increase, over the prior year period. This growth for the year-to-date period was attributable primarily to the price increases, the effect of which was marginally offset (by approximately $1.8 million) by a slight decrease in sales volume in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute a very significant portion of our business. We expect the significance of this line of products to eventually decline as we place more instruments in the market and increase sales of our Capture® products.

Capture® product sales were $8.6 million in the three-month period ended February 28, 2006 compared to $8.0 million in the three-month period ended February 28, 2005. For the nine-month period ended February 28, 2006, Capture® product sales were $24.9 million as compared to $21.0 million for the same period in fiscal 2005. The increase is primarily attributable to the change of marketing strategy in January 2005 from selling products in kits to selling individual components and to price increases. Sales of Capture® products are largely dependent on the number of active instruments requiring the use of Capture® reagents placed with customers and in operation. As we succeed in placing more instruments in the market, we expect revenue from Capture® products to continue to increase.

Sales of instruments were $3.6 million in the third quarter of 2006 compared to $3.4 million in the third quarter of 2005. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the quarter ended February 28, 2006 approximately $1.5 million of instrument sales were deferred in this manner. As of February 28, 2006, deferred instrument revenues, including service revenues, totaled $13.3 million. Instrument revenues for the nine-month period ended February 28, 2006 totaled $8.7 million as compared to $9.9 million in the prior year period. This reduction was primarily due to additional deferrals required for the sales contracts which included price guarantees. We expect to put more Galileo instruments in the market and also expect to begin generating revenues during fiscal 2007 from the sale of our new Galileo Echo™ instruments which will be targeted to small and medium size customers.

Human collagen sales currently form a very small part of our business. Human collagen sales were $0.8 million, a $0.1 million increase over the prior year quarter. Human collagen sales were $3.0 million for the nine month period ended February 28, 2006 as compared to $2.3 million for the same period in fiscal 2005.

Gross Margin

Overall gross margin improved during the quarter ended February 28, 2006 to a record 68%, up from 63% in the prior year quarter. Gross margin on traditional reagents for the quarter ended February 28, 2006 increased to 72% for the current quarter from 66% for the prior year quarter as a result of the price increases discussed above as well as from manufacturing efficiencies. The gross margin on Capture® products was 83% for the current quarter, a slight improvement (0.3%) compared to the prior year quarter. The gross margin on instruments, including the impact of the cost of providing service was 11% for the current quarter, compared to 6% for the same quarter last year. Instrument gross margin in the current quarter was negatively impacted by deferral of $1.5 million of revenue from 10 instrument sales while the entire cost of sales of $0.8 million on those instrument sales was expensed in the current quarter. The gross margin on human collagen sales was 25% during the quarter compared to 30% in the prior year quarter.

Overall gross margin improved during the nine-month period ended February 28, 2006 to 65%, up from 59% in the prior nine-month period ended February 28, 2005. Gross margin of 70% on traditional reagents for the nine-month period ended February 28, 2006 was higher than the 60% achieved in the prior year period, primarily due to benefits from higher prices and manufacturing efficiencies. The gross margin on Capture® products improved to 81% from 79% in the prior nine-month period. In the case of instruments, comparing gross margin percentages from period to period can be misleading because of the way revenue and cost for certain types of instrument sales are recorded. The cost of instruments where sale contracts have price guarantee clauses are expensed when a sale is made, but the related revenue is deferred and recorded as income over the term of the agreement. For the nine months ended February 28, 2006, the gross margin on instruments was a negative 14% as compared to 14% in the nine-month period in the prior year; the decrease in gross margin was primarily due to an increase in the execution of sales contracts for which revenue is deferred over the term of the contract but for which the full cost of these instruments is recorded at the time of execution. During the nine month period ended February 28, 2006, the cost expensed for these contracts exceeded revenue recognized for instrument sales, resulting in a negative gross margin. The gross margin on human collagen sales of 28% during the nine months ended February 28, 2006 remained the same as in the corresponding prior year period.

Operating Expenses

Research and development expenses were $0.9 million in the third quarter, down 13% compared to the prior year quarter. For the nine-month period ended February 28, 2006, we spent $3.4 million on research and development as compared to $3.3 million in the prior year period. Spending, as we reached the final phase of development of Galileo Echo™, for the new third generation instrument targeted for the small to medium hospital market, was $0.1 million and $0.6 million, respectively, for the three-month and nine-month periods ended February 28, 2006. In these same periods in the prior year, $0.4 million and $1.3 million, respectively, were spent on Galileo Echo™.

Selling and marketing expenses increased $0.2 million and $2.4 million, respectively, over the three-month and nine- month periods ended February 28, 2005. The Japanese joint venture, which did not exist in the prior year, added $0.7 million and $2.1 million to selling and marketing expenses for the three-month and nine-month periods in the current fiscal year.

Distribution expenses decreased by approximately $0.1 million for the three-month period and by approximately $0.2 million for the nine-month period ended February 28, 2006 compared to the corresponding periods ended February 28, 2005.

General and administrative expenses decreased by $1.2 million for the third quarter of 2006 as compared to the prior year quarter, mainly due to approximately $1.1 million higher legal and audit fees associated with the internal investigation relating to events in Italy incurred in the third quarter of fiscal 2005. For the nine-month period in the current fiscal year, general and administrative expenses increased by $2.8 million compared to the previous year period with legal and audit fees and staff costs accounting for approximately $2.6 million of this increase.

Our decision to consolidate our manufacturing operations resulted in restructuring charges of $2.5 million and $0.1 million in the second quarter and third quarter of fiscal year 2006, respectively. Of the total charge of $2.6 million, $2.4 million was for the impairment of long-lived assets at the Houston, Texas facility. No restructuring charges were recorded in the fiscal year 2005.

Amortization expense and other expenses increased approximately $0.2 million for the three-month period ended February 28, 2006, but decreased by approximately $0.3 million for the nine-month period ended February 28, 2006 over the prior year periods because the prior year periods included a $0.5 million charge related to improperly recorded transactions on the Company’s Italian subsidiary’s books discovered during the Company’s internal investigation into activities in that subsidiary. See Note 16 to the Condensed Consolidated Financial Statements.

We record monthly accruals for annual staff bonuses which are declared and paid only if operating income and net income targets set in annual budgets are achieved. If, at any time during a fiscal year it becomes apparent to us that the annual targets will not be achieved and no bonuses will be paid, then the provision is reversed. We determined, in March 2006, that our revenues for fiscal 2006 were unlikely to be sufficient to achieve the budgeted targets. Accordingly, in compliance with the provisions of the SFAS No. 5, Accounting for Contingencies, we determined that the probability of achieving the fiscal year 2006 targets was remote, and reversed approximately $1.0 million of the bonus provision in the third quarter of the fiscal year 2006 which we had previously accrued in the first two quarters of the fiscal year 2006 with corresponding credits to Cost of Sales ($0.3 million), Sales and Marketing expenses ($0.2 million), General and Administrative expenses ($0.3 million) and Research and Development expenses ($0.2 million).

Net Income and Earnings per Share

Higher sales, improved margins and only a marginal increase in expenses resulted in net income for the third quarter of $11.7 million, up 81% from $6.5 million for the same quarter last year. For the nine-month period, the net income was $27.8 million compared to $15.6 million in the prior year period, an increase of 78%. For the third quarter, diluted earnings per share totaled $0.25, up from $0.14 for the same period last year; for the nine-month period, diluted earnings per share were $0.58 per share compared to $0.33 for the same period last year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2005, except for additional foreign currency exchange risks associated with Immucor-Kainos, Inc., the Company’s new subsidiary. This additional risk relates to potential volatility in the exchange rates for the Japanese Yen, the local currency for this new subsidiary which had total assets of approximately $15.1 million at February 28, 2006. Also, future payment obligations totaling $3.5 million related to the acquisition of Immucor-Kainos are denominated in Japanese Yen, and are therefore subject to foreign currency exchange risk. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s new majority owned subsidiary – Immucor-Kainos, Inc. – was excluded from management’s quarterly evaluation as of August 31, 2005, November 30, 2005 and February 28, 2006, due to the subsidiary being only recently acquired on July 5, 2005. The Company is currently in the process of implementing its computer systems at Immucor-Kainos, Inc. This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures when these systems have been implemented, beginning no later than the quarter ending August 31, 2006.

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of May 31, 2005, the end of its most recent fiscal year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2005, and identified the following control deficiencies in the Company’s internal control over financial reporting:

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

The Company’s management concluded that the control deficiencies described above constitute “material weaknesses” as defined by Section 404 of the Sarbanes-Oxley Act of 2002. As a result of these control deficiencies, management was required to record material adjustments to the Company’s financial statements during the fiscal year ended May 31, 2005, and management concluded that the Company’s internal control over financial reporting was ineffective as of May 31, 2005. Therefore, Ernst & Young LLP, the Company’s then independent registered public accounting firm, issued an adverse opinion with respect to the Company’s internal control over financial reporting in the Company’s Annual Report or Form 10-K for the fiscal year ended May 31, 2005.

There were no material adjustments to the Company’s interim financial statements for the periods ended August 31, 2005, November 30, 2005 or February 28, 2006 relating to these control deficiencies.

Management has completed the remediation work on the material weaknesses mentioned above. This involved the implementation of corrective measures in the following areas identified as requiring remediation:

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

•                             Strengthening the review and approval process around the Company’s sales contracts to ensure that they meet the criteria for revenue recognition, and seeking additional internal expertise in the area of revenue recognition;

•                             Expanding review procedures at each quarter end in support of footnote disclosures through the establishment of a structured disclosure committee that was appointed by the Company’s senior management and met for the first time in connection with the filing of the Company’s Form 10-Q for the quarter ended February 28, 2006;

•                             Strengthening the controls and review procedures relating to income taxes;

•                             Further addition of internal audit staff to increase the periodic review of compliance with management’s stated policies and procedures; and

•                             Further addition of accounting staff and expertise to improve the Company’s control environment and to compensate for the weaknesses identified.

The additional controls described above that have been put in place as a result of the remediation work are currently subject to testing and evaluation. It is possible that these controls may not be assessed as fully effective in accomplishing all control objectives at all times. The effectiveness of these controls will be assessed by management as at May 31, 2006 in line with Section 404 of the Sarbanes-Oxley Act of 2002.

(b)  Changes in Internal Control over Financial Reporting

In August 2005, Steven C. Ramsey resigned as the Company’s Chief Financial Officer and was replaced on an interim basis by Patrick D. Waddy, who was subsequently appointed as the Company’s Chief Financial Officer on December 16, 2005.

Other than in connection with the foregoing and the remediation actions described in (a) above, management’s quarterly evaluation as of February 28, 2006 identified no changes in the Company’s internal control over financial reporting during the third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously reported, our Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. The public prosecutor in Milan has announced the completion of his investigation into these payments, and has alleged that Dr. De Chirico, as the former President of the subsidiary, participated in those payments to gain favorable procurement action at the physicians’ hospitals. Under Italian law the subsidiary itself can be held responsible for the actions allegedly taken by Dr. De Chirico. Dr. De Chirico has exercised his right to present further evidence to the prosecutor and dispute the allegations. If the prosecutor decides to bring formal charges, he would present them to a judge and the judge would then decide whether the case would be sent to trial. We believe the prosecutor intends to present formal charges against the subsidiary and Dr. De Chirico, and that the judge will send the case to trial. However, the subsidiary and Dr. De Chirico may seek a plea-bargaining agreement with the prosecutor. If Dr. De Chirico and the subsidiary do not settle this matter, we believe it could be up to two years before the case went to trial.

In 2005 the Audit Committee of our Board of Directors completed an internal investigation prompted by the Italian investigation and determined that a €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act. The investigation also concluded that payments to another physician totaling approximately $47,000 may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals. The SEC has issued a formal investigative order in these matters, we have made a number of voluntary submissions to the SEC and we continue to cooperate with the SEC. The SEC has not expressed to us any conclusions about the ultimate outcome of its investigation. No determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing our motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased our stock between August 16, 2004 and August 29, 2005, alleges that our stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. On March 7, 2006, we timely moved to dismiss the consolidated complaint. Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We believe the claims are without merit, and intend to vigorously defend the Company. While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and is seeking $350,000 plus interest, costs and attorney fees. The Company is defending itself against this lawsuit, which is in the early stages of discovery. At this time we are able to determine the probability of a favorable or unfavorable outcome or an estimate of the amount or range of possible loss.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase plan during the quarter ended February 28, 2006 as indicated in the table below:

			Shares Purchased as Part	Maximum # of Shares
		Average Price	of Publicly Announced	Available to Purchase
Period	Shares Purchased	Per Share	Plan	Under the Plan

December 1 - 31, 2005	310,800	$23.75	5,200,650	1,049,350
January 1 - 31, 2006	—	$—	—	—
February 1 - 28, 2006	—	$—	—	—

The Company’s stock repurchase program was first instituted in June 1998 for up to 4,050,000 shares, of which 3,624,750 shares had been purchased prior to the end of the Company’s 2004 fiscal year, leaving 425,250 shares available for repurchase. On June 1, 2004, the Company announced that the Board of Directors had authorized the repurchase of an additional 450,000 shares under the program, and on August 2, 2004, the Company announced that the Board of Directors had authorized the repurchase of an additional 750,000 shares under the program. On December 13, 2005, the Board authorized the Company to repurchase up to an additional one million shares, increasing to 1,360,150 the number of shares available for repurchase under the plan. As of February 28, 2006, 1,049,350 shares were available for repurchase. The Company’s stock purchase plan does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 13, 2005. The following is a summary of the matters voted on at that meeting:

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

Name	Votes For	Votes Withheld

Edward L. Gallup	39,573,045	3,178,119

Dr. Gioacchino De Chirico	39,173,090	3,578,074

Ralph A. Eatz	37,167,504	5,583,660

Joseph E. Rosen	40,193,130	2,558,034

Roswell S. Bowers	38,139,341	4,611,823

John A. Harris	38,140,161	4,611,003

Hiroshi Hoketsu	41,715,016	1,036,148

At the Annual Meeting, the shareholders also voted to approve the Immucor, Inc. 2005 Long Term Incentive Plan. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	30,366,429

Votes Against	6,304,983

Abstentions	243,144

Broker Non-votes	5,836,608

At the Annual Meeting, the shareholders also voted to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock, par value $0.10, that the Company is authorized to issue from 60,000,000 to 120,000,000. The number of shares cast for, votes cast against, and abstentions with respect to this matter were as follows:

Votes For	34,739,834

Votes Against	7,793,198

Abstentions	218,132

ITEM 6. Exhibits and Reports on Form 8-K.

(a)          The Company has filed the following exhibits with this report.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 16, 2001).

3.2

Amendment to Amended and Restated Articles of Incorporation dated November 11, 2004 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2005).

3.3	Amendment to Amended and Restated Articles of Incorporation dated December 22, 2005.

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

IMMUCOR, INC.
(Registrant)

Date:	April 6, 2006	By:	/s/ Edward L. Gallup
Edward L. Gallup, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	April 6, 2006	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 16, 2001).

3.2

Amendment to Amended and Restated Articles of Incorporation dated November 11, 2004 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2005).

3.3	Amendment to Amended and Restated Articles of Incorporation dated December 22, 2005.

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor’s Annual Report on Form 10-K filed on August 16, 2004).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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