Form 10-K
period 2006-05-31
IMMUCOR INC
filed 2006-08-01
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3130 GATEWAY DRIVE,	30091-5625
P.O. BOX 5625	(Zip Code)
Norcross, Georgia
(Address of principal executive offices)

Registrant’s telephone number, including area code, is (770) 441-2051

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.10 PAR VALUE
(Title of Class)

COMMON STOCK PURCHASE RIGHTS
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

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

As of November 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,100,092,039, based upon the closing price on the Nasdaq National Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of June 30, 2006, there were 67,654,406 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant’s Proxy Statement relative to the 2006 Annual Meeting of Stockholders to be held on November 15, 2006.

PART I

FORWARD—LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We intend that such statements be protected by the safe harbor created thereby. The risks and uncertainties are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 1.—Business.

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

Developments during Fiscal Year 2006

New Pricing Strategies.   The Company remains focused in the execution of its new pricing strategies which are detailed in the strategy section under Item 1. A new standardized pricing structure provides customers pricing leverage if they purchase all of the primary blood bank reagent products offered by us.  Also in fiscal 2006, the Company completed its conversion from selling Capture products in kits to selling them as individual components. As a result of the implementation of these combined strategies, the Company achieved a sizable increase in year-over-year revenues for fiscal 2006. In fiscal 2007, the Company expects to achieve further revenue gains due to the year-over-year impact of the cancellation of selected group purchasing contracts and their subsequent conversion to standardized pricing, as well as the year-over-year impact of selling Capture products as individual components introduced in fiscal 2005.

Galileo Further Market Penetration.   The Company continues to solicit large, prestigious laboratories to drop our competitor’s products and begin using ours. As a result, both Duke University Medical Center and The Mayo Clinic recently acquired Galileo instruments and in January 2006, the Company received an order to supply eight Galileo instruments from Blood Systems Laboratories, the national leader in blood donor testing services. In April 2006, the FDA gave clearance to market two additional assays for the Galileo—Capture-CMV and Capture-S. The addition of these assays should result in further penetration of the Galileo into the donor center market. As of May 31, 2006, the Company had received purchase orders for a total of 367 Galileo instruments worldwide, including 233 in Europe, 132 in North America, and 2 in Japan, and 294 of these instruments are generating reagent revenues.

Third Generation Instrument Design Progression.   At the American Association of Blood Banks convention held in October 2005, the Company revealed a prototype of its new third generation instrument, the Galileo Echo™, to the blood bank community. The Company expects to launch the instrument in Europe and the U.S. markets in the third quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States and assumes clearance will take approximately 90 days after the submission is received by the FDA. The Galileo Echo™ has a significantly smaller footprint than the ABS2000 with many of the features of the Galileo, including a broad test menu and quick turnaround time.  The new instrument will appeal to the small- to medium-sized hospital market, the largest segment of the Company’s customers (which number approximately 5,000 to 6,000 worldwide), to which the Company’s ABS2000 instrument is currently marketed. The cost of development totaled $0.8 million and $1.6 million in fiscal 2006 and fiscal 2005, respectively, and is expected to be minimal in fiscal 2007.

Japanese Acquisition.   On July 5, 2005, in an effort to expand its presence in Japan, the Company acquired Immucor-Kainos, Inc. - a  newly-formed company to which Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan, spun off its blood-banking division. Immucor paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements, and will pay an additional ¥300 million (approximately $2.7 million) over three years with minimum payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. A final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. Kainos has agreed to provide certain services to Immucor-Kainos during the first three years. The Company believes the acquisition of this business is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.

Outside Director Addition.   On May 15, 2006, Michael S. Goldman agreed to join Immucor’s Board of Directors. Mr. Goldman is a Managing Director and founding principal of TM Capital Corp., a New York and Atlanta based investment bank which focuses on assisting public and private client companies in completing mergers, acquisitions and financings which build shareholder value. Mr. Goldman has been an advisor to several other public health care companies. TM Capital has represented Immucor in a number of transactions.

Stock Splits.   Immucor implemented a three-for-two stock split in fiscal 2006, increasing the number of outstanding shares of common stock from approximately 45 million to approximately 68 million shares during the year. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the impact of this stock split.

Share Repurchase.   On December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares, under the repurchase program initiated in 1998. During the fiscal year ended May 31, 2006, the Company repurchased 1,580,100 shares for approximately $24.8 million at an average per share price of $15.69, bringing the aggregate number of shares to 7,950,975 repurchased under that program through May 31, 2006. An aggregate of 1,424,025 shares were available for repurchase under the program as of May 31, 2006.

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

The Company believes that the worldwide market for traditional blood bank reagents (those used in manual testing) is approximately $500 to $600 million, and that this market is relatively mature given current technology. The industry is labor-intensive and the Company estimates worldwide industry labor costs approach approximately $1 billion. Therefore, the introduction of labor saving products will provide additional growth in the market. The Company believes that its blood bank automation and solid phase testing systems improve test results and reduce the time necessary to perform certain test procedures, thereby offering a cost-effective alternative for its customers. The Company anticipates that automation will increase the available market for traditional and automated reagents to approximately $1 billion while decreasing the overall cost of blood testing by reducing the labor component by approximately $500 million.

Strategy

Immucor’s goal is to increase its share of the worldwide market by automating the blood bank laboratory and firmly establishing Immucor as the world leader in blood bank automation. In order to implement this strategy, the Company intends to:

i) Maximize Instrument Placements to Sell More Reagents.   The Company’s strategy is to strengthen its leadership position in the automation of blood bank testing by continuing to expand its base of installed instruments with emphasis on markets in the United States, Western Europe, Canada and Japan. To increase instrument placements, the Company offers customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities. The Company utilizes a “razor/razorblade” business model since the Company’s instruments are designed to operate with the Company’s proprietary reagents. Once a customer procures an instrument from the Company, the customer is likely to continue to purchase proprietary reagents from the Company for use with the instrument. In order to satisfy the broad spectrum of customers’ operational and financial criteria, the Company intends to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of its instrument offerings.

ii) Convert to Standardized Pricing and Promote Customer Loyalty.   The Company continues to follow its new pricing strategy to ultimately convert all major group purchasing contracts to standardized tier pricing. In fiscal 2006, the Company completed its conversion from selling Capture products in kits to selling them as individual components for the purpose of separately pricing individual products. The Company also continues to offer a Customer Loyalty Program, which is intended to promote higher volumes of sales, while partially shielding the Company’s more loyal customers from the effects of price increases. The Company expects these pricing adjustments will continue to have a significant favorable impact on the Company’s financial performance while adding only slightly to the patient’s medical cost.

iii) Maximize Revenue Stream per Instrument Placement.   Each instrument placed typically provides the Company with a recurring revenue stream through the sale of reagents and supplies. Immucor’s family of blood bank testing systems operates exclusively with the Company’s proprietary reagent lines and Capture technology. Because these reagents have been developed for automated technology, they command a premium price over traditional products. The average annual revenue per instrument placement is $20,000 to over $100,000, depending on a facility’s testing volume. The Company also continues to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing reagent usage per placement.

iv) Develop New and Enhanced Products.   Immucor continually seeks to improve existing reagent products and develop new reagent products to enhance its market share and improve gross margins. The Company has so far successfully introduced and commercialized the ABS2000, the ROSYS Plato, the DIAS PLUS and the Galileo automated analyzers, and is planning the introduction of the third-generation Galileo Echo™, all of which operate exclusively with Immucor’s proprietary solid phase Capture assays. The Company intends to expand its business and grow revenue by investing more in research and development projects to accelerate new product introductions.

Proprietary Technology Platform

Manual Testing.   Under traditional agglutination blood testing techniques, the technologist mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction will occur if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. However, since the mixture is a fluid, it is sometimes difficult for the technologist to determine whether a positive reaction has occurred.

Due to the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated technologists. Depending on the manual test method used (as well as the technical proficiency of the person performing the test), the process can take from 30 minutes to an hour, and if the test results are ambiguous the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing.

Solid Phase Technology.   The Company’s automated reagent products are part of a proprietary solid phase blood test system, in which one of the reactants (either an antigen or an antibody) is applied or bound to a solid support like a microtitration plate (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In these test systems, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen or antibody reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. Positive reactions adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Also, in batch test mode these solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

Immucor has obtained FDA clearance for sale of five test systems using its solid phase technology: a platelet antibody detection system, Capture-P; a red cell antibody detection system, Capture-R; Capture-R Select, used for antibody screening, identification, phenotyping, cross matching and in the weak D test; and two infectious disease tests, Capture-CMV and Capture-S.

Potential Labor Cost Savings.   Based on industry sources, the Company believes labor costs are the largest component of the total cost of operating a hospital blood bank. The Company believes its solid phase blood testing system improves test results and significantly reduces the time necessary to perform many blood and blood component tests, thereby making significant labor cost savings possible.

Reagents

Most of Immucor’s current reagent products are used in tests performed prior to blood transfusions to determine the blood group and type of patient and donor blood in the detection and identification of blood group antibodies, in platelet antibody detection and in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusions using only FDA licensed reagents such as those manufactured and sold by the Company.

The following table sets forth the products sold by or exclusively for the Company, most of which are manufactured by or exclusively for the Company:

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen’s blood group as either A, B, AB or O.
Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.
Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine cross matching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.
Reagent Red Blood Cells	Detect and identify antibodies in patient or donor blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.
Rare Serums	Detect the presence or absence of rare red cell antigens.
Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.
Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.
Monoclonal (Hybridoma) Antibody-based Reagents	Detect and identify ABO and other antigens on red blood cells.
Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.
Fetal Bleed Screen Kit	Detect excessive fetal-maternal hemorrhage in Rh-negative women.
Capture-P	Detect platelet antibodies.
Capture-R	Detect and identify unexpected IgG antibodies to red blood cells.
Capture-CMV	Detect antibodies to cytomegalovirus.
Capture-S	Detect antilipid antibodies for syphilis screening.
Capture-R Select	Antibody screening, identification, phenotyping, cross matching and in the weak D test.

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

ABS2000: First Generation Blood Bank System.   This automated, “walk-away” blood bank analyzer is a carousel-based batch analyzer using Immucor’s proprietary Capture reagent product technology to perform blood typing and antibody screening. The ABS2000 is manufactured exclusively for Immucor by Bio-Tek Instruments, Inc., a wholly-owned subsidiary of Lionheart Technologies, Inc.

ROSYS Plato: Microplate Liquid Handler and Sample Processor.   The ROSYS Plato provides medium sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates and also uses Immucor’s proprietary solid phase Capture assays. The Company’s current sales strategy is to upgrade this semi-automated analyzer to the fully automated Galileo system.

GALILEO: Second Generation Blood Bank System.   The Galileo provides hospitals, clinical reference laboratories and blood donor centers a fully automated solution to perform all the routine blood bank tests, including blood grouping, antibody screening, crossmatch, DAT, antibody identification, CMV and syphilis screening. A high throughput instrument, Galileo can process up to 224 different samples at once. The Galileo uses Immucor’s proprietary Capture reagent product technology and is manufactured exclusively for Immucor by Stratec Biomedical AG.

CAPTURE WORKSTATION:   Semi-automated components for performing our proprietary Capture assays manually. Positioned as a back-up system for our fully automated customers or as a stand alone solution for small laboratories looking to standardize testing.

Collagen

Since 2004 Immucor, through its Gamma Biologicals subsidiary, has produced human collagen mesh at its Houston facility for Inamed Corporation, a global healthcare company, the market leader in the popular dermal filler market, and now a wholly owned subsidiary of Allergan, Inc. (NYSE: AGN). Gamma also produces NouriCel®, a by-product of the human collagen production process. The Company has terminated the Inamed contract effective July 2008 due to the Company’s intention to close the Houston facility.

Products Under Development

Immucor continually seeks to improve its existing products and to develop new ones in order to increase its market share. Prior to their sale, any new products will require licensing or pre-market clearance from the FDA. The Company employs several persons whose specific duties are to improve existing products and develop new products for the Company’s existing and potential customers. The Company also has established relationships with other individuals and institutions that provide similar services and the Company expects that it will continue to form and maintain such relationships. The Company intends to continue focusing its product development efforts primarily in the areas of blood bank automation, solid phase technology and in several other areas that may also be useful in the development of these products. For the fiscal years ended May 31, 2006, 2005 and 2004, the Company spent approximately $4.6 million, $4.5 million and $3.7 million, respectively, for research and development. The Company may in the future acquire related technologies and product lines, or the companies that own them, to improve the Company’s ability to meet the needs of its customers.

Blood Bank Automation.   The Company has contracted with Bio-Tek Instruments, Inc. to develop the Company’s third generation assay instrument, the Galileo Echo™, a fast, lightweight, fully automated instrument to be targeted to the small- to medium-sized hospital market. This market is the largest segment of the Company’s customers, numbering approximately 5,000 to 6,000 worldwide, to which the Company’s ABS2000 instrument is currently marketed. The Galileo Echo™ is significantly smaller and faster than the ABS2000, and has substantially all of the features of the Company’s larger Galileo product, apart from lower throughput. The Galileo Echo development cost totaled $0.8 million, $1.6 million and $0.8 million during the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Under the Bio-Tek contract, a purchase order for the first 100 units of the Galileo Echo™ has been issued by the Company, and once all of these units have been received the Company will be deemed to issue a purchase order for an additional 100 units. There is no minimum purchase requirement to maintain exclusivity. The Company expects to launch the instrument in Europe and the U.S. markets in the third quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States and assumes clearance will take approximately 90 days after the submission is received by the FDA.

Additional Solid Phase Applications.   The Company plans to continue to develop and refine its patented solid phase technology. The Company’s newest Capture product, Capture-R Select is a screening test for the detection of weak D antigens on donor red cells. Capture-R Select uses anti-human RBC specific monoclonal antibody produced to immobilize unwashed human red blood cells. It has been developed for use on the Galileo for antibody screening, antibody identification, phenotyping, cross matching and in the weak D test.

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

KODE Biotech Limited Technology Licensing Agreement.   In July 2005, the Company signed a comprehensive technology licensing agreement with KODE Biotech Limited (formerly Kiwi Ingenuity Limited) to use its KODE™ technology platform to create a quality control system for blood group typing. KODE Biotech Limited, in association with the Auckland University of Technology Biotechnology Research Institute, has developed a range of KODE™ technology platforms which allow for the attachment of molecules to the outside of cells, thereby resulting in a quality control system for blood grouping. The Company expects to be able to offer its customers heightened assurance as to the accuracy of test results by incorporating this technology into the Company’s products.

Marketing and Distribution

Immucor’s potential U.S. customers are approximately 6,000 blood banks, hospitals and clinical laboratories. The Company maintains an active client base of over 5,500 customers worldwide, and no single customer purchases in excess of 4% of the Company’s current annual sales volume. The Company believes there is a slight amount of seasonality to its sales activity as fewer donations and elective surgical procedures are performed in its first quarter (June-August) and third quarter (December-February).

The Company markets and sells its products directly through 140 sales, marketing and support personnel employed by the Company in the U.S., Canada, Europe and Japan. In addition, the Company utilizes 11 sales agents in Italy. The Company has hired personnel whom the Company considers to be highly experienced and respected for their knowledge of the blood bank diagnostic business and individuals with previous success in laboratory instrument reagent sales. In operating as a systems-oriented organization, the Company conducts extensive capital sales training of its sales force. Immucor also sponsors workshops in the U.S., Europe, Latin America and Asia to which customers and potential customers are invited to hear the latest developments in the industry.

There is no material backlog of reagent revenues. At May 31, 2006, the Company had unrecognized revenue from instrument sales of approximately $16.1 million. Additionally, as of May 31, 2006, the Company had unexecuted instrument purchase orders from customers totaling $1.2 million.

In fiscal year 2006, approximately 71% of consolidated net sales were generated in the U.S. With increased penetration of the markets in the rest of the world, the percentage contribution from the sales outside the United States is likely to increase in the future.

Suppliers

The Company obtains raw materials from numerous outside suppliers. The Company is not dependent on any single supplier, except for certain manufacturers of instrumentation, including Bio-Tek Instruments, Inc. for the Galileo Echo™, Stratec Biomedical AG for the Galileo, and Celliance (a subsidiary of Millipore Corporation), the joint manufacturer of some of the Company’s monoclonal antibody-based products. The Company believes that its business relationship with its suppliers is excellent. Management believes that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

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

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, European, Japanese and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

An FDA facility license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license.  As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of the Company’s products must be submitted to and cleared by the FDA prior to its sale or distribution. The Company operates under U.S. Government Establishment License No. 886 granted by the FDA in December 1982 to Immucor, Inc. for the Norcross facility and U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971 to Gamma Biologicals, Inc. for the Houston facility.

In March 2006, the FDA inspected the Immucor, Inc. facility in Norcross, Georgia and reported 13 observations. The Company responded to the observations in April 2006, outlining its plans to implement corrective actions as appropriate. In February 2005, the FDA inspected the Gamma Biologicals, Inc. facility in Houston, Texas and reported eight observations. The Company responded to these observations on May 2, 2005, outlining its plans to implement corrective actions as appropriate. The FDA routinely verifies company implementations and commitments during subsequent visits.

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

In fiscal 2006, each Immucor manufacturing facility worldwide successfully transitioned its quality management system from ISO 13485:1996 to the next revision of the standard, ISO 13485:2003. All Immucor manufacturing facilities were issued certification to the ISO 13485: 2003 standard for its quality management systems. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as Europe and Canada. In addition, to continue marketing its products to the European Union, the Company is required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE mark on Company products that allows products free access to all countries within the European Union. The Company successfully completed certifications for CE marking of all products manufactured for the European market.

In addition to the U.S., Europe, Canada and Japan, there are multiple countries worldwide that also impose regulatory barriers to market entry. The Company continues to maintain product registrations and approvals necessary to maintain access to foreign markets.

In North America, the Company has hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and the Company believes that its manufacturing and on-going quality control procedures conform to the required statutes, regulations and standards.

Environmental

Immucor generates hazardous waste and has a U.S. Environmental Protection Agency identification number. All hazardous material is manifested and disposed of properly. Immucor is in compliance with applicable portions of the federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

Patents, Trademarks and Royalties

Since 1986, the U.S. Patent Office has issued to Immucor six patents pertaining to its solid phase technology, one of which expired in 2003, and one of which expires in September 2006. We believe the remaining patents, together with the Company’s trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our solid phase products. In addition, the requirement to register products like these with the FDA, and have them produced at an FDA-licensed facility, acts as an additional barrier to entry into this market.

Immucor’s solid phase technology was initially acquired in 1983 from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement that terminates on September 8, 2006. Under that agreement the Company has paid the Blood Center royalties equal to 4% of the net sales from products utilizing the solid phase technology, including for the fiscal years ended May 31, 2006, 2005 and 2004 approximately $848,000, $523,000, and $451,000, respectively.

The Company has registered the trademark “Immucor” and “Gamma” and several product names, such as “ABS2000”, “ImmuAdd”, “Capture”, “Capture-P”, “MCP”, “Capture-R”, “Ready-Screen”,

“Ready-ID”, “Capture-CMV” and “Galileo”. Dominion Biologicals, Limited, our wholly owned subsidiary in Halifax, Nova Scotia, has registered the trademark “NOVACLONE”.

Through the acquisition of the BCA blood bank division of Biopool International, Inc. (now known as Trinity Biotech Manufacturing Ltd.), the Company acquired several registered trademarks but produces only one of the products with the registered trademark “RESt”. The Company continues to distribute four products manufactured by Trinity Biotech Manufacturing Ltd.

Trademarks Used in this Report

The Company claims rights to the following trademarks used in this report:

ABS2000®
Capture®
Capture-CMV®
Capture-P®
Capture-R®
Capture-R Select™
Capture-S™
Echo™
Galileo®
Gamma®
ImmuAdd®
Immucor®
MCP®
NOVACLONE®
Ready-ID®
Ready-Screen®
RESt®

This report also refers to the following products for which trademarks are claimed by other companies:

“DIAS Plus” (DYNEX Technologies, Inc.)
“KODE” (KODE Biotech Limited)
“Microreader Plus” (IBG Limited)
“NouriCel” (SkinMedica, Inc.)
“ROSYS Plato” (Qiagen, Inc.)

Competition

Competition in the immunohematology industry is based on quality of product, pricing, talent of the sales forces, ability to furnish a range of existing and new products, customer service and continuity of product supply. In the past several years, the Company has maintained its overseas sales and increased its domestic reagent market share. Management believes that this is due to the Company’s emphasis on product quality, introduction of new and specialty products, customer service and training.

Ortho-Clinical Diagnostics, a Johnson & Johnson company, is the Company’s sole competitor with licenses to manufacture an extensive line of blood banking reagents in the United States. The Company believes that it became the North American market leader in terms of sales during fiscal 1999 and remains the North American market leader. A small line of reagent red blood cells manufactured in Europe by Medion Diagnostics GmbH is distributed by Olympus in the U.S. market, but this product line lacks many traditional reagents required by the blood bank industry. The Company seeks to continue to increase its worldwide market share through the use of its experienced direct sales force and expansion of its product line to offer customers a full range of reagents. The Company believes it can increase its market share by developing and marketing products based on its blood bank automation strategy and solid phase technology.

The Galileo instrument was introduced to the major European countries in June 2002. Throughput for ABO/Rh and antibody screening on the Galileo is 70 tests per hour. This is an important feature for the European market where most of the laboratories are open for one shift per day and the testing is condensed into an eight-hour testing period versus a 24-hour testing period in the United States. The Company believes that none of the instruments currently marketed are as fast as the Galileo. The instrument speed coupled with its broad test menu gives the Galileo the advantage in the U.S. market as well. The Company received FDA clearance to market the Galileo in the United States in April 2004.

In June 2003, Ortho-Clinical Diagnostics, through its Micro Typing Systems subsidiary, began marketing the Ortho ProVue™. Throughput for ABO/Rh and antibody screening is believed to be eight to ten tests per hour and is to be used in conjunction with the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. The only Immucor instruments with which the ProVue™ currently competes directly are the ABS2000 and the newly developed Galileo Echo™. Management believes the Echo™ and ABS2000’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screen offers a competitive price advantage over the Ortho ProVue™.

Olympus America Inc. has also developed an automated analyzer for the blood donor market. The instrument, known as the PK7200, has been on the market for a number of years. The instrument performs only ABO/Rh testing, CMV and syphilis screening, and does not perform antibody screening. The Company is aware that Olympus is performing U.S. clinical trials for a new analyzer, the PK7300. The Company believes that the PK7300 is targeted to perform ABO/Rh testing, Rh/Kell phenotyping, and CMV and syphilis screening. Management does not believe the Olympus PK instruments will have a material adverse effect on the Company’s revenue or instrument strategy in North America.

In 2005, Olympus America Inc. received approval to market the Tango, a fully automated instrument to perform ABO/Rh and antibody screening. The Tango was developed by Biotest AG, a German pharmaceutical and diagnostic company, and is being distributed by Olympus in the U.S. market. The Tango has been sold in Europe and other markets by Biotest AG for several years, but has not been favorably accepted in the U.S. market.

Biotest AG presently has FDA licenses to sell six reagent products in the U.S., as well as the special reagents utilized by the Tango. The Company believes that Biotest plans to introduce a complete line of traditional reagents to the U.S. market and that it will take between 6 to 12 months for Biotest to complete that line. Since the product line is incomplete, there is no evidence that Biotest will be in a position, in the near term, to market a complete viable commercial product line.

Diamed, a Swiss company, markets in Europe the Walk Away Diana instrument that is manufactured by Grifols, a Spanish company. This system utilizes Diamed’s proprietary gel cards and is the same instrument that is marketed as the ProVue™ by Ortho-Clinical Diagnostics in the United States. Grifols produces a line of gel cards which are sold principally in Spain, Portugal and Latin America. Diamed has recently introduced the Techno instrument for larger laboratories which is similar in performance to the Ortho AutoVue. It is too early to predict how successful it will be.

Ortho-Clinical Diagnostics also competes in the European instrument market with the AutoVue instrument with a throughput for ABO/Rh and antibody screening of approximately 25 tests per hour. The system, which has been on the market for about 10 years, utilizes Ortho Biovue column agglutination. Management believes the ABS2000 and Galileo’s use of traditional reagents for ABO and Rh type combined with its proprietary technologies for antibody screening offer the customer significant price savings over the AutoVue instrument.

The Company jointly manufactures some of its monoclonal antibody-based products with Celliance Ltd (“Celliance”) (a subsidiary of Millipore Corporation) under a 5-year contract expiring in September 2008. Under a former provision of the contract, Celliance was prohibited from actively selling its branded finished products to end users in North America and Western Europe. However, this restriction terminated in July 2006 upon the sale of Celliance’s parent corporation.

Management believes that Immucor is well positioned to compete favorably in the blood bank business principally because of the completeness of its product line, quality and competitive pricing structure for its products, and introduction of innovative products such as blood bank automation coupled with the Company’s Capture products (see Reagents, and Instruments and Instrument Systems). Continuing research efforts in the area of blood bank automation (see Products Under Development), the experience and expertise of its sales personnel (see Marketing and Distribution) and the expertise of its technical and customer support staff will enable the Company to retain its competitive advantage in the market.

Employees

At May 31, 2006, the Company and its subsidiaries had a total of 563 full-time employees. The Company had 372 full-time employees in the U.S., of whom 54 were in sales and marketing, 267 were in manufacturing, research and distribution, and 51 were in administration. In Germany, Portugal, Italy, Spain, Canada, Belgium and Japan, the Company had 191 full-time employees, 86 of whom worked in sales and marketing, 73 in manufacturing, research and distribution, and 32 in administration.

As in the past the Company has experienced a low staff turnover rate in fiscal 2006. There are no Company employees that are represented by a union. The Company considers its employee relations to be good.

Available Information

Immucor files reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the “1934 Act”) with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, information may also be accessed at the Commission’s Internet site (www.sec.gov). This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission. Electronic versions of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may also be accessed through the Company website at www.immucor.com under “About Us/Investor Information/SEC Filings”. All such reports are available through the Company’s website free of charge.

Item 1A.—Risk Factors.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. We provide the following cautionary discussion of risks and uncertainties relevant to our business, which we believe are factors that, individually or in the aggregate, could have a material and adverse impact on our business, results of operations and financial condition, or could cause our actual results to differ materially from expected or historical results. You should understand that it is not possible to predict or identify all such factors.

Consequently, our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to Our Company

A catastrophic event at our Norcross, Georgia facility would prevent us from producing many of our reagent products.

Substantially all our reagent products are produced in our Norcross facility. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Norcross facility, and the Company currently has no plans to develop a third-party reagent manufacturing capability. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. The Company maintains a disaster plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Unforeseen product performance problems could prevent us from selling the affected products or even result in a recall of previously-placed products.

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. All of our products receive all required clearances from those agencies before we sell them. However, if any of our products failed to perform in the manner represented during this clearance process, particularly concerning safety issues, one or more of these agencies could require us to cease selling that product, or even recall previously-placed products, and to resubmit the product for clearance before we could sell it again. Depending on the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period.

Any unforeseen delays or costs relating to the planned closure of our Houston facility or difficulties in consolidating our manufacturing facilities could adversely affect our business and operating results.

In November 2005, we announced plans to close our manufacturing facility located in Houston, Texas and to consolidate production at the facility into our Norcross, Georgia and Halifax, Nova Scotia manufacturing facilities. Any delays, including regulatory delays, or higher than expected consolidation costs could limit or delay realization of the increased efficiencies that we expect to realize from this closure and could negatively impact our operating results.

We are highly dependent on our senior management team and other key employees, and the loss of one or more of these employees could adversely affect our operations.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

Our customers and potential customers may choose to delay significant capital expenditures, which could have an adverse effect on the sales of our instruments.

For many of the hospitals, blood banks and other institutions to which we offer our products, the purchase of one of our instrument systems represents a significant capital expenditure. Some of these customers may choose to delay significant capital expenditures such as the purchase of an instrument from us because of other needed capital expenditures or for other reasons. Because our business operates on a “razor/razorblade” model, any delays in purchasing our instruments would also result in delayed purchases of our proprietary reagents. As a result, our revenues and financial results could be adversely affected.

If customers delay integrating our instruments into their blood banking operations, our operating results could be negatively impacted.

From time to time in the past, certain of our customers have experienced delays between the purchase of our instruments and the successful integration of these instruments into their existing operations. These delays may be due to a number of factors, including staffing and training issues and interfacing our instruments with the customer’s computer systems. As a result, we have experienced, with certain customers, significant delays between the time that an instrument is purchased and the time that such instrument is brought “on line” by the customer. We have taken steps in the design of our next generation instruments intended to make it easier for our customers to integrate the instruments into existing operations. However, because our business operates on a “razor/razorblade” model, such integration delays could also result in delayed purchases of our proprietary reagents.

In order to continue to successfully grow our business, we must expand sales of our products into additional foreign markets.

An integral part of our strategy is to place our instruments in additional markets, particularly in Japan. In furtherance of this strategy, we recently acquired the blood banking business of our former distributor in Japan. Our ability to grow successfully in Japan and other markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2006, our foreign net sales, including net domestic export sales to unaffiliated customers, accounted for approximately 31% of our total net sales. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, Canadian Dollar and Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our foreign sales would increase this exposure. The company has not historically hedged against currency exchange rate fluctuations, but may do so in the future if the exposure increases.

We cannot predict the outcome of pending governmental investigations and other pending legal matters.

As discussed in Item 3—Legal Proceedings of Part I of this Annual Report on Form 10-K, our Italian subsidiary and Dr. Gioacchino De Chirico have been the subjects of a criminal investigation in Milan, Italy relating to payments to certain Italian physicians. The public prosecutor in Milan has completed his investigation and presented formal charges against our subsidiary and Dr. De Chirico. The SEC has also issued a formal investigative order relating to certain of these matters, but has not given any indication as to the ultimate outcome of its investigation. These investigations have resulted in, and may continue to result in, a diversion of our management’s time and attention and the incurrence of increased costs. These investigations could also result in civil penalties or criminal proceedings, including fines, injunctions or orders with respect to future activities, all of which could result in further substantial costs and diversion of management time and attention.

We and certain of our current and former officers and directors have also been named defendants in federal securities class action and federal and state shareholder derivative lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints, and other plaintiffs may bring additional actions with other claims. We expect to incur significant defense costs regardless of the outcome of these lawsuits. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, part or all of which may not be covered by insurance.

Our financial performance is highly dependent on the timely and successful introduction of new products and services.

Our financial performance depends in large part upon our ability to successfully develop and market next generation and new instruments and other products in a rapidly changing technological and economic environment. If we fail to successfully identify new product opportunities and timely develop and introduce new instruments that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer. We are currently in the process of developing and obtaining regulatory clearance for our third-generation Galileo Echo™ instrument, which we intend to market to small- to medium-sized hospitals. If the introduction of this or other next-generation instruments were to be delayed due to regulatory, development, or other obstacles, our revenues, earnings and market share could be negatively impacted. Additionally, our next generation instruments must compete with current and future instruments offered by our competitors. Finally, as we approach the introduction of our new or next-generation products, sales of our legacy products may decline substantially.

We are dependent on some single source suppliers.

We purchase certain instruments and reagents from single source suppliers (see Business—Suppliers). The disruption of such supply relationships could impair our ability to process, manufacture and test products or cause us to incur costs associated with the development of alternative sources. In addition, in some instances, FDA clearance would be required to replace or substitute a supplier or component that we use. Any such disruption could result in delays in making product shipments, which could have a material adverse effect on our financial condition and results of operations.

We may be unable to adequately protect our proprietary technology.

Our ability to compete depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by our various patents, the likelihood that patents will be issued on pending patent applications, or, with regard to licensed intellectual property, that the licenses will not be terminated. Although one of the two original patents on our proprietary solid-phase technology expired in August 2003 and the other expires in September 2006, we believe our remaining patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our solid phase products. In addition, the requirement to register products like these with the FDA, and have them produced at an FDA-licensed facility, acts as an additional barrier to entry into this market. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

Risks Relating to our Industry

Government regulation may delay or prevent new product introduction.

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import and tax restrictions, tariff regulations, and duties on imported products. Delays in agency review can significantly delay new product introduction and may result in a product becoming “outdated” or losing its market opportunity before it can be introduced. Also, the FDA and international agencies have the authority to require a recall or modification of products in the event of a defect.

The FDA and other agency clearances generally are required before we can market new instruments or reagents in the United States or make significant changes to existing products. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business.

The industry and market segments in which we operate are highly competitive, and we may not be able to compete effectively with larger companies with greater financial resources than we have.

Our industry and markets we operate in are highly competitive. Some of our competitors have greater financial resources than we do, making them better equipped to fund research and development, manufacturing and marketing efforts, or license technologies and intellectual property from third parties. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recoup our costs in those markets. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support. We cannot assure you that we will have sufficient resources to continue to make such investments at levels that our larger competitors can make or that we will be successful in maintaining such advantages.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

Although product liability claims in our industry are infrequent, the expansion of our business in an increasing litigious business environment may expose us to product liability claims related to the products we sell. We maintain insurance that includes product liability coverage and we believe our insurance coverage is adequate for our businesses. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

Item 1B.—Unresolved Staff Comments.

Not applicable.

Item 2.—Properties.

The Company leases approximately 135,000 square feet in Norcross, Georgia, a suburb of Atlanta, as its executive offices, laboratories, manufacturing and warehousing facilities. The term of the lease is for an eleven-year period ending June 2016 with a right to renew for an additional five years. The Company leases an additional domestic warehousing facility under an operating lease agreement expiring in fiscal 2008 with a right to renew for an additional five years. In fiscal 2006, the Company leased a new warehousing facility with the lease agreement expiring in fiscal 2017. The Company owns a 41,000 square foot building on a three-acre tract of land in northwest Houston, which is used primarily for manufacturing. Rent charges in the U.S. for the fiscal year ended May 31, 2006 were approximately $950,000.

In Germany, the Company leases 2,300 square meters of office and warehouse space near Frankfurt. Rent expense for the fiscal year ended May 31, 2006 totaled approximately $289,000. The term of the lease in Germany is through April 2009. In Italy, rent expense for the fiscal year ended May 31, 2006 totaled approximately $121,000 for 850 square meters of office and warehouse space. The Company has six separate lease agreements for the facility in Italy with terms expiring between April 2006 and September 2010. In Portugal, the Company leases 110 square meters of office space and rent expense for the fiscal year ended May 31, 2006 was approximately $22,000. In Spain, the Company leases 314 square meters of office space and rent expense for the fiscal year ended May 31, 2006 was approximately $59,000. In Japan, the Company leases 270 square meters of office space and rent expense for the fiscal year ended May 31, 2006 was approximately $145,000. In Belgium, the Company owns land and a 1,400 square meter building. In Canada, the Company owns a 15,000 square foot building on approximately one acre of land that houses the local office and manufacturing and warehouse facilities. The Company believes all of its facilities and lease terms are adequate and suitable for the Company’s current and anticipated business for the foreseeable future.

Item 3.—Legal Proceedings.

As previously reported, our Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. The public prosecutor in Milan has completed his investigation into these payments, and has charged Dr. De Chirico, as the former President of the subsidiary, with participating in certain of those payments to gain favorable procurement action for the subsidiary at the physicians’ hospitals. The subsidiary has also been charged because under Italian law the subsidiary can be held responsible for the actions allegedly taken by an officer. The prosecutor’s charges have been presented to a judge who must decide whether the case will be sent to trial. The preliminary hearing before the judge has been set for October 10, 2006, and, based on advice from Italian legal counsel, we believe the judge will send the case to trial. The subsidiary is considering seeking a plea-bargaining agreement with the prosecutor. However, Dr. De Chirico has vigorously denied any wrongdoing, and we understand he does not intend to enter into a plea bargain. If Dr. De Chirico or the subsidiary does not settle this matter, we believe a trial would not begin until 2007, and appeals of an unfavorable verdict could take several years.

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

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing our motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased our stock between August 16, 2004 and August 29, 2005, alleges that our stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. On March 7, 2006, we timely moved to dismiss the consolidated complaint. The motion to dismiss has been fully briefed and is awaiting court disposition. Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We believe the claims are without merit, and intend to vigorously defend the Company. While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and seeking $350,000 plus interest, costs and attorney fees. In June 2006 the Company settled the lawsuit for $45,000.

The Company’s compliance with its Affirmative Action Plan is being audited by the U.S. Department of Labor’s Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005. If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action. Due to the preliminary nature of this matter, we are not yet able to determine whether the Company will become subject to any such remedial action.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. We do not believe any ongoing legal proceedings including those summarized above, will have a material adverse effect on our consolidated financial position.

Item 4.—Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal year 2006, no matters were submitted to a vote of the security holders.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Immucor’s common stock trades on The Nasdaq National Market System of The Nasdaq Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported by Nasdaq. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Period from June 1 through June 30, 2006	$19.57	$16.86
Fiscal Year Ended May 31, 2006
First Quarter	$24.00	$15.11
Second Quarter	18.90	14.37
Third Quarter	20.91	15.14
Fourth Quarter	21.56	16.03
Fiscal Year Ended May 31, 2005
First Quarter	$9.88	$7.80
Second Quarter	14.32	9.09
Third Quarter	21.16	14.11
Fourth Quarter	23.32	17.44

As of June 30, 2006, there were 265 holders of record of the Company’s common stock. The last reported sales price of the common stock on such date was $19.23.

Dividend Policy

Immucor has not declared any cash dividends with respect to its common stock. The Company presently intends to continue to retain all earnings in connection with its business.

Stock Splits

On April 11, 2006, the Board of Directors approved a three-for-two stock split. The stock split was distributed on May 15, 2006 and resulted in the issuance of 22,685,368 shares of common stock, net of 98 fractional shares for which cash was paid. Previously, the Company had distributed three-for-two splits on July 16, 2004 and on December 13, 2004. All share and per share amounts disclosed in this document have been retroactively adjusted to reflect the stock splits described above.

Equity Compensation Plan Information

In 2005 the Company’s Board of Directors adopted, and the shareholders approved, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management will be able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000.

The following table provides information as of May 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance ***
Equity compensation plans approved by security holders *	2,949,657	$6.17	3,518,637
Equity compensation plans not approved by security holders **	1,943,300	$1.07	—
Total	4,892,957	$4.14	3,518,637

                 * Includes the Company’s 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Long-Term Incentive Plan.

          ** Includes the Company’s 1990 Stock Option Plan and 1995 Stock Option Plan.

   *** Number of securities available for future issuance represents securities available under the 2005 Long-Term Incentive Plan. At May 31, 2006, options had been granted under the 2005 Long-Term Incentive Plan to purchase 81,363 shares of common stock; all of the 3,518,637 remaining shares are available for issue under the 2005 Long-Term Incentive Plan; and, alternatively, up to 1,800,000 shares could be issued as restricted stock or other non-option awards after May 31, 2006, and the remaining 1,718,637 shares could be issued under stock options grants after May 31, 2006. No securities are available for future issuance under any of the other plans which were frozen when the 2005 Long-Term Incentive Plan was adopted. For a description of the material features of these plans, see Note 13 to the consolidated financial statements.

Stock Repurchase Program

On December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares, under the repurchase program initiated in 1998, increasing to 2,040,225 the shares available for purchase. During the fiscal year ended May 31, 2006, the Company repurchased 1,580,100 shares for approximately $24.8 million at an average per share price of $15.69, bringing the aggregate number of shares to 7,950,975 repurchased under that program through May 31, 2006. An aggregate of 1,424,025 shares were available for repurchase under the program as of May 31, 2006.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase plan during the three-month period ended May 31, 2006 as indicated in the table below:

Period	Shares Purchased	Average Price Per Share	Shares Purchased to Date as Part of Publicly Announced Plan	Maximum # of Shares Available to Purchase Under the Plan
March 1-31, 2006	—	$—	7,800,975	1,049,350
April 1-30, 2006	—	$—	7,800,975	1,574,025
May 1-31, 2006	150,000	$17.20	7,950,975	1,424,025

Item 6.—Selected Financial Data.

(In thousands, except per share amounts)

	For the Year Ended May 31,
	2006	2005	2004	2003	2002
	(3)	(1)	(1)(2)	(1)(2)	(1)(2)
Statement of Income Data:
Net sales	$183,506	$144,786	$112,558	$98,648	$84,472
Cost of sales	61,969	57,541	50,488	42,939	37,608
Gross profit	121,537	87,245	62,070	55,709	46,864
Operating expenses:
Research and development	4,623	4,463	3,749	2,051	1,997
Selling, general, and administrative	51,185	45,530	36,619	31,354	29,826
Restructuring expenses	2,689	—	—	—	—
Total operating expenses	58,497	49,993	40,368	33,405	31,823
Income from operations	63,040	37,252	21,702	22,304	15,041
Other:
Interest income	978	624	41	127	41
Interest expense	(516)	(662)	(881)	(2,406)	(4,454)
Other (loss)income—net	(342)	767	(598)	158	1,356
Total other	120	729	(1,438)	(2,121)	(3,057)
Income before income taxes	63,160	37,981	20,264	20,183	11,984
Income taxes	23,317	14,071	7,726	5,813	3,189
Net income	$39,843	$23,910	$12,538	$14,370	$8,795
Income per share:
Per common share—basic	$0.59	$0.35	$0.19	$0.23	$0.16
Per common share—diluted	$0.56	$0.34	$0.18	$0.21	$0.15
Weighted average shares outstanding:
Common shares	68,004	67,699	66,387	63,458	55,481
Common shares—assuming dilution	71,401	71,350	70,491	68,210	57,983

	May 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$92,883	$70,946	$48,261	$40,872	$27,070
Total assets	191,687	157,613	124,417	116,886	101,367
Long-term obligations, less current portion	3,980	2,991	7,216	18,231	31,581
Retained earnings	119,700	79,857	55,956	43,426	29,057
Shareholders’ equity	143,871	117,432	92,953	73,695	43,953

       (1) All share and per share amounts have been retroactively adjusted to reflect the May 2006, December 2004, July 2004, November 2003 and September 2002 three-for-two stock splits.

       (2) Certain salary expenses for the years ended May 31, 2004, 2003 and 2002 have been reclassified to conform to the current year presentation; these reclassifications impact Cost of sales and Selling, general and administrative expenses.

       (3) Figures for the year ended May 31, 2006 include Immucor-Kainos which was acquired in July 2005. See Note 19 to the consolidated statements for financial information since its acquisition under the “Japan” column.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Performance

Our overall strategy for fiscal 2006 was to continue our focus on improving gross margins on our products through achieving continued benefits from strategies implemented in fiscal year 2005, as well as through the implementation of new strategies. Our gross margin increased to 66% for fiscal year 2006 from 60% achieved in fiscal year 2005 and 55% achieved in fiscal 2004.

The 27% increase in revenue and a 10% improvement in overall gross margin during the year ended May 31, 2006, as compared to the prior year period, were due to several factors, including:

•       Reagent price increases, attributable in part to the cancellation in January 2005 of supply agreements with two group purchasing organizations which annually contributed approximately $25 million to our revenues, in order to increase member purchasing prices as well as reduce administrative fees associated with these contracts;

•       Increased Capture reagent revenues, driven primarily by the kit-to-component marketing changeover implemented in the third quarter of fiscal 2005, as well as placement of additional instruments which require the use of Capture reagents; and

•       Increased manufacturing efficiencies due in part to the continued elimination of a number of redundant products previously manufactured at our three manufacturing facilities.

Our reporting of revenue and gross margins is affected by the application of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The accounting treatment mandated by this pronouncement resulted in the deferral of certain revenue for sales agreements which had multiple deliverables. As of May 31, 2006 and May 31, 2005, we had deferred revenue liabilities of approximately $16.1 million and $7.6 million, respectively, and a significant portion of these balances related to the deferral of revenue from sale of instruments.

We were again successful in containing operating expenses which rose by only 17% to $58.5 million. Net income increased to $39.8 million, or 67%, compared to prior year. Increased revenue, improved gross margin and control of expenses contributed to our achieving a record year in terms of revenue and net income.

Acquisition in Japan

On July 5, 2005, in an effort to expand our presence in Japan, we acquired Immucor-Kainos, Inc.—a newly-formed company to which Kainos Laboratories, Inc. (“Kainos”), our former distributor of Immucor products in Japan, spun off its blood-banking division. We paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements, and will pay an additional ¥300 million (approximately $2.7 million) over three years with minimum payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. A final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. Kainos has agreed to provide certain services to us during the first three years. We believe the acquisition of this business is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States.

Business Outlook

For fiscal 2007, we are continuing to focus on improving gross margins through achieving continued benefits from successful strategies already implemented, as well as through the implementation of new strategies. Listed below are the key factors which we expect will drive further revenue and gross margin improvements in fiscal 2007:

•       Expanding customer base of our Customer Loyalty Program

We continue to offer this program to expand reagent utilization throughout our customer base. First implemented in fiscal 2005, the program promotes partnering with the customer to standardize blood bank products. The program promotes higher sales volumes while partially shielding our more loyal customers from the effects of price increases.

•       Impact of Galileo increased market penetration

We expect Capture revenues to increase in fiscal 2007 over fiscal 2006, due to the continued impact of fiscal 2006 Galileo placements as well as expected new placements in fiscal 2007.  As of May 31, 2006, we have received purchase orders for 233 Galileo instruments from European customers since introducing the Galileo to the European market in the first quarter of fiscal 2003. Additionally, as of May 31, 2006: 118 Galileo instruments purchase orders have been received from U.S. customers since FDA clearance was received in April 2004; 14 Galileo purchase orders have been received from Canadian customers since Health Canada clearance was received in July 2004; and two purchase orders have been received from Japanese customers since Ministry of Health clearance was received in July 2004. As of May 31, 2006, 294 of these instruments were generating reagent revenues.

•       Increased Japanese market penetration

We believe the acquisition of Immucor-Kainos is a key step towards further penetrating the Japanese transfusion diagnostics market, the third largest such market in the world after Europe and the United States. The results of this subsidiary have been included in our consolidated financial statements from July 5, 2005, the date of acquisition.

•       Introduction of Galileo Echo™

We expect to further improve our competitive position going into fiscal 2007 through the launch of our third generation automated assay instrument, the Galileo Echo™, which is expected to be released in European and U.S. markets in the third quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States and assumes clearance will take approximately 90 days after the submission is received by the FDA. Galileo Echo™ is significantly smaller and faster than our ABS2000, and has substantially all of the features of our larger instrument, Galileo, apart from lower throughput. We believe the Galileo Echo™ will appeal to the small- to medium-sized hospital market, the largest segment of our customers (approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed.

•       Increased manufacturing efficiencies

We believe the following decisions and steps will further increase efficiencies in our manufacturing operations and help us in containing our expenses:

i)                  We will continue eliminating redundant products currently manufactured at the Company’s three manufacturing facilities.

ii)              We will continue increasing manufacturing efficiencies going into fiscal 2007 through implementation of a Manufacturing Execution System (“MES”), a new sales forecasting system, and a new marketing database, the combination of which is expected to drive more accurate forecasting of product demand and resulting material and labor requirements. The new marketing database was implemented in June 2005 and the new sales forecasting system was implemented in January 2006.  MES preliminary design work will commence in fiscal 2007 and is expected to be implemented in fiscal 2008.

iii)          Our decision to consolidate manufacturing operations in Norcross, Georgia and close the Houston, Texas facility by December 2007 will further reduce overheads and improve margins and net income.

Results of Operations

For the fiscal year ended May 31, 2006, net sales totaled $183.5 million, up 27% from the prior year net sales of $144.8 million. Net income was up 67%, from $23.9 million in fiscal 2005 to $39.8 million in fiscal 2006. Diluted earnings per share totaled $0.56 for fiscal 2006, as compared to diluted earnings per share of $0.34 for the prior year, an increase of 65%.

Since the acquisition of Immucor Japan on July 5, 2005, Immucor Japan is reflected in our results of operations for eleven months of fiscal 2006. It contributed $7.4 million to revenue and incurred loss from operations of $0.4 million in fiscal 2006.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 71% and 90%, respectively, of our revenue and operating income in fiscal 2006 compared to 68% and 85%, respectively, in fiscal year 2005.

Comparison of Years Ended May 31, 2006 and May 31, 2005

	Year ended May 31,
	2006	2005	% change
	(In thousands)
Net Sales	$183,506	$144,786	27%
Gross profit	121,537	87,245	39%
Gross profit percentage	66%	60%	10%
Research and development	4,623	4,463	4%
Selling and marketing	20,877	18,228	15%
Distribution	8,004	8,044	0%
General and administrative	21,963	18,559	18%
Restructuring expenses	2,689	—	n/m
Amortization expense and other	341	699	-51%
Total operating expenses	58,497	49,993	17%
Other income	120	729	-84%
Income before income tax	63,160	37,981	66%
Provision for income tax	23,317	14,071	66%
Net income	$39,843	$23,910	67%

Net sales

Traditional reagent revenues grew to $132.7 million compared to $99.2 million in fiscal 2005, a 34% increase. The growth in traditional reagent revenue (i.e. products not utilizing our patented Capture technology) occurred mainly as a result of price increases, the effect of which was marginally offset (approximately $3.9 million) by a slight decrease in sales volume in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute a very significant portion of our business. We expect the significance of this line of products to decline as we place more instruments in the market and increase sales of our Capture products.

Capture product sales were $34.3 million compared to $29.6 million in fiscal 2005, a 16% increase. The increase is primarily attributable to the change of marketing strategy in January 2005 from selling products in kits to selling individual components and to price increases. Sales of Capture products are largely dependent on the number of active instruments requiring the use of Capture reagents placed with customers and in operation. As we succeed in placing more instruments in the market, we expect revenue from Capture products to increase.

Sales of instruments were $12.5 million in fiscal 2006 and fiscal 2005. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In fiscal 2006 approximately $13.8 million of instrument sales and associated service revenue were deferred in this manner, compared to $8.8 million in fiscal 2005, a 57% increase. As of May 31, 2006 and May 31, 2005, deferred instrument and service revenues totaled $16.1 million and $7.6 million, respectively. Revenue recognized from instrument sales and associated service revenue was approximately $5.5 million in fiscal 2006 and $2.9 million in fiscal 2005, a 90% increase. We expect to put more Galileo instruments in the market and also expect to begin generating revenues from the sale of our new Galileo Echo™ instruments which we expect to launch in the U.S. and Europe in the third quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States and assumes clearance will take approximately 90 days after the submission is received by the FDA. We expect to recognize more revenue in the coming years as we place more instruments in the market and also recognize the revenue which we have been deferring.

Human collagen forms a very small part of our business, and sales of this product line were $3.9 million in fiscal 2006, an increase of $0.5 million compared to the prior year.

Gross margin

Overall gross margin (gross profit as a percentage of net sales) improved during fiscal 2006 to 66%, up from 60% in fiscal 2005. Gross margin of 72% on traditional reagents for fiscal 2006 was higher than the 63% achieved in the prior year, primarily due to benefits from higher prices and manufacturing efficiencies. The gross margin on Capture products improved slightly to 81% from 80% achieved in the prior year. In the case of instruments, comparing gross margin percentages from period to period can be misleading because of the way revenue and cost for certain types of instrument sales are recorded. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the agreement. For fiscal 2006, the gross margin on instruments was a negative 20% and for fiscal 2005 it was a negative 5%. In fiscal 2006, we recorded more cost from sales of instruments but the growth in revenue recognized was at a slower rate. This resulted in negative gross margin increasing to 20% from 5% in fiscal 2005.  The gross margin on human collagen sales was 32% in fiscal 2006 compared to 38% in fiscal 2005 due to an increase in costs.

Operating expenses

Research and development expenses were $4.6 million for fiscal 2006, $0.2 million higher than those recorded in the prior fiscal year. As we reached the final phase of the development of the Galileo Echo™, the new third generation instrument targeted for the small- to medium-sized hospital market, the spending on this project decreased to $0.8 million in fiscal 2006 from $1.6 million spent in fiscal 2005. Cost incurred on other projects accounted for a net increase of $0.2 million in the research and development expenses for fiscal 2006 compared to fiscal 2005.

Selling and marketing expenses increased by approximately $2.6 million to $20.9 million, or 15% over the prior fiscal year. The Japanese affiliate, which was acquired in the first quarter of fiscal 2006, added $3.1 million to selling and marketing expenses in the current fiscal year.

Distribution expenses for fiscal 2006 were $8.0 million which was marginally less than the amount incurred in the prior fiscal year. The Japanese affiliate added $0.2 million to distribution expenses in the current fiscal year.

General and administrative expenses in fiscal 2006 rose $3.4 million, or 18%, to $22.0 million over fiscal 2005. The increase was attributable primarily to Sarbanes-Oxley compliance ($2.3 million), hiring of new personnel ($0.7 million) and severance cost ($0.4 million). The Japanese affiliate added $0.9 million to general and administration expenses in the current fiscal year.

Our decision to consolidate our manufacturing operations in Norcross, Georgia resulted in restructuring charges of $2.7 million in the fiscal year 2006. Of the total charge of $2.7 million, $2.3 million was for the impairment of long-lived assets at the Houston, Texas facility. There were no significant changes in the third and fourth quarters of fiscal 2006 to the total estimated cost and initial charges recorded in the second quarter of fiscal 2006. No restructuring charges were recorded in fiscal year 2005.

Income taxes

The provision for income taxes rose $9.2 million in fiscal 2006 from the prior year, primarily due to higher pre-tax income with the overall effective tax rate for fiscal 2006 and 2005 remaining at 37%. Deferred tax assets pertaining to operating loss carry-forwards increased by approximately $2.8 million, of which approximately $1.9 million related to our foreign affiliates (a major portion of it relating to the 2003 European restructure and to the operating loss incurred by the Japanese affiliate acquired in fiscal 2006) and approximately $0.9 million was for state operating losses relating to “unwinding” of the state and local tax structure implemented in 2003. It is more likely than not that these tax losses will not be utilized and as a result we have recorded deferred tax valuation allowances against these assets. This is reflected in an increase in the deferred tax valuation allowances of $2.8 million.

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized income tax benefits of approximately $6.4 million in fiscal 2006 and fiscal 2005. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated income statement because the related compensation deductions are not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Comparison of Years Ended May 31, 2005 and May 31, 2004

	Year ended May 31,
	2005	2004	% change
	(in thousands)
Net Sales	$144,786	$112,558	29%
Gross profit	87,245	62,070	41%
Gross profit percentage	60%	55%	9%
Research and development	4,463	3,749	19%
Selling and marketing	18,228	16,182	13%
Distribution	8,044	8,499	-5%
General and administrative	18,559	11,569	60%
Amortization expense and other	699	369	89%
Total operating expenses	49,993	40,368	24%
Other income (loss)	729	(1,438)	n/m
Income before income tax	37,981	20,264	87%
Provision for income tax	14,071	7,726	82%
Net income	$23,910	$12,538	91%

Net sales

Reagent revenues grew to $128.8 million compared to $102.3 million in the prior year, a 26% increase. The growth in reagent revenues occurred as a result of traditional reagent price increases in North America, which contributed $15.9 million to the increase, and volume and price increases in proprietary Capture products. Capture product sales were $29.6 million versus $21.9 million in fiscal 2004. Human collagen sales were $3.5 million versus $0.5 million in fiscal 2004, as the first shipment of collagen did not occur until May 2004. Sales of instruments were $12.5 million in fiscal 2005, compared to $9.8 million in fiscal 2004. Instrument revenues grew in part due to higher service contract revenue as a result of new placements under service contracts, as well as increases in service contract pricing.

Gross margin

The gross margin (gross profit as a percentage of sales) on traditional reagents for the year ended May 31, 2005 benefited from the price increases discussed above, increasing to 63% for fiscal 2005 from 56% for fiscal 2004. The benefit of the prices increases was partially offset by higher regulatory costs in the first quarter of fiscal 2005 to support CE-marking in Europe. The gross margin on Capture products was 80% for fiscal 2005, compared with 74% for fiscal 2004. Capture gross margin was favorably impacted by a changeover from selling the products in kits to selling the individual components—an operational change which resulted in increases in both volume and price. The gross margin on human collagen sales was 38% for fiscal 2005, compared with 21% for fiscal 2004. This improvement was due in part to a fourth quarter fiscal 2005 adjustment totaling approximately $0.2 million regarding previously invoiced shipments for which quantity discounts were not earned. The gross margin on instruments, including the impact of the cost of providing service was a negative 5% for fiscal 2005, compared to a positive 5% for fiscal 2004. In the quarter ended February 28, 2005, the Company also changed how it was accounting for the costs of instruments under third-party leasing arrangements and, as a result, recorded additional cost of sales of approximately $327,000.

Operating expenses

Research and development expenses were $4.5 million for fiscal 2005, $0.7 million higher than those recorded in the prior fiscal year. Spending on the development of the Galileo Echo™ was $1.6 million and $0.8 million in fiscal 2005 and 2004, respectively.

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

General and administrative expenses in fiscal 2005 rose $7.0 million over fiscal 2004. The increase was attributable primarily to higher legal fees due mainly to the Italian investigation as well as higher audit and tax fees, due in part to the Sarbanes-Oxley Section 404 internal control assessment.

Other income (expense)

Interest expense decreased $0.2 million in fiscal 2005 primarily as a result of reduced levels of long-term debt. Other income, net, for fiscal year 2005, primarily reflects a $0.5 million gain on the sale of the Company’s long-term investment in Lionheart Technologies, Inc. in November 2004, as well as a net gain on foreign currency transactions. These gains were partially offset by a $0.2 million charge representing a legal settlement agreed upon in December 2004 regarding a pre-existing claim and a $0.3 million charge associated with the buyout of a distribution agreement in the first quarter of fiscal 2005. Other (expense) income, net, for fiscal 2004, reflects a charge of $0.9 million in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to the Company’s previous credit facility.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash from operations. We have adequate working capital and sources of capital to carry on our current business and to meet our existing capital requirements. At May 31, 2006, we had working capital of $92.9 million, compared to $70.9 million of working capital at May 31, 2005. The following chart shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2006, 2005 and 2004, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the year ended May 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$62,716	$41,486	$22,660
Net cash used in investing activities	(14,620)	(7,116)	(7,106)
Net cash used in financing activities	(31,045)	(12,412)	(11,265)
Effect of exchange rate changes on cash and cash equivalents	(55)	(547)	225
Increase in cash and cash equivalents	$16,996	$21,411	$4,514

Our cash and cash equivalents were $54.1 million at May 31, 2006, as compared to $37.1 million at May 31, 2005. In fiscal 2006, we paid $4.7 million for the purchase of Immucor-Kainos, repaid $8.1 million of long-term debt and capital leases and spent $24.8 million to repurchase shares of our common stock under the stock repurchase plan. These significant and non-recurring payments were more than compensated for by $62.7 million in cash generated through operating activities for fiscal 2006, resulting in net improvement of $17.0 million in cash and cash equivalents balances.

As of May 31, 2005, the Company’s cash and cash equivalents balances totaled $37.1 million, an increase of $21.4 million over fiscal 2004. These increases were driven by higher net cash provided by operating activities. Net cash provided by operating activities totaled approximately $41.5 million and $22.7 million for the fiscal years 2005 and 2004, respectively.

Operating activities—Net cash generated by operating activities was $62.7 million for the year ended May 31, 2006, a $21.2 million increase over the $41.5 million generated in the year ended May 31, 2005. This increase was primarily driven by a $17.7 million, or 54%, increase in net income, adjusted for non-cash income statement items, in fiscal 2006 compared to fiscal 2005. Positive movement in certain components of working capital further improved the cash generated from operating activities; significantly, an increase in deferred revenue contributed $8.6 million of cash in fiscal 2006 compared to $5.8 million in fiscal 2005. A significant portion of our instrument sales revenue is deferred and, as of May 31, 2006, we had approximately $16.1 million of deferred revenues compared to $7.6 million at May 31, 2005. Cash from operating activities is affected by the level of instrument sales activity for which revenue is deferred. A significant increase in instrument sales with deferred revenue tends to have a positive effect on the cash position even though revenue is not recorded in the same accounting period, and a significant decrease in such sales would have the opposite effect on the cash position. Another major factor in the increase in cash generated from operating activities was the improved management of inventory, accounts receivable and accounts payable; additional capital required for these components of working capital during fiscal 2006 was $2.2 million compared to $10.9 million increase in fiscal 2005.

Investing  activities—In fiscal 2006, $14.6 million of cash was used in investing activities primarily for the acquisition of Immucor-Kainos, Inc. ($4.7 million) and capital expenditures ($10.8 million). The $10.8 million in capital expenditures for fiscal 2006 consisted primarily of $1.5 million for instruments used for demonstration purposes or placed at customer sites on reagent rental agreements, $7.3 million for building, machinery and equipment and furniture additions and upgrades, and $2.0 million for computer hardware and software enhancements and replacements. Planned capital expenditures for fiscal 2007 total approximately $13.5 million, including approximately $4.1 million for upgrades of manufacturing, quality and support systems, approximately $3.7 million for instruments, approximately $2.5 million for building renovations, and approximately $3.2 million in computer hardware and software expenditures for infrastructure upgrades.

In fiscal 2005, $7.1 million of cash was used in investing activities consisting primarily of capital expenditures totaling $6.6 million and investments in marketable debt securities totaling $2.0 million, partially offset by $1.3 million in proceeds from the sale of our long-term investment in Lionheart Technologies, Inc. The $6.6 million in capital expenditures for the year ended May 31, 2005 consisted primarily of $2.8 million for instruments, $1.9 million for machinery and equipment upgrades for use primarily at the Company’s Norcross facility, and $1.1 million for computer hardware and software enhancements of the enterprise software system.

Financing activities—Net cash used in financing activities totaled approximately $31.0 million and $12.4 million in fiscal 2006 and fiscal 2005, respectively. In fiscal 2006, we utilized $24.8 million to repurchase shares of our common stock, compared to $8.0 million we spent in fiscal 2005. We had a cash outlay of $8.1 million in fiscal 2006 to pay off all of our long-term debt and capital leases. In fiscal 2005, we repaid $5.8 million of our long-term debt. Our cash position and cash generated by operations allowed us to repay all capital lease obligations and long-term borrowings from financial institutions. We received $2.1 million and $1.6 million from the exercise of employee stock options in fiscal 2006 and 2005, respectively.

Stock Repurchase Program

During the year ended May 31, 2006, we repurchased 1,580,100 shares at an average share price of $15.69. During the fiscal year ended May 31, 2006, the total amount spent for the shares bought under this program amounted to $24.8 million, compared to $8.0 million spent during the fiscal year ended May 31, 2005. An aggregate of 1,424,025 shares were available for repurchase under the program as of May 31, 2006.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities, when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 21 to the consolidated financial statements.

Future Cash Requirements and Restrictions

In July 2005, we paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements, and are required to pay an additional ¥300 million (approximately $2.7 million) over three years with minimum payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. As of May 31, 2006, we have paid ¥106 million of this liability. In addition, a final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for the next 12 months. We have no long-term debt except the acquisition liability for the purchase of Immucor-Kainos. There are no restrictions on our foreign subsidiaries in the matter of sending dividends, or making loans or advances to the parent company. Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-Term Debt and Lines of Credit	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	13,034	1,942	3,319	1,964	5,809
Purchase Obligations(1)	17,384	14,229	3,155	—	—
Other Long-Term Obligations(2)	5,055	1,074	3,981	—	—
Total Contractual Cash Obligations	$35,473	$17,245	$10,455	$1,964	$5,809

       (1) Includes outstanding purchase commitments and commitments to Celliance, Ltd. and Bio-Tek Instruments, Inc. as more fully discussed in Note 21 to the consolidated financial statements.

       (2) Represents Japan acquisition liability.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financial arrangements as of May 31, 2006.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•       Reagent sales

Revenue from the sale of our reagents to end users is recognized upon shipment when both title and risk of loss transfer to the customer upon shipment, unless there are specific contractual terms to the contrary. Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•       Medical instrument sales

Revenue from the sale of our medical instruments is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of our medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the contract.

Beginning in the second quarter of fiscal year 2004, we recognize revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in some cases, price guarantees for consumables purchased during the contract period and/or providing a software interface. We have determined the fair value of certain of these elements, such as training and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the related contractual specifications. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself. The fair value of a training session is recognized as revenue when services are provided. If multiple sessions are contractually provided for, and not all training has been completed at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of first year service is deferred and recognized over the first year of the contract. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at that time. The allocation of the total consideration received, which is based on the estimated fair value of the units of accounting, requires judgment by management.

•       Sales subject to a plan of factoring

Sales subject to a plan of factoring are recorded at net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly as an additional reduction of sales revenue.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade receivables at May 31, 2006, totaling $37.2 million, and at May 31, 2005, totaling $34.6 million, are net of allowances for doubtful accounts of $2.0 million and $1.9 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality. No material changes have been made to the inventory policy during fiscal 2006, 2005 or 2004.

Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year resulted in no impairment losses.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We also evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2006. See Note 15 to the consolidated financial statements.

Stock-based Employee Compensation

For the fiscal year ended May 31, 2006 and prior periods, we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly did not recognize compensation expense for the stock option grants. We usually granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant.  However, beginning in fiscal 2005, we began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material (approximately $12,000 in total for the grants issued below market price in fiscal 2006), and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations. Under our 2005 Long-Term Incentive Plan, options are granted to eligible new hires with an exercise price equal to the closing price of the first day of employment.

We adopted SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 in the period ended May 31, 2003. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 1 to the consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-based Compensation (“Statement 123(R)”).

Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R). We adopted Statement No. 123(R) effective June 1, 2006 using the “modified-prospective method” which requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We will continue to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

Accordingly, the adoption of Statement No. 123(R)’s fair value method will negatively impact our results of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note 1 to our 2006 consolidated financial statements included in Item 8 of this Form 10-K. As of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards is $4.5 million ($2.9 million, net of tax). Statement No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $6.4 million in fiscal 2006 and fiscal 2005, and $3.6 million in fiscal 2004.

Impact of Recently Issued Accounting Standards

SFAS No. 151—In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our adoption of the standard in the fiscal year beginning June 1, 2006 is not likely to have a significant impact on our financial statements.

SFAS No. 123R—In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-based Compensation. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R). We adopted Statement No. 123(R) effective June 1, 2006 using the “modified-prospective method” which requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. As permitted by Statement No. 123, for periods prior to June 1, 2006, we accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options, except as disclosed in Note 1 to our 2006 consolidated financial statements contained in Item 8 of this Form 10-K. Accordingly, the adoption of Statement No. 123(R)’s fair value method will negatively impact our statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note 1 to our 2006 consolidated financial statements included in Item 8 of this Form 10-K. As of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards is $4.5 million ($2.9 million, net of tax). Statement No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $6.4 million in fiscal 2006 and fiscal 2005, and $3.6 million in fiscal 2004.

SFAS No. 154—In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of the standard in the fiscal year beginning June 1, 2006 is not likely to have a significant impact on our financial statements.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates and to a lesser extent for interest rates that could adversely impact our results of operations and financial condition. We have repaid all of our interest-bearing debts during fiscal 2006 and interest rate risk applies only to our cash and short-term investment portfolio. To manage the volatility related to these typical business exposures, we may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. We are not currently subject to significant market risks for commodity prices or other relevant market price risks.

Foreign Currency Risk.   Operating income generated outside the United States as a percentage of total operating income was 10% in 2006, 15% in 2005 and 5% in 2004. Fluctuations in foreign exchange rates, principally with the U.S. Dollar versus the Euro, Canadian Dollar and Japanese Yen, could impact our operating results. It has not been the Company’s practice to actively hedge its foreign subsidiaries’ assets or liabilities denominated in local currency. During fiscal year ended May 31, 2006, the Company’s exposure to foreign currency exchange risk increased slightly with the purchase of Immucor-Kainos, Inc., the Company’s new subsidiary which had financial instruments of approximately $3.2 million at May 31, 2006. Also, future payment obligations totaling $5.1 million related to the acquisition of Immucor-Kainos are denominated in Japanese Yen, and are therefore subject to foreign currency exchange risk. In 2006, 2005, and 2004, the Company recorded net foreign currency transaction gains of approximately $1,000, $0.5 million and $0.5 million, respectively; and foreign currency translation gains of $2.3 million, $0.6 million and $0.4 million, respectively. In fiscal 2006, a 5% decrease compared to fiscal 2005 in the U.S.-Euro weighted average exchange rate decreased net sales and net income by approximately $1.8 million and $0.1 million, respectively. A 10% change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales and net income by approximately $3.6 million and $0.2 million, respectively. In case of U.S.-Canadian Dollar, a 7% increase in fiscal 2006 compared to fiscal 2005 in the weighted average exchange rate increased net sales and net income by approximately $0.7 million and $0.2 million, respectively. A 10% change in the year-to-date weighted average Canadian Dollar exchange rate would have had the effect of increasing or decreasing net sales and net income by approximately $1.0 million and $0.2 million, respectively.

Interest Rate Risk.   We place our cash, cash equivalents and marketable securities, which generally have a term of less than one year, with high-quality financial institutions and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of May 31, 2006, we had cash, cash equivalents and marketable securities totaling $55.7 million. If, during fiscal 2006, average short-term interest rates decreased by 1.0% from fiscal 2005 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our projected interest income from short-term investments would have decreased by approximately $0.6 million.

Item 8.—Financial Statements and Supplementary Data.

A.             Financial Statements

The following consolidated financial statements of the Company are included under this item:

•        Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•        Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

•        Consolidated Balance Sheets, May 31, 2006 and 2005

•        Consolidated Statements of Income for the Years Ended May 31, 2006, 2005 and 2004

•        Consolidated Statements of Shareholders’ Equity for the Years Ended May 31, 2006, 2005 and 2004

•        Consolidated Statements of Cash Flows for the Years Ended May 31, 2006, 2005 and 2004

•        Notes to Consolidated Financial Statements

•        Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Immucor, Inc.

We have audited the accompanying consolidated balance sheet of Immucor, Inc. as of May 31, 2006, and the related statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. as of May 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the year ended May 31, 2006, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immucor, Inc.’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP
Atlanta, Georgia
July 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheet of Immucor, Inc. and subsidiaries (the “Company”) as of May 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, its consolidated financial position as of May 31, 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia September 13, 2005

A.     Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 31, 2006	May 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,103	$37,108
Short-term investments	1,640	1,973
Trade accounts receivable, net of allowance for doubtful accounts of $1,950 at May 31, 2006 and $1,874 at May 31, 2005	37,199	34,630
Inventories	20,651	21,836
Deferred income tax assets, current portion	2,041	1,568
Prepaid expenses and other current assets	5,158	3,767
Total current assets	120,792	100,882
PROPERTY AND EQUIPMENT, Net	25,684	23,035
GOODWILL	34,691	28,826
OTHER INTANGIBLE ASSETS, Net	6,532	1,912
DEFERRED INCOME TAX ASSETS	3,115	1,845
OTHER ASSETS	873	1,113
Total assets	$191,687	$157,613
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,271	$8,028
Accrued expenses and other current liabilities	9,470	9,800
Income taxes payable	5,519	3,448
Deferred revenue—current portion	4,575	4,044
Current portion of long-term liabilities	1,074	4,617
Total current liabilities	27,909	29,937
LONG-TERM DEBT	—	2,081
CAPITAL LEASE OBLIGATIONS	—	910
ACQUISITION LIABILITY	3,980	—
DEFERRED REVENUE	11,500	3,515
DEFERRED INCOME TAX LIABILITIES	2,232	2,285
OTHER LONG-TERM LIABILITIES	2,195	1,453
Total liabilities	47,816	40,181
Commitments and contingencies (Note 21)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000 shares, issued and outstanding 67,926 and 68,288 shares at May 31, 2006 and May 31, 2005, respectively	6,793	6,829
Additional paid-in capital	14,752	30,415
Retained earnings	119,700	79,857
Accumulated other comprehensive income	2,626	331
Total shareholders’ equity	143,871	117,432
Total liabilities and shareholders’ equity	$191,687	$157,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended May 31,
	2006	2005	2004
NET SALES	$183,506	$144,786	$112,558
COST OF SALES	61,969	57,541	50,488
GROSS PROFIT	121,537	87,245	62,070
OPERATING EXPENSES:
Research and development	4,623	4,463	3,749
Selling and marketing	20,877	18,228	16,182
Distribution	8,004	8,044	8,499
General and administrative	21,963	18,559	11,569
Restructuring expenses	2,689	—	—
Amortization expense and other	341	699	369
Total operating expenses	58,497	49,993	40,368
INCOME FROM OPERATIONS	63,040	37,252	21,702
OTHER INCOME (EXPENSE):
Interest income	978	624	41
Interest expense	(516)	(662)	(881)
Other income (loss)	(342)	767	(598)
Total other	120	729	(1,438)
INCOME BEFORE INCOME TAXES	63,160	37,981	20,264
PROVISION FOR INCOME TAXES	23,317	14,071	7,726
NET INCOME	$39,843	$23,910	$12,538
Earnings per share:
Per common share—basic	$0.59	$0.35	$0.19
Per common share—diluted	$0.56	$0.34	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE, MAY 31, 2003	65,132	$6,512	$24,539	$43,426	$(783)	$73,694
Exercise of stock options	2,770	277	2,415	—	—	2,692
Cash paid for fractional shares from stock split	(5)	—	—	(8)	—	(8)
Tax benefits related to stock options and other	—	—	3,582	—	—	3,582
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	433	433
Hedge loss reclassified into earnings	—	—	—	—	21	21
Net income	—	—	—	12,538	—	12,538
Total comprehensive income						12,992
BALANCE, MAY 31, 2004	67,897	6,789	30,536	55,956	(329)	92,952
Exercise of stock options	1,326	133	1,425	—	—	1,558
Expense recognized on options awarded	—	—	21	—	—	21
Cash paid for fractional shares from stock split	(1)	—	—	(9)	—	(9)
Stock repurchases and retirements	(934)	(93)	(7,934)	—	—	(8,027)
Tax benefits related to stock options and other	—	—	6,367	—	—	6,367
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	639	639
Hedge loss reclassified into earnings	—	—	—	—	21	21
Net income	—	—	—	23,910	—	23,910
Total comprehensive income						24,570
BALANCE, MAY 31, 2005	68,288	6,829	30,415	79,857	331	117,432
Exercise of stock options	1,218	122	1,953	—	—	2,075
Expense recognized on options awarded	—	—	720	—	—	720
Cash paid for fractional shares from stock split	—	—	(3)	—	—	(3)
Stock repurchases and retirements	(1,580)	(158)	(24,684)	—	—	(24,842)
Tax benefits related to stock options and other	—	—	6,351	—	—	6,351
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	2,285	2,285
Hedge loss reclassified into earnings	—	—	—	—	10	10
Net income	—	—	—	39,843	—	39,843
Total comprehensive income						42,138
BALANCE, MAY 31, 2006	67,926	$6,793	$14,752	$119,700	$2,626	$143,871

Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended May 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$39,843	$23,910	$12,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,929	7,442	6,440
Accretion of acquisition liabilities	168	—	—
Loss on retirement of fixed assets	354	700	189
Loss on retirement of debt	—	—	924
Impairment of long lived assets	2,322	—	—
Provision for doubtful accounts	254	942	206
Gain on sale of long-term investment	—	(530)	—
Compensation expense recognized for stock options	720	21	—
Other	—	369	—
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(2,077)	(8,786)	(491)
Income taxes	8,437	11,195	2,800
Deferred income taxes	(2,411)	(1,635)	1,199
Inventories	1,044	(2,015)	(3,323)
Other current assets	(1,407)	(706)	1,393
Other assets	9	(241)	(508)
Accounts payable	(1,107)	(143)	161
Deferred revenue	8,623	5,768	936
Accrued expenses and other current liabilities	645	4,249	450
Other long-term liabilities	370	946	(254)
Total adjustments	22,873	17,576	10,122
Cash provided by operating activities	62,716	41,486	22,660
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,824)	(6,593)	(7,106)
Proceeds from sale of property and equipment	—	28	—
Payment for net assets of acquired company	(4,738)	—	—
Profit realized during Japan acquisition negotiations	574	—	—
Surrender of life insurance policy for cash	—	110	—
Procceds from (purchase of) short-term investments, net	368	(1,961)	—
Proceeds from sale of long-term investments	—	1,300	—
Cash used in investing activities	(14,620)	(7,116)	(7,106)
FINANCING ACTIVITIES:
Repayments of line of credit agreements, net	(146)	(152)	70
Borrowing of long-term debt	—	—	12,000
Repayments of long-term debt and capital leases	(8,129)	(5,805)	(26,473)
Repurchase of common stock	(24,842)	(8,028)	—
Payment for fractional shares resulting from stock split	(3)	(9)	(8)
Proceeds from exercise of stock options	2,075	1,582	3,299
Payment of debt issue costs	—	—	(153)
Cash used in financing activities	(31,045)	(12,412)	(11,265)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(55)	(547)	225
INCREASE IN CASH AND CASH EQUIVALENTS	16,996	21,411	4,514
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,108	15,697	11,183
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,104	$37,108	$15,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion. The Company operates facilities in North America, Europe and Japan. The Company continues to place increasing emphasis on the development and sale of instruments and instrument systems that use the Company’s proprietary reagents, while also promoting increased sales of its traditional reagent product line.

Consolidation Policy—The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior year balances have been reclassified to conform to the current year presentation. Additionally, the consolidated balance sheets include retroactive adjustments of equity due to a three-for-two stock split in fiscal year 2006. These retroactive adjustments of equity also impacted the consolidated statements of shareholders’ equity, but had no impact on the consolidated statements of income or on the consolidated statements of cash flows. In fiscal year 2005, besides retroactive adjustments for stock splits, certain salary expenses were reclassified which had no impact on the consolidated balance sheets, consolidated statements of shareholders’ equity or consolidated statements of cash flows, but did have an impact on certain captions on the consolidated statements of income.

Stock-Based Compensation—The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company usually grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant, and accordingly does not recognize compensation expense for stock option grants. However, beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material (approximately $12,000 in total for the grants issued with exercise price below market price in fiscal 2006), and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations. Under our 2005 Long-Term Incentive Plan, options are granted to eligible new hires with an exercise price equal to the closing price of the first day of employment. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires that the fair value of all share-based payment transactions be recognized in the financial statements. The Company adopted SFAS No. 123(R) on June 1, 2006 and it will be effective for its fiscal year 2007.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company issues graded options with vesting of these options spread over four years from the date of the grant, and it consistently uses a straight-line basis for expensing fair value of the options for the disclosure requirements of SFAS No. 148. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the year ended May 31,
	2006	2005	2004
	(amounts in thousands, except per share data)
Net income as reported	$39,843	$23,910	$12,538
Stock based employee compensation included in reported net income, net of taxes	562	—	—
Stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(4,261)	(2,067)	(1,111)
Pro forma net income	$36,144	$21,843	$11,427
Earnings per share as reported:
Per common share—basic	$0.59	$0.35	$0.19
Per common share—diluted	$0.56	$0.34	$0.18
Pro forma earnings per share:
Per common share—basic	$0.53	$0.32	$0.17
Per common share—diluted	$0.51	$0.31	$0.16

Acceleration of vesting of certain options—On January 18, 2006, the Board of Directors of the Company approved the acceleration of vesting of certain outstanding stock options previously awarded to certain employees (none of whom are directors or executive officers) under the Company’s equity compensation plans. As a result of this action, options to purchase approximately 311,000 shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. The accelerated options have exercise prices ranging from $20.03 to $23.53 per share, which is greater than $17.89, the closing price of the Company’s common stock on the Nasdaq National Market on January 17, 2006, the day before the Board of Directors’ approved the acceleration. Under the recently issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company will be required to treat unvested stock options as an expense beginning June 1, 2006. The primary reasons for accelerating the vesting of these options were (i) to reduce the cumulative non-cash compensation expense that the Company would have otherwise been required to recognize in future periods as a result of the adoption of SFAS 123R, and (ii) to enhance the perceived value of the accelerated options, all of which were out-of-the-money at the time of the acceleration, to the employees who hold such options.

As a result of this decision, during the quarter ended February 28, 2006, the Company recorded compensation expense of approximately $642,000 (amount net of taxes - $498,000), which represented the remaining  unearned compensation for these options and which was being expensed over the vesting periods of these options. This acceleration of vesting pertains to a group grant awarded in the quarter ended August 31, 2005, for which the fair value of the shares on the grant measurement date exceeded the exercise price.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Cash and cash equivalents were $54.1 million and $37.1 million at May 31, 2006 and 2005, respectively, representing cash on deposit with high-quality financial institutions, more than 85% of it located in the U.S. At May 31, 2005, the Company also had short-term investments in high-quality debt securities totaling $1.6 million and $2.0 million at May 31, 2006 and May 31, 2005, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2006 and May 31, 2005, no single group or customer represents more than 10% of total accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2006 and 2005, the Company’s accounts receivable balance of $37.2 million and $34.6 million, respectively, was 48% and 49% of foreign origin, predominantly European. Some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers. Factoring of accounts receivable is an additional method used by the Company to mitigate the risk of uncollectibility for certain customers who routinely take longer than one year to pay. The Company has agreements with two factoring companies in Italy to sell certain of its trade receivables in non-recourse transactions. The trade receivables were sold at a discount plus administrative and other fees. Sales of trade receivables were reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds received were included as cash in the accompanying consolidated balance sheets and as operating activities in the consolidated statements of cash flows. The factoring companies retain a certain percentage of the collectible amount and these amounts are disclosed as ‘prepaid expenses and other current assets’ in the consolidated balance sheets. The outstanding retention amounts were $1.9 million and $0.9 million as of May 31, 2006 and 2005, respectively. The factoring fee is charged against revenues on the consolidated statements of income. The factoring fees amounted to approximately $75,000 and $72,000 for fiscal 2006 and 2005, respectively.

Cash and Cash Equivalents—The Company considers deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Short-term Investments—As part of its cash management program, the Company from time to time maintains a portfolio of marketable investment securities. The securities have an investment grade and a term to earliest maturity generally of less than one year and include certificates of deposit. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. These securities are carried at cost, which approximates market.

Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality. No material changes have been made to the inventory policy during fiscal 2006, 2005 or 2004.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, long-term investments and accounts payable approximate their fair values. The acquisition liability in the accompanying consolidated balance sheets is recorded at the fair value using a current discount rate of 3.7% which was the market rate for similar securities at the time of acquisition.

Property, Plant and Equipment—Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that significantly enhance the useful life of the asset are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to thirty years. Certain internal and external costs incurred in the development of computer software for internal use are capitalized and included in property, plant and equipment in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill—On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Deferred Licensing Costs—Deferred licensing costs with finite lives are amortized over their useful lives. In certain situations the deferred licensing costs are considered to have infinite lives such as in the countries where the law and regulations are such that the barriers to obtaining a new license are very severe and upfront costs are high but, once the licenses are acquired, effort and costs required to maintain such licenses are minimal. The carrying values of assets with infinite lives are not amortized but they are tested annually for impairment. Carrying values of licensing costs are also tested if any triggering event which may impair the value of the asset occurs.

Customer Lists—Customer lists are amortized over their useful lives. Carrying values of customer lists are tested for impairment annually or more frequently if impairment indicators arise.

Net Sales Relating to Foreign Operations—Sales to customers outside the United States approximated 31% of net sales in fiscal 2006 and 37% of net sales in fiscal 2005.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $2.3 million and $0.6 million in fiscal 2006 and 2005, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Net foreign currency transaction gains included in operations were negligible in fiscal 2006 and $0.5 million in fiscal 2005, and are included in ‘other income (loss)’ in the consolidated statements of income.

Revenue Recognition—The Company recognizes revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

•       Reagent sales

Revenue from the sale of the Company’s reagents to end users is recognized upon shipment when both title and risk of loss transfer to the customer upon shipment, unless there are specific contractual terms to the contrary. Revenue from the sale of the Company’s reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•       Human collagen and collagen by-product sales

Revenue from the sale of the Company’s human collagen product and from the sale of by-products of collagen is recognized upon shipment and either passage of a 10-day inspection period (or, for by-products of collagen, passage of a 30-day inspection period) or upon receipt of notification of customer acceptance. In accordance with a revenue-sharing agreement between the Company and the Company’s sole human collagen customer, revenue from the sale of collagen by-products is allocated 66.7% to the Company and 33.3% to the collagen customer.

•       Medical instrument sales

Revenue from the sale of the Company’s medical instruments is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of the Company’s medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the contract.

Beginning in the second quarter of fiscal year 2004, the Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company’s medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in some cases, price guarantees for consumables purchased during the contract period and/or providing a software interface. The Company has determined the fair value of certain of these elements, such as training and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the related contractual specifications. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself. The fair value of a training session is recognized as revenue when services are provided. If multiple sessions are contractually provided for, and not all training has been completed at the time the instrument is recognized, additional training revenue is recognized upon delivery. The fair value of first year service is deferred and recognized over the first year of the contract. The Company believes it not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the related guarantee period. The allocation of the total consideration received, which is based on the estimated fair value of the units of accounting, requires judgment by management.

In limited situations involving third-party lease arrangements, the Company has entered into repurchase agreements whereby if the consignee customer terminates the lease, the Company has agreed to repurchase the instrument for a purchase price equal to the remaining unpaid lease payments. The Company defers the revenue related to the sale of instruments, and subsequently recognizes the revenue over the lease term if persuasive evidence exists that the consignee customer has not terminated the lease. In prior periods, the Company deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the fiscal quarter ended February 28, 2005, the Company determined that it was more appropriate to recognize the instrument costs in these deferral situations when the instrument has been installed and written acceptance has been received from the customer. Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters. The Company now records all instrument costs at the time the instrument is installed and accepted by the customer and title is legally transferred to the customer.

•       Sales subject to a plan of factoring

Sales subject to a plan of factoring are recorded at net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly as an additional reduction of sales revenue.

Shipping and Handling Charges and Sales Tax—The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales. The cost of handling customer orders and the cost of shipments are reported in the operating expense section of the statements of income as distribution expense. The cost of handling customer orders and the cost of shipments were approximately $8.0 million for the years ended May 31, 2006 and 2005 and $8.5 million for the year ended May 31, 2004. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Earnings Per Share—All earnings per share amounts reflect the May 2006, December 2004, July 2004 and November 2003 three-for-two stock splits. See Note 16 to the consolidated financial statements.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Trade receivables at May 31, 2006, totaling $37.2 million, and at May 31, 2005, totaling $34.6 million, are net of allowances for doubtful accounts of $2.0 million and $1.9 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs—The advertising costs are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expenses were $0.4 million for the years ended May 31, 2006 and 2005, and $0.7 million for the year ended May 31, 2004.

Loss contingencies—Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss is likely to occur and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. Legal costs relating to loss contingencies are expensed as incurred.

Income Taxes—The Company’s income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management also evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2006. See Note 15 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards—In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of the standard in the fiscal year beginning on June 1, 2006 is not likely to have a significant impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-based Compensation. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R). The Company adopted Statement No. 123(R) effective June 1, 2006 using the “modified-prospective method” which requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The Company will continue to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. As permitted by Statement No. 123, for periods prior to June 1, 2006, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will negatively impact the Company’s statements of income. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and net income per share in Note 1 under the subheading ‘Stock-Based Compensation’. As of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards is $4.5 million ($2.9 million, net of tax). Statement No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $6.4 million in fiscal 2006 and fiscal 2005, and $3.6 million in fiscal 2004.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No.154 on June 1, 2006 is not expected to have a material impact on its financial statements.

The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the Company in fiscal 2008. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

2.                 ACQUISITION

On July 5, 2005, in an effort to expand its presence in Japan, the Company acquired a 100% interest in Immucor-Kainos, Inc.—a newly-formed company to which Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan, spun off its blood-banking division. Immucor paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements, and will pay an additional ¥300 million (approximately $2.7 million) over three years with minimum payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. A final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. The Company has recorded ¥741 million (with an approximate present value of ¥678 million and $6.1 million, using a discount rate of approximately 3.7% per annum), as a liability. Immucor-Kainos, Inc. has been consolidated as a wholly owned subsidiary in these financial statements.

During the second quarter of fiscal year 2006, the Company completed a valuation of the intangible assets acquired in the transaction. Pursuant to the valuation, the Company allocated ¥150 million (approximately $1.3 million) to the purchase of the customer list and ¥400 million (approximately $3.6 million) to the business licenses and regulatory permits.

Besides payment of the purchase consideration to Kainos, the Company incurred additional direct cost of $0.5 million associated with this acquisition. The following table summarizes the allocation of acquisition cost, including professional fees and other related acquisition costs to the assets acquired based on their fair values (in thousands):

Tangible assets acquired	$102
Intangible assets acquired	4,928
Goodwill acquired	5,702
Total acquisition cost	$10,732

At the time of signing the agreement, the Company paid ¥520 million (approximately $4.7 million), including ¥61 million for acquisition related expenses. As of May 31, 2006, the Company has paid ¥106 million (approximately $0.9 million) of the total acquisition liability of ¥741 million (approximately $6.6 million).

The total purchase price includes a premium based on management’s assessment that the Company will achieve higher future profitability levels in the Japanese market by acquiring direct control of marketing the Company’s products with the installation of Immucor personnel in key managerial positions overseeing the operations of the business. The primary purpose of this acquisition is to allow Immucor to directly market and sell its products and expand its presence in Japan. Additionally, in accordance with the terms of the purchase agreement, Kainos has agreed to supply certain services to Immucor-Kainos during the three-year transition period.

At May 31, 2006, Immucor-Kainos owed Kainos approximately $1.1 million for products supplied by Kainos, and was owed approximately $2.4 million from Kainos for products sold by Kainos on behalf of Immucor-Kainos. Additionally, Kainos owed Immucor approximately $0.4 million for products supplied to Kainos from the United States.

No pro forma information regarding revenue and income for the acquired business is provided as the effect of the acquisition on the consolidated financial statements is not material. Goodwill and intangible assets are considered not deductible for tax purposes in accounting for this acquisition. The results of operations of the acquired subsidiary have been included from July 5, 2005 onwards, the date of acquisition. See Note 19 for segment information for Japan.

3.                 INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2006	2005
	(in thousands)
Raw materials and supplies	$4,341	$5,710
Work in process	3,495	2,946
Finished goods	12,815	13,180
	$20,651	$21,836

4.                 PROPERTY AND EQUIPMENT

	May 31,
	2006	2005
	(in thousands)
Assets owned:
Land	$343	$336
Buildings and improvements	7,643	7,669
Leasehold improvements	4,452	4,217
Furniture and fixtures	1,704	2,865
Machinery and equipment	39,241	35,624
	53,383	50,711
Less accumulated depreciation	(27,699)	(29,292)
Assets owned—net	25,684	21,419
Assets under capital lease:
Furniture and fixtures	—	18
Machinery and equipment	—	2,266
	—	2,284
Less accumulated depreciation	—	(668)
Assets under capital lease—net	—	1,616
Property, plant and equipment—net	$25,684	$23,035

Depreciation—Depreciation expense was $6.6 million in fiscal year 2006, $7.0 million in fiscal year 2005, and $5.8 million in fiscal year 2004.

Leased assets—During the year ended May 31, 2006, the Company repaid all capital leases and the assets were reclassified as “assets owned” in the above table.

Houston Impairment—A decision to close the Houston manufacturing facility prompted a review for the possible impairment of long-lived assets associated with this facility. Under a restructuring plan, the Company will continue to use the long-lived assets of the Houston facility until December 2007, the estimated completion date for consolidating the manufacturing operations in Norcross, Georgia. The long-lived assets of this facility were supported by the future cash flows expected to result from the Houston operations.

The impairment review during the second quarter of fiscal year 2006 indicated that estimated undiscounted cash flows expected to result from the remaining use of the Houston facility’s long-lived assets, primarily a building, were insufficient to recover their carrying value. Accordingly, the Company reduced the carrying value of these long-lived assets to their estimated fair value resulting in non-cash impairment loss of $2.3 million during the second quarter of fiscal year 2006.

The Company used an independent third party appraisal to assist it in evaluating the fair value of the building. The non-cash impairment charges are included with restructuring expenses in the accompanying consolidated statements of income.

Based upon the Company’s decision to continue to manufacture and use the building in Houston until the transfer of the manufacturing operations to Norcross is complete, the Company continues to depreciate the adjusted carrying value of the building.

Construction in Progress—The Company is expanding its current manufacturing facility in Norcross, which is scheduled to be completed in fiscal 2007. As of May 31, 2006, the Company incurred and capitalized $3.0 million, of which $2.8 million is included in leasehold improvements, $0.1 million is included in furniture and fixtures and $0.1 million is included in machinery and equipment in the above table. The estimated cost to be incurred in fiscal 2007 to complete the building renovation and manufacturing facility is approximately $6.2 million.

5.                 GOODWILL

Changes in the carrying amount of goodwill for the year ended May 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Balance at beginning of year	$28,826	$28,192
Foreign currency translation adjustment	1,070	634
Goodwill on acquisition of Immucor-Kainos (Japan)	4,795	—
Balance at end of year	$34,691	$28,826

On July 5, 2005, the Company acquired Immucor-Kainos, Inc., including goodwill amounting to $5.7 million. Immucor-Kainos goodwill was reduced by approximately $574,000 for profit realized during acquisition negotiations and by approximately $332,000 for realization of deferred revenue relating to a distribution agreement with Kainos which was canceled on signing of the acquisition agreement. Goodwill relating to Immucor-Kainos is shown net of these two adjustments in the above table.

Goodwill is tested for impairment in the fourth quarter of each fiscal year or earlier if a triggering event occurs. Testing of impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2006 and May 31, 2005. The goodwill acquired on the acquisition of Immucor-Kainos was not tested in the fourth quarter of fiscal 2006 as a professional valuation of the goodwill was carried out as of August 31, 2005. It will be tested for impairment with other goodwill amounts in the fourth quarter of fiscal 2007 and annually thereafter.

6.                 OTHER INTANGIBLE ASSETS

		May 31, 2006			May 31, 2005
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$551	$(464)	$87	$533	$(465)	$68
Distribution rights	10 yrs	2,078	(1,526)	552	2,034	(1,330)	704
Customer lists	20 yrs	3,036	(706)	2,330	1,700	(560)	1,140
Total amortizable assets		5,665	(2,696)	2,969	4,267	(2,355)	1,912
Intangible assets not subject to amortization:
Deferred licensing costs		3,563	—	3,563	—	—	—
Total non-amortizable assets		3,563	—	3,563	—	—	—
Total other intangible assets		$9,228	$(2,696)	$6,532	$4,267	$(2,355)	$1,912

During the year ended May 31, 2006, the Company acquired a customer list with the acquisition of Immucor-Kainos, which was valued at $1.3 million with a useful life of 20 years, and licensing and regulatory permits, which were assumed to have infinite lives and were valued at $3.6 million. The customer list is being amortized over 20 years, and the licensing and regulatory permits will not be amortized but will be tested for impairment annually in the fourth quarter of each fiscal year.

Amortization of intangible assets amounted to $0.3 million for the year ended May 31, 2006 and $0.4 million for the years ended May 31, 2005 and 2004. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years (in thousands):

Year Ending May 31:
2007	$348
2008	348
2009	213
2010	164
2011	164
Thereafter	1,732
$2,969

7.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2006	2005
	(in thousands)
Sales and other taxes payable	$1,152	$936
Salaries and wages	3,231	3,696
Deferred income taxes liabilities—current portion	—	661
Professional fees	2,027	1,562
Dealer commissions	675	570
Royalties	506	297
Accruals for pricing discounts to dealers	415	41
Other accruals	1,464	2,037
Accrued expenses and other current liabilities	$9,470	$9,800

8.                 LONG-TERM DEBT

	May 31,
	2006	2005
	(in thousands)
Primary Obligations
Term Loan (interest rate ranging from LIBOR plus 1.0% to LIBOR plus 1.75%, paid in full in November 2005)	$—	$6,000
Secondary Obligations
Line of credit—Spanish subsidiary (denominated in Euros at an interest rate of EURIBOR plus 0.45%, paid in full in November 2005)	—	148
Mortgage note payable—Belgian subsidiary (denominated in Belgian Francs at an interest rate of 6.25%, paid in full in January 2006)	—	123
	—	6,271
Less current portion	—	(4,190)
	$—	$2,081

Primary Obligations

During the year ended May 31, 2006, the Company prepaid the term loan obtained under the $27.0 million secured credit facility with its principal lender from cash generated from operations, and cancelled the credit facility. The credit facility was due to expire in December 2006 and was comprised of a $15.0 million revolver and a $12.0 million term loan. The term loan was payable in quarterly installments of $1.0 million. The term loan and the revolver bore interest of LIBOR plus additional percentage points ranging from 1.0% to 1.75%, or bank prime rate plus additional percentage points ranging from (0.5%) to 1.0% based on certain calculations as defined in the Loan Agreement. The commitment fee on the unused borrowings was 0.125%. The loans were collateralized by the capital stock of all of the Company’s subsidiaries. The Company recorded a non-cash, pre-tax charge of $924,000 in the third quarter of fiscal 2004 to write off unamortized deferred financing charges related to its previous credit facility.

The Company’s agreement with its principal lender contained certain financial and other covenants that, among other things, limited annual capital expenditures, limited payment of cash dividends and for repurchase of stock, limited the incurrence of additional debt, and required the maintenance of certain financial ratios.

The Company had an interest rate swap agreement, which matured in September 2005, with its principal lender. Due to the ineffectiveness of the swap related to the U.S. loan, approximately $10,250 was reclassified from comprehensive income (loss) to earnings as interest expense for the years ended May 31, 2006 and $20,500 for the years ended May 31, 2005 and 2004, and approximately $6,700, $138,000 and $266,000 was charged directly to interest expense for the years ended May 31, 2006, 2005 and 2004, respectively.

Secondary Obligations

During the year ended May 31, 2006, the Company repaid the amounts due under the Spanish line of credit and the Belgium mortgage note. At May 31, 2006, the Company had approximately $154,000 and $449,000 in funds available under line of credit agreements for the Spanish and Italian affiliates, respectively.

9.                 CAPITAL LEASE OBLIGATIONS

	May 31,
	2006	2005
	(in thousands)
Machinery and equipment related to the telephone system bearing an interest rate of 7.93% with a maturity date of December 2008	$—	$117
Instruments at customer sites—German subsidiary, bearing interest at 2.2% and with a maturity date of October 2005	—	21
Instruments at customer sites—Spanish subsidiary, bearing interest rates ranging from 5.18% to 8.5% and with maturity dates ranging from June 2008 to September 2009	—	1,134
Instruments at customer sites—Italian subsidiary, bearing interest rates ranging from 2.5% to 2.75% and with maturities ranging from August 2005 to February 2006	—	65
	—	1,337
Less current portion	—	(427)
	$—	$910

During the year ended May 31, 2006, the Company repaid all its capital lease obligations. The capital lease obligations were collateralized by the indicated assets and amortization on related assets was included in depreciation expense.

10.          DEFERRED REVENUE

As described in Note 1, the Company’s medical instrument sales contracts involve multiple deliverables, and certain of revenues from these contracts are deferred and recognized over the terms of the agreements which are generally five years. The Company also defers revenue from service contracts over the term of the agreements. The additions to and recognition of deferred revenue for the year ended May 31, 2006 and May 31, 2005 were as follows:

	May 31,
	2006	2005
	(in thousands)
Balance at beginningof year	$7,559	$1,791
Foreign currency translation adjustment	224	(193)
Additions to deferred revenue from new contracts	13,772	8,819
Revenue recognized during the year	(5,480)	(2,858)
	16,075	7,559
Less: Deferred Revenue—current portion	(4,575)	(4,044)
Balance at end of year	$11,500	$3,515

11.          OTHER LONG TERM LIABILITIES

	May 31,
	2006	2005
	(in thousands)
Severence indemnity for employees	$558	$439
Deferred leasehold improvement incentive	1,438	1,115
Restructuring provision	342	—
	2,338	1,554
Less current portion	(143)	(101)
Other long term liabilities	$2,195	$1,453

The Company credits leasehold improvement incentives received from the landlord to rent expense over the term of the lease agreement.

12.          COMMON STOCK

Increase in authorized capital to 120 million shares

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders of the Company approved the increase of the Company’s authorized capital of common stock, par value $0.10, from 60 million shares to 120 million shares.

Stock split

Immucor distributed a three-for-two stock split, on May 15, 2006 to the shareholders of record on April 24, 2006 which resulted in the issuance of 22,685,368 shares of common stock, net of 98 fractional shares which were paid in cash. Immucor had also distributed a three-for-two stock split, on July 16, 2004 and December 13, 2004 which resulted in the issuance of 10,066,940 and 15,061,379 shares of common stock, respectively. The stock splits were the sixth, seventh and eighth for the Company since its initial public offering in December 1985.

Reserved shares

At May 31, 2006, 4,892,957 shares of common stock were reserved for future issuance upon exercises of previously granted stock options.

Stock repurchases

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares of its common stock, of which 5,437,125 shares had been purchased prior to the end of the 2004 fiscal year, leaving 637,875 shares available for repurchase. On June 1, 2004 and August 2, 2004, the Board of Directors authorized the Company to repurchase up to additional 675,000 and 1,125,000 shares, respectively.

On December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares, increasing to 2,040,225 the shares available for purchase. During the year ended May 31, 2006, the Company repurchased 1,580,100 shares at an average per share price of $15.69. An aggregate of 1,424,025 shares were available for repurchase under the program as of May 31, 2006.

During fiscal year ended May 31, 2006, the total amount spent for the shares bought under this program amounted to $24.8 million, compared to $8.0 million spent during the fiscal year ended May 31, 2005.

13.          STOCK OPTIONS

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor’s stock plans, as described below, and related prices per share have been retroactively adjusted, for comparability purposes, to reflect the three-for-two stock splits distributed in May 2006, December 2004, July 2004 and November 2003.

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management will be able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000. Option awards generally vest based on four years of continuous service and have 6-year contractual terms. Share awards generally vest over four years. The 2005 Plan provides for accelerated vesting of option and share awards if there is a change in control, as defined in the plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Exercise prices of stock options are determined by the Stock Option Committee and, with the exception of those awarded to new employees in fiscal 2005 and fiscal 2006, have been the fair market value at the date of the grant. Beginning in fiscal 2005, the Company began awarding grants to eligible new hires with the respective exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Management has determined that the aggregate difference between the grant date fair values and the exercise prices for grants awarded to new hires is not material (approximately $12,000 in total for the grants issued with exercise price below market price in fiscal 2006), and accordingly has not included any such compensation cost related to these grants in the Company’s results of operations. Under the 2005 plan, the exercise price per share cannot be less than the fair market value of the share on the grant date.

The effects on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS 123 to our fixed-based stock option awards are included in Note 1. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk-free interest rate	4.36%	4.00%	3.68%
Expected life (years)	7.3	8.0	8.0
Expected volatility	64.90%	68.40%	68.60%
Expected dividend yield	0.00%	0.00%	0.00%

Activity for the Company’s option plans was as follows for the years ended May 31, 2006, 2005 and 2004:

					Weighted
		Range of			Average Exercise
	Shares	Exercise Prices			Price
Outstanding at May 31, 2003	8,924,211	$0.33	–	$4.40	$1.07
Granted	1,546,730	$4.07	–	$6.60	$5.85
Exercised	(2,693,186)	$0.33	–	$2.02	$0.97
Expired	(1,704)	$1.15	–	$1.60	$1.40
Forfeited	(167,772)	$0.35	–	$4.40	$1.37
Outstanding at May 31, 2004	7,608,279	$0.33	–	$6.60	$2.07
Granted	421,982	$8.49	–	$21.07	$18.94
Exercised	(1,353,932)	$0.33	–	$3.95	$1.11
Expired	(218,314)	$0.58	–	$1.24	$0.79
Forfeited	(196,610)	$0.33	–	$9.61	$2.91
Outstanding at May 31, 2005	6,261,405	$0.35	–	$21.07	$3.41
Granted	158,583	$15.57	–	$23.53	$18.66
Exercised	(1,222,116)	$0.36	–	$6.18	$1.76
Expired	(56,317)	$0.89	–	$3.55	$1.37
Forfeited	(248,598)	$0.89	–	$20.03	$6.82
Outstanding at May 31, 2006	4,892,957	$0.36	–	$23.53	$4.14

At May 31, 2006, 2005, and 2004, options for 3,942,959, 3,035,282 and 2,976,957 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $3.18, $1.11 and $1.07, respectively. At May 31, 2006, 1,718,637 shares of common stock were available for future grants of stock options and 1,800,000 shares of common stock were available for future grants of awards other than stock options. The weighted average grant date fair value of options granted during fiscal 2006 was $13.34 for those granted at market value, $10.83 for those granted at above market value, and $13.03 for those granted at below market value. The weighted average grant date fair value of options granted during fiscal 2005 was $8.49 for those granted at market value, $10.91 for those granted above market value, and $9.37 for those granted at below market value. The weighted average grant date fair value of options granted during fiscal 2004 was $4.31—all were granted at market value.

The following table as of May 31, 2006 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

	Options Oustanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$ — – $ 1.00	1,606,206	$0.87	5.5	1,606,206	$0.87
1.01 – 2.00	1,426,204	1.23	2.4	1,426,204	1.23
2.01 – 4.00	199,133	2.87	6.3	108,951	2.64
4.01 – 8.00	1,151,818	5.85	7.6	492,832	5.90
8.01 – 16.00	34,054	13.63	8.6	—	—
16.01 – 24.00	475,542	19.64	8.7	308,766	20.07
	4,892,957	$4.14	5.5	3,942,959	$3.18

14.          RESTRUCTURING EXPENSES

On October 31, 2005, the Board of Directors of the Company approved a plan to close the Company’s Houston, Texas manufacturing facility. The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities. This closure, which is subject to certain regulatory clearances, is scheduled to be completed by December 2007.

During fiscal year 2006, the Company recorded a charge of approximately $2.7 million in connection with this planned closure, including approximately $2.3 million for impairment of long-lived assets based on an independent valuation, and approximately $0.4 million for severance pay, retention bonuses and other expenses. The Company expects to incur approximately $1.9 million of additional costs to close this facility consisting of approximately $0.6 million in costs to consolidate operations, approximately $0.7 million to relocate associated employees and approximately $0.6 million for retention bonuses and other expenses. The costs to consolidate operations and relocate employees are expensed when incurred and the retention bonuses are expensed over the period of service necessary to receive such bonuses.

Total future cash outlays for the restructuring plan are expected to be approximately $2.3 million to be paid out over the next two years.

15.          INCOME TAXES

Sources of income before income taxes are summarized below:

	Year Ended May31,
	2006	2005	2004
	(in thousands)
Domestic Operations	$56,459	$31,711	$19,032
Foreign Operations	6,701	6,270	1,232
Total	$63,160	$37,981	$20,264

The provision for income taxes is summarized as follows:

	Year Ended May 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$20,963	$12,979	$5,294
Foreign	3,593	1,908	1,045
State	1,218	1,377	760
	25,774	16,264	7,099
Deferred:
Federal	(1,707)	(2,617)	687
Foreign	(752)	505	(492)
State	2	(81)	432
	(2,457)	(2,193)	627
Income taxes	$23,317	$14,071	$7,726

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, management does not believe it is more likely than not that the Company will be able to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets as follows:  Belgium, $1.0 million; France $0.3 million; Japan, $0.6 million; and Spain, $0.2 million. The Company has also established a valuation allowance against state operating loss carry-forwards of $0.9 million. Net operating loss carry-forwards for France and Belgium do not expire; other net operating loss carry-forwards expire beginning in 2013.

The tax effects of significant items comprising the Company’s net deferred tax assets at May 31, 2006 and 2005 are as follows:

	Year Ended May31,
	2006	2005
	(in thousands)
Deferred tax liabilities:
Amortization	$(1,707)	$(1,662)
Depreciation	(557)	(865)
Other	(488)	(638)
Deferred tax assets:
Reserves not currently deductible	4,908	3,465
Operating loss carry-forwards	2,938	147
Uniform capitalization	859	143
	5,953	590
Valuation allowance	(3,029)	(123)
Net deferred tax asset	$2,924	$467

The change in valuation allowances is due primarily to reserves against net operating loss carry-forwards related to entities involved in the 2003 European restructure, which the Company did not previously believe were available for utilization, the net operating loss carry-forward of the Company’s newly acquired subsidiary in Japan, and state net operating loss carry-forwards available as a result of the Company’s “unwinding” of the state and local tax structure implemented in 2003.

Deferred taxes are not provided for temporary differences of approximately $11.7 million, $8.4 million and $5.0 million as of May 31, 2006, 2005 and 2004, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company has decided not to implement any repatriation planning as provided by the American Jobs Creation Act of 2004. Accordingly, no impact from this legislation has been reflected in the amounts shown as permanently reinvested.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May31,
	2006	2005	2004
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	1
Extraterritorial income exclusion and Production Activity Deduction (PAD)	(2)	(1)	(2)
Difference in effective income tax rates of other countries	—	1	—
Research and development credits	—	(1)	—
Change in deferred tax valuation allowance	1	—	1
Other	—	—	3
	37%	37%	38%

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $6.4 million in fiscal 2006 and 2005, and $3.6 million in 2004. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

In fiscal 2004, a true up of the estimated tax benefit of the 2003 European restructure and adjustments for misapplication of Texas franchise tax rules for fiscal years 2002 and 2003 added $0.1 million and $0.3 million, respectively, to income tax expense. In addition, a reserve of $0.2 million was established to recognize the increasingly conservative positions taken by the various state taxing authorities with respect to the related party transactions. The Company added approximately $0.9 million to this reserve in fiscal 2005. In fiscal 2006, the Company added approximately $26,000 to this reserve, representing estimated interest expense.

In fiscal 2005, the Company claimed credits for qualified research and development activities performed during the years 2001 through 2005 of approximately $0.6 million. In fiscal 2006, the Company claimed approximately $0.1 million in credits for qualified research and development activities performed during the period June 1, 2005 through December 31, 2005, the date the credit expired. The Company has recorded reserves of $0.3 million, approximately 30% of the total credits claimed for all years.

16.          EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share—assuming dilution in accordance with SFAS No. 128, Earnings per Share:

	Year Ended May 31,
	2006	2005	2004
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income available to common shareholders	$39,843	$23,910	$12,538
Denominator:
For basic earnings per share—weighted average shares basis	68,004	67,699	66,387
Effect of dilutive stock options	3,397	3,651	4,104
Denominator for diluted earnings per share—adjusted weighted average shares basis	71,401	71,350	70,491
Earnings per common share – basic	$0.59	$0.35	$0.19
Earnings per common share – diluted	$0.56	$0.34	$0.18

The effect of 429,949, 44,324 and 1,305,755 out-of-the-money options and warrants was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2006, 2005 and 2004, respectively.

On June 6, 2006, the Company issued options to employees to purchase 157,217 shares of common stock at an exercise price of $17.51 per share, which was the closing price on the date of the grant. The Company also issued 127,105 shares of restricted stock. These options and restricted stock are excluded in calculating the above diluted earnings per share but will have a dilutive effect on the future earnings per share calculations.

17.          COMPREHENSIVE INCOME

The components of comprehensive income for the years ended May 31, 2006, 2005 and 2004 are as follows:

	For the year ended May 31,
	2006	2005	2004
	(In thousands)
Net income	$39,843	$23,910	$12,538
Foreign currency translation adjustment	2,285	639	433
Hedge loss reclassified to interest expense	10	21	21
Comprehensive income	$42,138	$24,570	$12,992

18.   SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended May 31,
	2006	2005	2004
	(In thousands)
Non-cash Investing and Financing Activities:
Capital leases	$—	$385	$939
Acquisition liability assumed	$6,073	$—	$—
Supplemental information
Taxes paid	$18,053	$5,353	$4,656
Interest paid	$478	$834	$1,368

19.          DOMESTIC AND FOREIGN OPERATIONS

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

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2006, 2005 and 2004 is summarized below (in thousands):

	For the Year Ended May 31, 2006
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$119,145	$10,775	$12,077	$9,252	$7,372	$8,439	$—	$167,060
Affiliates	10,504	1,938	—	206	—	197	(12,845)	—
Total	129,649	12,713	12,077	9,458	7,372	8,636	(12,845)	167,060
Net instrument revenues:
Unaffiliated customers	7,263	1,984	1,191	345	15	1,719	—	12,517
Affiliates	802	3,095	1	—	—	2	(3,900)	—
Total	8,065	5,079	1,192	345	15	1,721	(3,900)	12,517
Net collagen revenues:
Unaffiliated customers	3,929	—	—	—	—	—	—	3,929
Affiliates	—	—	—	—	—	—	—	—
Total	3,929	—	—	—	—	—	—	3,929
Net Sales	141,643	17,792	13,269	9,803	7,387	10,357	(16,745)	183,506
Income (loss) from operations	56,728	745	1,678	3,856	(433)	681	(215)	63,040
Depreciation	3,196	748	1,566	216	104	672	—	6,502
Amortization	360	—	—	—	60	7	—	427
Restructuring expenses	2,689	—	—	—	—	—	—	2,689
Income tax (benefit) expense	20,477	367	842	1,563	—	147	(79)	23,317
Capital expenditures	8,964	684	453	286	78	359	—	10,824
Property & equipment—net, at year end	16,057	2,508	3,080	1,344	605	2,090	—	25,684
Total assets at year end	165,102	12,139	20,026	14,249	14,125	9,382	(43,336)	191,687

	For the Year Ended May 31, 2005
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$88,616	$11,674	$11,637	$8,095	$—	$8,778	$—	$128,800
Affiliates	9,237	2,199	—	245	—	139	(11,820)	—
Total	97,853	13,873	11,637	8,340	—	8,917	(11,820)	128,800
Net instrument revenues:
Unaffiliated customers	6,250	2,578	927	170	—	2,589	—	12,514
Affiliates	937	4,612	15	—	—	2	(5,566)	—
Total	7,187	7,190	942	170	—	2,591	(5,566)	12,514
Net collagen revenues:
Unaffiliated customers	3,472	—	—	—	—	—	—	3,472
Affiliates	—	—	—	—	—	—	—	—
Total	3,472	—	—	—	—	—	—	3,472
Net Sales	108,512	21,063	12,579	8,510	—	11,508	(17,386)	144,786
Income (loss) from operations	31,548	2,169	(11)	3,217	—	355	(26)	37,252
Depreciation	3,231	970	1,657	259	—	898	—	7,015
Amortization	378	—	—	—	—	—	—	378
Restructuring expenses	—	—	—	—	—	—	—	—
Income tax (benefit) expense	11,650	862	243	1,213	—	95	8	14,071
Capital expenditures	3,397	249	1,881	217	—	849	—	6,593
Property & equipment—net, at year end	12,754	2,473	4,240	1,182	—	2,386	—	23,035
Total assets at year end	140,319	13,730	16,814	11,881	—	10,054	(35,185)	157,613

	For the Year Ended May 31, 2004
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$67,785	$10,444	$9,042	$7,193	$—	$7,862	$—	$102,326
Affiliates	9,269	2,691	—	116	—	162	(12,238)	—
Total	77,054	13,135	9,042	7,309	—	8,024	(12,238)	102,326
Net instrument revenues:
Unaffiliated customers	4,316	2,682	573	111	—	2,091	—	9,773
Affiliates	154	3,969	—	—	—	39	(4,162)	—
Total	4,470	6,651	573	111	—	2,130	(4,162)	9,773
Net collagen revenues:
Unaffiliated customers	459	—	—	—	—	—	—	459
Affiliates	—	—	—	—	—	—	—	—
Total	459	—	—	—	—	—	—	459
Net Sales	81,983	19,786	9,615	7,420	—	10,154	(16,400)	112,558
Income (loss) from operations	17,486	(1,130)	309	2,344	—	(333)	3,026	21,702
Depreciation	3,003	884	1,134	114	—	690	—	5,825
Amortization	369	—	—	—	—	—	—	369
Restructuring expenses	—	—	—	—	—	—	—	—
Income tax (benefit) expense	7,171	(543)	191	848	—	57	2	7,726
Capital expenditures	3,123	938	1,965	186	—	894	—	7,106
Property & equipment—net, at year end	12,291	3,299	3,987	1,123	—	2,335	—	23,035
Total assets at year end	114,062	16,992	15,836	9,610	—	10,853	(42,936)	124,417

       (1) Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.

During the years ended May 31, 2006, 2005 and 2004, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $4.3 million, $6.9 million and $4.9 million, respectively. The Company’s German operations made net export sales to unaffiliated customers of $4.3 million, $5.5 million and $4.9 million for the years ended May 31, 2006, 2005, and 2004, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of $2.1 million, $1.9 million and $2.2 million for the years ending May 31, 2006, 2005, and 2004, respectively. Product sales to affiliates are valued at market prices.

20.          RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its domestic employees who meet certain age and length of service requirements, as defined in the Plan document. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2006, 2005 and 2004, the Company’s matching contributions to the plan were approximately $544,000, $336,000 and $269,000, respectively. Effective January 1, 2005, employees vest immediately in the Company’s matching contributions. Prior to this date, vesting in the Company’s matching contributions was based on years of continuous service.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. During the years ended May 31, 2006, 2005 and 2004, the Company’s matching contributions to the plan were approximately $80,000, $58,000 and $59,000, respectively.

21.          COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases domestic office, warehousing and manufacturing facilities under an operating lease agreement expiring in fiscal 2017 with a right to renew for an additional five years. The Company leases an additional domestic warehousing facility under an operating lease agreement expiring in fiscal 2008 with a right to renew for an additional five years. In fiscal 2006, the Company leased a new warehousing facility with the lease agreement expiring in fiscal 2017.

The Company leases foreign office, manufacturing and warehouse facilities and automobiles under operating lease agreements expiring at various dates through fiscal 2010. Total rental expense, principally for office, manufacturing and warehouse space, was $2.5 million in fiscal 2006, $2.2 million in fiscal 2005 and $1.9 million in fiscal 2004. In Germany, the office facility is leased from a company owned by the family of a former officer. Rental expense under this lease were $289,000, $258,000 and $244,000 for fiscal 2006, 2005 and 2004, respectively, and are believed to be at fair market value.

In fiscal 2005, the Company received a cash incentive totaling $136,000 regarding its domestic office, warehousing and manufacturing facilities. This incentive was accounted for as deferred rent and is being amortized over the term of the lease. The current portion of this incentive ($12,000 at May 31, 2006) is included in other accrued liabilities; the remaining unamortized portion is included in other long-term liabilities. This lease also contained a leasehold improvement incentive allowing for a maximum reimbursement of $1.5 million, of which $1.4 million has been reimbursed as of June 30, 2006. The Company received approximately $984,000 and $423,000 in June 2005 and June 2006, respectively, for improvements incurred and submitted to the landlord for reimbursement. Accordingly, these reimbursements due from the landlord were accrued as receivables and are included in prepaid expenses and other with corresponding credits recorded as deferred rent and amortized as reductions of rent expense over the term of the lease.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2006 (in thousands):

Year Ending May 31:
2007	$1,942
2008	1,726
2009	1,593
2010	1,042
2011	922
Thereafter	5,809
$13,034

The Company may, at its option, extend its office and warehouse facilities lease terms through various dates.

Royalty Commitment for Technology Rights

In March 1983, the Company acquired rights to technology to be used in developing diagnostic testing products. In connection with this acquisition, the Company has agreed to pay to the Community Blood Center of Greater Kansas City royalties equal to 4% of the net sales through August 26, 2006 from products utilizing the technology. Royalties under this agreement amounted to approximately $848,000, $523,000 and $451,000 in fiscal 2006, 2005 and 2004, respectively.

Other Commitments

The Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of a fast, lightweight, fully automated instrument on January 19, 2004. This third generation assay instrument, named the “Galileo Echo™”, will replace the Company’s ABS2000 and is targeted to serve the small to medium-sized hospital market, the largest segment of the Company’s customers, which number approximately 5,000 to 6,000 worldwide. The Galileo Echo™ is significantly smaller and faster than the ABS2000, and has substantially all of the features of the Company’s larger Galileo® product, apart from lower throughput. The cost of development totaled $0.8 million, $1.6 million and $0.8 million in fiscal 2006, 2005 and 2004, respectively. The Company accepted the manufacturer’s engineering model in fiscal 2005, whereupon the Company was deemed to issue a purchase order for 100 units. In accordance with the November 2004 amendment to the instrument purchase agreement, the Company committed to purchase an additional 100 units. There is no minimum purchase requirement to maintain exclusivity. The Company expects to launch the instrument in Europe and the U.S. in the third quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States and assumes clearance will take approximately 90 days after the submission is received by the FDA. The Company purchased 31 instruments costing approximately $1.0 million in fiscal 2006 and is planning to spend approximately $2.2 million to acquire an additional 69 instruments to fulfill the obligation to purchase the first 100 units. A down payment of $700,000 was paid in fiscal 2005.

In September 2003, the Company entered into a five-year purchase agreement with Celliance Ltd (“Celliance”) (a subsidiary of Millipore Corporation). The Company will supply Celliance with a 12-month rolling forecast of purchases that constitute a binding purchase order. In return, Celliance will supply the product at the price specified in the purchase agreement with prices to increase annually beginning January 1, 2004. Celliance will supply products at the listed prices and at reduced performance prices if certain sales volume has been reached. The agreement also provides for a preferential treatment for supply of products in relation to Celliance’s sales orders from other customers. At May 31, 2006, the Company’s commitments under this arrangement are $2.1 million for fiscal 2007.

Contingencies

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. The public prosecutor in Milan has announced the completion of his investigation into these payments, and has alleged that Dr. De Chirico, as the former President of the subsidiary, participated in certain of those payments to gain favorable procurement action for the subsidiary at the physicians’ hospitals. The subsidiary has also been charged because under Italian law the subsidiary can be held responsible for the actions allegedly taken by an officer. The prosecutor’s charges have been presented to a judge who must decide whether the case will be sent to trial. The preliminary hearing before the judge has been set for October 10, 2006, and, based on advice from Italian legal counsel, we believe the judge will send the case to trial. The subsidiary is considering seeking a plea-bargaining agreement with the prosecutor. However, Dr. De Chirico has vigorously denied any wrongdoing, and we understand he does not intend to enter into a plea bargain. If Dr. De Chirico or the subsidiary does not settle this matter, we believe a trial would not begin until 2007, and appeals of an unfavorable verdict could take several years.

In 2005 the Audit Committee of our Board of Directors completed an internal investigation prompted by the Italian investigation and determined that a €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act. The investigation also concluded that payments to another physician totaling approximately $47,000 may have been related not only to the performance of certain services but also to the introduction of an instrument system into that physician’s hospital and perhaps other hospitals. The SEC has issued a formal investigative order in these matters. The Company has made a number of voluntary submissions to the SEC and it continues to cooperate with the SEC. The SEC has not expressed to the Company any conclusions about the ultimate outcome of its investigation. No determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing the Company’s motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased our stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding its business. On March 7, 2006, the Company timely moved to dismiss the consolidated complaint. The motion to dismiss has been fully briefed and is awaiting court disposition.  Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. Management believes the claims are without merit, and intends to vigorously defend the Company. While management does not currently expect these lawsuits to materially affect the Company’s financial condition or results of operations, there can be no assurance of any particular outcome.

In September 2005, F. Baragano Pharmaceuticals filed suit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that the Company cancelled a distribution contract without just cause, and is seeking $350,000 plus interest, costs and attorney fees. In June 2006, the Company settled the lawsuit for $45,000.

The Company’s compliance with its Affirmative Action Plan is being audited by the U.S. Department of Labor’s Office of Federal Contract Compliance Programs (OFCCP) concerning personnel activity from July 1, 2003 through June 30, 2004 and July 1, 2004 through February 13, 2005. If OFCCP determines that a violation of Federal antidiscrimination statutes has occurred, it has the power to order remedial action. Due to the preliminary nature of this matter, management is not yet able to determine whether the Company will become subject to any such remedial action.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

22.          RELATED PARTY TRANSACTIONS

Michael S. Goldman joined the Company’s Board of Directors effective May 15, 2006. Mr. Goldman is a Managing Director and founding principal of TM Capital Corp., a New York and Atlanta investment bank which has represented the Company in a number of transactions prior to Mr. Goldman becoming a director of the Company. The Company paid fees to TM Capital Corp. totaling $470,000, $60,000 and $20,000 in fiscal years 2006, 2005 and 2004, respectively.

IMMUCOR, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MAY 31, 2006, 2005 AND 2004

		Charged to
	Beginning	Costs and		Ending
	Balance	Expense	Deductions	Balance
2006
Allowance for doubtful accounts	$1,874	$254	$(178)	$1,950
Provision for restructuring expense	$—	$342	$—	$342
Deferred income tax valuation allowance	$123	$2,906	$—	$3,029
2005
Allowance for doubtful accounts	$1,330	$942	$(398)	$1,874
Deferred income tax valuation allowance	$266	$—	$(143)	$123
2004
Allowance for doubtful accounts	$1,678	$206	$(554)	$1,330
Deferred income tax valuation allowance	$223	$43	$—	$266

Note 1:       “Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

B.              Supplementary Data

QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings Per
			Income		Earnings	Common Share -
	Net	Gross	from	Net	Per Common	Assuming
Fiscal Year Ended	Sales	Profit	Operations(2)	Income	Share(1)	Dilution(1)
	(In thousands, except per share amounts)
May 31, 2006
First Quarter	$42,434	$26,695	$12,481	$8,006	$0.12	$0.12
Second Quarter	44,025	28,541	12,766	8,055	$0.12	$0.11
Third Quarter	47,090	32,134	19,079	11,721	$0.17	$0.16
Fourth Quarter	49,957	34,167	18,714	12,061	$0.18	$0.17
	$183,506	$121,537	$63,040	$39,843	$0.59	$0.56
May 31, 2005
First Quarter	$32,102	$18,312	$8,105	$4,949	$0.07	$0.07
Second Quarter	32,640	18,321	6,648	4,209	$0.06	$0.06
Third Quarter	37,982	23,866	9,658	6,224	$0.09	$0.09
Fourth Quarter	42,062	26,746	12,841	8,528	$0.13	$0.12
	$144,786	$87,245	$37,252	$23,910	$0.35	$0.34

       (1) All share and per share amounts have been retroactively adjusted to reflect the May 2006, December 2004 and July 2004 three-for-two stock splits.

       (2) Income from operations for the second quarter of the year ended May 31, 2006 includes a one-time charge amounting to approximately $2,457,000 for restructuring expenses pertaining to the proposed closure of the Houston manufacturing facilities.

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.—Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s new majority owned subsidiary—Immucor-Kainos, Inc.—was excluded from management’s annual evaluation as of May 31, 2006, due to the subsidiary being only recently acquired on July 5, 2005 and also due to the Company being in the process of implementing its computer systems at Immucor-Kainos, Inc. This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures when the system has been implemented, beginning no later than the quarter ending August 31, 2006.

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, the  Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of May 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2005, and identified two material weaknesses in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weaknesses were as follows:

Revenue Recognition and Billing Processes.—Management concluded that as of May 31, 2005, material weaknesses existed related to ineffective controls over the Company’s revenue recognition and billing processes resulting from: the lack of controls over the review of all arrangement documentation in order to properly record revenue, the lack of controls over ensuring that all arrangement terms and conditions are known for proper revenue recognition evaluation, and the lack of personnel with sufficient skills and experience to properly record revenue from multi-element arrangements.

Financial Statement Close Process—Management also concluded that as of May 31, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate processes, controls, and review and approval procedures to ensure that financial statements and disclosures generated for external purposes are prepared in accordance with generally accepted accounting principles; the lack of personnel with sufficient skills and experience to properly analyze certain technical accounting issues in accordance with generally accepted accounting principles; and the lack of adequate policies and procedures in certain international locations with respect to preparing journal entries and reconciling certain significant accounts.

Beginning in the first quarter of fiscal 2006 and concluding in the third quarter of fiscal 2006, management completed the remediation work on the material weaknesses mentioned above. This involved the implementation of corrective measures in the following areas identified as requiring remediation:

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

•       Expanding review procedures at each quarter end in support of footnote disclosures through the establishment of a structured disclosure committee that commenced its work beginning with the review of the filing of the Company’s Form 10-Q for the quarter ended February 28, 2006;

•       Strengthening the controls and review procedures relating to income taxes;

•       Further addition of internal audit staff to increase the periodic review of compliance with management’s stated policies and procedures; and

•       Further addition of accounting staff and expertise to improve the Company’s control environment and to compensate for the weaknesses identified.

Based on the evaluation completed in the fourth quarter of 2006, management has concluded that these control improvements are properly designed and operating effectively as of May 31, 2006, and the two material weaknesses existing as of May 31, 2005 have been remediated. Management’s annual report on Internal Control over Financial Reporting for fiscal 2006 is contained in Item 9A—(c) below.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is contained in Item 9A—(d) below.

(b)  Changes in Internal Control over Financial Reporting

Except as noted above, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s Annual Report on Internal Control over Financial Reporting

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, utilizing the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2006. Immucor’s management has concluded that, as of May 31, 2006, its internal control over financial reporting was effective based on these criteria.

Immucor acquired Immucor-Kainos, Inc. in July 2005. During the post acquisition period in fiscal 2006, Immucor-Kainos was excluded from management’s evaluation of disclosure controls and procedures. The Company is currently in the process of implementing its computer systems at Immucor-Kainos, Inc. This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures when these systems have been implemented.

Immucor management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2006 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. Grant Thornton LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 9A—(d) below.

/s/ EDWARD L. GALLUP	/s/ PATRICK D. WADDY
Edward L. Gallup	Patrick D. Waddy
Chairman of the Board and Chief Executive Officer	Vice President— Chief Financial Officer and Secretary

(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Immucor, Inc.

We have audited management’s assessment included in the accompanying Management’s Report on Internal Controls Over Financial Reporting that Immucor, Inc. maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Immucor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in management’s Report on Internal Controls Over Financial Reporting, management has excluded Immucor-Kainos, Inc. (“Kainos”) from its assessment of internal controls over financial reporting as of May 31, 2006 because it was acquired by the company in July 2005. We have also excluded Kainos from our audit of internal control over financial reporting. Kainos is a wholly owned subsidiary whose total assets and total revenues represent 7% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2006.

In our opinion, management’s assessment that Immucor, Inc. maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, Immucor, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Immucor, Inc. as of May 31, 2006 and the related statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated July 28, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Atlanta, Georgia
July 28, 2006

Item 9B.—Other Information.

Not applicable.

PART III

Item 10.—Directors and Executive Officers of the Registrant.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of May 31, 2006.

Item 11.—Executive Compensation.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of May 31, 2006.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of May 31, 2006.

Item 13.—Certain Relationships and Related Transactions.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of May 31, 2006.

Item 14.—Principal Accountant Fees and Services.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of May 31, 2006.

PART IV

Item 15.—Exhibits and Financial Statement Schedules.

(a)           Documents filed as part of this report:

1.	Consolidated Financial Statements.
The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.
2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report.
Schedule II—Valuation and Qualifying Accounts.
Other financial statement schedules are omitted as they are not required or not applicable.
3.	Exhibits.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 16, 2001).
3.2

Amendment to Amended and Restated Articles of Incorporation dated November 11, 2004 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2005).

3.3	Amendment to Amended and Restated Articles of Incorporation dated December 22, 2005 (incorporated by reference to Exhibit 3.3 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 6, 2006).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
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

10.8*	Immucor, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Registration Statement No. 333-131902 filed on April 5, 2006).
10.9*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.9-1*

Amended and Restated 2003 Stock Option Plan, amended and restated as of November 10, 2004 (incorporated by reference to Exhibit 10.8-1 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.10*	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.11*	Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.12*

1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.13*

Employment Agreement dated October 13, 1998, between the Company and Patrick D. Waddy (incorporated by reference to Exhibit 10.12 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.14

Loan Agreement among Immucor, Inc., Dominion Biologicals, Limited, and Immucor Medizinische Diagnostik GmbH, as borrowers, and Wachovia Bank, National Association, as lender, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.23 to Immucor, Inc.’s quarterly report on Form 10-Q filed April 23, 2001).

10.15

Loan Modification No. 1 dated as of September 11, 2001 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).

10.16*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).
10.17

Loan Modification No. 2 dated as of July 18, 2002 between Immucor, Inc., Dominion Biologicals, Limited, Immucor Medizinische Diagnostik GmbH and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).

10.18

Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 14, 2004).

10.19

Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation (incorporated by reference to Exhibit 10.18 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.20*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.19 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.21*

Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.22*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.20 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.23*

Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.24*

Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.21 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.25*

Amendment No. 1, dated May 1, 2004, to the Employment Agreement between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.26*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson (incorporated by reference to Exhibit 10.23 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).
21	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:	/s/ EDWARD L. GALLUP
Edward L. Gallup, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
July 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD L. GALLUP
Edward L. Gallup, Director, Chairman of the Board of Directors,
and Chief Executive Officer
(Principle Executive Officer)
July 31, 2006
/s/ PATRICK D. WADDY
Patrick D. Waddy, Vice President - Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
July 31, 2006
/s/ ROSWELL S. BOWERS
Roswell S. Bowers, Director
July 31, 2006
/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Director, President
July 31, 2006
/s/ RALPH A. EATZ
Ralph A. Eatz, Director, Senior Vice President—Chief Scientific Officer
July 31, 2006
/s/ MICHAEL GOLDMAN
Michael Goldman, Director
July 31, 2006

EXHIBIT INDEX

Number	Description
21	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.