Form 10-Q
period 2006-08-31
IMMUCOR INC
filed 2006-10-05
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2006

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

As of September 30, 2006: Common Stock, $0.10 Par Value – 67,731,966

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,761	$54,103
Short-term investments	646	1,640
Trade accounts receivable, net of allowance for doubtful accounts of $1,701 at August 31, 2006 and $1,950 at May 31, 2006	37,623	37,199
Inventories	21,779	20,651
Deferred income tax assets, current portion	2,041	2,041
Prepaid expenses and other current assets	3,554	5,158
Total current assets	135,404	120,792

PROPERTY AND EQUIPMENT, Net	25,873	25,684
GOODWILL	34,444	34,691
OTHER INTANGIBLE ASSETS, Net	6,133	6,532
DEFERRED INCOME TAX ASSETS	3,213	3,115
OTHER ASSETS	829	873
Total assets	$205,896	$191,687

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,378	$7,271
Accrued expenses and other current liabilities	9,912	9,470
Income taxes payable	10,061	5,519
Deferred revenue - current portion	5,398	4,575
Current portion of long-term liabilities	1,028	1,074
Total current liabilities	33,777	27,909

ACQUISITION LIABILITY	3,564	3,980
DEFERRED REVENUE	11,718	11,500
DEFERRED INCOME TAX LIABILITIES	2,229	2,232
OTHER LONG-TERM LIABILITIES	2,328	2,195
Total liabilities	53,616	47,816

Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 67,713,696 and 67,926,206 shares at August 31, 2006 and May 31, 2006, respectively	6,771	6,793
Additional paid-in capital	11,188	14,752
Retained earnings	132,433	119,700
Accumulated other comprehensive income	1,888	2,626
Total shareholders' equity	152,280	143,871
Total liabilities and shareholders' equity	$205,896	$191,687

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2006	2005

NET SALES	$51,040	$42,434
COST OF SALES	16,504	15,739
GROSS PROFIT	34,536	26,695

OPERATING EXPENSES
Research and development	1,226	1,255
Selling and marketing	5,559	5,215
Distribution	2,288	1,851
General and administrative	5,222	5,822
Restructuring expense	387	—
Amortization expense and other	87	70
Total operating expenses	14,769	14,213

INCOME FROM OPERATIONS	19,767	12,482

OTHER INCOME (EXPENSE)
Interest income	518	183
Interest expense	(117)	(159)
Other income (loss)	(61)	82
Total other income (expense), net	340	106

INCOME BEFORE INCOME TAXES	20,107	12,588
PROVISION FOR INCOME TAXES	7,374	4,582
NET INCOME	$12,733	$8,006

Earnings per share:
Per common share - basic	$0.19	$0.12
Per common share - assuming dilution	$0.18	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, MAY 31, 2006	67,926	$6,793	$14,752	$119,700	$2,626	$143,871
Exercise of stock options	70	6	216	—	—	222
Expense recognized on options awarded	—	—	708	—	—	708
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock options	—	—	356	—	—	356
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	(738)	(738)
Net income	—	—	—	12,733	—	12,733
Total comprehensive income						11,995

BALANCE, AUGUST 31, 2006	67,714	$6,771	$11,188	$132,433	$1,888	$152,280

Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$12,733	$8,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,553	1,798
Accretion of acquisition liabilities	46	32
Loss on retirement of fixed assets	69	11
Provision for doubtful accounts	(217)	186
Compensation expense recognized for stock options	708	33
Excess tax benefit from stock-based compensation	(356)	—
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(522)	(446)
Income taxes	4,821	2,472
Deferred income taxes	(12)	11
Inventories	(1,161)	790
Other current assets	1,589	211
Other long-term assets	28	566
Accounts payable	128	673
Deferred revenue	1,050	3,906
Accrued expenses and other current liabilities	354	1,089
Other long-term liabilities	259	17
Cash provided by operating activities	21,070	19,355

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,780)	(2,604)
Payment for net assets of acquired company	—	(4,706)
Proceeds from (purchase of) short-term investments, net	992	(997)
Cash used in investing activities	(788)	(8,307)

FINANCING ACTIVITIES:
Repayments of long-term debt, liabilities and capital leases	(90)	(1,364)
Repurchase of common stock	(4,872)	—
Proceeds from exercise of stock options	207	12
Excess tax benefit from stock-based compensation	356	—
Cash used in financing activities	(4,399)	(1,352)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(225)	—
INCREASE IN CASH AND CASH EQUIVALENTS	15,658	9,696
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,103	37,107
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,761	$46,803

SUPPLEMENTAL INFORMATION:
Tax paid	$1,833	$2,343
Interest paid	63	125
Non-cash investing and financing activities:
Acquisition obligation	—	3,546

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2006, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months ended August 31, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2007, or any other period.

Shares and per share amounts for the three-month period ended August 31, 2005 have been adjusted to reflect the impact of a three-for-two stock split in May 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the presentation in this report.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	August 31, 2006	May 31, 2006
	(in thousands)

Raw materials and supplies	$4,535	$4,341
Work in process	3,563	3,495
Finished goods	13,681	12,815
	$21,779	$20,651

3.              STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense at the grant date fair value. The Company adopted SFAS 123R in the fiscal year beginning June 1, 2006, using the modified prospective transition method, which requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for compensation costs for all share-based payments granted or modified subsequent to the adoption to be recorded, based on fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R.

Impact of adoption of SFAS 123R

On adoption of SFAS 123R as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes). This compensation expense is expected to be recognized on a straight-line basis over the weighted-average vesting period of approximately four years.

Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the three months ended August 31, 2006 was $708,000 ($510,000, net of taxes). As a result of adopting SFAS No. 123R on June 1, 2006, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation by the following amounts;

Three months
Ended
August 31, 2006

Earnings from continuing operations before income taxes	$708,000
Earnings from continuing operations	510,000
Net earnings	510,000
Basic and diluted net earnings per common share	0.01

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $356,000 of excess tax benefits for the three months ended August 31, 2006 have been classified as a financing cash inflow.  Prior to the adoption of SFAS 123R, such tax benefits were disclosed as cash inflows from operating activities.

The following table shows total stock-based compensation expense for the three months ended August 31, 2006, included in the Condensed Consolidated Statement of Income:

Three months
Ended
August 31, 2006

Cost of sales	$119,000
Research and development	71,000
Selling and marketing	139,000
Distribution	31,000
General and administrative	348,000
Total stock-based compensation	$708,000

Had the Company adopted the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS Statement No. 148 for the quarter ended August 31, 2005, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

Three Months
Ended
August 31, 2005

Net income as reported	$8,006
Stock based employee compensation included in reported net income, net of taxes	35
Stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(416)
Pro forma net income	$7,625

Earnings per share as reported:
Per common share - Basic	$0.12
Per common share - Diluted	$0.11

Pro forma earnings per share:
Per common share - Basic	$0.11
Per common share - Diluted	$0.11

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and the Company's prior pro forma disclosures of net earnings, including the fair value of stock-based compensation.

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company's stock, risk free rates of return, option forfeiture rates, and dividends, if any. The fair value of each option grant in the first quarter of fiscal year 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Three months ended
	August 31, 2006	August 31, 2005
Risk-free interest rate (1)	4.95%	4.14%
Expected volatility (2)	41.55%	68.21%
Expected life (years) (3)	4.25	8.0
Expected forfeiture rate (4)	0.81%	n/a
Expected dividend yield (5)	—	—

1.               Based on the U.S. Treasury yield curve in effect at the time of grant.

2.               Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

3.               Represents the period of time options are expected to remain outstanding. The weighted average expected option term for the three months ended August 31, 2006 was determined using the “simplified method” as allowed by SAB 107. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Beginning June 1, 2006, the contractual life of awards granted was reduced from 10 years to 6 years which accounted for the reduction in expected life.

4.               For the three months ended August 31, 2006, the expected forfeiture rate is based upon historical experience. Before the adoption of SFAS 123R, the Company used actual forfeiture rates to calculate compensation expense as allowed by SFAS 123 for the disclosure footnote required under SFAS 148. Management estimates that the impact of this change, from the actual forfeiture rates to the estimated forfeiture rates as required under SFAS 123R, is not likely to be material as it is expected that the Company will continue to experience low staff turnover.

5.               The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Immucor, Inc. 2005 Long-Term Incentive Plan

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management is able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000.  Options are granted at the closing market price on the date of the grant. Option awards generally vest based on four years of continuous service and have 6-year contractual terms. Restricted stock awards generally vest over five years.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

During the three-month period ended August 31, 2006, options to acquire 166,280 shares of common stock were granted and 127,105 shares of common stock were issued as restricted shares pursuant to the 2005 Plan.  These options have a six year term with vesting of 25% at the end of each of the first four years; the restricted shares have 20% vesting at each anniversary. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in outstanding options for the three months ended August 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(1)
				(in thousands)
Outstanding at beginning of period	4,892,957	$4.14
Granted	166,280	$17.56
Exercised	(69,459)	$3.22
Forfeited	(8,045)	$7.62
Expired	(34,369)	$11.37
Outstanding at end of period	4,947,364	$4.55	5.2	$80,294

Exercisable at end of period	3,923,207	$3.13	4.7	$69,257

Shares available for future grants at end of period	1,553,231

1)              The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2007 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

2)              The weighted-average grant-date fair value of share options granted during the first three months of fiscal 2007 and 2006 was $7.08 and $13.56, respectively.  The total intrinsic value of share options exercised during the first three months of fiscal 2007 and 2006 was $1.1 million and $0.5 million, respectively.

The following is a summary of the changes in unvested restricted stock for the three months ended August 31, 2006:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at beginning of period	—	$—
Granted	127,105	17.51
Exercised	—	—
Forfeited	(1,135)	17.51
Expired	—	—
Nonvested stock outstanding at end of period	125,970	$17.51

Shares available for future grants at end of period	1,674,030

As of August 31, 2006, there was $7.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Plan. This cost is expected to be recognized over a weighted-average period of 4.9 years.

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended
	August 31,	August 31,
	2006	2005

Numerator for basic and diluted earnings per share:
Net Income	$12,733	$8,006

Denominator:
For basic earnings per share - weighted average shares basis	67,701	68,313
Effect of dilutive stock options	2,488	3,294
Denominator for diluted earnings per share -adjusted weighted average shares basis	70,189	71,607

Earnings per common share – basic	$0.19	$0.12
Earnings per common share – diluted	$0.18	$0.11

5.              SEGMENT AND GEOGRAPHIC INFORMATION

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

Segment information for the three months ended August 31, 2006 and 2005 is summarized below (in thousands).

	For the Three Months Ended August 31, 2006
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$33,748	$2,726	$3,269	$2,648	$2,030	$2,276	$—	$46,697
Affiliates	2,802	453	—	57	—	41	(3,353)	—
Total	36,550	3,179	3,269	2,705	2,030	2,317	(3,353)	46,697
Net instrument revenues:
Unaffiliated customers	2,219	430	281	105	2	231	—	3,268
Affiliates	190	822	—	—	—	—	(1,012)	—
Total	2,409	1,252	281	105	2	231	(1,012)	3,268
Net collagen revenues:
Unaffiliated customers	1,075	—	—	—	—	—	—	1,075
Affiliates	—	—	—	—	—	—	—	—
Total	1,075	—	—	—	—	—	—	1,075

Net Sales	40,034	4,431	3,550	2,810	2,032	2,548	(4,365)	51,040

Income (loss) from operations	18,151	(285)	636	1,206	(111)	408	(238)	19,767

Depreciation	700	167	326	47	39	186	—	1,465
Amortization	70	—	—	—	16	2	—	88
Restructuring expenses	387	—	—	—	—	—	—	387
Income tax (benefit) expense	6,614	—	340	494	—	14	(88)	7,374
Capital expenditures	1,287	46	259	15	12	161	—	1,780
Property & equipment - net	16,644	2,330	3,002	1,306	552	2,039	—	25,873
Total assets at period end	179,502	13,071	19,732	14,542	13,302	9,531	(43,784)	205,896

	For the Three Months Ended August 31, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$27,784	$2,702	$2,958	$2,283	$1,442	$2,074	$—	$39,243
Affiliates	2,197	485	—	86	—	44	(2,812)	—
Total	29,981	3,187	2,958	2,369	1,442	2,118	(2,812)	39,243
Net instrument revenues:
Unaffiliated customers	1,312	474	242	(58)	1	154	—	2,125
Affiliates	26	723	—	—	—	—	(749)	—
Total	1,338	1,197	242	(58)	1	154	(749)	2,125
Net collagen revenues:
Unaffiliated customers	1,066	—	—	—	—	—	—	1,066
Affiliates	—	—	—	—	—	—	—	—
Total	1,066	—	—	—	—	—	—	1,066

Net Sales	32,385	4,384	3,200	2,311	1,443	2,272	(3,561)	42,434

Income (loss) from operations	11,054	129	148	931	87	172	(39)	12,482

Depreciation	755	208	479	62	3	208	—	1,715
Amortization	83	—	—	—	—	—	—	83
Restructuring expenses	—	—	—	—	—	—	—	—
Income tax (benefit) expense	3,983	47	128	364	42	33	(15)	4,582
Capital expenditures	2,022	219	154	85	4	120		2,604
Property & equipment, net	14,007	2,486	3,915	1,260	48	2,291	—	24,007
Total assets at period end	158,130	13,507	17,472	12,161	13,639	10,505	(46,555)	178,859

(1)    Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.  No pro forma information regarding revenue and income for Immucor-Kainos, Inc. is provided as the effect of the acquisition on the consolidated financial statements is not material.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.2 million and $1.4 million for the three months ended August 31, 2006 and 2005, respectively.  The Company’s German operations made net export sales to unaffiliated customers of approximately $0.9 million and $0.5 million for the three months ended August 31, 2006 and 2005, respectively.  The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.4 million and $0.5 million for the three months ended August 31, 2006 and 2005, respectively.

6.              COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2006	2005

Net income	$12,733	$8,006
Net foreign currency translation adjustments	(738)	410
Hedge loss reclassified into earnings	—	5
Comprehensive income	$11,995	$8,421

7.              STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares of its common stock.  Subsequently, the Company’s Board of Directors authorized the Company to repurchase up to an additional 675,000 shares, 1,125,000 shares, and 1,500,000 shares on June 1, 2004, August 2, 2004, and December 13, 2005, respectively, bringing the total number of shares authorized for repurchase to 9,375,000.

As of May 31, 2006, 7,950,975 shares had been purchased under the program, leaving 1,424,025 shares available for purchase.  During the quarter ended August 31, 2006, the company repurchased 281,969 shares at an average per share price of $17.23, bringing the aggregate number of shares repurchased to date to 8,232,944 under the 1998 repurchase program.  An aggregate of 1,142,056 shares were available for repurchase under the program as of August 31, 2006.

During the three months ended August 31, 2006, the total amount spent for the shares bought under this program amounted to $4.9 million.  No shares were repurchased during the quarter ended August 31, 2005.

8.              COMMITMENTS AND CONTINGENCIES

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, the Company’s Italian subsidiary and Dr. Gioacchino DeChirico, the former President of the subsidiary, are the subjects of criminal proceedings in Milan, Italy centered on payments by several companies, including Immucor, to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. DeChirico has been charged as the former President of the subsidiary with directing a

€13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary has also been charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. The SEC has issued a formal investigative order in these matters but has not expressed to the Company any conclusions about the ultimate outcome of its investigation. A preliminary hearing in Italy has been set for October 10, 2006, and the Company is in discussions with the Italian prosecutor about settling the Italian proceeding before the hearing.  The Company expects to reach such a settlement on terms that will not have a material adverse effect on its consolidated financial position.  However, Dr. DeChirico has indicated he intends to contest any charges against him, and such proceedings and related appeals could continue for an extended period of time.  Both the Company and Dr. DeChirico intend to seek to settle the SEC investigation in the near term.  Except in connection with the Company’s above-noted discussions with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing the Company’s motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding the Company’s business. On March 7, 2006, the Company timely moved to dismiss the consolidated complaint. On October 4, 2006, the Court denied the Company’s motion to dismiss. Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. Management believes the claims are without merit, and intends to vigorously defend the Company. While management does not currently expect these lawsuits to materially affect the Company’s financial condition or results of operations, there can be no assurance of any particular outcome.

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

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings including those summarized above, will have a material adverse effect on our consolidated financial position.

9.              RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is fully effective as of January 1, 2007. The new rules will be effective for the Company in fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

10.       SUBSEQUENT EVENTS

On September 7, 2006, Edward L. Gallup, the Chief Executive Officer, Chairman of the Board of Directors and founder of the Company announced his retirement from the positions of Chief Executive Officer, Chairman of the Board and director of the Company. Mr. Gallup retired from his position as the Chief Executive Officer and Dr. Gioacchino (Nino) DeChirico was elected as his successor in that position, effective immediately.  Mr. Gallup will be employed by the Company through January 31, 2007, and he will hold his positions as the Chairman of the Board and a director of the Company up to the conclusion of the Company’s next annual meeting to be held on November 15, 2006.

Under the terms of Mr. Gallup’s employment agreement, 42,188 unvested stock options granted through April 30, 2006, will vest on January 31, 2007 and become exercisable in full for the remainder of the terms of those options. Options to purchase 26,568 shares and 8,860 restricted shares granted after April 30, 2006 under the Company’s new 2005 Long-Term Incentive Plan will also vest immediately.  The compensation expense amounting to approximately $485,000 pertaining to all the unvested options and restricted shares as of September 7, 2006 will be expensed evenly for the remaining period of Mr. Gallup’s service which will terminate on January 31, 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements that  the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” under the federal securities laws. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below:  the decision of customers to defer capital spending; the inability of customers to efficiently integrate our instruments into their blood banking operations; increased competition in the sale of instruments and reagents; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates and foreign currency exchange rates; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; delays in regulatory approvals or other unforeseen delays related to the Company’s plans to move Houston manufacturing operations to another Company facility; higher than expected costs related to the planned closure of the Houston facility; higher than expected manufacturing consolidation costs; problems in efficiently producing products after the consolidation; the outcome of any legal claims known or unknown; and general economic conditions. In addition, the strengthening of the dollar versus the Euro, Canadian Dollar and Japanese Yen would adversely impact reported results.  Investors are cautioned not to place undue reliance on any forward-looking statements.  The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2006, as filed with the SEC on August 1, 2006.

Overview

Founded in 1982, Immucor develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.  Our strategy is to strengthen our leadership position in the automation of blood bank testing by continuing to expand our base of installed instruments. To facilitate instrument placements, we offer customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities.  We utilize a “razor/razorblade” business model.  Our instruments are designed to operate with our proprietary reagents.  Therefore, once a customer procures an instrument from us, the customer is likely to continue to purchase proprietary reagents from us for use with the instrument on an on-going basis.  In order to satisfy the broad spectrum of customers’ operational and financial criteria, we intend to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of our instrument offerings.

As further discussed below under “Results of Operations,” the improvement in revenues and gross margins during the quarter ended August 31, 2006, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases;

•                  Increased Capture reagent revenues with placement of additional instruments which require the use of Capture reagents; and

•                  Increased manufacturing efficiencies due in part to the continued elimination of a number of redundant products previously manufactured at our three manufacturing facilities.

Business outlook

For fiscal 2007, besides continuing to focus on improving gross margins on our products through achieving continued benefits from successful strategies already implemented, our focus will be on customer satisfaction, which will be a major business driver for achieving our planned growth. To that end, we have recently made changes to our organizational structure. We have also made changes in the logistics division of our business, streamlining operations to maximize efficiencies.  As we monitor our progress and strengthen our focus on customer satisfaction, our organization will evolve and we may make more changes to achieve our objectives.

In addition to the above strategies, we expect to further improve our competitive position through the launch of our third generation automated assay instrument, which is currently expected to be released in the U.S. and European markets in the fourth quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States, which is based on a number of variables, some of which are outside our control.  A launch of the Galileo ECHO™ in the fourth quarter of fiscal 2007 assumes our submission to the FDA is made by the third quarter of fiscal 2007 and assumes clearance is granted within 90 days after that submission.  A delay in the submission or in FDA review and clearance would delay the launch. The Galileo ECHO™ is significantly smaller and faster than the ABS2000 and, apart from lower throughput, has substantially all of the features of our larger Galileo product.  We believe the new instrument will appeal to the small- to medium-sized hospital market, the largest segment of our customers (which number approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed.  Based on the positive customer reaction to our planned launch of the Galileo ECHO™, we believe we can achieve market share gain and revenue growth through continued Galileo placements and the launch of the Galileo ECHO™.  We also recently commenced research and development work on a second generation Galileo. We expect that improvements in the second generation Galileo will extend the life of the instrument by several years.

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

Results of Operations

We generated revenues of $51.0 million for the three-month period ended August 31, 2006 compared to $42.4 million for the three-month period ended August 31, 2005, an increase of 20%.  Our gross margin increased to 68% for the quarter ended August 31, 2006, from 63% for the quarter ended August 31, 2005.

Net income for the three-month period ended August 31, 2006 totaled $12.7 million compared to $8.0 million for the three-month period ended August 31, 2005, an increase of 59%. Diluted earnings per share was $0.18 for the three-month period ended August 31, 2006 compared with diluted earnings per share of $0.11 for the three-month period ended August 31, 2005, an increase of 64%.

For the three-month period ended August 31, 2006, the effect on net sales and gross margin of the change in the Euro exchange rate was an approximate increase of $0.4 million and $0.2 million, respectively. For the three-month period ended August 31, 2006, the effect on net sales and gross margin of the change in the Canadian Dollar exchange rate was an approximate increase of $0.2 million and $0.1 million, respectively. Net income increased by $0.1 million due to changes in the Euro and Canadian Dollar rates.

The adoption of SFAS 123R, on June 1, 2006, resulted in a reduction of net income before tax and net income of approximately $0.7 million and $0.5 million, respectively, for the quarter ended August 31, 2006.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 73% and 92%, respectively, of our revenue and operating income in the three months ended August 31, 2006 compared to 71% and 89%, respectively, in the corresponding period of fiscal year 2006.

	Three Months Ended August 31,
	2006	2005	% change
	($in thousands)
Net Sales	$51,040	$42,434	20%
Gross profit	34,536	26,695	29%
Gross profit percentage	68%	63%	8%
Research and development	1,226	1,255	-2%
Selling and marketing	5,559	5,215	7%
Distribution	2,288	1,851	24%
General and administrative	5,222	5,822	-10%
Restructuring expense	387	—	n/m
Amortization expense and other	87	70	24%
Total operating expenses	14,769	14,213	4%
Other income	340	106	221%
Income before income tax	20,107	12,588	60%
Provision for income tax	7,374	4,582	61%
Net income	$12,733	$8,006	59%

Revenues

Revenue for this fiscal quarter totaled $51.0 million, up 20% from $42.4 million in the corresponding period in the prior fiscal year. The $8.6 million increase was primarily the result of price increases in the U.S. (approximately $4.4 million), volume increase in the U.S. (approximately $2.4 million), increase in sales outside the U.S. (approximately $1.2 million) and the effect of changes in the Euro and Canadian Dollar exchange rates (approximately $0.6 million).

Traditional reagent revenues grew to $37.5 million compared to $31.3 million in the prior year quarter, a 20% increase.  The growth in traditional reagent revenue (i.e. products not utilizing the Company’s patented Capture® technology) occurred mainly as a result of price increases. Traditional reagent sales have historically been our primary source of revenue and still constitute a very significant portion of our business. We expect the significance of this line of products to eventually decline as we place more instruments in the market and increase sales of our Capture® products.

Capture® product sales increased by 16% to $9.2 million in the three-month period ended August 31, 2006 compared to $7.9 million in the three-month period ended August 31, 2005.  Sales of Capture® products are largely dependent on the number of instruments requiring the use of Capture® reagents placed with customers and in operation. As we succeed in placing more instruments in the market, we expect revenue from Capture® products to continue to increase. Approximately 75% of the growth in Capture product revenue was attributable to volume increase.

Sales of instruments were $3.3 million in the first quarter of fiscal 2007 compared to $2.1 million in the first quarter of fiscal 2006, an increase of 57%.  Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the quarter ended August 31, 2006, approximately $1.7 million of instrument sales were deferred in this manner while the entire cost of these instruments of $1.3 million was expensed, and $0.9 million of previously deferred revenue was recognized. As of August 31, 2006, deferred revenues, including service deferred revenues, totaled $17.1 million. In addition to the new revenue we expect to generate from the continued placement of more Galileo instruments in the market, we also expect to begin generating revenues in fiscal 2008 from the sale of our new Galileo ECHO™ instruments.

Human collagen sales remain a very small part of our business. Human collagen sales were $1.1 million for the quarters ended August 31, 2006 and 2005.

Gross Margin

Overall gross margin improved during the quarter ended August 31, 2006 to a record 68%, up from 63% in the prior year quarter. Gross margin on traditional reagents for the quarter ended August 31, 2006 increased to 74% in the current quarter from 69% in the prior year quarter as a result of the price increases discussed above as well as from manufacturing efficiencies. The gross margin on Capture® products was 80% for the current quarter, a slight improvement (0.1%) compared to the prior year quarter.  The gross margin on instruments was a negative 31% for the current quarter, compared to a negative 75% for the same quarter last year.  Instrument gross margin is negatively impacted by deferral of revenue from instrument sales while the entire cost of sales on those instrument sales was expensed in the quarter in which the instruments are sold. The gross margin on human collagen sales was 38% during the current quarter compared to 28% in the prior year quarter.

Operating Expenses

Research and development expenses were $1.2 million in the first quarter, down 2% compared to the prior year quarter.

Selling and marketing expenses increased by approximately $0.3 million for the three-month period ended August 31, 2006 compared to the three-month period ended August 31, 2005.  Our new Japanese subsidiary was primarily responsible for this increase.

Distribution expenses increased by approximately $0.4 million for the three-month period ended August 31, 2006 compared to the corresponding period ended August 31, 2005. Our U.S. shipment costs were higher by approximately $0.2 million, and our new Japanese subsidiary was responsible for approximately $0.1 million of the increase.

General and administrative expenses decreased by $0.6 million for the first quarter of 2007 as compared to the prior year quarter, mainly due to reduction in professional fees of $1.2 million. This saving was partially offset by an increase in staff costs amounting to $0.5 million, of which $0.3 million was related to stock-based compensation that was expensed upon adoption of SFAS 123R.

During the quarter ended August 31, 2006, we recorded a charge of approximately $0.4 million in connection with the planned closure of our Houston facility. The total cost of closing this plant is estimated at $4.6 million, including approximately $2.3 million for impairment of long-lived assets which we recorded in fiscal year 2006. As of August 31, 2006, we have recorded a total cost of $3.1 million and expect to incur approximately $1.5 million of additional costs until we close the facility in December 2007. Total future cash outlays for the restructuring plan are expected to be approximately $2.0 million.  No restructuring charges were recorded in the first quarter of fiscal year 2006.

Net Income and Earnings per Share

Higher sales, improved margins and only a marginal increase in expenses resulted in net income for the fiscal 2007 first quarter of $12.7 million, up 59% from $8.0 million for the same quarter last year. For the fiscal 2007 first quarter, diluted earnings per share was $0.18, up from $0.11 for the same period last year.

Liquidity and Capital Resources

	For the Three Months Ended
	August 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$21,070	$19,355
Net cash used in investing activities	(788)	(8,307)
Net cash used in financing activities	(4,399)	(1,352)
Effect of exchange rate changes on cash and cash equivalents	(225)	—
Increase in cash and cash equivalents	$15,658	$9,696

We have adequate working capital and sources of capital to carry on our current business and to meet our long- and short-term capital requirements.  At August 31, 2006, we had working capital of $101.6 million, compared to $92.9 million of working capital at May 31, 2006.  Our cash and cash equivalents were $69.8 million at August 31, 2006, as compared to $54.1 million at May 31, 2006.

Operating activities - Net cash generated by operating activities was $21.1 million for the three months ended August 31, 2006, an increase of $1.7 million over the $19.4 million generated in the three month period ended August 31, 2005.  This increase was primarily driven by a $4.7 million, or 59%, increase in net income, offset by a decrease of $3.0 million in cash generated from the reduction in the working capital in the fiscal 2007 quarter compared to the fiscal 2006 quarter. An increase in deferred revenue, an important component of our working capital, contributed $1.1 million of cash in the first three months of fiscal 2007 compared to a contribution of $3.9 million in the first three months of fiscal 2006. A significant portion of our instrument sales revenue is deferred and cash generated from operating activities is affected by the level of instrument sales activity for which revenue is deferred. An increase in instrument sales with deferred revenue tends to have a positive effect on the cash position (and a reduction in the working capital) even though revenue is not recorded in the same accounting period, and a decrease in such sales would have the opposite effect on the cash position. As of August 31, 2006, we had approximately $17.1 million of deferred revenue compared to $16.1 million at August 31, 2005.

Investing activities - For the three months ended August 31, 2006, $0.8 million of cash was used in investing activities primarily for the purchase of property and equipment ($1.8 million), which was offset by proceeds from the maturity of short term investments ($1.0 million).  Planned capital expenditures for fiscal 2007 total approximately $13.5 million.

In first quarter of fiscal 2006, we spent $2.6 million on the purchase of property and equipment and invested $1.0 million in short-term investments.  In the same period, we also acquired Immucor-Kainos, Inc. and paid ¥459 million (approximately $4.2 million) in cash on signing of the purchase agreements. We incurred other costs amounting to $0.5 million relating to this acquisition. Under the terms of the purchase agreements, we are also required to pay an additional ¥300 million (approximately $2.5 million) over three years with payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. As of August 31, 2006, we have paid ¥166 million of this liability.  In addition, a final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

Financing activities - Net cash used in financing activities totaled approximately $4.4 million and $1.4 million for the three months ended August 31, 2006 and 2005, respectively. During the first quarter of fiscal 2007, we utilized $4.9 million to repurchase shares of our common stock and we received $0.2 million from the proceeds of stock option exercises; the excess tax benefit from exercise of options by employees amounted to $0.4 million. During the first fiscal quarter of fiscal 2006, we repaid long-term debt and capital leases amounting to $1.4 million.

Stock repurchase program

As of May 31, 2006, 7,950,975 shares had been purchased under the program, leaving 1,424,025 available for purchase.  During the quarter ended August 31, 2006, we repurchased 281,969 shares at an average per share price of $17.23, bringing the aggregate number of shares repurchased to date to 8,232,944 under the program. During the three months ended August 31, 2006, the total amount spent for the shares bought under this program amounted to $4.9 million.  No shares were repurchased during the quarter ended August 31, 2005.  An aggregate of 1,142,056 shares were available for repurchase under the program as of August 31, 2006.

Contingent liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 8 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months.  There are no restrictions on our subsidiaries in the matter of sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the MD&A contained in our 2006 Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.  Senior management has discussed the development and selection of critical accounting estimates and the related disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

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

Beginning in the second quarter of fiscal year 2004, we began recognizing revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  Our medical instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in some cases, price guarantees for consumables purchased during the contract period and/or providing a software interface.  We have determined the fair value of certain of these elements, such as training and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the related contractual specifications. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself.  The fair value of a training session is recognized as revenue when services are provided.  If multiple sessions are contractually provided for, and not all training has been completed at the time the instrument is recognized, additional training revenue is recognized upon delivery.  The fair value of first year service is deferred and recognized over the first year of the contract. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at that time.  The allocation of the total consideration received, which is based on the estimated fair value of the units of accounting, requires judgment by management.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at August 31, 2006, totaling $37.6 million, and at May 31, 2006, totaling $37.2 million, are net of allowances for doubtful accounts of $1.7 million and $2.0 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently.  In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality.  No material changes have been made to the inventory policy during the first quarter of fiscal 2007.

Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives are continuing to be amortized over their useful lives.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year ended May 31, 2006 resulted in no impairment losses.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We also evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly.  No material changes have been made to the income tax policy during the first quarter of fiscal 2007.

Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense at the grant date fair value. We adopted SFAS 123R effective June 1, 2006, using the modified prospective transition method, which requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and for compensation costs for all share-based payments granted or modified subsequent to the adoption to be recorded, based on fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, we have not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R.

Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the three months ended August 31, 2006 was $0.7 million. As a result of adopting SFAS No. 123R on June 1, 2006, our pre-tax income for the three months ended August 31, 2006 was $0.7 million lower, and our net income after tax was $0.5 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended August 31, 2006 were lower by $0.01 due to the adoption of SFAS No. 123R.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and our prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of our stock, risk free rates of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on the simplified transition method permitted by SAB 107. The expected volatility is derived from the historical volatility of our stock price on the NASDAQ market. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Estimated option forfeiture rates are based on our historical forfeiture rates. Before the adoption of SFAS 123R, we used actual forfeiture rates to calculate compensation expense as allowed by SFAS 123 for the disclosure footnote required under SFAS 148. We estimate that the impact of this change, from the actual forfeiture rates to the estimated forfeiture rates as required under SFAS 123R, is not likely to have a material impact on our financial statements as it is expected that we will continue to experience low staff turnover.  We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the near future, and hence dividends are not considered in determining the fair value of stock options.

As of August 31, 2006, there was $7.0 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2005 Long Term Incentive Plan.  This cost is expected to be recognized over a weighted-average period of 4.9 years.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended August 31, 2006, we implemented the new computer system and related internal controls as planned at Immucor-Kainos, Inc., our subsidiary which was acquired in July 2005.

Other than indicated above, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, our Italian subsidiary and Dr. Gioacchino DeChirico, the former President of the subsidiary, are the subjects of criminal proceedings in Milan, Italy centered on payments by several companies, including Immucor, to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. DeChirico has been charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary has also been charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. The SEC has issued a formal investigative order in these matters but has not expressed to us any conclusions about the ultimate outcome of its investigation. A preliminary hearing in Italy has been set for October 10, 2006, and we are in discussions with the Italian prosecutor about settling the Italian proceeding before the hearing.  We expect to reach such a settlement on terms that will not have a material adverse effect on our consolidated financial position.  However, Dr. DeChirico has indicated he intends to contest any charges against him, and such proceedings and related appeals could continue for an extended period of time.  Both the Company and Dr. DeChirico intend to seek to settle the SEC investigation in the near term.  Except in connection with our above-noted discussions with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing our motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that our stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. On March 7, 2006, we timely moved to dismiss the consolidated complaint. On October 4, 2006, the Court denied our motion to dismiss. Discovery has not yet begun. The Court made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We believe the claims are without merit, and intend to vigorously defend the Company. While we do not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

A description of the Company's other material pending legal proceedings is included in Note 8 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, as filed with the SEC on August 1, 2006, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. We do not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position.

ITEM 1A.   Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2006, as filed with the SEC on August 1, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase program during the quarter ended August 31, 2006 as indicated in the table below:

			Shares Purchased to	Maximum # of Shares
		Average Price	Date as Part of Publicly	Available to Purchase
Period	Shares Purchased	Per Share	Announced Plan	Under the Plan

June 1-30, 2006	281,969	$17.23	8,232,944	1,142,056
July 1-31, 2006	—	$—	8,232,944	1,142,056
August 1-31, 2006	—	$—	8,232,944	1,142,056

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares.  On June 1, 2004, the Board of Directors authorized the Company to repurchase up to an additional 675,000 shares of its common stock.  On August 2, 2004, the Board of Directors authorized the Company to repurchase up to an additional 1,125,000 shares of its common stock.  On December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 1,500,000 shares, bringing the total number of shares authorized for repurchase to 9,375,000.  As of August 31, 2006, an aggregate of 1,142,056 shares were available for repurchase under the program.  The Company’s stock repurchase program does not have an expiration date.

ITEM 6.  Exhibits.

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

3.3	Amendment to Amended and Restated Articles of Incorporation dated December 22, 2005 (incorporated by reference to Exhibit 3.3 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 6, 2006).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

IMMUCOR, INC.
(Registrant)

Date: October 5, 2006	By:	/s/ Dr. Gioacchino DeChirico
Dr. Gioacchino DeChirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: October 5, 2006	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 16, 2001).

3.2

Amendment to Amended and Restated Articles of Incorporation dated November 11, 2004 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 14, 2005).

3.3	Amendment to Amended and Restated Articles of Incorporation dated December 22, 2005 (incorporated by reference to Exhibit 3.3 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 6, 2006).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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