Form 10-K/A
period 2004-05-31
IMMUCOR INC
filed 2006-12-06
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,827,047,758, based upon the closing price on the Nasdaq National Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of November 30, 2006, there were 68,816,405 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on September 24, 2004, are incorporated by reference in Part III, Items 10-13.

EXPLANATORY NOTE

Immucor, Inc. (the “Company”) is providing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended May 31, 2004, filed with the Securities and Exchange Commission on August 16, 2004 (the “Original 10-K”). This Amendment amends the Original 10-K solely for the purpose of correcting the inadvertent filing as Exhibit 10.21 to the Original 10-K of an incorrect version of the employment agreement between the Company and Dr. Gioacchino De Chirico. The principal differences between the correct version filed with this Amendment and the incorrect version filed with the Original 10-K are (1) the correct version requires the payment of five years’ compensation upon a termination after a change in control (as opposed to two years’ compensation under the incorrect version that had been previously filed); (2) the correct version provides that the term of the agreement automatically renews for five years on each anniversary of the agreement (as opposed to the incorrect version having a simple five-year term) and (3) the correct version allows Dr. De Chirico to terminate the agreement if the Company requires him to work more than 30 miles from its office in Norcross, Georgia (as opposed to the incorrect version which did not contain this provision).

As a result of this Amendment, the Company is also filing certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events occurring after the filing of the Company’s Original 10-K and does not modify or update the disclosure in that Original 10-K, other than (i) the filing of the correct version of the employment agreement between the Company and Dr. Gioacchino De Chirico; and (ii) the filing of certifications of our chief executive officer and chief financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:

	10.21/A*	Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico.
	31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
	31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
	32.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immucor, Inc.

Date: December 6, 2006	/s/ PATRICK D. WADDY
Patrick D. Waddy Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description
10.21/A*	Employment Agreement dated December 1, 2003, between the Company and Dr. Gioacchino De Chirico.
31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes a management contract or compensatory plan or arrangement.