Form 10-Q
period 2006-11-30
IMMUCOR INC
filed 2007-01-05
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2006

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

Large accelerated filer ☒         Accelerated filer ☐          Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 31, 2006: Common Stock, $0.10 Par Value – 68,827,913

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,523	$54,103
Short-term investments	674	1,640
Trade accounts receivable, net of allowance for doubtful accounts of $1,843 at
November 30, 2006 and $1,950 at May 31, 2006	41,269	37,199
Inventories	22,615	20,651
Deferred income tax assets, current portion	2,564	2,041
Prepaid expenses and other current assets	9,512	5,158
Total current assets	151,157	120,792

PROPERTY AND EQUIPMENT, Net	27,437	25,684
GOODWILL	34,427	34,691
OTHER INTANGIBLE ASSETS, Net	6,128	6,532
DEFERRED INCOME TAX ASSETS	4,527	3,115
OTHER ASSETS	802	873
Total assets	$224,478	$191,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,307	$7,271
Accrued expenses and other current liabilities	11,681	9,470
Income taxes payable	904	5,519
Deferred revenue, current portion	5,552	4,575
Current portion of long-term liabilities	810	1,074
Total current liabilities	25,254	27,909

ACQUISITION LIABILITY	3,610	3,980
DEFERRED REVENUE	11,824	11,500
DEFERRED INCOME TAX LIABILITIES	2,167	2,232
OTHER LONG-TERM LIABILITIES	2,189	2,195
Total liabilities	45,044	47,816

Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:

Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 68,816,405 and 67,926,206 shares at November 30, 2006 and May 31, 2006, respectively	6,882	6,793
Additional paid-in capital	23,318	14,752
Retained earnings	146,535	119,700
Accumulated other comprehensive income	2,699	2,626
Total shareholders’ equity	179,434	143,871
Total liabilities and shareholders’ equity	$224,478	$191,687

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

NET SALES	$54,426	$44,025	$105,466	$86,459
COST OF SALES	16,583	15,484	33,087	31,223
GROSS PROFIT	37,843	28,541	72,379	55,236

OPERATING EXPENSES
Research and development	1,808	1,208	3,034	2,463
Selling and marketing	6,755	5,195	12,314	10,410
Distribution	2,380	1,931	4,668	3,782
General and administrative	5,291	4,888	10,513	10,710
Restructuring expense	182	2,457	569	2,457
Amortization expense and other	86	96	173	167
Total operating expenses	16,502	15,775	31,271	29,989

INCOME FROM OPERATIONS	21,341	12,766	41,108	25,247

OTHER INCOME (EXPENSE)
Interest income	645	233	1,163	416
Interest expense	(111)	(183)	(229)	(342)
Other income (loss)	154	(153)	94	(70)
Total other income (expense), net	688	(103)	1,028	4

INCOME BEFORE INCOME TAXES	22,029	12,663	42,136	25,251
PROVISION FOR INCOME TAXES	7,927	4,608	15,301	9,191
NET INCOME	$14,102	$8,055	$26,835	$16,060

Earnings per share:
Per common share - basic	$0.21	$0.12	$0.39	$0.24
Per common share - assuming dilution	$0.20	$0.11	$0.38	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, MAY 31, 2006	67,926	$6,793	$14,752	$119,700	$2,626	$143,871
Exercise of stock options	1,172	117	2,283	—	—	2,400
Expense recognized on options awarded	—	—	1,652	—	—	1,652
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock options	—	—	9,475	—	—	9,475
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	73	73
Net income	—	—	—	26,835	—	26,835
Total comprehensive income						26,908

BALANCE, NOVEMBER 30, 2006	68,816	$6,882	$23,318	$146,535	$2,699	$179,434

Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$26,835	$16,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,211	3,491
Accretion of acquisition liabilities	90	77
Loss on retirement of fixed assets	100	132
Impairment of long lived assets	—	2,457
Unrealized foreign exchange gain	—	(241)
Provision for doubtful accounts	(53)	145
Compensation expense recognized for stock options	1,652	80
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(3,635)	(3,169)
Income taxes	(1,263)	(102)
Excess tax benefit from stock-based compensation	(9,475)	—
Deferred income taxes	(1,913)	(186)
Inventories	(1,883)	1,514
Other current assets	1,712	614
Other long-term assets	46	578
Accounts payable	(1,013)	2,693
Deferred revenue	1,361	3,732
Accrued expenses and other current liabilities	1,878	32
Other long-term liabilities	123	884
Cash provided by operating activities	17,773	28,791

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,729)	(4,402)
Payment for net assets of acquired company	—	(4,732)
Proceeds from (purchase of) short-term investments, net	988	(996)
Cash used in investing activities	(3,741)	(10,130)

FINANCING ACTIVITIES:
Repayments of long-term debt, liabilities and capital leases	(478)	(7,478)
Repurchase of common stock	(4,872)	(14,857)
Proceeds from exercise of stock options	2,389	130
Excess tax benefit from stock-based compensation	9,475	—
Cash provided by (used in) financing activities	6,514	(22,205)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(126)	(140)
INCREASE IN (DECREASE IN) CASH AND CASH EQUIVALENTS	20,420	(3,684)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,103	37,107
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,523	$33,423

SUPPLEMENTAL INFORMATION:
Tax paid	$17,793	$9,851
Interest paid	120	196
Non-cash investing and financing activities:
Acquisition obligation	—	5,123

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

The accompanying condensed consolidated financial statements present results of operations for the three months and six months ended November 30, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2007, or any other period.

Shares and per share amounts for the three-month and six-month periods ended November 30, 2005 have been adjusted to reflect the impact of a three-for-two stock split in May 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	November 30, 2006	May 31, 2006
	(in thousands)
Raw materials and supplies	$3,993	$4,341
Work in process	3,266	3,495
Finished goods	15,356	12,815
	$22,615	$20,651

3.              PREPAID EXPENSES AND OTHER CURRENT ASSETS

	November 30, 2006	May 31, 2006
	(in thousands)
Income taxes receivable	$6,049	$54
Factored receivables	1,932	1,992
Other current assets	1,531	3,112
Prepaid expenses and other current assets, net	$9,512	$5,158

Income taxes receivable as of November 30, 2006 includes approximately $6.0 million which represents a portion of an approximate $9.1 million tax benefit that arose on the exercise of stock options in the second quarter of fiscal year 2007. The Company will utilize this amount of $6.0 million in February 2007 when it makes its estimated tax payment for the third quarter.

4.              STOCK-BASED COMPENSATION

Background

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payments to employees as compensation expense at the grant date fair value. The Company adopted SFAS 123R in the fiscal year beginning June 1, 2006, using the modified prospective transition method, which requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for compensation costs for all share-based payments granted or modified subsequent to the adoption to be recorded, based on fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R.

Impact of adoption of SFAS 123R

On adoption of SFAS 123R as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes). This compensation expense is expected to be recognized through May 2010 on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

Total share-based compensation expense included in the Condensed Consolidated Statements of Income for the three-month and six-month periods ended November 30, 2006 was $0.9 million ($0.7 million, net of taxes) and $1.7 million ($1.2 million, net of taxes), respectively. As a result of adopting SFAS 123R on June 1, 2006, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation by the following amounts:

	Three Months	Six Months
	Ended	Ended
	November 30, 2006	November 30, 2006
	(in thousands)
Income before income taxes	$944	$1,652
Income after income taxes	661	1,171
Basic and diluted net earnings per common share	$0.01	$0.02

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $9.5 million of excess tax benefits for the six months ended November 30, 2006 have been classified as a financing cash inflow.  Prior to the adoption of SFAS 123R, such tax benefits were netted against income taxes payable and were disclosed in the working capital section of operating activities.

The following table shows total stock-based compensation expense for the three-month and six-month periods ended November 30, 2006, included in the Condensed Consolidated Statements of Income:

	Three Months	Six Months
	Ended	Ended
	November 30, 2006	November 30, 2006
	(in thousands)
Cost of sales	$119	$237
Research and development	73	144
Selling and marketing	164	303
Distribution	30	61
General and administrative	558	907
Total stock-based compensation	$944	$1,652

Had the Company adopted the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS Statement No. 148 for the three-month and six-month periods ended November 30, 2005, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	November 30,	November 30,
	2005	2005
Net income as reported	$8,055	$16,060
Stock based employee compensation included in reported net
income, net of taxes	29	64
Stock based employee compensation expense determined under
fair value based methods for all awards, net of taxes	(400)	(815)
Pro forma net income	$7,684	$15,309

Earnings per share as reported:
Per common share - Basic	$0.12	$0.24
Per common share - Diluted	$0.11	$0.22

Pro forma earnings per share:
Per common share - Basic	$0.11	$0.22
Per common share - Diluted	$0.11	$0.21

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and the Company’s prior pro forma disclosures of net earnings, including the fair value of stock-based compensation.

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company’s stock, risk-free rates of return, option forfeiture rates, and dividend yields, if any. The fair value of each option grant in the first and second quarter of fiscal year 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Risk-free interest rate (1)	4.61%	4.42%	4.96%	4.18%
Expected volatility (2)	46.82%	68.13%	47.81%	68.20%
Expected life (years) (3)	4.25	8.00	4.25	8.00
Expected forfeiture rate (4)	0.81%	n/a	0.81%	n/a
Expected dividend yield (5)	—	—	—	—

1.                                       Based on the U.S. Treasury yield curve in effect at the time of grant.

2.                                       Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

3.                                       Represents the period of time options are expected to remain outstanding. The weighted average expected option term was determined using the “simplified method” as allowed by SAB 107. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Beginning June 1, 2006, the contractual life of awards granted was reduced from 10 years to 6 years which, besides the impact of adoption of the simplified method, accounted for the reduction in expected life in fiscal year 2007.

4.                                       In fiscal year 2007, the expected forfeiture rate is based upon historical experience. Before the adoption of SFAS 123R, the Company used actual forfeiture rates to calculate compensation expense as allowed by SFAS 123 for the disclosure footnote required under SFAS 148. Management estimates that the impact of this change, from the actual forfeiture rates to the estimated forfeiture rates as required under SFAS 123R, is not likely to be material as it is expected that the Company will continue to experience low staff turnover.

5.                                       The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Plan summary

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management is able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000.  Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a 6-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

Stock option activity

During the three-month period ended November 30, 2006, options to acquire 2,596 shares of common stock were granted under the 2005 Plan. During the three-month period ended August 31, 2006, options to acquire 166,280 shares of common stock were granted and 127,105 shares of common stock were issued as restricted shares under the 2005 Plan.  These options have a six year term with vesting of 25% at the end of each of the first four years; the restricted shares vest 20% at each anniversary of the issuance date. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the six months ended November 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(1)
				(in thousands)
Outstanding May 31, 2006	4,892,957	$4.14
Granted	166,280	$17.56
Exercised	(69,459)	$3.22
Forfeited	(8,045)	$7.62
Expired	(34,369)	$11.37
Outstanding at August 31, 2006	4,947,364	$4.55	5.2	$80,294

Granted	2,596	$22.50
Exercised	(1,102,709)	$1.97
Forfeited	(228)	$22.94
Expired	(15,910)	$6.87
Outstanding at November 30, 2006	3,831,113	$5.29	5.4	$82,773

Exercisable at November 30, 2006	2,821,022	$3.58	4.8	$65,796

Shares available for future grants at November 30, 2006	1,550,863

(1)          The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective quarter of fiscal year 2007 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(2)          The weighted-average grant-date fair value of share options granted during the first six months of fiscal years 2007 and 2006 was $7.83 and $13.31, respectively.  The total intrinsic value of share options exercised during the first six months of fiscal years 2007 and 2006 was $27.8 million and $3.6 million, respectively.

Restricted stock activity

The following is a summary of the changes in unvested restricted stock for the six months ended November 30, 2006:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at May 31, 2006	—	$—
Granted	127,105	17.51
Exercised	—	—
Forfeited	(1,135)	17.51
Expired	—	—
Nonvested stock outstanding at August 31, 2006	125,970	$17.51

Granted	—	—
Exercised	—	—
Forfeited	(865)	17.51
Expired	—	—
Nonvested stock outstanding at November 30, 2006	125,105	$17.51

Shares available for future grants at November 30, 2006	1,674,895

As of November 30, 2006, there was $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This compensation cost is expected to be recognized through June 6, 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately two years from November 30, 2006.

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Numerator for basic and diluted earnings per share:
Net Income	$14,102	$8,055	$26,835	$16,060

Denominator:
For basic earnings per share - weighted average shares basis	68,245	68,282	67,971	68,297
Effect of dilutive stock options	2,301	3,192	2,388	3,271
Denominator for diluted earnings per share -adjusted weighted average shares basis	70,546	71,474	70,359	71,568

Earnings per common share – basic	$0.21	$0.12	$0.39	$0.24
Earnings per common share – diluted	$0.20	$0.11	$0.38	$0.22

6.              SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Other” segment includes the operations of Belgium, Portugal and Spain. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across the segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Segment information for the three-month and six-month periods ended November 30, 2006 and 2005 is summarized below (in thousands).

	For the Three Months Ended November 30, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$35,153	$2,638	$3,595	$2,659	$2,043	$2,307	$—	$48,395
Affiliates	2,896	734	—	57	—	91	(3,778)	—
Total	38,049	3,372	3,595	2,716	2,043	2,398	(3,778)	48,395
Net instrument revenues:
Unaffiliated customers	2,608	1,132	304	149	3	686	—	4,882
Affiliates	248	1,054	—	—	—	—	(1,302)	—
Total	2,856	2,186	304	149	3	686	(1,302)	4,882
Net collagen revenues:
Unaffiliated customers	1,149	—	—	—	—	—	—	1,149
Affiliates	—	—	—	—	—	—	—	-
Total	1,149	—	—	—	—	—	—	1,149

Net Sales	42,054	5,558	3,899	2,865	2,046	3,084	(5,080)	54,426

Income (loss) from operations	18,778	(53)	896	1,405	163	231	(79)	21,341

Depreciation	783	160	341	48	39	198	—	1,569
Amortization	71	—	—	—	16	2	—	89
Restructuring expenses	182	—	—	—	—	—	—	182
Income tax (benefit) expense	6,997	(95)	498	536	—	20	(29)	7,927
Capital expenditures	2,346	228	145	20	8	202	—	2,949

	For the Three Months Ended November 30, 2005
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$28,118	$2,620	$2,934	$2,215	$1,945	$2,129	$—	$39,961
Affiliates	2,739	464	—	40	—	49	(3,292)	—
Total	30,857	3,084	2,934	2,255	1,945	2,178	(3,292)	39,961
Net instrument revenues:
Unaffiliated customers	1,642	368	357	234	2	358	—	2,961
Affiliates	48	530	1	—	—	—	(579)	-
Total	1,690	898	358	234	2	358	(579)	2,961
Net collagen revenues:
Unaffiliated customers	1,103	—	—	—	—	—	—	1,103
Affiliates	—	—	—	—	—	—	—	-
Total	1,103	—	—	—	—	—	—	1,103

Net Sales	33,650	3,982	3,292	2,489	1,947	2,536	(3,871)	44,025

Income (loss) from operations	11,563	(14)	294	1,096	(121)	230	(282)	12,766

Depreciation	778	197	377	58	25	88	—	1,523
Amortization	140	—	—	—	28	2	—	170
Restructuring expenses	2,457	—	—	—	—	—	—	2,457
Income tax (benefit) expense	4,103	3	213	414	(42)	21	(104)	4,608
Capital expenditures	1,333	216	173	64	—	—	—	1,786

	For the Six Months Ended November 30, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$68,901	$5,363	$6,864	$5,306	$4,073	$4,582	$—	$95,089
Affiliates	5,697	1,187	—	115	—	133	(7,132)	—
Total	74,598	6,550	6,864	5,421	4,073	4,715	(7,132)	95,089
Net instrument revenues:
Unaffiliated customers	4,827	1,563	585	254	5	918	—	8,152
Affiliates	438	1,876	—	—	—	—	(2,314)	—
Total	5,265	3,439	585	254	5	918	(2,314)	8,152
Net collagen revenues:
Unaffiliated customers	2,225	—	—	—	—	—	—	2,225
Affiliates	—	—	—	—	—	—	—	—
Total	2,225	—	—	—	—	—	—	2,225

Net Sales	82,088	9,989	7,449	5,675	4,078	5,633	(9,446)	105,466

Income (loss) from operations	36,929	(338)	1,533	2,611	52	638	(317)	41,108

Depreciation	1,483	327	667	95	78	384	—	3,034
Amortization	141	—	—	—	32	4	—	177
Restructuring expenses	569	—	—	—	—	—	—	569
Income tax (benefit) expense	13,610	(95)	838	1,030	—	35	(117)	15,301
Capital expenditures	3,633	274	404	35	20	363	—	4,729
Property & equipment - net	18,207	2,447	2,904	1,239	529	2,111	—	27,437
Total assets at period end	196,081	12,911	20,715	15,479	13,020	10,402	(44,130)	224,478

	For the Six Months Ended November 30, 2005
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$55,902	$5,322	$5,892	$4,498	$3,387	$4,203	$—	$79,204
Affiliates	4,936	949	—	126	—	93	(6,104)	—
Total	60,838	6,271	5,892	4,624	3,387	4,296	(6,104)	79,204
Net instrument revenues:
Unaffiliated customers	2,954	842	599	176	3	512	-	5,086
Affiliates	74	1,253	1	—	—	—	(1,328)	—
Total	3,028	2,095	600	176	3	512	(1,328)	5,086
Net collagen revenues:
Unaffiliated customers	2,169	—	—	—	—	—	—	2,169
Affiliates	—	—	—	—	—	—	—	—
Total	2,169	—	—	—	—	—	—	2,169

Net Sales	66,035	8,366	6,492	4,800	3,390	4,808	(7,432)	86,459

Income (loss) from operations	22,616	115	443	2,027	(34)	401	(321)	25,247

Depreciation	1,533	405	856	120	28	296	—	3,238
Amortization	223	—	—	—	28	2	—	253
Restructuring expenses	2,457	—	—	—	—	—	—	2,457
Income tax (benefit) expense	8,086	51	341	777	—	54	(118)	9,191
Capital expenditures	3,489	435	327	149	2	—	—	4,402
Property & equipment, net	12,451	2,404	3,525	1,290	434	1,952	—	22,056
Total assets at period end	142,144	11,387	17,314	12,094	13,776	8,867	(43,632)	161,950

(1)    Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.  No pro forma information regarding revenue and income for Immucor-Kainos, Inc. is provided as the effect of the acquisition on the consolidated financial statements is not material.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.4 million and $1.1 million for the three months ended November 30, 2006 and 2005, respectively, and approximately $2.6 million and $2.5 million for the six months ended November 30, 2006 and 2005, respectively.  The Company’s German operations made net export sales to unaffiliated customers of approximately $1.3 million and $0.9 million for the three months ended November 30, 2006 and 2005, respectively and approximately $2.2 million and $1.8 million for the six months ended November 30, 2006 and 2005, respectively.  The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.4 million and $0.2 million for the three months ended November 30, 2006 and 2005, respectively and approximately $0.9 million and $1.1 million for the six months ended November 30, 2006 and 2005, respectively.

7.                COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Net income	$14,102	$8,055	$26,835	$16,060
Net foreign currency translation adjustments	811	(1,591)	73	(1,186)
Hedge loss reclassified into earnings	—	5	—	10
Comprehensive income	$14,913	$6,469	$26,908	$14,884

No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

8.              STOCK REPURCHASE PROGRAM

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

During the quarter ended November 30, 2006, the company did not repurchase any shares under the 1998 repurchase program.  As of November 30, 2006, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for purchase.

During the six-month period ended November 30, 2006, 281,969 shares amounting to $4.9 million were bought under this program. During the quarter ended November 30, 2005, 963,900 shares were repurchased for approximately $14.9 million. No shares were repurchased during the quarters ended November 30, 2006 and August 31, 2005. The repurchased shares were returned to the status of authorized, but unissued shares.

9.              COMMITMENTS AND CONTINGENCIES

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, are the subjects of criminal proceedings in Milan, Italy centered on payments by several companies, including Immucor, to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. De Chirico has been charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary has also been charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. The SEC has issued a formal investigative order in these matters but has not expressed to the Company any conclusions about the ultimate outcome of its investigation. A preliminary hearing is ongoing in Italy and is expected to conclude on or about January 18, 2007.  The Company has negotiated a settlement with the Italian prosecutor on terms that will not have a material adverse effect on the Company’s consolidated financial position, and expects the Italian judge to rule on the settlement on or about January 18, 2007.  However, Dr. De Chirico has indicated he intends to contest any charges against him, and such proceedings and related appeals could continue for an extended period of time.  Both the Company and Dr. De Chirico intend to seek to settle the SEC investigation in the near term.  Except in connection with the proposed settlement with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing the Company’s motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding the Company’s business. On March 7, 2006, the Company timely moved to dismiss the consolidated complaint. On October 4, 2006, the Court denied the Company’s motion to dismiss. The Company has answered the consolidated complaint denying liability and the case is proceeding through the discovery phase under an order contemplating completion of all discovery by July 15, 2007. The Court has made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. Management believes the claims are without merit, and intends to vigorously defend the Company. While management does not currently expect these lawsuits to materially affect the Company’s financial condition or results of operations, there can be no assurance of any particular outcome.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on the Company’s consolidated financial position.

10.       RECENT ACCOUNTING PRONOUNCEMENTS

Income taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

Quantifying financial statement misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the Company’s results from operations or financial position.

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.

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

As further discussed below under “Results of Operations,” the improvement in revenues and gross margins during the quarter ended November 30, 2006, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases;

•                  Increased Capture® reagent revenues with placement of additional instruments which require the use of Capture® reagents; and

•                  Increased manufacturing efficiencies due in part to the continued elimination of a number of redundant products previously manufactured at our three manufacturing facilities.

Business outlook

For the second half of fiscal 2007 and in the next two years, besides continuing to focus on improving gross margins on our products through achieving continued benefits from successful strategies already implemented, our focus will be on customer satisfaction, improving our products by using new technologies and increasing market share. These factors will be major business drivers for achieving our planned growth. To that end, we have made changes to our organizational structure, streamlined certain operations to maximize efficiencies and commenced research and development work on a second generation Galileo automated assay instrument.  As we monitor our progress and strengthen our focus to achieve these goals, our organization will evolve and we may make more changes to our organization and the way we do business.

As previously reported, we expect to further improve our competitive position through the launch of Galileo ECHO™, our third generation automated assay instrument, which is currently expected to be released in the U.S. and European markets in the fourth quarter of fiscal 2007. The actual launch date is dependent on FDA clearance of the instrument in the United States, which is based on a number of variables, some of which are outside our control.  A launch of the Galileo ECHO™ in the fourth quarter of fiscal 2007 assumes our submission to the FDA is made by the third quarter of fiscal 2007 and assumes clearance is granted within 90 days after that submission.  A delay in the submission or in FDA review and clearance would delay the launch. The Galileo ECHO™ has substantially all of the features of our larger Galileo product, apart from lower throughput, and is significantly smaller and faster than the ABS2000, the instrument it is intended to replace. We believe the Galileo ECHO™ will appeal to the small- to medium-sized hospital market, the largest segment of our customers (which number approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed.  Based on the positive customer reaction to our planned launch of the Galileo ECHO™, we believe we can achieve market share gain and revenue growth through continued Galileo placements and the launch of the Galileo ECHO™.  As of November 30, 2006, we had received purchase orders for a total of 427 Galileo instruments worldwide (an increase of 41 instruments in the current quarter), including 266 in Europe, 159 in North America and 2 in Japan, and 355 of these instruments were generating reagent revenues, an increase of 38 in the current quarter.

Additionally, as a result of the planned closure of the Houston, Texas, manufacturing facility scheduled for December 2007 and the subsequent consolidation of production in Norcross, Georgia, and Halifax, Nova Scotia, the Company anticipates a significant reduction in costs, with the benefits expected to be partially realized in the 2008 fiscal year and fully realized in fiscal 2009 and subsequent years.

Results of Operations

We generated revenues of $54.4 million and $105.5 million for the three-month and six-month periods ended November 30, 2006, compared to $44.0 million and $86.5 million for the three-month and six-month periods ended November 30, 2005.  These revenue results represented increases of $10.4 million, or 24%, and $19.0 million, or 22%, respectively, over the corresponding fiscal periods in the prior year.

Our gross margin increased to 70% for the quarter ended November 30, 2006, from 65% achieved in the prior year quarter. For the six-month period ended November 30, 2006, the gross profit margin increased to 69%, from 64% achieved in the prior year period.

Net income for the three-month and six-month periods ended November 30, 2006, totaled $14.1 million and $26.8 million, respectively compared to $8.1 million and $16.1 million, respectively for the three-month and six-month periods ended November 30, 2005; the results represented respective increases of $6.0 million, or 75%, and $10.7 million, or 67%, in net income over the corresponding fiscal periods in the prior year.

Diluted earnings per share were $0.20 for the three-month period ended November 30, 2006 compared with diluted earnings per share of $0.11 for the three-month period ended November 30, 2005, an increase of 82%.  Diluted earnings per share were $0.38 for the six-month period ended November 30, 2006 compared with diluted earnings per share of $0.22 for the six-month period ended November 30, 2005, an increase of 73%.

For the three-month and six-month periods ended November 30, 2006, the effect on net sales of the change in the exchange rates was an approximate increase of $0.7 million and $1.2 million, respectively.

The adoption of SFAS 123R on June 1, 2006, resulted in a reduction of net income of approximately $0.7 million and $1.2 million for the three-month and six-month periods ended November 30, 2006.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 72% and 90%, respectively, of our revenue and operating income in the six months ended November 30, 2006, compared to 71% and 90%, respectively, in the corresponding periods of fiscal year 2006.

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	% change	2006	2005	% change
	($ in thousands)			($ in thousands)
Net Sales	$54,426	$44,025	24%	$105,466	$86,459	22%
Gross profit	37,843	28,541	33%	72,379	55,236	31%
Gross profit percentage	70%	65%	7%	69%	64%	7%
Research and development	1,808	1,208	50%	3,034	2,463	23%
Selling and marketing	6,755	5,195	30%	12,314	10,410	18%
Distribution	2,380	1,931	23%	4,668	3,782	23%
General and administrative	5,291	4,888	8%	10,513	10,710	-2%
Restructuring expense	182	2,457	-93%	569	2,457	-77%
Amortization expense and other	86	96	-10%	173	167	4%
Total operating expenses	16,502	15,775	5%	31,271	29,989	4%
Other income (loss)	688	(103)	n/m	1,028	4	n/m
Income before income tax	22,029	12,663	74%	42,136	25,251	67%
Provision for income tax	7,927	4,608	72%	15,301	9,191	66%
Net income	$14,102	$8,055	75%	$26,835	$16,060	67%

Revenues

Revenue for this fiscal quarter totaled $54.4 million, up 24% from $44.0 million in the corresponding period in the prior fiscal year. The $10.4 million increase was primarily the result of price increases in the U.S. (approximately $5.3 million), volume increase in the U.S. (approximately $1.7 million), increase in instrument revenue (including warranty and service income) in the U.S. (approximately $1.0 million), increase in sales outside the U.S. (approximately $1.7 million) and gain from fluctuations in exchange rates (approximately $0.7 million).  For the six-months ended November 30, 2006, revenue increased by approximately $19.0 million to $105.5 million, an increase of 22%.  The $19.0 million increase was primarily the result of price increases in the U.S. (approximately $9.7 million), volume increase in the U.S. (approximately $4.0 million), increase in sales outside the U.S. (approximately $4.1 million) and gain from fluctuations in exchange rates (approximately $1.2 million).

Traditional reagent revenues (i.e. revenues from products not using the Company’s patented Capture® technology) grew by $5.9 million to $37.4 million compared to $31.5 million in the prior year quarter, a 19% increase in the second quarter of fiscal 2007.  For the six-month period ended November 30, 2006, traditional reagent revenues increased by $11.7 million to $74.5 million, an increase of 19%. The growth in traditional reagent revenue occurred mainly as a result of price increases in the U.S. Traditional reagent sales have historically been our primary source of revenue and still constitute a very significant portion of our business. We expect the significance of this line of products to eventually decline as we place more instruments in the market and increase sales of our Capture® products.

Capture® product sales increased to $11.0 million in the three-month period ended November 30, 2006 compared to $8.4 million in the corresponding period of fiscal 2006.  For the six-month period ended November 30, 2006, Capture® product sales increased from $16.3 million to $20.5 million, an increase of 26%. The revenue growth was primarily attributable to volume increase. Sales of Capture® products are largely dependent on the number of instruments requiring the use of Capture® reagents placed with customers and in operation. As we succeed in placing more instruments in the market, we expect revenue from Capture® products to continue to increase.

Sales of instruments were $4.9 million in the second quarter of fiscal 2007 compared to $3.0 million in the prior year quarter. Most of our current instrument sales are accompanied by reagent contracts with price guarantee clauses. Therefore, we defer and recognize the revenue from these contracts over the related guarantee periods, normally five years. However, we record the cost of these instruments at the time the instruments are installed. In the second quarter of fiscal 2007, approximately $1.1 million of instrument sales were deferred in this manner while the entire cost of these instruments of $0.8 million was expensed, and $1.0 million of previously deferred revenue was recognized. For the six-month period ended November 30, 2006, approximately $3.0 million of instrument sales were deferred in this manner while the entire cost of these instruments of $2.2 million was expensed, and $1.8 million of previously deferred revenue was recognized. As of November 30, 2006, deferred revenues totaled $17.4 million, an increase of $0.3 million in the quarter compared to an increase of $1.0 million in the quarter ended August 31, 2006.

The instrument business continues to be uneven.  Instrument sales are typically uneven due to differences in the time it takes customers to put the instruments into operation. We ended the second quarter with 22 Galileo orders in Europe and 19 in North America for a total of 41 orders compared to 23 orders received in the prior year quarter. We expect to sell more instruments in each of the last two quarters than the number of instruments we sold in the second quarter and, consequently, we expect that our cost of sales on instruments will increase and that our instrument margins will decrease. In December 2006, we signed a supply agreement with Quest Diagnostics, Inc. and we expect to receive orders to ship up to 27 Galileo instruments under this agreement in fiscal year 2007. We expect to receive approximately 130 Galileo purchase orders in total in fiscal year 2007. In addition to the new revenue we expect to generate from the continued placement of more Galileo instruments in the market, we also expect to begin generating revenues in fiscal 2008 from the sale of our new Galileo ECHO™ instruments.

Gross Margins

Overall gross margin improved during the quarter ended November 30, 2006 to a record 70%, up from 65% in the prior year quarter. For the six-month period ended November 30, 2006, overall gross margin increased to 69%, up from 64% in the prior year period. Gross margin on traditional reagents for the quarter ended November 30, 2006 increased to 75%, from 68% in the prior year quarter primarily as a result of the price increases discussed above as well as from increases in manufacturing efficiencies. For the six-month period ended November 30, 2006, gross margin on traditional reagents increased to 74%, up from 69% in the prior year period. The gross margin on Capture® products was 83% for the quarter ended November 30, 2006, compared to 79% in the prior year quarter. For the six-month period ended November 30, 2006, gross margin on Capture® products increased to 82%, up from 79% in the prior year period. The gross margin on instruments, including the impact of the cost of providing service, was 9% for the quarter ended November 30, 2006, compared to 0.2% for the same quarter last year.  For the six-month period ended November 30, 2006, gross margin on instruments was a negative 7% compared to a negative 31% in the prior year period. Instrument gross margin is negatively impacted by deferral of revenue from instrument sales while the entire cost of sales on those instrument sales was expensed in the quarter in which the instruments are sold.

Operating Expenses

Research and development expenses increased by $0.6 million to $1.8 million for the quarter ended November 30, 2006, an increase of 50% compared to the prior year quarter. Expenses relating to testing of the Galileo ECHO™ and development of a second generation Galileo accounted for $0.4 million of the increase. For the six-month period ended November 30, 2006, research and development expenses increased to $3.0 million, an increase of $0.6 million over the prior year period; expenses relating to testing of the Galileo ECHO™ and development of a second generation Galileo accounted for $0.3 million of the increase.

Selling and marketing expenses increased by approximately $1.6 million to $6.8 million for the three-month period ended November 30, 2006, compared to the prior year quarter, impacted by new hires ($0.3 million), increase in travel ($0.2 million), increase in convention expenses ($0.2 million), and stock-based compensation expenses of $0.2 million related to the adoption of SFAS 123R. For the six-month period ended November 30, 2006, selling and marketing expenses increased by $1.9 million to $12.3 million compared to the prior year period, impacted by new hires ($0.5 million), increase in travel ($0.3 million), increase in convention expenses ($0.2 million), increase in bonus accrual ($0.2 million) and stock-based compensation expenses of $0.3 million related to the adoption of SFAS 123R.

Distribution expenses increased by approximately $0.4 million, as compared to the prior year period, to $2.4 million for the three-month period ended November 30, 2006. This increase was due to an increase in U.S. shipment costs of approximately $0.2 million, and our new Japanese subsidiary was responsible for approximately $0.2 million of the increase.  For the six-month period ended November 30, 2006, distribution expenses increased by $0.9 million, as compared to the prior year period, to $4.7 million. Our Japanese subsidiary accounted for $0.3 million of the increase and increased shipments of instruments and freight costs in general accounted for $0.2 million of the increase.

General and administrative expenses increased in the three months ended November 30, 2006 by $0.4 million to $5.3 million for the second quarter of 2007 as compared to the prior year quarter, mainly due to a $0.6 million increase in stock compensation expense that resulted from the adoption of SFAS 123R. For the six-month period ended November 30, 2006, general and administration expenses decreased by $0.2 million to $10.5 million compared to the prior year period.

During the quarter ended November 30, 2006, we recorded a charge of approximately $0.2 million in connection with the planned closure of our Houston facility. The total cost of closing this plant is estimated at $4.6 million, including approximately $2.3 million for impairment of long-lived assets which we recorded in fiscal year 2006. As of November 30, 2006, we have recorded a total cost of $3.3 million and expect to incur approximately $1.3 million of additional costs until we close the facility in December 2007. Total future cash outlays for the restructuring plan are expected to be approximately $1.7 million.  Restructuring charges of approximately $2.5 million were recorded in the second quarter of fiscal year 2006, approximately $2.3 million of which was for impairment of long-lived assets.

Net Income and Earnings per Share

Higher sales, improved margins and only a marginal increase in expenses resulted in net income for the fiscal 2007 second quarter of $14.1 million, up 75% from $8.1 million for the same quarter last year. For the six-month period ended November 30, 2006, net income of $26.8 million was 67% higher compared to $16.1 million for the prior year period.  For the fiscal 2007 second quarter, diluted earnings per share was $0.20, up from $0.11 for the prior year period.  For the six-month period ended November 30, 2006, diluted earnings per share was $0.38, up from $0.22 for the prior year period.

Liquidity and Capital Resources

	For the Six Months Ended
	November 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$17,773	$28,791
Net cash used in investing activities	(3,741)	(10,130)
Net cash provided by (used in) financing activities	6,514	(22,205)
Effect of exchange rate changes on cash and cash equivalents	(126)	(140)
Increase in (decrease in) cash and cash equivalents	$20,420	$(3,684)

We have adequate working capital and sources of capital to carry on our current business and to meet our long- and short-term capital requirements.  At November 30, 2006, we had working capital of $125.9 million, compared to $92.9 million of working capital at May 31, 2006.  Our cash, cash equivalents and marketable securities totaled $75.2 million at November 30, 2006 as compared to $70.4 million at August 31, 2006 and $55.7 million at May 31, 2006.

Operating activities - Net cash generated by operating activities was $17.8 million for the six months ended November 30, 2006, compared to $28.8 million generated in the prior year period.  The increase of $10.8 million due to the increase in net income (from $16.0 million for the six months ended November 30, 2005 to $26.8 million for the current period) was more than offset by, among other things, an adjustment of approximately $9.5 million for the tax benefits arising on exercise of stock options which is required to be disclosed as cash generated by financing activity upon adoption of SFAS 123R effective June 1, 2006. While the third quarter estimated tax payment will be reduced by these benefits; the timing difference between the recording of the credit for the tax benefit and the adjustment to estimated tax payments reflected a temporary, negative impact on operating cash flows.

Investing activities - For the six months ended November 30, 2006, $3.7 million of net cash was used in investing activities, primarily for the purchase of property and equipment ($4.7 million), which was offset by proceeds from the maturity of short term investments ($1.0 million).  Planned capital expenditures for fiscal 2007 total approximately $13.5 million, which we intend to finance from our internal resources.

In the first six months of fiscal 2006, we spent $4.4 million on the purchase of property and equipment and invested $1.0 million in short-term investments.  In the same period, we also acquired Immucor-Kainos, Inc. and paid ¥459 million (approximately $4.2 million) in cash on signing of the purchase agreements. We incurred other costs amounting to $0.5 million relating to this acquisition. Under the terms of the purchase agreements, we are also required to pay an additional ¥300 million (approximately $2.5 million) over three years with payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. As of November 30, 2006, we have paid ¥200 million of this liability.  In addition, a final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

Financing activities - Net cash generated from financing activities totaled approximately $6.5 million for the six months ended November 30, 2006. During this period, we utilized $4.9 million to repurchase shares of our common stock and $0.5 million to repay a portion of the acquisition liability; we received $2.4 million from the proceeds of stock option exercises and $9.5 million from the excess tax benefit from stock option exercises. Net cash used by financing activities totaled approximately $22.2 million for the six months ended November 30, 2005. During this period, we repaid long-term debt and capital leases amounting to $7.5 million and utilized $14.9 million to repurchase shares of our common stock; we received $0.1 million from the proceeds of stock option exercises.

Stock Repurchase Program

During the six-month period ended November 30, 2006, we repurchased 281,969 shares at an average per share price of $17.23, totaling $4.9 million, bringing the aggregate number of shares repurchased to date to 8,232,944 under the program. During the six-month period ended November 30, 2005, the total amount spent for the shares bought under this program amounted to $14.9 million.  No shares were repurchased during the quarters ended November 30, 2006 and August 31, 2005.  An aggregate of 1,142,056 shares were available for repurchase under the program as of November 30, 2006.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 9 to the condensed consolidated financial statements.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2006, totaling $41.3 million, and at May 31, 2006, totaling $37.2 million, are net of allowances for doubtful accounts of $1.8 million and $2.0 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently.  In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality.  No material changes have been made to the inventory policy during the second quarter of fiscal 2007.

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

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We also evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly.  No material changes have been made to the income tax policy during the second quarter of fiscal 2007.

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

Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the three months ended November 30, 2006 was $0.9 million. As a result of adopting SFAS 123R on June 1, 2006, our pre-tax income for the three months ended November 30, 2006 was $0.9 million lower, and our net income after tax was $0.7 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended November 30, 2006 were lower by $0.01 due to the adoption of SFAS 123R.  Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the six months ended November 30, 2006 was $1.7 million. As a result of adopting SFAS 123R on June 1, 2006, our pre-tax income for the six months ended November 30, 2006 was $1.7 million lower, and our net income after tax was $1.2 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended November 30, 2006 were lower by $0.02 due to the adoption of SFAS 123R.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and our prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of our stock, risk-free rates of return, option forfeiture rates, and dividend yields, if any. The expected term of the options is based on the simplified transition method permitted by SAB 107. The expected volatility is derived from the historical volatility of our stock price on the NASDAQ market. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Estimated option forfeiture rates are based on our historical forfeiture rates. Before the adoption of SFAS 123R, we used actual forfeiture rates to calculate compensation expense as allowed by SFAS 123 for the disclosure footnote required under SFAS 148. We estimate that the impact of this change, from the actual forfeiture rates to the estimated forfeiture rates as required under SFAS 123R, is not likely to have a material impact on our financial statements as it is expected that we will continue to experience low staff turnover.  We have not paid dividends on our common stock and do not expect to pay dividends on our common stock in the near future, and hence dividends are not considered in determining the fair value of stock options.

As of November 30, 2006, there was $6.1 million of total unrecognized compensation cost related to non-vested share based compensation arrangements. This cost is expected to be recognized through June 6, 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately two years from November 30, 2006.

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

ITEM 4.                        Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        Legal Proceedings.

As previously reported, our Italian subsidiary and Dr. Gioacchino De Chirico, the former President of the subsidiary, are the subjects of criminal proceedings in Milan, Italy centered on payments by several companies, including Immucor, to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. De Chirico has been charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary has also been charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. The SEC has issued a formal investigative order in these matters but has not expressed to us any conclusions about the ultimate outcome of its investigation. A preliminary hearing is ongoing in Italy and is expected to conclude on or about January 18, 2007.  We have negotiated a settlement with the Italian prosecutor on terms that will not have a material adverse effect on our consolidated financial position, and expect the Italian judge to rule on the settlement on or about January 18, 2007.  However, Dr. De Chirico has indicated he intends to contest any charges against him, and such proceedings and related appeals could continue for an extended period of time.  Both the Company and Dr. De Chirico intend to seek to settle the SEC investigation in the near term.  Except in connection with the proposed settlement with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, permitted the filing of an amended consolidated complaint, and established a schedule for briefing our motion to dismiss the claims. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. On March 7, 2006, we timely moved to dismiss the consolidated complaint. On October 4, 2006, the Court denied our motion to dismiss. We have answered the consolidated complaint denying liability and the case is proceeding through the discovery phase under an order contemplating completion of all discovery by July 15, 2007. The Court has made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. Management believes the claims are without merit, and intends to vigorously defend the Company. While management does not currently expect these lawsuits to materially affect our financial condition or results of operations, there can be no assurance of any particular outcome.

A description of our other material pending legal proceedings is included in Note 8 to the accompanying condensed consolidated financial statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, as filed with the SEC on August 1, 2006, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. We do not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position.

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

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its Common Stock during the quarter ended November 30, 2006.  As of November 30, 2006, an aggregate of 1,142,056 shares of Common Stock remain authorized for repurchase under the Company’s stock repurchase programs.

ITEM 4.                        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 15, 2006. The following is a summary of the matters voted on at that meeting:

The shareholders voted on the election of seven directors, all incumbent directors of the Company, to serve until the Company’s next Annual Meeting of Shareholders or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld

Roswell S. Bowers	57,448,094	8,177,200
Dr. Gioacchino DeChirico	63,776,038	1,849,256
Ralph A. Eatz	62,965,418	2,659,875
Michael S. Goldman	59,318,163	6,307,131
John A. Harris	60,576,713	5,048,581
Hiroshi Hoketsu	63,883,548	1,741,746
Joseph E. Rosen	60,672,478	4,952,816

ITEM 6.                        Exhibits.

The Company has filed the following exhibits with this report:

3.1                                 Amended and Restated Articles of Incorporation

3.2                                 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K on September 13, 2006).

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

IMMUCOR, INC.

(Registrant)

Date:	January 5, 2007	By:	/s/ Dr. Gioacchino DeChirico
Dr. Gioacchino DeChirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	January 5, 2007	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K on September 13, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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