Form 10-Q
period 2007-02-28
IMMUCOR INC
filed 2007-04-05
CIK 736822

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2007

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

As of March 31, 2007: Common Stock, $0.10 Par Value — 68,882,044

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	February 28, 2007	May 31, 2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,723	$54,103
Short-term investments	—	1,640
Trade accounts receivable, net of allowance for doubtful accounts of $1,918 at February 28, 2007 and $1,950 at May 31, 2006	45,678	37,199
Inventories	25,517	20,651
Deferred income tax assets, current portion	2,564	2,041
Prepaid expenses and other current assets	4,118	5,158
Total current assets	171,600	120,792

PROPERTY AND EQUIPMENT, Net	28,603	25,684
GOODWILL	34,120	34,691
OTHER INTANGIBLE ASSETS, Net	5,936	6,532
DEFERRED INCOME TAX ASSETS	4,581	3,115
OTHER ASSETS	738	873
Total assets	$245,578	$191,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,317	$7,271
Accrued expenses and other current liabilities	13,017	9,470
Income taxes payable	2,906	5,519
Deferred revenue, current portion	6,122	4,575
Current portion of long-term liabilities	578	1,074
Total current liabilities	29,940	27,909

ACQUISITION LIABILITY	3,557	3,980
DEFERRED REVENUE	12,335	11,500
DEFERRED INCOME TAX LIABILITIES	2,157	2,232
OTHER LONG-TERM LIABILITIES	2,227	2,195
Total liabilities	50,216	47,816
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 68,874,371 and 67,926,206 shares at February 28, 2007 and May 31, 2006, respectively	6,887	6,793
Additional paid-in capital	24,884	14,752
Retained earnings	161,557	119,700
Accumulated other comprehensive income	2,034	2,626
Total shareholders’ equity	195,362	143,871
Total liabilities and shareholders’ equity	$245,578	$191,687

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

NET SALES	$57,091	$47,090	$162,557	$133,550
COST OF SALES	16,738	14,956	49,825	46,179
GROSS PROFIT	40,353	32,134	112,732	87,371

OPERATING EXPENSES:
Research and development	1,624	938	4,658	3,401
Selling and marketing	6,850	5,141	19,164	15,550
Distribution	2,393	1,971	7,061	5,753
General and administrative	6,271	4,797	16,784	15,507
Restructuring expense	72	122	641	2,579
Amortization expense and other	86	86	259	254
Total operating expenses	17,296	13,055	48,567	43,044

INCOME FROM OPERATIONS	23,057	19,079	64,165	44,327

NON-OPERATING INCOME (EXPENSES):
Interest income	682	182	1,845	598
Interest expense	(106)	(93)	(334)	(435)
Other, net	135	(280)	231	(352)
Total non-operating income (expenses)	711	(191)	1,742	(189)

INCOME BEFORE INCOME TAXES	23,768	18,888	65,907	44,138
PROVISION FOR INCOME TAXES	8,749	7,167	24,050	16,357
NET INCOME	$15,019	$11,721	$41,857	$27,781

Earnings per share:
Per common share - basic	$0.22	$0.17	$0.61	$0.41
Per common share - diluted	$0.21	$0.17	$0.59	$0.39

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity
BALANCE, MAY 31, 2006	67,926	$6,793	$14,752	$119,700	$2,626	$143,871
Shares issued under employee stock plans	1,230	122	2,558	—	—	2,680
Stock-based compensation expense	—	—	2,464	—	—	2,464
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock-based compensation	—	—	9,954	—	—	9,954
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	(592)	(592)
Net income	—	—	—	41,857	—	41,857
Total comprehensive income						41,265

BALANCE, FEBRUARY 28, 2007	68,874	$6,887	$24,884	$161,557	$2,034	$195,362

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	February 28,	February 28,
	2007	2006
OPERATING ACTIVITIES:
Net income	$41,857	$27,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,986	4,950
Accretion of acquisition liabilities	134	123
Loss on retirement of fixed assets	113	481
Unrealized foreign exchange gain	—	(130)
Impairment and other non-cash restructuring expenses	—	2,574
Provision for doubtful accounts	148	388
Stock-based compensation expense	2,464	719
Deferred income taxes	(1,920)	(301)
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(8,242)	(6,022)
Income taxes	7,051	5,574
Excess tax benefit from stock-based compensation	(9,954)	—
Inventories	(4,808)	1,090
Other current assets	1,214	(129)
Other long-term assets	(15)	738
Accounts payable	1,516	(567)
Deferred revenue	2,501	5,952
Accrued expenses and other current liabilities	1,978	(649)
Other long-term liabilities	(3)	(10)
Cash provided by operating activities	39,020	42,562

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,660)	(7,304)
Payment for net assets of acquired company	—	(4,158)
Proceeds from (purchase of) short-term investments, net	1,641	(15)
Cash used in investing activities	(6,019)	(11,477)

FINANCING ACTIVITIES:
Repayments of long-term debt, liabilities and capital leases	(878)	(8,219)
Repurchase of common stock	(4,872)	(22,255)
Proceeds from exercise of stock options	2,639	1,043
Excess tax benefit from stock-based compensation	9,954	—
Cash provided by (used in) financing activities	6,843	(29,431)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(224)	(155)
INCREASE IN CASH AND CASH EQUIVALENTS	39,620	1,499
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,103	37,108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,723	$38,607

SUPPLEMENTAL INFORMATION:
Tax paid	$18,240	$11,487
Interest paid	173	205
Non-cash investing and financing activities:
Acquisition obligation	—	5,123

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2006, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months and nine months ended February 28, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2007, or any other period.

Shares and per share amounts for the three-month and nine-month periods ended February 28, 2006 have been adjusted to reflect the impact of a three-for-two stock split in May 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	February 28, 2007	May 31, 2006
	(in thousands)
Raw materials	$4,882	$4,341
Work in process	3,937	3,495
Finished goods	16,698	12,815
	$25,517	$20,651

3.              STOCK-BASED COMPENSATION

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

Total share-based compensation expense included in the Condensed Consolidated Statements of Income for the three-month and nine-month periods ended February 28, 2007 was $0.8 million ($0.6 million, net of taxes) and $2.5 million ($1.7 million, net of taxes), respectively. As a result of adopting SFAS 123R on June 1, 2006, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation by the following amounts:

	Three Months	Nine Months
	Ended	Ended
	February 28, 2007	February 28, 2007
	(in thousands)
Income before income taxes	$812	$2,464

Income after income taxes	$575	$1,746

Basic net earnings per common share	$0.01	$0.03

Diluted net earnings per common share	$0.01	$0.02

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $10.0 million of excess tax benefits for the nine months ended February 28, 2007 have been classified as a financing cash inflow.  Prior to the adoption of SFAS 123R, such tax benefits were netted against income taxes payable and were disclosed in the working capital section of operating activities.

The following table shows total stock-based compensation expense for the three-month and nine-month periods ended February 28, 2007, included in the Condensed Consolidated Statements of Income:

	Three Months	Nine Months
	Ended	Ended
	February 28, 2007	February 28, 2007
	(in thousands)
Cost of sales	$111	$348
Research and development	72	216
Selling and marketing	217	520
Distribution	28	89
General and administrative	384	1,291
Total stock-based compensation	$812	$2,464

Pro forma information under SFAS 123 for the prior periods

Had the Company adopted the fair value recognition provisions of SFAS Statement No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS Statement No. 148 for the three-month and nine-month periods ended February 28, 2006, the effect on the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2006	2006
Net income as reported	$11,721	$27,781
Stock based employee compensation included in reported net income, net of taxes	498	562
Stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(2,460)	(3,276)
Pro forma net income	$9,759	$25,067

Earnings per share as reported:
Per common share - Basic	$0.17	$0.41
Per common share - Diluted	$0.17	$0.39

Pro forma earnings per share:
Per common share - Basic	$0.15	$0.37
Per common share - Diluted	$0.14	$0.35

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and the Company’s prior pro forma disclosures of net earnings, including the fair value of stock-based compensation.

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company’s stock, risk-free rates of return, option forfeiture rates, and dividend yields, if any. The fair value of each option grant in the first, second and third quarter of fiscal year 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Risk-free interest rate (1)	4.53%	4.39%	4.92%	4.26%
Expected volatility (2)	44.14%	68.06%	47.51%	68.15%
Expected life (years) (3)	4.25	8.00	4.25	8.00
Expected forfeiture rate (4)	0.81%	n/a	0.81%	n/a
Expected dividend yield (5)	—	—	—	—

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

Stock option activity

The options granted under the 2005 Plan have a six year term with vesting of 25% at the end of each of the first four years; the restricted shares vest 20% at each anniversary of the issuance date. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the first three quarters of fiscal year 2007 ended February 28, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(1)
				(in thousands)
Outstanding May 31, 2006	4,892,957	$4.14
Granted	166,280	$17.56
Exercised	(69,459)	$3.22
Forfeited	(8,045)	$7.62
Expired	(34,369)	$11.37
Outstanding at August 31, 2006	4,947,364	$4.55	5.2	$80,294

Granted	2,596	$22.50
Exercised	(1,102,709)	$1.97
Forfeited	(228)	$22.94
Expired	(15,910)	$6.87
Outstanding at November 30, 2006	3,831,113	$5.29	5.4	$82,773

Granted	15,017	$29.33
Exercised	(57,966)	$4.83
Forfeited	(1,450)	$22.91
Expired	(38,906)	$1.32
Outstanding at February 28, 2007	3,747,808	$5.43	5.2	$91,115

Exercisable at February 28, 2007	2,862,418	$3.79	4.7	$74,268

Shares available for future grants at February 28, 2007	1,536,452

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

2)              The weighted-average grant-date fair value of share options granted during the first nine months of fiscal years 2007 and 2006 was $8.18 and $13.21, respectively.  The total intrinsic value of share options exercised during the first nine months of fiscal years 2007 and 2006 was $29.3 million and $15.3 million, respectively.

Restricted stock activity

The following is a summary of the changes in unvested restricted stock for the first three quarters of fiscal year 2007 ended February 28, 2007:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at May 31, 2006	—	$—
Granted	127,105	17.51
Vested	—	—
Forfeited	(1,135)	17.51
Expired	—	—
Nonvested stock outstanding at August 31, 2006	125,970	$17.51

Granted	—	—
Vested	—	—
Forfeited	(865)	17.51
Expired	—	—
Nonvested stock outstanding at November 30, 2006	125,105	$17.51

Granted	—	—
Vested	(8,860)	17.51
Forfeited	(295)	17.51
Expired	—	—
Nonvested stock outstanding at February 28, 2007	115,950	$17.51

Shares available for future grants at February 28, 2007	1,675,190

As of February 28, 2007, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This compensation cost is expected to be recognized through June 6, 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.92 years from February 28, 2007.

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net Income	$15,019	$11,721	$41,857	$27,781

Denominator:
For basic earnings per share - weighted average shares basis	68,838	67,482	68,257	68,028
Effect of dilutive stock options and restricted stock	2,134	3,167	2,350	3,312
Denominator for diluted earnings per share -adjusted weighted average shares basis	70,972	70,649	70,607	71,340

Earnings per common share — basic	$0.22	$0.17	$0.61	$0.41
Earnings per common share — diluted	$0.21	$0.17	$0.59	$0.39

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

Segment information for the three-month and nine-month periods ended February 28, 2007 and 2006 is summarized below (in thousands).
	For the Three Months Ended February 28, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$38,918	$2,821	$3,333	$2,473	$1,862	$2,230	$—	$51,637
Affiliates	2,621	1,142	—	68	—	2	(3,833)	—
Total	41,539	3,963	3,333	2,541	1,862	2,232	(3,833)	51,637
Net instrument revenues:
Unaffiliated customers	2,654	795	307	139	5	507	—	4,407
Affiliates	1,329	1,555	—	—	—	—	(2,884)	—
Total	3,983	2,350	307	139	5	507	(2,884)	4,407
Net collagen revenues:
Unaffiliated customers	1,047	—	—	—	—	—	—	1,047
Affiliates	—	—	—	—	—	—	—	—
Total	1,047	—	—	—	—	—	—	1,047

Net Sales	46,569	6,313	3,640	2,680	1,867	2,739	(6,717)	57,091

Income (loss) from operations	21,866	185	222	1,055	(135)	31	(167)	23,057

Depreciation	875	170	345	47	40	210	—	1,687
Amortization	70	—	—	—	16	2	—	88
Restructuring expenses	72	—	—	—	—	—	—	72
Income tax (benefit) expense	8,094	96	208	426	—	(13)	(62)	8,749
Capital expenditures	2,412	38	290	6	15	170	—	2,931

	For the Three Months Ended February 28, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$30,731	$2,729	$3,030	$2,186	$1,837	$2,081	$—	$42,594
Affiliates	2,808	470	—	35	—	44	(3,357)	—
Total	33,539	3,199	3,030	2,221	1,837	2,125	(3,357)	42,594
Net instrument revenues:
Unaffiliated customers	2,250	342	293	41	9	713	—	3,648
Affiliates	262	672	—	—	—	—	(934)	—
Total	2,512	1,014	293	41	9	713	(934)	3,648
Net collagen revenues:
Unaffiliated customers	848	—	—	—	—	—	—	848
Affiliates	—	—	—	—	—	—	—	—
Total	848	—	—	—	—	—	—	848

Net Sales	36,899	4,213	3,323	2,262	1,846	2,838	(4,291)	47,090

Income (loss) from operations	18,240	190	151	906	(85)	26	(349)	19,079

Depreciation	798	173	303	45	28	183	—	1,530
Amortization	70	—	—	—	16	2	—	88
Restructuring expenses	122	—	—	—	—	—	—	122
Income tax expense	6,610	90	140	432	—	24	(129)	7,167
Capital expenditures	2,538	90	—	118	36	120	—	2,902

	For the Nine Months Ended February 28, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$107,820	$8,185	$10,197	$7,778	$5,935	$6,813	$—	$146,728
Affiliates	8,318	2,329	—	184	—	134	(10,965)	—
Total	116,138	10,514	10,197	7,962	5,935	6,947	(10,965)	146,728
Net instrument revenues:
Unaffiliated customers	7,481	2,357	891	393	10	1,425	—	12,557
Affiliates	1,767	3,431	—	—	—	—	(5,198)	—
Total	9,248	5,788	891	393	10	1,425	(5,198)	12,557
Net collagen revenues:
Unaffiliated customers	3,272	—	—	—	—	—	—	3,272
Affiliates	—	—	—	—	—	—	—	—
Total	3,272	—	—	—	—	—	—	3,272

Net Sales	128,658	16,302	11,088	8,355	5,945	8,372	(16,163)	162,557

Income (loss) from operations	58,795	(153)	1,755	3,666	(83)	669	(484)	64,165

Depreciation	2,358	497	1,012	142	118	594		4,721
Amortization	211	—	—	—	48	6	—	265
Restructuring expenses	641	—	—	—	—	—	—	641
Income tax expense	21,705	1	1,046	1,456	—	21	(179)	24,050
Capital expenditures	6,045	312	694	41	35	533	—	7,660
Property & equipment - net	19,737	2,306	2,840	1,168	491	2,061	—	28,603
Total assets at period end	217,055	14,054	21,842	15,923	12,857	10,571	(46,724)	245,578

	For the Nine Months Ended February 28, 2006
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$86,633	$8,050	$8,921	$6,684	$5,224	$6,287	$—	$121,799
Affiliates	7,744	1,420	—	161	—	136	(9,461)	—
Total	94,377	9,470	8,921	6,845	5,224	6,423	(9,461)	121,799
Net instrument revenues:
Unaffiliated customers	5,204	1,182	893	217	12	1,225	—	8,733
Affiliates	335	1,927	1	—	—	—	(2,263)	—
Total	5,539	3,109	894	217	12	1,225	(2,263)	8,733
Net collagen revenues:
Unaffiliated customers	3,018	—	—	—	—	—	—	3,018
Affiliates	—	—	—	—	—	—	—	—
Total	3,018	—	—	—	—	—	—	3,018

Net Sales	102,934	12,579	9,815	7,062	5,236	7,648	(11,724)	133,550

Income (loss) from operations	40,856	305	594	2,934	(119)	427	(670)	44,327

Depreciation	2,331	578	1,159	165	56	479	—	4,768
Amortization	134	—	—	—	44	4	—	182
Restructuring expenses	2,579	—	—	—	—	—	—	2,579
Income tax expense	14,697	141	481	1,209	—	77	(248)	16,357
Capital expenditures	6,027	525	327	267	38	120	—	7,304
Property & equipment, net	13,987	2,385	3,018	1,396	413	1,953	—	23,152
Total assets at period end	150,856	11,386	18,865	13,384	15,140	8,885	(46,160)	172,356

(1)    Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.  No pro forma information regarding revenue and income for Immucor-Kainos, Inc. is provided as the effect of the acquisition on the consolidated financial statements is not material.

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.3 million and $0.9 million for the three months ended February 28, 2007 and 2006, respectively, and approximately $3.9 million and $3.4 million for the nine months ended February 28, 2007 and 2006, respectively.  The Company’s German operations made net export sales to unaffiliated customers of approximately $1.2 million and $0.9 million for the three months ended February 28, 2007 and 2006, respectively and approximately $3.4 million and $2.7 million for the nine months ended February 28, 2007 and 2006, respectively.  The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.4 million and $0.4 million for the three months ended February 28, 2007 and 2006, respectively and approximately $1.2 million and $1.5 million for the nine months ended February 28, 2007 and 2006, respectively.

6.              COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 28, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Net income	$15,019	$11,721	$41,857	$27,781
Net foreign currency translation adjustments	(665)	973	(592)	(213)
Hedge loss reclassified into earnings	—	—	—	10
Comprehensive income	$14,354	$12,694	$41,265	$27,578

No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

7.              STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 to repurchase up to 6,075,000 shares of its common stock.  Subsequently, the Company’s Board of Directors authorized the Company to repurchase up to an additional 675,000 shares, 1,125,000 shares, and 1,500,000 shares on June 1, 2004, August 2, 2004, and December 13, 2005, respectively, bringing the total number of shares authorized for repurchase to 9,375,000.

During the quarter ended February 28, 2007, the Company did not repurchase any shares under the 1998 repurchase program.  During the quarter ended February 28, 2006, 466,200 shares were repurchased for $7.4 million.  As of February 28, 2007, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for purchase.

During the nine-month period ended February 28, 2007, 281,969 shares amounting to $4.9 million were repurchased under this program. During the nine-month period ended February 28, 2006, 1,430,100 shares amounting to $22.3 million were repurchased under this program.  The repurchased shares were returned to the status of authorized, but unissued shares.

8.              COMMITMENTS AND CONTINGENCIES

On January 24, 2007, the Company reported the settlement of the previously-reported charges against its Italian subsidiary related to an allegedly-improper payment to an Italian physician. On January 18, 2007, the Italian judge approved a plea bargain agreement under which the subsidiary was required to pay a total of approximately $122,000 in fines, penalties, and restitution to a hospital at which the physician worked.  The related charges against Dr. Gioacchino De Chirico, the former president of the subsidiary, have now been sent forward to trial. He indicates he will contest any charges against him. The Company expects the trial and related appeals to continue for an extended period of time.  The Company and Dr. De Chirico are still seeking to settle the related SEC investigation in the near term.  Except in connection with the settlement with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, the Company will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, and permitted the filing of an amended consolidated complaint. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding the Company’s business. The Company believes the claims are without merit, and in March 2006 the Company moved to dismiss the consolidated complaint. In October 2006, the Court denied the motion to dismiss. The Company has answered the consolidated complaint denying liability, and the Court has ordered the completion of all discovery by July 15, 2007.  However, on March 12, 2007, the parties informed the Court that a preliminary settlement had been reached, and the Court has set the preliminary approval hearing for April 19, 2007.  If the Court approves the proposed settlement, management believes it will not have a material adverse effect on the Company’s financial condition or results of operations.  The Court has made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action, and if the Court declines to approve the proposed settlement, the Company intends to continue to vigorously defend the case.

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

9.              RECENT ACCOUNTING PRONOUNCEMENTS

Income taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in the first quarter of fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

Quantifying financial statement misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Bulletin is effective for the Company as of May 31, 2007. The Company does not believe SAB 108 will have a material impact on the Company’s results from operations or financial position.

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

Fair value option for certain financial instruments

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No.159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company beginning in fiscal year 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, the Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

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

Overview

Founded in 1982, Immucor develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion.  Our strategy is to strengthen our leadership position in the automation of blood bank testing by continuing to expand our base of installed instruments. To facilitate instrument placements, we offer customers a selection of automated analyzers, which address the various needs of low, medium, and high-volume testing facilities.  We have adopted a “razor/razorblade” business model.  Our instruments are designed to operate with our proprietary reagents.  Therefore, once a customer procures an instrument from us, the customer is likely to continue to purchase proprietary reagents from us for use with the instrument on an on-going basis.  In order to satisfy the broad spectrum of customers’ operational and financial criteria, we intend to continue to offer several instrument procurement options, including third-party financing leases, direct sales and reagent rentals and to expand the range and price points of our instrument offerings.

As further discussed below under “Results of Operations,” the improvement in revenues and gross margins during the quarter ended February 28, 2007, as compared to the prior year period, was due primarily to the following:

•                  Reagent price increases; and

•                  Increased Capture® reagent revenues with placement of additional instruments which require the use of Capture® reagents.

Business outlook

In the next two years, besides continuing to focus on improving gross margins on our products through achieving continued benefits from successful strategies already implemented, our focus will be on customer satisfaction, improving our products by using new technologies and increasing market share. We believe these factors will be major business drivers for achieving our planned growth. To that end, we have made changes to our organizational structure, streamlined certain operations to maximize efficiencies and commenced research and development work on a second generation Galileo automated analyzer.  As we monitor our progress and strengthen our focus to achieve these goals, our organization will evolve and we may make more changes to our organization and to the way we do business.

As previously reported, we expect to further improve our competitive position through the launch of Galileo ECHO™, our third generation automated assay instrument, which is currently expected to be released in the U.S. and European markets in the first quarter of fiscal 2008. We submitted the 510(k) premarket notification for the Galileo Echo™ to the FDA on March 16, 2007, and we believe clearance will be granted within 90 days of our submission.  However, clearance could take much longer, and a delay in the FDA review and clearance would delay the launch. The Galileo ECHO™ has substantially all of the features of our larger Galileo product, apart from lower throughput, and is significantly smaller and faster than the ABS2000, the instrument it is intended to replace. We believe the Galileo ECHO™ will appeal to the small- to medium-sized hospital market, the largest segment of our customers (which number approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument is currently marketed.  Based on the positive customer reaction to our planned launch of the Galileo ECHO™, we believe we can achieve market share gain and revenue growth through continued Galileo placements and the launch of the Galileo ECHO™.  As of February 28, 2007, we had received purchase orders for a total of 460 Galileo instruments worldwide (an increase of 33 instruments in the current quarter), including 280 in Europe, 178 in North America and 2 in Japan; and 394 of these instruments were generating reagent revenues, an increase of 39 in the current quarter.

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

Results of Operations

We generated revenues of $57.1 million and $162.6 million for the three-month and nine-month periods ended February 28, 2007, compared to $47.1 million and $133.6 million for the three-month and nine-month periods ended February 28, 2006.  These revenue results represented increases of $10.0 million, or 21%, and $29.0 million, or 22%, respectively, over the corresponding fiscal periods in the prior year.

Our gross margin increased to 71% for the quarter ended February 28, 2007, from 68% achieved in the prior year quarter. For the nine-month period ended February 28, 2007, the gross profit margin increased to 69%, from 65% achieved in the prior year period.

Net income for the three-month and nine-month periods ended February 28, 2007, totaled $15.0 million and $41.9 million, respectively compared to $11.7 million and $27.8 million, respectively for the three-month and nine-month periods ended February 28, 2006; the results represented respective increases of $3.3 million, or 28%, and $14.1 million, or 51%, in net income over the corresponding fiscal periods in the prior year.

Diluted earnings per share were $0.21 for the three-month period ended February 28, 2007 compared with diluted earnings per share of $0.17 for the three-month period ended February 28, 2006, an increase of 24%.  Diluted earnings per share were $0.59 for the nine-month period ended February 28, 2007 compared with diluted earnings per share of $0.39 for the nine-month period ended February 28, 2006, an increase of 51%.

For the three-month and nine-month periods ended February 28, 2007, the effect on net sales of the change in the exchange rates was an approximate increase of $0.8 million and $2.0 million, respectively.

The adoption of SFAS 123R on June 1, 2006, resulted in a reduction of net income (after the effect of taxes) of approximately $0.6 million and $1.7 million for the three-month and nine-month periods ended February 28, 2007.

United States operations continue to generate the majority of our revenue and operating income. U.S. operations generated 73% and 92%, respectively, of our revenue and operating income in the nine months ended February 28, 2007, compared to 71% and 92%, respectively, in the corresponding periods of fiscal year 2006.

	Three Months Ended February 28,			Nine Months Ended February 28,
	2007	2006	% change	2007	2006	% change
	($ in thousands)			($ in thousands)
Net Sales	$57,091	$47,090	21%	$162,557	$133,550	22%
Gross profit	40,353	32,134	26%	112,732	87,371	29%
Gross profit percentage	71%	68%	4%	69%	65%	6%
Research and development	1,624	938	73%	4,658	3,401	37%
Selling and marketing	6,850	5,141	33%	19,164	15,550	23%
Distribution	2,393	1,971	21%	7,061	5,753	23%
General and administrative	6,271	4,797	31%	16,784	15,507	8%
Restructuring expense	72	122	-41%	641	2,579	-75%
Amortization expense and other	86	86	0%	259	254	2%
Total operating expenses	17,296	13,055	32%	48,567	43,044	13%
Non-operating income (expenses)	711	(191)	n/m	1,742	(189)	n/m
Income before income tax	23,768	18,888	26%	65,907	44,138	49%
Provision for income tax	8,749	7,167	22%	24,050	16,357	47%
Net income	$15,019	$11,721	28%	$41,857	$27,781	51%

Revenues

Revenue for this fiscal quarter totaled $57.1 million, up 21% from $47.1 million in the corresponding period in the prior fiscal year. The $10.0 million increase was primarily the result of price increases in the U.S. (approximately $8.2 million), volume increases in the U.S. including instrument, warranty and service income (approximately $0.6 million), an increase in sales outside the U.S. (approximately $0.4 million) and a gain from fluctuations in exchange rates (approximately $0.8 million).  For the nine-months ended February 28, 2007, revenue increased by approximately $29.0 million to $162.6 million, an increase of 22%.  The $29.0 million increase was primarily the result of price increases in the U.S. (approximately $18.0 million), volume increases in the U.S. including instrument, warranty and service income  (approximately $5.7 million), an increase in sales outside the U.S. (approximately $3.3 million) and a gain from fluctuations in exchange rates (approximately $2.0 million).

Traditional reagent revenues (i.e. revenues from products not using the Company’s patented Capture® technology) grew by $7.4 million to $41.4 million compared to $34.0 million in the prior year quarter, a 22% increase in the third quarter of fiscal 2007.  For the nine-month period ended February 28, 2007, traditional reagent revenues increased by $19.1 million to $115.9 million, an increase of 20%. The growth in traditional reagent revenue occurred mainly as a result of price increases in the U.S. Traditional reagent sales have historically been our primary source of revenue and still constitute a very significant portion of our business. We expect the significance of this line of products to eventually decline as we place more instruments in the market and increase sales of our Capture® products.

Capture® product sales increased to $10.2 million in the three-month period ended February 28, 2007 compared to $8.6 million in the corresponding period of fiscal 2006.  For the nine-month period ended February 28, 2007, Capture® product sales increased from $24.9 million to $30.8 million, an increase of 24%. The revenue growth was primarily attributable to volume increase. Sales of Capture® products are largely dependent on the number of instruments requiring the use of Capture® reagents placed with customers and in operation, and to some extent on the number of eight-week shipping cycles of our high volume products that fall in a particular period. As we succeed in placing more instruments in the market, we expect revenue from Capture® products to continue to increase.

Sales of instruments were $4.4 million in the third quarter of fiscal 2007 compared to $3.6 million in the prior year quarter. Most of our current instrument sales are accompanied by reagent contracts with price guarantee clauses. Therefore, we defer and recognize the revenue from these instrument sales over the related guarantee periods, normally five years. However, we record the cost of these instruments at the time the instruments are sold. In the third quarter of fiscal 2007, approximately $1.9 million of instrument sales were deferred in this manner while the entire cost of these instruments of $1.2 million was expensed, and $1.2 million of previously deferred revenue was recognized. For the nine-month period ended February 28, 2007, approximately $4.9 million of instrument sales were deferred in this manner while the entire cost of these instruments of $3.1 million was expensed, and $3.0 million of previously deferred revenue was recognized. As of February 28, 2007, deferred revenues totaled $18.5 million (including approximately $3.0 million of the associated warranty revenue), an increase of $1.1 million in the quarter compared to an increase of $0.3 million in the quarter ended November 30, 2006.

The instrument business continues to be uneven.  Instrument sales are typically uneven due to differences in the time it takes customers to place the instruments into service. In the third quarter of this fiscal year, we received orders for 33 instruments compared to 41 orders received in the second quarter. In addition to the new revenue we expect to generate from the continued placement of more Galileo instruments in the market, we also expect to begin generating revenues in fiscal 2008 from the sale of our new Galileo ECHO™ instruments.

Gross Margins

Overall gross margin improved during the quarter ended February 28, 2007 to a record 71%, up from 68% in the prior year quarter. For the nine-month period ended February 28, 2007, overall gross margin increased to 69%, up from 65% in the prior year period. Gross margin on traditional reagents for the quarter ended February 28, 2007 increased to 76%, from 72% in the prior year quarter primarily as a result of the price increases discussed above. For the nine-month period ended February 28, 2007, gross margin on traditional reagents increased to 75%, up from 70% in the prior year period. The gross margin on Capture® products was 86% for the quarter ended February 28, 2007, compared to 83% in the prior year quarter. For the nine-month period ended February 28, 2007, gross margin on Capture® products increased to 83%, up from 81% in the prior year period. The gross margin on instruments, including the impact of the cost of providing service, was 0.5% for the quarter ended February 28, 2007, compared to 11% for the same quarter last year.  For the nine-month period ended February 28, 2007, gross margin on instruments was a negative 4% compared to a negative 14% in the prior year period. Instrument gross margin is negatively impacted by the deferral of revenue from instrument sales while the entire cost of sales on those instrument sales is expensed in the quarter in which the instruments are sold.

Operating Expenses

Research and development expenses increased by $0.7 million to $1.6 million for the quarter ended February 28, 2007. An increase in bonus accrual for research and development staff of $0.4 million, stock-based compensation expenses of $0.1 million related to the adoption of SFAS 123R and expenses relating to development of a second generation Galileo ($0.2 million) accounted for most of the increase. For the nine-month period ended February 28, 2007, research and development expenses increased to $4.7 million, an increase of $1.3 million over the prior year period, impacted by an increase in laboratory supplies used primarily in the testing of ECHO™ instruments ($0.3 million), an increase in bonus accrual and salaries ($0.3 million), and an increase in stock-based compensation expense related to the adoption of SFAS 123R ($0.2 million).  We anticipate the level of research and development activities to remain at the similar level during the fourth quarter and during fiscal 2008.

Selling and marketing expenses increased by approximately $1.7 million to $6.9 million for the three-month period ended February 28, 2007, compared to the prior year quarter; impacted by new hires ($0.3 million), increase in sales commissions ($0.3 million), increase in travel ($0.1 million), increase in management bonus expense ($0.3 million) and stock-based compensation expenses of $0.2 million related to the adoption of SFAS 123R. For the nine-month period ended February 28, 2007, selling and marketing expenses increased by $3.6 million to $19.2 million compared to the prior year period; impacted primarily by new hires ($0.7 million), increase in sales commission ($0.3 million), increase in travel ($0.4 million), increase in convention expenses ($0.2 million), increase in bonus accrual ($0.5 million) and stock-based compensation expenses of $0.5 million related to the adoption of SFAS 123R.

Distribution expenses increased by approximately $0.4 million, as compared to the prior year period, to $2.4 million for the three-month period ended February 28, 2007. This increase was mainly due to an increase in U.S. and German shipment costs of approximately $0.4 million.  For the nine-month period ended February 28, 2007, distribution expenses increased by $1.3 million, as compared to the prior year period, to $7.1 million. Our Japanese subsidiary accounted for $0.3 million of the increase and increased shipments of instruments and freight costs in the U.S. and Germany accounted for $0.6 million of the increase.

General and administrative expenses increased in the three months ended February 28, 2007 by $1.5 million to $6.3 million for the third quarter of 2007 as compared to the prior year quarter, mainly due to a $0.5 million increase in management bonus expense (based on better than anticipated Company performance), a $0.7 million increase in legal expenses and a $0.4 million increase in stock compensation expense that resulted from the adoption of SFAS 123R. For the nine-month period ended February 28, 2007, general and administration expenses increased by $1.3 million to $16.8 million compared to the prior year period, primarily due to stock-based compensation expenses of $1.3 million related to the adoption of SFAS 123R.

During the quarter ended February 28, 2007, we recorded a charge of approximately $0.1 million in connection with the planned closure of our Houston facility. The total cost of closing this plant is estimated at $4.6 million, including approximately $2.3 million for impairment of long-lived assets which we recorded in the second quarter of the fiscal year 2006. As of February 28, 2007, we have recorded a total cost of $3.3 million and expect to incur approximately $1.3 million of additional costs until we close the facility in December 2007. Total future cash outlays for the restructuring plan are expected to be approximately $1.6 million.

Non-operating income (expenses):

Non-operating income increased by approximately $0.9 million, from $0.2 million of net expenses in the prior year period to $0.7 million of net income for the three-month period ended February 28, 2007; $0.5 million of the increase was due to an increase in interest income.  For the nine-month period ended February 28, 2007, non-operating income increased by approximately $1.9 million, from $0.2 million of net expenses in the prior year period to $1.7 million of net income for the nine-month period ended February 28, 2007; $1.2 million of the increase was due to an increase in interest income. Our cash balance has been improving and this is reflected in the increase in our interest income.

Net Income and Earnings per Share

Higher sales and improved margins resulted in net income for the fiscal 2007 third quarter of $15.0 million, up 28% from $11.7 million for the same quarter last year. For the nine-month period ended February 28, 2007, net income of $41.9 million was 51% higher compared to $27.8 million for the prior year period.  For the fiscal 2007 third quarter, diluted earnings per share was $0.21, up from $0.17 for the prior year period.  For the nine-month period ended February 28, 2007, diluted earnings per share was $0.59, up from $0.39 for the prior year period.

Liquidity and Capital Resources

	For the Nine Months Ended
	February 28,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$39,020	$42,562
Net cash used in investing activities	(6,019)	(11,477)
Net cash provided by (used in) financing activities	6,843	(29,431)
Effect of exchange rate changes on cash and cash equivalents	(224)	(155)
Increase in cash and cash equivalents	$39,620	$1,499

We have adequate working capital and sources of capital to carry on our current business and to meet our long- and short-term capital requirements.  At February 28, 2007, we had working capital of $141.7 million, compared to $92.9 million of working capital at May 31, 2006.  Our cash, cash equivalents and marketable securities totaled $93.7 million at February 28, 2007 as compared to $75.2 million at November 30, 2006 and $55.7 million at May 31, 2006.

In the nine months ended February 28, 2007, we spent $4.9 million to repurchase our stock, $17.4 million less than the $22.3 million we spent in the corresponding period of the previous fiscal year. We also utilized $0.9 million to repay long-term obligations in the current period, $7.3 million less than our cash outlay of $8.2 million in the corresponding previous fiscal period. These two factors, along with a $5.4 million increase in tax benefit received from the exercise of stock options in the current period, significantly contributed to the increase in the cash balance of $39.6 million in the 2007 fiscal period compared to a $1.5 million increase in the 2006 fiscal period.

Operating activities - Net cash generated by operating activities was $39.0 million for the nine months ended February 28, 2007, compared to $42.6 million generated in the prior year period.  The increase in net income of $14.1 million (from $27.8 million for the nine months ended February 28, 2006 to $41.9 million for the current period) was offset by, among other things, an adjustment of approximately $10.0 million for the tax benefit arising on exercise of stock options which is required to be disclosed as cash generated by financing activity upon adoption of SFAS 123R effective June 1, 2006. An increase in inventory levels by approximately $4.8 million in fiscal 2007 also adversely impacted the cash generated by operating activities. Approximately $3.5 million of this increase was due to inventory build up of instruments and related parts in anticipation of an increase in instruments shipments in the near term.

Investing activities - For the nine months ended February 28, 2007, $6.0 million of net cash was used in investing activities, primarily for the purchase of property and equipment ($7.7 million), which was offset by proceeds from the maturity of short term investments ($1.6 million).  Planned capital expenditures for fiscal 2007 total approximately $13.5 million, which we intend to finance from our internal resources.

In the first nine months of fiscal 2006, we spent $7.3 million on the purchase of property and equipment.  In the same period, we also acquired Immucor-Kainos, Inc. and paid ¥459 million (approximately $4.2 million) in cash on signing of the purchase agreements. We incurred other costs amounting to $0.5 million relating to this acquisition. Under the terms of the purchase agreements, we are also required to pay an additional ¥300 million (approximately $2.5 million) over three years with payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. As of February 28, 2007, we have paid ¥226 million of this liability.  In addition, a final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

Financing activities - Net cash generated from financing activities totaled approximately $6.8 million for the nine months ended February 28, 2007. During this period, we utilized $4.9 million to repurchase shares of our common stock and $0.9 million to repay a portion of the Immucor-Kainos acquisition liability; we received $2.6 million from the proceeds of stock option exercises and $10.0 million from the excess tax benefit from stock option exercises. Net cash used by financing activities totaled approximately $29.4 million for the nine months ended February 28, 2006. During this period, we repaid long-term debt and capital leases amounting to $8.2 million and utilized $22.3 million to repurchase shares of our common stock; we received $1.0 million from the proceeds of stock option exercises.

Stock Repurchase Program

During the nine-month period ended February 28, 2007, we repurchased 281,969 shares at an average per share price of $17.23, totaling $4.9 million, bringing the aggregate number of shares repurchased to date to 8,232,944 under the program. During the nine-month period ended February 28, 2006, 1,430,100 shares amounting to $22.3 million were repurchased under this program.  An aggregate of 1,142,056 shares were available for repurchase under the program as of February 28, 2007.

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

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  Note that our preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.  Senior management has discussed the development and selection of critical accounting estimates and the related disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

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

•                  Reagent sales

Revenue from the sale of our reagents to end users is recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.  Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•                  Instrument sales

Revenue from the sale of our instruments is generally recognized upon shipment and completion of contractual obligations.  Revenue from rentals of our instruments is recognized over the term of the rental agreement.  Instrument service contract revenue is recognized over the term of the contract.

Beginning in the second quarter of fiscal year 2004, we began recognizing revenue on the sale of instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  Our instrument sales contracts involve multiple deliverables, including the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, providing software interface, and, in some cases, price guarantees for consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation based on the related contractual specifications. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself.  The fair value of a training session is recognized as revenue when services are provided.  If multiple sessions are contractually provided for, and not all training has been completed at the time the instrument is recognized, additional training revenue is recognized upon delivery.  The fair value of first year service is deferred and recognized over the first year of the contract. If the agreement contains price guarantees, the entire sales price is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable prior to the completion of the contract.  The allocation of the total consideration received, which is based on the estimated fair value of the units of accounting, requires judgment by management.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 28, 2007, totaling $45.7 million, and at May 31, 2006, totaling $37.2 million, are net of allowances for doubtful accounts of $1.9 million and $2.0 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently.  In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality.  No material changes have been made to the inventory policy during the third quarter of fiscal 2007.

Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives are continuing to be amortized over their useful lives.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year ended May 31, 2006 resulted in no impairment losses.

Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We also evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances quarterly.  No material changes have been made to the income tax policy during the third quarter of fiscal 2007.

Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense at the grant date fair value. We adopted SFAS 123R effective June 1, 2006, using the modified prospective transition method, which requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. For all share-based payments granted or modified subsequent to the adoption of SFAS 123R, compensation costs are required to be recorded based on fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, we have not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R.

Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the three months ended February 28, 2007 was $0.8 million. As a result of adopting SFAS 123R on June 1, 2006, our pre-tax income for the three months ended February 28, 2007 was $0.8 million lower, and our income after tax was $0.6 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended February 28, 2007 were lower by $0.01 due to the adoption of SFAS 123R.  Total share-based compensation expense included in the Condensed Consolidated Statement of Income for the nine months ended February 28, 2007 was $2.5 million. As a result of adopting SFAS 123R on June 1, 2006, our pre-tax income for the nine months ended February 28, 2007 was $2.5 million lower, and our income after tax was $1.7 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended February 28, 2007 were lower by $0.3 and $0.02, respectively, due to the adoption of SFAS 123R.

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

As of February 28, 2007, there was $5.4 million of total unrecognized compensation cost related to non-vested share based compensation arrangements. This cost is expected to be recognized through June 6, 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.92 years from February 28, 2007.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2006.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk,

contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On January 24, 2007, we reported the settlement of the previously-reported charges against our Italian subsidiary related to an allegedly-improper payment to an Italian physician. On January 18, 2007, the Italian judge approved a plea bargain agreement under which the subsidiary was required to pay a total of approximately $122,000 in fines, penalties, and restitution to a hospital at which the physician worked.  The related charges against Dr. Gioacchino De Chirico, the former president of the subsidiary, have now been sent forward to trial. He indicates he will contest any charges against him. We expect the trial and related appeals to continue for an extended period of time.  The Company and Dr. De Chirico are still seeking to settle the related SEC investigation in the near term.  Except in connection with the settlement with the Italian prosecutor, no determination can yet be made as to whether, in connection with these circumstances, we will become subject to any fines, penalties and/or other charges imposed by any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging violations of the securities laws. The Court has consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, and permitted the filing of an amended consolidated complaint. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that our stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. We believe the claims are without merit, and in March 2006 we moved to dismiss the consolidated complaint. In October 2006, the Court denied the motion to dismiss. We have answered the consolidated complaint denying liability, and the Court has ordered the completion of all discovery by July 15, 2007.  However, on March 12, 2007, the parties informed the Court that a preliminary settlement had been reached, and the Court has set the preliminary approval hearing for April 19, 2007.  If the Court approves the proposed settlement, management believes it will not have a material adverse effect on our financial condition or results of operations.  The Court has made no determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action, and if the Court declines to approve the proposed settlement, we intend to continue to vigorously defend the case.

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

ITEM 1A.  Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2006, as filed with the SEC on August 1, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell unregistered securities during the period covered by this report. The Company did not repurchase any shares of its Common Stock during the quarter ended February 28, 2007.  As of February 28, 2007, an aggregate of 1,142,056 shares of Common Stock remain authorized for repurchase under the Company’s stock repurchase programs.

ITEM 6.  Exhibits.

The Company has filed the following exhibits with this report:

3.1                                 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2                                 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

10.1                           Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse.

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

IMMUCOR, INC.

(Registrant)

Date:	April 5, 2007	By:	/s/ Dr. Gioacchino DeChirico
Dr. Gioacchino DeChirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	April 5, 2007	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

10.1	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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