Form 10-K
period 2007-05-31
IMMUCOR INC
filed 2007-07-27
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

OR

☐                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3130 GATEWAY DRIVE,	30091-5625
P.O. BOX 5625 Norcross, Georgia	(Zip Code)
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

As of November 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,827,047,758, based upon the closing price on The Nasdaq Stock Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of June 30, 2007, there were 69,123,685 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

FORWARD—LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based upon current expectations and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We intend that such statements be protected by the safe harbor created thereby. The risks and uncertainties are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this annual report on Form 10-K. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 1.—Business.

Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood prior to blood transfusion. We continue to place increasing emphasis on the development and sale of instruments and instrument systems that use our proprietary reagents, while promoting increased sales of our traditional reagent product line.

Developments during Fiscal Year 2007

Launch of Galileo® Echo™—In June 2007 we received U.S. Food and Drug Administration (“FDA”) clearance to market our Galileo® Echo™ instrument in the United States. The Echo™ was also recently registered as a CE marked IVD device for distribution in Europe. The Echo™ has many of the features of the Galileo®, our automated assay instrument which caters to large customers, including a broad test menu and quick turnaround time. We expect the Echo™ to appeal to the small- to medium-sized hospital market, the largest segment of our customers, numbering approximately 5,000 to 6,000 worldwide.

Further Market Penetration by the Galileo®—In fiscal year 2007, we continued to increase our market share by signing contracts to sell our Galileo® instrument to several large, prestigious hospitals and laboratories which previously had been using our competitors’ products. We received 114 purchase orders for Galileo® instruments in fiscal 2007. As of May 31, 2007, we had received 481 purchase orders in total for Galileo® instruments worldwide, including 286 in Europe, 193 in North America, and 2 in Japan, and 423 of these instruments were generating reagent revenues.

Improved margins—In fiscal year 2007, we remained focused on the execution of our Customer Loyalty pricing strategies which are detailed below under “Strategy”. We improved our profit margins as a result of implementation of these strategies and conversion of selected group purchasing contracts to standardized pricing.

Industry

We are part of the immunohematology industry, which generally seeks to prevent or cure certain diseases or conditions through the testing and transfusion of blood and blood components. In the U.S., the FDA regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the immunohematology industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See “Regulation.”

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

Because of the critical importance of matching patient and donor blood, highly skilled and educated technologists in hospitals, blood banks and laboratories generally perform procedures for testing compatibility. At present, the majority of these tests are performed manually, making blood testing laboratories much more labor-intensive than other types of testing laboratories. In recent years, most companies in the blood banking industry, including Immucor, have invested in automation and developed new technologies to reduce the labor component of blood testing, and thereby increase their market share and profitability. We believe that our blood bank automation and solid phase testing systems improve test results and reduce time necessary to perform certain test procedures, thereby offering a more cost-effective, accurate and efficient alternative to our customers. See “Instruments and Instrument Systems” below.

We estimate the market for traditional blood bank reagents (those used in manual testing) at approximately $700 to $800 million for North America, Western Europe and Japan, and we believe this market is relatively mature given current technology.

Strategy

Our goal is to increase our share of the worldwide market by automating the blood bank laboratory and firmly establishing ourselves as the world leader in blood bank automation. In order to implement this strategy, we intend to:

i) Increase Instrument Placements—Our strategy is to strengthen our leadership position in the automation of blood bank testing by continuing to expand our base of installed instruments with emphasis on markets in the United States, Western Europe, Canada and Japan. We offer customers a selection of automated analyzers, marketed as Scalable Solutions, which address the various needs of low, medium, and high-volume testing facilities. We use a “razor/razorblade” business model since our instruments are designed to operate only with our proprietary reagents. Once a customer procures an instrument from us, the customer is likely to continue to use our proprietary reagents for all of its needs. We offer several instrument procurement options to place more instruments in the market, including direct sales and rentals.

ii) Convert to Standardized Pricing and Promote Customer Loyalty—We continue to follow our pricing strategy to ultimately convert all major group-purchasing contracts to the standardized tier pricing we use for other customers. We also continue to offer a Customer Loyalty Program, which partially protects our loyal customers from the effects of price increases. We expect these pricing adjustments will continue to have a favorable impact on our financial performance in the near term.

iii) Maximize Revenue Stream per Instrument Placement—Each instrument placed typically provides us with a recurring revenue stream through the sale of reagents and supplies. Our Galileo® and Echo™ blood bank testing systems operate exclusively with our proprietary reagent lines. These reagents command a premium price over traditional products. The average annual revenue per Galileo® placement has averaged over $100,000. We continue to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing reagent usage per placement.

iv) Develop New and Enhanced Products—We continually seek to improve existing products and develop new products to increase our market share and revenues. In the past ten years we have successfully introduced and commercialized a number of automated and semi-automated analyzers and, in June 2007, received clearance to market our Galileo® Echo™ in the U.S. All these instruments are designed to operate exclusively with our proprietary solid phase Capture assays. Our current research and development efforts are directed towards introducing a new version of the Galileo® and expanding the offering of reagent tests for use on the Galileo® and the Echo™.

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

Due to the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated technologists. Depending on the manual test method used (as well as the technical proficiency of the person performing the test), the process can take from 30 minutes to an hour, and if the test results are ambiguous, the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing.

Solid Phase Technology.   Our automated reagent products are part of a proprietary solid phase blood test system, in which one of the reactants (either an antigen or an antibody) is applied or bound to a solid support like a microtitration plate (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In these test systems, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen or antibody reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. Positive reactions adhere to the well as a thin layer and negative reactions do not adhere but settle to the bottom as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Also, in batch test mode these solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

We have obtained FDA clearance for sale of five test systems using our solid phase technology: a platelet antibody detection system, Capture-P; a red cell antibody detection system, Capture-R; Capture-R

Select, used for antibody screening, identification, phenotyping, cross matching and in the weak D test; and two infectious disease tests, Capture-CMV and Capture-S.

Labor costs are the largest component of the total cost of operating a hospital blood bank. We believe our solid phase blood testing system improves test results and, particularly when used on our automated blood analyzers, significantly reduces the time necessary to perform many blood and blood component tests, thereby making significant labor cost savings possible.

Reagents

Most of our current reagent products are used in tests performed prior to blood transfusions to determine the blood group and type of patient and donor blood, in the detection and identification of blood group antibodies, in platelet antibody detection and in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusions using only FDA licensed reagents.

The following table lists the products sold by us, most of which are manufactured by or exclusively for us:

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen’s blood group as either A, B, AB or O.
Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.
Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine cross matching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.
Reagent Red Blood Cells	Detect and identify antibodies in blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.
Rare Serums	Detect the presence or absence of rare red cell antigens.
Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.
Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.
Monoclonal (Hybridoma) Antibody-based Reagents	Detect and identify ABO and other antigens on red blood cells.
Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.
Fetal Bleed Screen Kit	Detect excessive fetal-maternal hemorrhage in Rh-negative women.
Capture-P	Detect platelet antibodies.
Capture-R	Detect and identify unexpected IgG antibodies to red blood cells.
Capture-CMV	Detect antibodies to cytomegalovirus.
Capture-S	Detect antilipid antibodies for syphilis screening.
Capture-R Select	Used for Antibody screening, identification, phenotyping, cross matching and in the weak D test.

Instruments and Instrument Systems

The blood banking industry today is still labor-intensive, and we believe our instruments and instrument systems significantly reduce the amount of time required to perform routine blood compatibility tests.

GALILEO®—The Galileo® provides hospitals, clinical reference laboratories and blood donor centers a fully-automated solution to perform all the routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT), antibody identification, cytomegalovirus (CMV) and syphilis screening. A high throughput instrument, Galileo® can process up to 224 different samples at once, and can perform approximately 70 type-and- screen tests an hour. The Galileo® uses our proprietary Capture reagent product technology and is manufactured exclusively for us by Stratec Biomedical AG.

GALILEO® ECHO™—The instrument was cleared for sale in the U.S. in June 2007 and was also recently registered as a CE marked IVD device for distribution in Europe. The Echo™ has many of the features of the Galileo® including a broad test menu and quick turnaround time with a throughput of 20 different samples at a time, and can perform approximately 14 type-and-screen tests an hour. We expect the Echo™ to appeal to the small- to medium-sized hospital market, the largest segment of our customers, numbering approximately 5,000 to 6.000 worldwide.

CAPTURE WORKSTATION (Semi-automated Processor)—The Workstation has semi-automated components for performing our proprietary Capture assays manually. It is marketed as a back-up system for our fully-automated Galileo® and Echo™, or as a stand alone instrument for small laboratories looking to standardize testing.

ROSYS Plato (Microplate Liquid Handler and Sample Processor)—The ROSYS Plato provides medium-sized donor centers, clinical reference laboratories and large hospital transfusion laboratories with automated liquid and sample handling for processing of microtitration plates, and also uses our proprietary solid phase Capture assays. Our sales strategy is to switch the customers who are using ROSYS Plato to our fully-automated Galileo® system.

ABS2000 (First Generation Blood Bank System)—This automated, “walk-away” blood bank analyzer—our first automated blood bank instrument - is a carousel-based batch analyzer using our proprietary Capture reagent product technology to perform blood typing and antibody screening. Our sales strategy is to switch the customers who are using ABS2000 to our fully-automated Echo™ system.

Collagen

Since 2004, we have produced human collagen mesh at our Houston facility for Inamed Corporation, a global healthcare company and a market leader in the popular dermal filler market, and now a wholly-owned subsidiary of Allergan, Inc. We also produce NouriCel®, a by-product of the human collagen production process. These products form a very small part of our business with fiscal 2007 revenue of $4.1 million. We have terminated the Inamed contract effective July 2008 due to our plan to close our Houston facility.

Products under Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to their sale, any new product requires licensing or pre-market clearance from the FDA. As of May 31, 2007, we employed 25 technical personnel whose specific duties are to improve existing products and develop new products. We also have established relationships with other individuals and institutions that provide similar services, and we expect that we will continue to form and maintain such relationships. We intend to continue focusing our product development efforts primarily in blood bank automation, solid phase technology and in areas that may also be useful in the development of these products. For the fiscal years ended May 31, 2007, 2006 and 2005, we spent approximately $6.4 million, $4.6 million and $4.5 million, respectively, for research and development. We may in the future acquire related technologies and product lines, or the companies that own them, for growth and to improve our ability to meet the needs of our customers.

Blood Bank Automation—We plan to continue development of the Galileo® automated blood bank instrument, including new assays, software and hardware improvements. New assays are also in development for the Galileo® Echo™ platform, and planning is also underway for future software and hardware improvements.

KODE Biotech Limited Technology Licensing Agreement—In July 2005, we signed a comprehensive technology licensing agreement with KODE Biotech Limited (formerly Kiwi Ingenuity Limited) to use its KODE™ technology platform to create a quality control system for blood group typing. KODE Biotech Limited, in association with the Auckland University of Technology Biotechnology Research Institute, has developed a range of KODE™ technology platforms which allow for the attachment of molecules to the outside of cells, thereby resulting in a quality control system for blood grouping.

Marketing and Distribution

Our potential U.S. customers are blood banks, hospitals and clinical laboratories. We maintain an active client base of over 7,500 customers worldwide, and no single customer purchases in excess of 5% of our current annual sales volume. We believe there is a slight amount of seasonality to our sales activity as fewer donations and elective surgical procedures are performed in our first quarter (June-August) and third quarter (December-February).

We market and sell our products directly through 158 sales, marketing and distribution personnel employed by us in the U.S., Canada, Europe and Japan. As of May 31, 2007, besides the 158 personnel employed by us, we use eight sales agents in Italy. We have hired highly experienced personnel with in-depth knowledge of the blood bank diagnostic business. We also conduct extensive training of our sales force and sponsor workshops in the U.S., Europe, Latin America, and Asia for customers and potential customers.

There is no material backlog of reagent revenues. At May 31, 2007, as required by U.S. generally accepted accounting principles, we had not recognized revenue from instrument sales contracts which had five-year price protection to customers on our reagents amounting to approximately $19.7 million. In fiscal year 2007, approximately 71% of consolidated net sales were generated in the U.S. With expected penetration of markets in the rest of the world, the percentage contribution from sales outside the United States is likely to increase in the future.

Suppliers

We obtain raw materials from numerous outside suppliers. We are not dependent on any single supplier, except for two manufacturers of instrumentation, Bio-Tek Instruments, Inc. for the Galileo® Echo™ and Stratec Biomedical AG for the Galileo®. We also have a joint manufacturing arrangement with Celliance Ltd. (a subsidiary of Millipore Corporation), for some of our monoclonal antibody-based products. We believe that our business relationship with our suppliers is excellent. We believe that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take one to two years.

Certain of our products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. To date, we have not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing our products, but there can be no assurance that a sufficient supply of such blood will always be available to us.

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, European, Japanese and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

In the U.S., an FDA facility license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. Further, a sample of each production lot of many of our products must be submitted to and cleared by the FDA prior to their sale or distribution. In 2006, we consolidated the Gamma Biologicals, Inc., Houston facility (U.S. Government Establishment License No. 435) under the Immucor, Inc. License No. 886, and the Houston facility now operates under the Immucor, Inc. name.

In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation.

For example, we hold several FDA product licenses to manufacture blood-grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biological product license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for a new product or instrument. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses or instrument clearances will be obtained by us.

In fiscal 2006, all our manufacturing facilities worldwide successfully transitioned their quality management system from ISO 13485:1996 to the next revision of the standard, ISO 13485:2003. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as Europe and Canada. In addition, to continue marketing our products to the European Union, we are required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE mark on our products that allows products free access to all countries within the European Union. We successfully completed certifications for CE marking of all products manufactured for the European market.

In addition to the U.S., Europe, Canada and Japan, there are multiple countries worldwide that also impose regulatory barriers to market entry. We continue to maintain product registrations and approvals necessary to maintain access to foreign markets.

In North America, we have hired and retained several employees who are highly experienced in FDA and other regulatory authority compliance, and we believe that our manufacturing and on-going quality control procedures conform to the required statutes, regulations and standards.

Environmental

We generate hazardous waste and have a U.S. Environmental Protection Agency identification number. All hazardous material is manifested and disposed of properly. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

Patents, Trademarks and Royalties

Since 1986, the U.S. Patent Office has issued to us six patents pertaining to our solid phase technology, one of which expired in 2003 and another in September 2006. The remaining four patents expire in 2007, 2008, 2010 and 2012. We believe the remaining patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our solid phase products. In addition, the requirement to register products with the FDA and have them produced at an FDA-licensed facility acts as an additional barrier to entry into this market.

Our solid phase technology was initially acquired in 1983 from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement that terminated on September 8, 2006. Under that agreement we have expensed the Blood Center royalties equal to 4% of the net sales from products using the solid phase technology, including for the fiscal years ended May 31, 2007, 2006 and 2005 approximately $237,000, $848,000, and $523,000, respectively.

We have registered the trademark “Immucor” and “Gamma” and several product names, such as “ABS2000”, “ImmuAdd”, “Capture”, “Capture-P”, “MCP”, “Capture-R”, “Ready-Screen”, “Ready-ID”, “Capture-CMV”, “Galileo” and “ECHO”. Dominion Biologicals, Limited, our wholly-owned Canadian subsidiary in Halifax, Nova Scotia, has registered the trademark “NOVACLONE”.

Through the acquisition of the BCA blood bank division of Biopool International, Inc. (now known as Trinity Biotech Manufacturing Ltd.), we acquired several registered trademarks but produce only one of the products with the registered trademark “RESt”. We continue to distribute four products manufactured by Trinity Biotech Manufacturing Ltd.

Trademarks Used in this Report

We claim rights to the following trademarks used in this report:

ABS2000®
Capture®
Capture-CMV®
Capture-P®
Capture-R®
Echo™
Galileo®
Gamma®
ImmuAdd®
Immucor®
MCP®
NOVACLONE®
Ready-ID®
Ready-Screen®
RESt®

This report also refers to the following products for which trademarks are claimed by other companies:

“KODE” (KODE Biotech Limited)
“NouriCel” (SkinMedica, Inc.)
“ROSYS Plato” (Qiagen, Inc.)

Competition

Competition in the immunohematology industry is based on quality of product, pricing, talent of the sales forces, ability to furnish a range of quality existing and new products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. In the past several years, we have maintained our overseas sales and increased our domestic reagent market share. We believe that this is due to our emphasis on product quality, innovative automated systems, introduction of new and specialty products, customer service and training.

In the United States, Ortho-Clinical Diagnostics (“Ortho”), a Johnson & Johnson company, is our main competitor with licenses to manufacture an extensive line of blood banking reagents. A small line of reagent red blood cells manufactured in Europe by Medion Diagnostics GmbH is distributed by Olympus America, Inc. (“Olympus”) in the U.S. market, but this product line lacks many traditional reagents required by the blood bank industry. We have been the North American market leader since 1999. We seek to increase our worldwide market share through the use of our experienced direct sales force and expansion of our product line based on our blood bank automation strategy and solid phase technology.

Our Galileo® instrument was introduced to the major European countries in 2002 and in the U.S. market in 2004. Throughput for ABO/Rh and antibody screening on the Galileo® is 70 tests per hour. This is an important feature for the European market where most of the laboratories are open for one shift per day and the testing is condensed into an eight-hour testing period versus a 24-hour testing period in the United States. We believe that none of the instruments currently marketed are as fast as the Galileo®. The instrument speed coupled with our broad test menu gives the Galileo® the advantage in the U.S. market as well.

In 2003, Ortho, through its Micro Typing Systems subsidiary, began marketing the Ortho ProVue™ in the U.S. Throughput for ABO/Rh and antibody screening is believed to be eight to ten tests per hour and it uses the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. Ortho also competes in the European market with the AutoVue™ instrument with a throughput for ABO/Rh and antibody screening of approximately 25 tests per hour. This system, which has been on the market for about 10 years, uses Ortho Biovue column agglutination. The only Immucor instruments with which the ProVue™ and the AutoVue™ currently competes directly are the ABS2000 and the newly developed Galileo® Echo™. We believe the Echo™ and ABS2000’s use of traditional reagents for ABO and Rh type combined with our proprietary technologies for antibody screen offers a competitive price advantage over these instruments.

Olympus has also developed an automated analyzer for the blood donor market. The instrument, known as PK7200, has been on the market for a number of years. The instrument performs only ABO/Rh testing, CMV and syphilis screening, and does not perform antibody screening. In May 2007, Olympus received FDA clearance to market their next generation instrument, PK7300 which performs donor ABO/Rh grouping, including Weak D testing, and Rh and Kell phenotyping. Due to lack of a broad menu and their inability to penetrate the market, we do not believe the Olympus PK instruments will have a material adverse effect on our revenue or instrument strategy in North America.

In 2005, Biotest AG, a German pharmaceutical and diagnostic company (“Biotest”) received U.S. clearance to market the Tango, a fully-automated instrument to perform ABO/Rh and antibody screening. The Tango has been sold in Europe and other markets by Biotest for several years, but has not been favorably accepted in the U.S. market.

Biotest presently has FDA licenses to sell six reagent products in the U.S., as well as the special reagents used by the Tango. We believe that Biotest plans to introduce a complete line of traditional reagents to the U.S. market and that it will take between 6 to 12 months for Biotest to complete that line.

DiaMed AG, a Swiss company, has marketed in Europe the Walk Away Diana instrument that is manufactured by Grifols, a Spanish company. This system uses DiaMed’s proprietary gel cards and is the same instrument that is marketed as the ProVue™ by Ortho in the U.S. DiaMed has recently introduced the fully-automated Techno instrument for larger laboratories, which is similar in performance to the Ortho AutoVue, as well as the semi-automated Swing instrument. These instruments also use DiaMed’s proprietary gel cards. It is too early to predict how successful they will be. Grifols produces a line of gel cards which are sold principally in Spain, Portugal and Latin America. These cards will probably be more widely marketed as DiaMed’s patents for the gel technology continue to expire.

Bio-Rad Laboratories, a U.S. company, recently announced an agreement to acquire DiaMed. If that transaction closes, the Company believes Bio-Rad could become a significant competitor in Europe as soon as the transaction closes, and could become a significant competitor in North America within five years.

We jointly manufacture some of our monoclonal antibody-based products with Celliance Ltd (“Celliance”) (a subsidiary of Millipore Corporation) under a 5-year contract expiring in January 2008. Under a former provision of the contract, Celliance was prohibited from actively selling its branded finished products to end users in North America and Western Europe. However, this restriction terminated in July 2006 upon the sale of Celliance’s parent corporation. However, we believe lifting of this restriction is not likely to have any material impact on our business.

We believe that we are well positioned to compete favorably in the blood bank business principally because of the completeness of our product line, reliability and quality of our products, competitive pricing structure and introduction of new innovative products such as blood bank automation coupled with our Capture products (see Reagents, and Instruments and Instrument Systems). Continuing research efforts in the area of blood bank automation (see Products under Development), the experience and expertise of our sales personnel (see Marketing and Distribution) and the expertise of our technical and customer support staff will enable us to retain our competitive advantage in the market.

Financial Information about Geographic Areas

We conduct our business globally with manufacturing facilities in the United States and Canada. We have sales operations in several European countries and Japan. Roughly 30% of our revenues are generated by our international affiliates. In addition to the potentially adverse impact of foreign regulations, see “Regulations,” we may also be affected by tougher market conditions which could impact our revenues and profit margins. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the competitiveness of our products and our profit margins, because our affiliates sell our products predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar.

For financial information about geographic areas, see Note 15 “Domestic and Foreign Operations” of the notes to the consolidated financial statements.

Employees

At May 31, 2007, together with our subsidiaries, we had a total of 610 full-time employees (an increase of 47 during the fiscal year, principally sales and service personnel added in the U.S. in anticipation of the launch of the Echo™). We had 402 full-time employees in the U.S., of whom 65 were in sales and marketing, 275 were in manufacturing, research and distribution, and 62 were in administration. In Germany, Portugal, Italy, Spain, Canada, Belgium and Japan, we had 208 full-time employees, 93 of whom worked in sales and marketing, 75 in manufacturing, research and distribution, and 40 in administration.

As in the past, we experienced a low staff turnover rate in fiscal 2007. There are no Company employees that are represented by a union. We consider our employee relations to be good.

Available Information

We file reports, proxy statements and other information under the Securities Exchange Act of 1934, as amended (the “1934 Act”) with the Securities and Exchange Commission (the “Commission”). Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may be accessed free of charge through our website at www.immucor.com under “About Us/Investor Information/SEC Filings”. The information may also be accessed at the Commission’s web site at (www.sec.gov).

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

Substantially all our reagent products are produced in our Norcross facility. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Norcross facility, and we currently have no plans to develop a third-party reagent manufacturing capability. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

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

In November 2005, we announced plans to close our manufacturing facility located in Houston, Texas and to consolidate production at the facility into our Norcross, Georgia and Halifax, Nova Scotia manufacturing facilities. We expect that process to be completed by December, 2007. Any major delays, including regulatory delays, or higher than expected consolidation costs could limit or delay realization of the increased efficiencies that we expect to realize from this closure and could negatively impact our operating results.

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

For many of the hospitals, blood banks and other institutions to which we offer our products, the purchase of one of our instrument systems represents a significant capital expenditure. Some of these customers may choose to delay significant capital expenditures such as the purchase of an instrument from us because of limited capital resources or for other reasons. Because our business operates on a “razor/razorblade” model, any delays in purchasing our instruments would also result in delayed purchases of our proprietary reagents. As a result, our revenues and financial results could be adversely affected.

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

Our business is concentrated in North America and in order to continue to successfully grow our business, we must expand sales of our products outside North America.

In recent years approximately 80% of our revenues and 95% of our net income were generated from sales in North America, and these sales have been at increasingly larger gross margins. These results could be significantly and negatively impacted if current or new competitors increased their competition based on price, thereby potentially reducing our market share and gross margins. In order to mitigate that risk, we must expand our sales profitably outside North America. An integral part of our strategy is to place our instruments in additional markets, particularly in Japan. In furtherance of this strategy, we recently acquired the blood banking business of our former distributor in Japan. Our ability to grow successfully in Japan and other markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2007, our foreign net sales, including net U.S. export sales to unaffiliated customers, accounted for approximately 29% of our total net sales. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, Canadian Dollar and Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our foreign sales would increase this exposure. We have not historically hedged against currency exchange rate fluctuations, but may do so in the future if the exposure increases.

We cannot predict the outcome of pending governmental investigations and other pending legal matters.

As discussed under Item 3—Legal Proceedings below, our Italian subsidiary and Dr. Gioacchino De Chirico, our CEO and the former president of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy relating to payments to certain Italian physicians and the SEC has also issued a formal investigative order relating to certain of these matters. Our subsidiary settled the charges in Italy on terms that were not material to our financial condition. Dr. De Chirico has contested the charges against him, and they have been sent forward for trial. We expect the trial and related appeals to continue for an extended period of time. The Company and Dr. De Chirico are still seeking to settle the related SEC investigation in the near term. These investigations have resulted in, and may continue to result in, a diversion of our management’s time and attention, particularly Dr. De Chirico’s, and the incurrence of increased costs, as his case moves forward.

Our financial performance is highly dependent on the timely and successful introduction of new products and services.

Our financial performance depends in large part upon our ability to successfully develop and market next generation and new instruments and other products in a rapidly changing technological and economic environment. If we fail to successfully identify new product opportunities and timely develop and introduce new instruments that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer. We recently launched our Galileo® Echo™ instrument mainly for small- to medium-sized hospitals. If the introduction of this or other next-generation instruments were to be delayed due to regulatory, development, or other obstacles, our revenues, earnings and market share could be negatively impacted. Additionally, our next generation instruments must compete with current and future instruments offered by our competitors.

We are dependent on some single source suppliers.

We purchase certain instruments and reagents from single source suppliers. See “Business—Suppliers”. The disruption of such supply relationships could impair our ability to process, manufacture and test products or cause us to incur costs associated with the development of alternative sources. In addition, in some instances, FDA clearance would be required to replace or substitute a supplier or component that we use. Any such disruption could result in delays in making product shipments, which could have a material adverse effect on our financial condition and results of operations.

We may be unable to adequately protect our proprietary technology.

Our ability to compete depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by our various patents or with regard to licensed intellectual property, that the licenses will not be terminated. Although one of the two original patents on our proprietary solid-phase technology expired in August 2003 and the other in September 2006, we believe our remaining patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our solid phase products. In addition, the requirements to register products like these with the FDA, and have them produced at an FDA-licensed facility, act as an additional barrier to entry into this market. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

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

FDA clearance generally is required before we can market new instruments or reagents in the United States or make significant changes to existing products. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

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

The industry and market segment in which we operate are highly competitive, and we may not be able to compete effectively with larger companies with greater financial resources than we have.

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

Although product liability claims in our industry are infrequent, the expansion of our business in an increasing litigious business environment may expose us to product liability claims related to the products we sell. We maintain insurance that includes product liability coverage and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

Item 1B.—Unresolved Staff Comments.

Not applicable.

Item 2.—Properties.

Our corporate office and main manufacturing facilities along with laboratories and warehouses are located in Norcross, a suburb of Atlanta, Georgia. In fiscal 2007 we signed new leases for approximately 45,000 sq. ft. in Norcross to support services for the Echo™ and to address anticipated growth in business and planned closure of our Houston facility. We are committed to lease additional 12,700 sq. ft. in Norcross in June 2009. We lease all our properties except the Houston plant, Canadian plant and the Belgium distribution center, none of which are encumbered as security for any loan. Listed below are the locations and other details of all the properties leased and owned by us:

		Fiscal 2007
	Square feet	Lease Expense	Expiration dates of the leases
Production facilities:
Norcross, US	166,729	$923,000	7 buildings with leases expiring between fiscal 2008 & fiscal 2017
Houston, US	42,074	n/a	Company owned
Halifax, Canada	15,000	n/a	Company owned
Distribution centers:
Germany	7,106	$262,981	April 2009
Italy	2,789	$131,611	Between November 2007 & April 2012
Belgium	4,593	n/a	Company owned
Spain	1,030	$64,360	September 2009
Portugal	395	$24,549	Between November 2008 & May 2010
Japan	1,545	$180,490	January 2010

We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases which are expiring in the near term.

Item 3.—Legal Proceedings.

As previously reported, our Italian subsidiary and Dr. Gioacchino De Chirico, our Chief Executive Officer and the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. De Chirico was charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary was charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. In January 2007 our Italian subsidiary settled the charges in Italy on terms that were not material to our financial condition. Dr. De Chirico has vigorously denied any wrongdoing and is contesting the charges against him, which have been sent forward for trial. The trial is expected to begin sometime this fall and to continue well into 2008, and appeals of an unfavorable verdict could take several years.

An investigation into these matters by the Audit Committee of our Board of Directors concluded that the €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act. We reported this violation to the SEC, who thereafter issued a formal investigative order. The Company and Dr. De Chirico have been seeking to settle the SEC investigation, but no determination can yet be made as to whether we will become subject to any fines, penalties and/or other charges imposed by the SEC or any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging that our stock prices during part of 2004 and 2005 were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements. These cases were consolidated under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD. In May 2007 we entered into an agreement to settle these lawsuits. Under the settlement agreement, our insurance carrier has agreed to pay $2.5 million to the plaintiff class in consideration of an absolute and unconditional release of all claims against us and the individual defendants. Our only costs are legal expenses, which have been expensed as incurred. The Court has given its preliminary approval to the terms of the settlement. The settlement is contingent upon various conditions, including but not limited to final approval by the Court after notice to the class and a hearing scheduled for September 20, 2007. It is not certain the settlement will receive final approval from the Court nor be upheld if challenged on appeal.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. We do not believe any on-going legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position or future results of operations.

Item 4.—Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote of the security holders.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported on The Nasdaq Stock Market.

	High	Low
Fiscal Year Ended May 31, 2007
First Quarter	$21.23	$16.86
Second Quarter	27.98	20.67
Third Quarter	34.07	26.55
Fourth Quarter	35.99	27.47
Fiscal Year Ended May 31, 2006
First Quarter	$24.00	$15.11
Second Quarter	18.90	14.37
Third Quarter	20.91	15.14
Fourth Quarter	21.56	16.03

As of June 30, 2007, there were 456 holders of record of our common stock, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Stock Split

We distributed a three-for-two stock split on May 15, 2006 to the shareholders of record on April 24, 2006 which resulted in the issuance of 22,685,368 shares of common stock, net of 98 fractional shares which were paid in cash. The stock split was the eighth for the Company since its initial public offering in December 1985.

Dividend Policy

We have not declared any cash dividends with respect to our common stock during the previous two fiscal years. We presently intend to continue to retain all earnings in connection with our business.

Equity Compensation Plan Information

In 2005 our Board of Directors adopted, and the shareholders approved, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management will be able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The number of shares of our common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000 and for grants of incentive stock options is also 1,800,000. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

The following table provides information as of May 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities	Weighted average	Number of
	to be issued upon exercise	exercise price of	securities remaining
	of outstanding options,	outstanding options,	available for
Plan category	warrants and rights	warrants and rights	future issuance ***
Equity compensation plans approved by security holders *	2,317,962	$8.08	3,175,847
Equity compensation plans not approved by security holders **	1,365,542	$1.01	—
Total	3,683,504	$5.46	3,175,847

                 * Includes our 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Long-Term Incentive Plan.

          ** Includes our 1990 Stock Option Plan and 1995 Stock Option Plan.

   *** Number of securities available for future issuance represents securities available under the 2005 Long-Term Incentive Plan. At May 31, 2007, options had been granted under the 2005 Long-Term Incentive Plan to purchase 304,079 shares of common stock and 127,105 shares of restricted stock had been granted; all of the 3,175,847 remaining shares, which include 7,031 cancelled awards, are available for issue under the 2005 Long-Term Incentive Plan; 1,498,352 shares can be issued as stock options and 1,677,495 shares can be issued as restricted stock or other non-option awards after May 31, 2007. No securities are available for future issuance under any of the other plans which were frozen when the 2005 Long-Term Incentive Plan was adopted. For a description of the material features of these plans, see Note 11 to the consolidated financial statements.

Stock Repurchase Program

We are currently authorized to repurchase in aggregate up to 9,375,000 shares of our common stock under the stock repurchase program instituted in June 1998 with the initial authorization to repurchase up to 6,075,000 shares of our common stock. Since 1998, we have repurchased shares of our common stock having an aggregate value of approximately $50.9 million. During the fiscal year ended May 31, 2007, we repurchased 281,969 shares for approximately $4.9 million at an average per share price of $17.23, bringing the aggregate number of shares to 8,232,944 repurchased under that program through May 31, 2007. As of May 31, 2007, 1,142,056 shares were available for repurchase under the program.

We did not repurchase any shares of our common stock under our stock repurchase plan during the three-month period ended May 31, 2007.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock for the last five fiscal years with the total return of the S & P 500 and a Peer Group Index for our last five fiscal years. With the acquisition of Gamma Biologicals, Inc. during fiscal year ended May 31, 1999, the only other public company engaged in the blood bank reagent business is Johnson & Johnson through its Ortho-Clinical Diagnostics business unit. Due to the size and diversity of Johnson and Johnson, we do not believe it to be a true peer. For this reason, the Peer Group is comprised of the following publicly traded companies: (1) Biosite, Inc.; (2) Meridian Bioscience, Inc.; (3) Gen Probe, Inc.; and (4) Ventana Medical Systems, Inc., which we consider peers because they are medical technology companies without large pharmaceutical operations.

The Peer Group selected by us was revised this year to replace Alpha Innotech Corp. (formerly Xtrana, Inc.) with Gen Probe, Inc. and Ventana Medical Systems, Inc. because Alpha Innotech Corp. is no longer considered to be in a similar business as ours. There were no other changes made to the Peer Group. The peer group previously used by us, which includes (1) Alpha Innotech Corp. (formerly Xtrana, Inc.), (2) Biosite, Inc., and (3) Meridian Bioscience, Inc. (the “Old Peer Group”), is shown in the charts below for comparative purposes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Immucor, Inc., The S&P 500 Index,
A New Peer Group And An Old Peer Group

	5/02	5/03	5/04	5/05	5/06	5/07
Immucor, Inc.	100.00	165.04	360.81	872.21	709.79	1232.96
S&P 500	100.00	91.94	108.79	117.75	127.92	157.08
New Peer Group	100.00	127.17	218.25	263.83	324.17	389.00
Old Peer Group	100.00	136.57	134.61	197.67	217.19	377.44

* $100 invested on 5/31/02 in stock or index-including reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Item 6—Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2007	2006	2005	2004	2003
			(1)	(1)(2)	(1)(2)
Statement of Income Data:
Net sales	$223,678	$183,506	$144,786	$112,558	$98,648
Cost of sales	65,923	61,969	57,541	50,488	42,939
Gross profit	157,755	121,537	87,245	62,070	55,709
Operating expenses:
Research and development	6,354	4,623	4,463	3,749	2,051
Selling, general, and administrative	58,738	51,185	45,530	36,619	31,354
Restructuring expenses	1,051	2,689	—	—	—
Total operating expenses	66,143	58,497	49,993	40,368	33,405
Income from operations	91,612	63,040	37,252	21,702	22,304
Other:
Interest income	2,841	978	624	41	127
Interest expense	(432)	(516)	(662)	(881)	(2,406)
Other (expense) income—net	133	(342)	767	(598)	158
Total other	2,542	120	729	(1,438)	(2,121)
Income before income taxes	94,154	63,160	37,981	20,264	20,183
Income taxes	34,086	23,317	14,071	7,726	5,813
Net income	$60,068	$39,843	$23,910	$12,538	$14,370
Income per share:
Per common share—Basic	$0.88	$0.59	$0.35	$0.19	$0.23
Per common share—Diluted	$0.85	$0.56	$0.34	$0.18	$0.21
Weighted average shares outstanding:
Common shares	68,441	68,004	67,699	66,387	63,458
Common shares—assuming dilution	70,669	71,401	71,350	70,491	68,210

	May 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$162,865	$92,883	$70,945	$48,261	$40,872
Total assets	275,478	191,687	157,613	124,417	116,886
Long-term obligations, less current portion	3,488	3,980	2,991	7,216	18,231
Retained earnings	179,768	119,700	79,857	55,956	43,426
Shareholders’ equity	219,448	143,871	117,432	92,953	73,695

  (1) All share and per share amounts have been retroactively adjusted to reflect the May 2006, December 2004, July 2004, November 2003 and September 2002 three-for-two stock splits.

       (2) Certain salary expenses for the years ended May 31, 2004 and 2003 have been reclassified to conform to the current year presentation; these reclassifications impact Cost of sales and Selling, general and administrative expenses.

  (3) No cash dividend was declared during any of the five years.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to “Forward Looking Statements” following the Index and Item 1A “Risk Factors” of this Form 10-K

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to blood transfusion. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Germany, Italy, Belgium, Spain, Portugal and Japan.

The FDA regulates all aspects of the immunohematology industry, including marketing of reagents and instruments used to detect and identify blood properties. Our industry has been very labor intensive but in recent years it has made noticeable advances in automating certain manual processes. We believe that companies that successfully introduced new technologies and automated products have seen their profitability improve.

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In June 2007, we received FDA clearance to market our latest instrument, Galileo® Echo™, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories.
Echo™ uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo™ and Galileo® instruments and the sale of Capture products in the near term. Instruments and Capture products currently account for approximately 27% of our revenues.

Performance

In fiscal 2007 we continued to focus on increasing revenue and improving gross margins, using the strategies we first implemented in fiscal 2005. We also concentrated our efforts on ensuring that the Echo™ was ready for submission to the FDA for clearance and would start generating revenue in fiscal 2008. As part of this effort, we made changes in our organization structure, and hired and trained additional sales and technical personnel to ensure the smooth introduction of this new product. We also continued to place Galileo® instruments in the market. During fiscal 2007, we received purchase orders for 114 Galileo® instruments.

Our overall gross margin increased to 71% for fiscal year 2007 from 66% achieved in fiscal year 2006 and 60% achieved in fiscal 2005. The 22% increase in revenue and a 6% improvement in overall gross margin during the year ended May 31, 2007, as compared to the prior year period, were mainly attributable to the price increases introduced in fiscal 2006 and 2007. Our reporting of revenue and gross margins is affected by the application of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The accounting treatment mandated by this pronouncement results in the deferral of certain revenue for sales agreements that have multiple deliverables while the related costs are recorded up-front. As of May 31, 2007, May 31, 2006 and May 31, 2005, we had deferred revenue liabilities of approximately $19.7 million, $16.1 million and $7.6 million, respectively, and a major portion of these balances related to the deferral of revenue from sale of instruments.

In fiscal 2007, we were again successful in containing operating expenses which rose by only 13% while revenues increased by 22%, which translated into a 51% increase in net income compared to the prior year. Increased revenues, improved gross margin, and containment of expenses contributed to our achieving a third consecutive record year of growth in terms of revenue and net income. This is reflected in the increase in our cash resources and short-term investments from $55.7 million at May 31, 2006 to $113.6 million at May 31, 2007.

Business Outlook

For fiscal 2008, our primary focus will be in successfully introducing and marketing our new instrument, the Galileo® Echo™ to small and medium-size customers. We will also continue to focus on placing Galileo® instruments with larger customers. Over the next few years, we expect our core business to shift gradually from being mainly a supplier of traditional reagents to being a major supplier of automated instruments that use our proprietary Capture technology and products. Simultaneously, we intend to increase our research and development efforts to introduce the next version of the Galileo® with additional and improved features. However, with the probable change in sales mix as more instruments are sold, it could be difficult to sustain the overall gross margin of 71% achieved in fiscal 2007. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, there is likely to be further pressure on our overall gross margin because we are required by EITF 00-21 to expense the cost of instruments up-front and then spread the revenue over the entire period of sale contracts with reagent price guarantees, and we will need to hire additional service personnel to support the Echo™ launch. We expect to improve our margins on reagents but at a slower rate than those achieved in the last three years.

Listed below are the key factors which we expect will drive revenue and improve reagent gross margins in fiscal 2008:

•       Introduction of Galileo® Echo™

We expect to further improve our competitive position going into fiscal 2008 through the launch of the Galileo® Echo™, which is being released in European and U.S. markets in the first quarter of fiscal 2008. Galileo® Echo™ is significantly smaller and faster than our ABS2000, and has substantially all of the features of our larger instrument, Galileo®, apart from lower throughput. We believe the Galileo® Echo™ will appeal to the small- to medium-sized hospital market, the largest segment of our customers (approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument was previously marketed. We expect to gradually increase our share in this market and increase revenues from sales of our Capture products.

•       Increased market penetration by Galileo®

We expect Capture revenues to increase in fiscal 2008, as we continue to increase Galileo® placements. As of May 31, 2007, we have received purchase orders for 286 Galileo® instruments from European customers since introducing the Galileo® to the European market in the first quarter of fiscal 2003. Additionally, as of May 31, 2007: 177 Galileo® purchase orders have been received from U.S. customers since FDA clearance was received in April 2004; 16 Galileo® purchase orders have been received from Canadian customers since Health Canada clearance was received in July 2004; and two purchase orders have been received from Japanese customers since Ministry of Health clearance was received in July 2004. As of May 31, 2007, 423 of these instruments were generating reagent revenues.

•       Expanding our Customer Loyalty Program

We continue to offer our Customer Loyalty Program to expand reagent utilization throughout our customer base. The program promotes customer loyalty and higher sales volumes while partially shielding our more loyal customers from the effects of price increases.

•       Increased manufacturing efficiencies

Our decision to consolidate manufacturing operations in Norcross, Georgia and close the Houston, Texas facility by December 2007 will further reduce overheads and improve margins and net income.

Results of Operations

Comparison of Years Ended May 31, 2007 and May 31, 2006

	For the Year Ended May 31,		Change
	2007	2006	Amount	%
	($ in thousands)
Net Sales	$223,678	$183,506	$40,172	22%
Gross profit	157,755	121,537	36,218	30%
Gross profit percentage	71%	66%	n/m	6%
Operating expenses	66,143	58,497	7,646	13%
Income from Operations	91,612	63,040	28,572	45%
Non-operating income	2,542	120	2,422	n/m
Income before income tax	94,154	63,160	30,994	49%
Provision for income tax	34,086	23,317	10,769	46%
Net income	$60,068	$39,843	$20,225	51%

Improved sales and margins, along with a proportionately lower increase in operating expenses, resulted in an increase in net income for fiscal 2007 of $20.2 million, 51% higher than fiscal 2006. Of the $7.6 million, or 13%, increase in operating expenses, stock compensation expense relating to the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), effective June 1, 2006, accounted for $3.1 million and the weakening of the U.S. Dollar against the Euro in fiscal 2007 accounted for approximately $1.4 million. A large portion of the remaining increase was related to the launch of Echo™ and the anticipated growth of our instrument business. The expense relating to the adoption of SFAS 123(R) and the impact of the weakening of the U.S. Dollar against the Euro together accounted for 59% of the $7.6 million increase in the operating expenses. Diluted earnings per share totaled $0.85 for fiscal 2007, as compared to diluted earnings per share of $0.56 for the prior year, an increase of 52%.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 73% and 89%, respectively, of our revenue and operating income in fiscal 2007 compared to 71% and 90%, respectively, in fiscal 2006.

Net sales

	For the Year Ended May 31,		Change
	2007	2006	Amount	%
	($ in thousands)
Traditional reagents	$159,941	$132,745	$27,196	20%
Capture products	42,720	34,315	8,405	24%
Instruments	16,927	12,517	4,410	35%
Collagen	4,090	3,929	161	4%
	$223,678	$183,506	$40,172	22%

The 20% growth in traditional reagent revenue (i.e. products not using our patented Capture technology) in fiscal 2007 compared to fiscal 2006 occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 70% of our revenue. We expect the significance of this line of products to gradually decline as we place more instruments in the market and increase sales of our Capture products.

Sales of Capture products increased by $8.4 million, or 24%, in fiscal 2007 compared to fiscal 2006 mainly due to volume increase ($3.4 million) and price increases ($2.3 million) in the U.S., exchange rate gains of $1.0 million due to strengthening of Euro against the U.S. Dollar and an increase of $1.7 million was attributable to our foreign affiliates. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we succeed in placing more instruments in the market, we expect revenue from Capture products to increase.

Revenue from instruments increased by 35% in fiscal 2007 compared to fiscal 2006. In fiscal 2007, $8.4 million of deferred revenue was recognized from previously placed instruments compared to $5.5 million recognized in fiscal 2006. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In fiscal 2007 approximately $11.9 million of instrument sales and associated service revenues were deferred in this manner, compared to $13.8 million in fiscal 2006. As of May 31, 2007 and May 31, 2006, deferred instrument and service revenues totaled $19.7 million and $16.1 million, respectively. We expect to place more Galileo® instruments in the market and begin generating revenues from the sale of our new Galileo® Echo™ instruments for which we received FDA clearance in June 2007.

Human collagen forms a very small part of our business, and we expect to discontinue this product in fiscal 2009 when our manufacturing commitment expires.

Gross margin

	For the Year Ended May 31,
	2007		2006		Change
	Amount	Margin %	Amount	Margin %	Amount	%
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents	$121,666	76%	$95,106	72%	$26,560	28%
Capture products	35,822	84%	27,662	81%	8,160	29%
Instruments	(549)	-3%	(2,480)	-20%	1,931	78%
Collagen	816	20%	1,249	32%	(433)	-35%
	$157,755	71%	$121,537	66%	$36,218	30%

Overall gross margin improved during fiscal 2007 to 71%, up from 66% in fiscal 2006, due to improvement in margins in all three main categories of our business. Gross margin on traditional reagents improved by 4% to 76% primarily due to price increases. The gross margin on Capture products improved by 3% to 84% due to volume and price increases. In the case of instruments, comparing gross margin from period to period can be misleading because of the way revenue and cost for certain types of instrument sales are recorded. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the agreement. For fiscal 2007, the gross margin on instruments was a negative 3% and, for fiscal 2006, it was a negative 20%. In fiscal 2007, we deferred $1.9 million less revenue ($11.9 million in fiscal 2007; $13.8 million in fiscal 2006) from sales of instruments and recognized $2.9 million more revenue ($8.4 million in fiscal 2007; $5.5 million in fiscal 2006) compared to fiscal 2006. Both these factors largely contributed towards the improvement of margin on instruments. The gross margin on human collagen sales was 20% in fiscal 2007 compared to 32% in fiscal 2006 due to an increase in costs.

Operating expenses

	For the Year Ended May 31,		Change
	2007	2006	Amount	%
	($ in thousands)
Research and development	$6,354	$4,623	$1,731	37%
Selling and marketing	26,595	20,877	5,718	27%
Distribution	9,635	8,004	1,631	20%
General and administrative	22,162	21,963	199	1%
Restructuring expense	1,051	2,689	(1,638)	-61%
Amortization expense and other	346	341	5	1%
Total operating expenses	$66,143	$58,497	$7,646	13%

An increase in research and development expenses of $1.7 million, or 37%, in fiscal 2007, compared to fiscal 2006, was mainly attributable to an increase in consultancy fees of $0.4 million relating to the second generation Galileo®, an accrual for bonuses of $0.4 million, an increase in compensation cost of $0.3 million on adoption of SFAS 123(R), an increase in salaries and payroll taxes of $0.3 million, an increase in laboratory supplies of $0.2 million (primarily for Echo™ clinical trials), and an increase in depreciation charges of $0.1 million. In fiscal 2006, no costs were recorded for SFAS 123(R), bonuses or the second generation Galileo®. As we reached the final phase of the development of the Galileo® Echo™ in fiscal 2007, the spending on this project was minimal compared to $0.8 million spent in fiscal 2006.

An increase in selling and marketing expenses of $5.7 million to $26.6 million, or 27%, over the prior fiscal year was largely due to an increase in salaries, payroll taxes and staff moving expenses of $1.9 million, an increase in compensation cost of $0.7 million on adoption of SFAS 123(R), an increase in travel and convention costs of $0.8 million, an accrual for bonuses of $0.5 million and an increase in staff commissions of $0.5 million. We increased our sales staff to 158 by hiring 15 additional sales personnel in preparation for the launch of the Echo™ and also to more aggressively market the Galileo®. This accounted for a major portion of the increase in the personnel cost in fiscal 2007. The impact of the weakening of the U.S. Dollar against the Euro by about 7% in fiscal 2007 accounted for an increase of approximately $0.6 million in selling and marketing expenses of the European affiliates.

An increase in distribution expenses of $1.6 million, or 20%, in fiscal 2007 over fiscal 2006 was mainly due to an increase in freight expenses of $0.7 million as a result of increased shipments of instruments and setting up costs for centralization of European operations in Germany, an increase in salaries of $0.3 million, an increase in our new Japanese affiliate’s distribution costs of $0.4 million, and an increase in compensation cost of $0.1 million on adoption of SFAS 123(R).

General and administrative expenses rose marginally in fiscal 2007 (by $0.2 million), or 1%, to $22.2 million over fiscal 2006. In fiscal 2007, professional fees (legal, audit, SOX and tax) decreased by approximately $2.8 million, mainly due to a reduction in outsourcing of certain work relating the documentation and testing of the internal controls to ensure compliance with the Sarbanes-Oxley Act requirements and a reduction in legal fees relating to the Italian investigation. The savings in professional fees was mostly off set by an increase in compensation cost of $1.6 million on adoption of SFAS 123(R), an increase in salaries, payroll taxes and bonus of $0.5 million, an increase in recruiting cost of $0.2 million and an increase in consultancy fees of $0.2 million. The impact of the weakening of the U.S. Dollar against the Euro by about 7% in fiscal 2007 accounted for approximately $0.3 million increase in general and administrative expenses of the European affiliates.

We are consolidating our manufacturing operations in Norcross, Georgia and closing the Houston plant. This action resulted in restructuring charges of $1.1 million in fiscal 2007. We spent $0.4 million for production consolidation, $0.3 million for retention bonuses and $0.3 million for relocation expenses. In fiscal 2006, of the total charge of $2.7 million, $2.3 million was for the impairment of long-lived assets at the Houston facility. This plant closure is expected to be complete by December 2007. The total cost of restructuring is estimated at $4.7 million, of which $3.7 million has already been incurred as of May 31, 2007. The future cash outlay for the Houston plant closure, all of which is expected to occur in fiscal 2008, is estimated at approximately $1.0 million.

Non-operating income

	For the Year Ended May 31,		Change
	2007	2006	Amount
	($ in thousands)
Non-operating income	$2,542	$120	$2,422

In fiscal 2007, we earned $1.9 million more interest income compared to fiscal 2006 due to the increase in our cash resources by $59 million; miscellaneous items accounted for the balance of the increase of $0.5 million.

Income taxes

The provision for income taxes increased $10.8 million in fiscal 2007 from the prior year, primarily due to higher pre-tax income, partially offset with a 1% decease in the overall effective tax rate to 36% for fiscal 2007, compared to 37% for fiscal 2006. Net deferred tax assets increased by $3.7 million mainly due to an increase in deferred revenue of approximately $2.0 million and an increase of $1.8 million in reserves not currently deductible, off set by minor changes in other items resulting in a net decrease of $0.1 million.

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized income tax benefits of approximately $12.3 million in fiscal 2007 and $6.4 million in fiscal 2006. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statement because the related compensation deductions are not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Comparison of Years Ended May 31, 2006 and May 31, 2005

	For the Year Ended May 31,		Change
	2006	2005	Amount	%
	($ in thousands)
Net Sales	$183,506	$144,786	$38,720	27%
Gross profit	121,537	87,245	34,292	39%
Gross profit percentage	66%	60%		10%
Operating expenses	58,497	49,993	8,504	17%
Income from Operations	63,040	37,252	25,788	69%
Non-operating income	120	729	(609)	n/m
Income before income tax	63,160	37,981	25,179	66%
Provision for income tax	23,317	14,071	9,246	66%
Net income	$39,843	$23,910	$15,933	67%

Improved sales and margins, along with a proportionately lower increase in operating expenses, resulted in net income for fiscal 2006 of $15.9 million, or 67%, higher than fiscal 2005. Of the $8.5 million, or 17%, increase in the operating expenses, the acquisition of a new Japanese subsidiary in July 2005, accounted for $4.3 million and the restructuring expenses relating to the planned closure of our Houston facility accounted for $2.7 million. These two expense items together accounted for 82% of the $8.5 million increase in the operating expenses. Diluted earnings per share totaled $0.56 for fiscal 2006, as compared to diluted earnings per share of $0.34 for the prior year, an increase of 65%.

United States operations continued to generate a majority of our revenue and operating income. U.S. operations generated 71% and 90%, respectively, of our revenue and operating income in fiscal 2006 compared to 68% and 85%, respectively, in fiscal 2005.

Net sales

	For the Year Ended May 31,		Change
	2006	2005	Amount	%
	($ in thousands)
Traditional reagents	$132,745	$99,230	$33,515	34%
Capture products	34,315	29,570	4,745	16%
Instruments	12,517	12,514	3	0%
Collagen	3,929	3,472	457	13%
	$183,506	$144,786	$38,720	27%

The 34% growth in traditional reagent revenue (i.e. products not using our patented Capture technology) occurred mainly as a result of price increases, the effect of which was marginally offset (approximately $3.9 million) by a slight decrease in sales volume in the United States.

The 16% increase in Capture revenue is primarily attributable to the change of marketing strategy in January 2005 from selling products in kits to selling individual components and to price increases.

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

Sales of Human collagen were $3.9 million in fiscal 2006, an increase of $0.5 million compared to the prior year.

Gross margin

	For the Year Ended May 31,
	2006		2005		Change
	Amount	Margin %	Amount	Margin %	Amount	%
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents	$95,106	72%	$62,924	63%	$32,182	51%
Capture products	27,662	81%	23,576	80%	4,086	17%
Instruments	(2,480)	-20%	(567)	-5%	(1,913)	n/m
Collagen	1,249	32%	1,312	38%	(63)	-5%
	$121,537	66%	$87,245	60%	$34,292	39%

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

Operating expenses

	For the Year Ended May 31,		Change
	2006	2005	Amount	%
	($ in thousands)
Research and development	$4,623	$4,463	$160	4%
Selling and marketing	20,877	18,228	2,649	15%
Distribution	8,004	8,044	(40)	0%
General and administrative	21,963	18,559	3,404	18%
Restructuring expense	2,689	—	2,689	n/m
Amortization expense and other	341	699	(358)	-51%
Total operating expenses	$58,497	$49,993	$8,504	17%

Research and development expenses were $4.6 million for fiscal 2006, $0.2 million higher than those recorded in the prior fiscal year. As we reached the final phase of the development of the Galileo® Echo™, the new third generation instrument targeted for the small- to medium-sized hospital market, the spending on this project decreased to $0.8 million in fiscal 2006 from $1.6 million spent in fiscal 2005. Cost incurred on other projects accounted for a net increase of $0.2 million in the research and development expenses for fiscal 2006 compared to fiscal 2005.

Selling and marketing expenses increased by approximately $2.6 million to $20.9 million, or 15% over the prior fiscal year. The Japanese affiliate, which was acquired in the first quarter of fiscal 2006, added $3.1 million to selling and marketing expenses in the current fiscal year.

Distribution expenses for fiscal 2006 were $8.0 million which was marginally less than the amount incurred in the prior fiscal year. The Japanese affiliate added $0.2 million to distribution expenses in fiscal 2006.

General and administrative expenses in fiscal 2006 rose $3.4 million, or 18%, to $22.0 million over fiscal 2005. The increase was attributable primarily to Sarbanes-Oxley compliance ($2.3 million), hiring of new personnel ($0.7 million) and severance cost ($0.4 million). The Japanese affiliate added $0.9 million to general and administration expenses in fiscal 2006.

Our decision to consolidate our manufacturing operations in Norcross, Georgia resulted in restructuring charges of $2.7 million in fiscal year 2006. Of the total charge of $2.7 million, $2.3 million was for the impairment of long-lived assets at the Houston, Texas facility. No restructuring charges were recorded in fiscal year 2005.

Income taxes

The provision for income taxes increased $9.2 million in fiscal 2006 from the prior year, primarily due to higher pre-tax income with the overall effective tax rate for fiscal 2006 and 2005 remaining at 37%. Deferred tax assets pertaining to operating loss carry-forwards increased by approximately $2.8 million, of which approximately $1.9 million related to our foreign affiliates (a major portion of it relating to the 2003 European restructure and to the operating loss incurred by the Japanese affiliate acquired in fiscal 2006) and approximately $0.9 million was for state operating losses relating to “unwinding” of the state and local tax structure implemented in 2003. It is more likely than not that these tax losses will not be used and as a result we have recorded deferred tax valuation allowances against these assets. This is reflected in an increase in the deferred tax valuation allowances of $2.8 million.

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized income tax benefits of approximately $6.4 million in fiscal 2006 and fiscal 2005. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions are not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating, investing and financing needs. We have adequate working capital and sources of capital to carry on our current business and to meet our existing capital requirements. At May 31, 2007, we had working capital of $163.4 million, compared to $92.9 million of working capital at May 31, 2006. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2007, 2006 and 2005, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the Year Ended May 31,
	2007	2006	2005
		(in thousands)
Net cash provided by operating activities	$58,279	$62,716	$41,486
Net cash used in investing activities	(9,245)	(14,620)	(7,116)
Net cash provided by (used in) financing activities	10,175	(31,045)	(12,412)
Effect of exchange rate changes on cash and cash equivalents	239	(56)	(547)
Increase in cash and cash equivalents	$59,448	$16,995	$21,411

Our cash, cash equivalents and short-term investments were $113.6 million at May 31, 2007, as compared to $55.7 million at May 31, 2006. In fiscal 2007, we spent $4.9 million to repurchase our stock, $19.9 million less than the $24.8 million we spent in fiscal 2006. We also used $1.1 million to repay long-term obligations in the current period, $7.0 million less than our cash outlay of $8.1 million in the previous fiscal year. Besides an increase of $20.2 million in net income, these two factors, along with a $5.9 million increase in tax benefits received from the exercise of stock options in the current year compared to the previous year, significantly contributed to the increase in the cash resources in fiscal 2007.

In fiscal 2006, we paid $4.7 million for the purchase of Immucor-Kainos, repaid $8.1 million of long-term debt and capital leases and spent $24.8 million to repurchase shares of our common stock under the stock repurchase plan. These significant and non-recurring payments were more than compensated for by $62.7 million in cash generated through operating activities for fiscal 2006, resulting in net improvement of $17.0 million in cash and cash equivalent balances in fiscal 2006.

Operating activities—Net cash generated by operating activities was $58.3 million for the year ended May 31, 2007, a $4.4 million decrease over the $62.7 million generated in the year ended May 31, 2006. The increase in net income of $20.2 million (from $39.8 million for fiscal 2006 to $60.1 million for fiscal 2007) was offset by, among other things, an adjustment of approximately $12.3 million for the tax benefit arising on exercise of stock options which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006. We reported this tax benefit as cash provided by operating activities in fiscal years 2006 and 2005. An increase in accounts receivable and inventory levels by approximately $10.1 and $8.3 million, respectively, in fiscal 2007 also adversely impacted the cash generated by operating activities. Accounts receivable increased due to higher revenues in fiscal 2007; approximately $6.0 million of the inventory increase was due to the build up of inventory of instruments and related parts in anticipation of an increase in instrument shipments in the near term.

In fiscal 2006, net cash generated by operating activities was $62.7 million, a $21.2 million increase over the $41.5 million generated in the year ended May 31, 2005. This increase was primarily driven by a $17.7 million, or 54%, increase in net income, adjusted for non-cash income statement items, in fiscal 2006 compared to fiscal 2005. Positive movement in certain components of working capital further improved the cash generated from operating activities; significantly, an increase in deferred revenue contributed $8.6 million of cash in fiscal 2006 compared to $5.8 million in fiscal 2005. Another major factor in the increase in cash generated from operating activities was the improved management of inventory, accounts receivable and accounts payable; additional capital required for these components of working capital during fiscal 2006 was $2.2 million compared to $10.9 million increase in fiscal 2005.

In fiscal 2005, net cash generated by operating activities was $41.5 million, an $18.8 million increase over the $22.7 million generated in the year ended May 31, 2004. This increase was primarily driven by a $9.7 million, or 45%, increase in net income, adjusted for non-cash income statement items, and $9.1 million due to reduction in net operating assets.

Investing activities—In fiscal 2007, $9.2 million of cash was used in investing activities, primarily for capital expenditures ($10.9 million), partly offset by proceeds of $1.6 million received from sale of short-term investments. The $10.9 million in capital expenditures for fiscal 2007 consisted primarily of $6.9 million for building, machinery and equipment and furniture additions and upgrades, $2.1 million for instruments used for demonstration purposes or placed at customer sites under leasing arrangements, and $1.9 million for computer hardware and software enhancements and replacements. Planned capital expenditures for fiscal 2008 total $13.3 million, including $3.6 million for building renovations, $3.5 million for instruments to be used for leasing contracts, $3.3 million for upgrades of manufacturing, quality and support systems, $2.2 million in computer hardware and software expenditures for infrastructure upgrades and $0.7 million for other miscellaneous items.

In fiscal 2006, $14.6 million of cash was used in investing activities primarily for the acquisition of Immucor-Kainos, Inc. ($4.7 million) and capital expenditures ($10.8 million). The $10.8 million in capital expenditures for fiscal 2006 consisted primarily of $7.3 million for building, machinery and equipment and furniture additions and upgrades, $2.0 million for computer hardware and software enhancements and replacements, and $1.5 million for instruments used for demonstration purposes or placed at customer sites on reagent rental agreements.

In fiscal 2005, $7.1 million of cash was used in investing activities consisting primarily of capital expenditures totaling $6.6 million and investments in marketable debt securities totaling $2.0 million, partially offset by $1.3 million in proceeds from the sale of our long-term investment in Lionheart Technologies, Inc. The $6.6 million in capital expenditures for the year ended May 31, 2005 consisted primarily of $2.8 million for instruments, $1.9 million for machinery and equipment upgrades for use primarily at our Norcross facility, and $1.1 million for computer hardware and software enhancements of the enterprise software system.

Financing activities—Net cash provided by financing activities totaled $10.2 million in fiscal 2007, compared to $31.0 million and $12.4 million of cash used in fiscal 2006 and fiscal 2005, respectively. In fiscal 2007, we used $4.9 million to repurchase shares of our common stock, compared to the $24.8 million and $8.0 million spent in fiscal 2006 and fiscal 2005, respectively. We had a cash outlay of $1.1 million in fiscal 2007 to pay part of our acquisition liability; while in fiscal 2006 and fiscal 2005, we repaid $8.1 million and $5.8 million of our long-term debt, respectively. We received $3.9 million, $2.1 million and $1.6 million from the exercise of employee stock options in fiscal 2007, 2006 and 2005, respectively. In connection with our adoption of SFAS 123R in fiscal year 2007, we reported $12.3 million of excess tax benefits from share-based compensation as cash provided by financing activities, which was reported as cash provided by operating activities in fiscal years 2006 ($6.4 million) and 2005 ($6.4 million). Our cash position and cash generated by operations allowed us to repay all capital lease obligations and long-term borrowings from financial institutions during fiscal 2006 and 2005.

Stock Repurchase Program

During the fiscal year ended May 31, 2007, we repurchased 281,969 shares of common stock for approximately $4.9 million at an average per share price of $17.23, bringing the aggregate number of shares to 8,232,944 repurchased under that program through May 31, 2007. In fiscal 2006 and fiscal 2005, the total amount spent for the shares bought under this program amounted to $24.8 million and $8.0 million, respectively. Since the introduction of the plan in 1998, we have repurchased shares of our common stock having an aggregate value of approximately $50.9 million. As of May 31, 2007, 1,142,056 shares were available for repurchase under the program.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. While we are currently involved in certain legal proceedings, we do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 17 to the consolidated financial statements.

Future Cash Requirements and Restrictions

In July 2005, we paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements, and are required to pay an additional ¥300 million (approximately $2.7 million) over three years with minimum payments of ¥125 million in each of the first two years and the remaining ¥50 million in the third year. As of May 31, 2007, we have paid ¥252 million (approximately $2.1 million) of this liability. In addition, a final payment of ¥441 million (approximately $3.6 million) will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement.

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

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-Term Debt and Lines of Credit	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	14,774	2,307	3,543	2,720	6,204
Purchase Obligations(1)	28,168	28,101	67	—	—
Other Long-Term Obligations(2)	3,831	343	3,488	—	—
Total Contractual Cash Obligations	$46,773	$30,751	$7,098	$2,720	$6,204

       (1) Includes outstanding purchase commitments and commitments to Celliance, Ltd. and Bio-Tek Instruments, Inc. as more fully discussed in Note 17 to the consolidated financial statements.

       (2) Represents Japan acquisition liability.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2007.

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

i.                   Revenue recognition

ii.               Trade Accounts Receivables and Allowance for Doubtful Accounts

iii.           Inventory

iv.             Goodwill

v.                 Taxation

vi.             Stock-based compensation

i) Revenue Recognition

In accordance with the Staff Accounting Bulletin No. 104, Revenue Recognition, guidance, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•       Reagent sales

Revenue from the sale of our reagents to end users is recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary. Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•       Medical instrument sales

Revenue from the sale of our medical instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of our medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the contract.

In cases of sales of instruments with multiple deliverables, we recognize revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our medical instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for consumables purchased during the contract period. We have determined the fair value of certain of these elements, such as training and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself. The fair value of a training session is recognized as revenue when services are provided. If multiple training sessions are contractually provided, then additional training revenue is recognized upon delivery. The fair value of first year service is recognized over the first year of the contract. If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at May 31, 2007, totaling $47.8 million, and at May 31, 2006, totaling $37.2 million, are net of allowances for doubtful accounts of $1.7 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality. No material changes have been made to the inventory policy during fiscal 2007, 2006 or 2005.

iv) Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

We evaluate the carrying value of goodwill as at the end of the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year resulted in no impairment charges.

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We assess the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2007. See Note 13 to the consolidated financial statements.

vi) Stock-based Employee Compensation

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), requiring companies to record share-based payments to employees as compensation expense at the grant date fair value. We adopted SFAS 123(R) on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) for compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, we have not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for disclosing our pro forma information required under SFAS 123.

Prior to adopting SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

We elected to value our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for disclosing our pro forma information required under SFAS 123 for fiscal years 2006 and 2005. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 11 of the notes to the consolidated financial statements for a detailed discussion of SFAS 123(R).

We have calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of SFAS 123 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of SFAS 123(R).

The adoption of Statement No. 123(R)’s fair value method negatively impacts our results of operations. The future impact of adoption of Statement No. 123(R) will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note 11 to our 2007 consolidated financial statements included in Item 8 of this Form 10-K. As of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of tax). Statement No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us in the first quarter of fiscal 2008. We are in the process of reviewing and evaluating FIN 48; however, the impact of its adoption to our financial condition, results of operations, or cash flows is not expected to be material.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have an impact on our results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, we expect to adopt SFAS No. 157 in the first quarter of fiscal 2009. We do not believe SFAS No. 157 will have a material impact on our results from operations or financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No.159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for us in the first quarter of fiscal 2009. We are currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, we do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations and financial position.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates and to a lesser extent for interest rates that could adversely impact our results of operations and financial condition. We repaid all of our interest-bearing debts during fiscal 2006 and interest rate risk applies only to our cash and short-term investment portfolio. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. We are not currently subject to significant market risks for commodity prices or other relevant market price risks.

Foreign Currency Risk—Fluctuations in foreign exchange rates, principally with the U.S. Dollar versus the Euro, Canadian Dollar and Japanese Yen, could impact our operating results. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in local currencies.

Operating income generated outside the United States as a percentage of total operating income was 11% in 2007, 10% in 2006 and 15% in 2005. In fiscal years 2007, 2006, and 2005, we recorded foreign currency translation gains of $1.1 million, $2.3 million and $0.6 million, respectively. During these years the foreign currency transaction gains were negligible. In fiscal 2007, a 7% increase compared to fiscal 2006 in the U.S.-Euro weighted average exchange rate increased net sales and net income by approximately $2.7 million and $0.2 million, respectively. In the case of the U.S. Dollar versus the Canadian Dollar, a 3% increase in fiscal 2007 compared to fiscal 2006 in the weighted average exchange rate increased net sales and net income by approximately $0.3 million and $0.1 million, respectively.

A 10% change in the year-to-date weighted average Euro exchange rate would have had the effect of increasing or decreasing net sales and net income by approximately $4.1 million and $0.3 million, respectively. A 10% change in the year-to-date weighted average Canadian Dollar exchange rate would have had the effect of increasing or decreasing net sales and net income by approximately $1.1 million and $0.3 million, respectively.

Interest Rate Risk—We place our cash, cash equivalents and marketable securities, which generally have a term of less than one year, with high-quality financial institutions and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of May 31, 2007, we had cash, cash equivalents and marketable securities totaling $113.6 million. If, during fiscal 2007, average short-term interest rates decreased by 1.0% from fiscal 2006 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our projected interest income from short-term investments would have decreased by approximately $0.8 million.

Item 8.—Financial Statements and Supplementary Data.

REPORT OF GRANT THORNTON, LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON FINANCIAL STATEMENTS

Board of Directors and Shareholders of
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. and subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 11 to the consolidated financial statements, Immucor, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” effective June 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended May 31, 2007 and 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Immucor, Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Atlanta, GA
July 27, 2007

REPORT OF GRANT THORNTON LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of
Immucor, Inc.

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Immucor, Inc. maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Immucor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Immucor, Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, Immucor, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Immucor, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated July 27, 2007 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
July 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders

Immucor, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Immucor, Inc. and subsidiaries (the “Company”) for the year ended May 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
September 13, 2005, except for the impact of the 3-
for-2 stock split in fiscal 2006 as discussed in Note 1,
as to which the date is July 28, 2006

A.                Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2007	May 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,551	$54,103
Short-term investments	—	1,640
Trade accounts receivable, net of allowance for doubtful accounts of $1,726 at May 31, 2007 and $1,950 at May 31, 2006	47,768	37,199
Inventories	29,320	20,651
Deferred income tax assets, current portion	3,614	2,041
Prepaid expenses and other current assets	5,567	5,158
Total current assets	199,820	120,792
PROPERTY AND EQUIPMENT, Net	30,245	25,684
GOODWILL	34,763	34,691
OTHER INTANGIBLE ASSETS, Net	5,719	6,532
DEFERRED INCOME TAX ASSETS	4,225	3,115
OTHER ASSETS	706	873
Total assets	$275,478	$191,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,056	$7,271
Accrued expenses and other current liabilities	14,055	9,470
Income taxes payable	7,180	5,519
Deferred revenue, current portion	7,321	4,575
Current portion of acquisition liability	343	1,074
Total current liabilities	36,955	27,909
ACQUISITION LIABILITY	3,488	3,980
DEFERRED REVENUE	12,361	11,500
DEFERRED INCOME TAX LIABILITIES	1,275	2,232
OTHER LONG-TERM LIABILITIES	1,951	2,195
Total liabilities	56,030	47,816
Commitments and contingencies (Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 69,086,652 and 67,926,206 shares at May 31, 2007 and May 31, 2006, respectively	6,909	6,793
Additional paid-in capital	29,076	14,752
Retained earnings	179,768	119,700
Accumulated other comprehensive income	3,695	2,626
Total shareholders’ equity	219,448	143,871
Total liabilities and shareholders’ equity	$275,478	$191,687

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended May 31,
	2007	2006	2005
NET SALES	$223,678	$183,506	$144,786
COST OF SALES	65,923	61,969	57,541
GROSS PROFIT	157,755	121,537	87,245
OPERATING EXPENSES
Research and development	6,354	4,623	4,463
Selling and marketing	26,595	20,877	18,228
Distribution	9,635	8,004	8,044
General and administrative	22,162	21,963	18,559
Restructuring expenses	1,051	2,689	—
Amortization expense and other	346	341	699
Total operating expenses	66,143	58,497	49,993
INCOME FROM OPERATIONS	91,612	63,040	37,252
NON-OPERATING INCOME (EXPENSE)
Interest income	2,841	978	624
Interest expense	(432)	(516)	(662)
Other, net	133	(342)	767
Total non-operating income	2,542	120	729
INCOME BEFORE INCOME TAXES	94,154	63,160	37,981
PROVISION FOR INCOME TAXES	34,086	23,317	14,071
NET INCOME	$60,068	$39,843	$23,910
Earnings per share:
Per common share—basic	$0.88	$0.59	$0.35
Per common share—diluted	$0.85	$0.56	$0.34

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)*	Equity
BALANCE, MAY 31, 2004	67,897	$ 6,789	$ 30,536	$ 55,956	$ (329)	$ 92,952
Shares issued under employee stock plan	1,326	133	1,425	—	—	1,558
Stock-based compensation expense	—	—	21	—	—	21
Cash paid for fractional shares from stock split	(1)	—	—	(9)	—	(9)
Stock repurchases and retirements	(934)	(93)	(7,934)	—	—	(8,027)
Tax benefits related to stock-based compensation	—	—	6,367	—	—	6,367
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	639	639
Hedge loss reclassified into earnings	—	—	—	—	21	21
Net income	—	—	—	23,910	—	23,910
Total comprehensive income						24,570
BALANCE, MAY 31, 2005	68,288	6,829	30,415	79,857	331	117,432
Shares issued under employee stock plan	1,218	122	1,953	—	—	2,075
Stock-based compensation expense	—	—	720	—	—	720
Cash paid for fractional shares from stock split	—	—	(3)	—	—	(3)
Stock repurchases and retirements	(1,580)	(158)	(24,684)	—	—	(24,842)
Tax benefits related to stock-based compensation	—	—	6,351	—	—	6,351
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	2,285	2,285
Hedge loss reclassified into earnings	—	—	—	—	10	10
Net income	—	—	—	39,843	—	39,843
Total comprehensive income						42,138
BALANCE, MAY 31, 2006	67,926	6,793	14,752	119,700	2,626	143,871
Shares issued under employee stock plan	1,443	144	3,772	—	—	3,916
Stock-based compensation expense	—	—	3,123	—	—	3,123
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock-based compensation	—	—	12,273	—	—	12,273
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	1,069	1,069
Net income	—	—	—	60,068	—	60,068
Total comprehensive income						61,137
BALANCE, MAY 31, 2007	69,087	$ 6,909	$ 29,076	$ 179,768	$ 3,695	$ 219,448

*                    Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended May 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$60,068	$39,843	$23,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,871	6,929	7,442
Accretion of acquisition liabilities	179	168	—
Loss on retirement of fixed assets	132	354	700
Impairment and other non-cash restructuring expenses	—	2,322	—
Provision for doubtful accounts	364	254	942
Gain on sale of long-term investment	—	—	(530)
Stock-based compensation expense	3,123	720	21
Deferred income taxes	(3,538)	(2,411)	(1,635)
Excess tax benefits from share-based payment arrangements	(12,273)	—	—
Other	—	—	369
Changes in operating assets and liabilities, net of effects from acquired company:
Accounts receivable, trade	(10,168)	(2,077)	(8,786)
Income taxes	13,700	8,437	11,195
Inventories	(8,315)	1,044	(2,015)
Other current assets	(207)	(1,407)	(706)
Other long-term assets	34	9	(241)
Accounts payable	2,185	(1,107)	(143)
Deferred revenue	3,520	8,623	5,768
Accrued expenses and other current liabilities	2,778	645	4,249
Other long-term liabilities	(174)	370	946
Cash provided by operating activities	58,279	62,716	41,486
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,893)	(10,824)	(6,593)
Proceeds from sale of property and equipment	—	—	28
Payment for net assets of acquired company	—	(4,738)	—
Profit realized during Japan acquisition negotiations	—	574	—
Surrender of life insurance policy for cash	—	—	110
Proceeds from (purchase of) short-term investments, net	1,648	368	(1,961)
Proceeds from sale of long-term investments	—	—	1,300
Cash used in investing activities	(9,245)	(14,620)	(7,116)
FINANCING ACTIVITIES:
Repayments of line of credit agreements, net	—	(146)	(152)
Repayments of long-term debt and capital leases	(1,092)	(8,129)	(5,805)
Repurchase of common stock	(4,872)	(24,842)	(8,028)
Payment for fractional shares resulting from stock split	—	(3)	(9)
Proceeds from exercise of stock options	3,866	2,075	1,582
Excess tax benefits from share-based payment arrangements	12,273	—	—
Cash provided by (used in) financing activities	10,175	(31,045)	(12,412)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	239	(56)	(547)
INCREASE IN CASH AND CASH EQUIVALENTS	59,448	16,995	21,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,103	37,108	15,697
CASH AND CASH EQUIVALENTS AT END OF YEAR	$113,551	$54,103	$37,108
SUPPLEMENTAL INFORMATION:
Tax paid	$23,235	$18,053	$5,353
Interest paid	$225	$478	$834
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases	$—	$—	$385
Acquisition obligation	$—	$6,073	$—

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—The consolidated balance sheets include retroactive adjustments of equity due to a three-for-two stock split in fiscal year 2006 and two three-for-two stock splits in fiscal year 2005. These retroactive adjustments of equity also impacted the consolidated statements of shareholders’ equity and earnings per share calculations, but had no impact on the consolidated statements of income or on the consolidated statements of cash flows. In fiscal year 2005, besides retroactive adjustments for stock splits, certain salary expenses were reclassified which had no impact on the consolidated balance sheets, consolidated statements of shareholders’ equity or consolidated statements of cash flows, but did have an impact on certain captions on the consolidated statements of income.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), requiring companies to record share-based payments to employees as compensation expense at the grant date fair value. Effective June 1, 2006, the Company adopted SFAS 123(R), using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) for compensation costs for all share-based payments granted or modified subsequent to the adoption to be recorded, based on grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123(R). Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. The Company elected to value its share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for its pro forma information required under SFAS 123. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Immucor’s stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 11 of the notes to the consolidated financial statements for a detailed discussion of SFAS 123(R).

The Company has calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of SFAS 123 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of SFAS 123(R).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Cash and cash equivalents were $113.6 million and $54.1 million at May 31, 2007 and 2006, respectively, 89% of it located in the U.S. The Company also had short-term investments in high-quality marketable investment securities totaling $1.6 million at May 31, 2006.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2007, and May 31, 2006, no single group or customer represents more than 10% of total accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2007 and 2006, the Company’s accounts receivable balances were $47.8 million and $37.2 million, respectively; about 48% of these accounts were of foreign origin, predominantly European. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers. Factoring of accounts receivable is an additional method used by the Company in Italy to mitigate the risk of uncollectibility for certain customers who routinely take longer than one year to pay. The Company has agreements with certain factoring companies to sell some of its trade receivables in non-recourse transactions. The trade receivables were sold at a discount plus administrative and other fees. Sales of trade receivables were reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds were included as operating activities in the consolidated statements of cash flows. The factoring companies retain a certain percentage of the collectible amount and these amounts are disclosed as ‘prepaid expenses and other current assets’ in the consolidated balance sheets. The outstanding retention amounts were $1.6 million and $1.9 million as of May 31, 2007 and 2006, respectively. The factoring fee is charged against revenues on the consolidated statements of income. The factoring fee amounted to approximately $87,500, $75,000 and $72,000, respectively, for fiscal 2007, 2006 and 2005.

Concentration of production facilities—Substantially all of the Company’s reagent products are produced in its Norcross facility in the U.S.. While the Company has reliable supplies of most raw materials, its reagent production is highly dependent on the uninterrupted and efficient operation of the Norcross facility. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado or if there is a production disruption for an extended period for any other reason, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. The Company maintains a disaster plan to minimize the effects of such a catastrophe, and the Company has obtained insurance to protect against certain business interruption losses.

Cash and Cash Equivalents—The Company considers deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high-quality financial institutions.

Short-term Investments—As part of its cash management program, the Company from time to time maintains a portfolio of marketable investment securities. The securities have an investment grade and a term to maturity generally of less than one year and include certificates of deposit. These securities are carried at cost, which approximates market.

Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established, and variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality. No material changes have been made to the inventory policy during fiscal 2007, 2006 or 2005.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, short-term investments and accounts payable approximate their fair values.

In accordance with the guidance provided in SFAS No. 141, Business Combinations, in fiscal 2006 the Company recorded its liability pertaining to the acquisition of Immucor-Kainos at the estimated fair value at the time of acquisition, using a discount rate then prevailing, based on management’s estimate of the rate at which the Company would have been able to secure financing with similar terms. As permitted by Accounting Principles Board Opinion 21, the Company used the straight-line method to amortize the total imputed interest over the life of the liability as the results were not likely to be materially different from the interest method. The acquisition liability in the accompanying consolidated balance sheets is recorded at fair value using a discount rate of 3.7% which was the market rate for similar securities at the time of acquisition. See Note 2 below for details.

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

The Company evaluates the carrying value of goodwill as at the end of the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment charges.

Deferred Licensing Costs—Deferred licensing costs with finite lives are amortized over their useful lives. In certain situations the deferred licensing costs are considered to have indefinite lives such as in the countries where the law and regulations are such that the barriers to obtaining a new license are very severe and upfront costs are high but, once the licenses are acquired, effort and costs required to maintain such licenses are minimal. The carrying values of assets with indefinite lives are not amortized but they are tested annually for impairment. Carrying values of licensing costs are also tested if any triggering event which may impair the value of the asset occurs.

Customer Lists—Customer lists are amortized over their useful lives. Carrying values of customer lists are tested for impairment annually or more frequently if impairment indicators arise.

Net Sales Relating to Foreign Operations—Sales to customers outside the United States approximated 29% of net sales in fiscal 2007 and 31% of net sales in fiscal 2006.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $1.1 million, $2.3 million and $0.6 million in fiscal 2007, 2006 and 2005, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Net foreign currency transaction gains included in operations were $0.4 million in fiscal 2007, negligible in fiscal 2006 and $0.5 million in fiscal 2005, and are included in ‘other income (loss)’ in the consolidated statements of income.

Revenue Recognition—In accordance with the Staff Accounting Bulletin No. 104, Revenue Recognition, guidance, the Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

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

•       Human collagen and collagen by-product sales

Revenue from the sale of the Company’s human collagen product and its by-products is recognized upon passage of a 10-day inspection period (or, for by-products of collagen, passage of a 30-day inspection period) or earlier upon receipt of notification of customer acceptance. In accordance with a revenue-sharing agreement between the Company and the Company’s sole human collagen customer, revenue from the sale of collagen by-products is allocated 66.7% to the Company and 33.3% to the collagen customer.

•       Medical instrument sales

Revenue from the sale of the Company’s medical instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of the Company’s medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the contract.

In cases of sales of instruments with multiple deliverables, the Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company’s instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for consumables purchased during the contract period. The Company has determined the fair value of certain of these elements, such as training and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself. The fair value of a training session is recognized as revenue when services are provided. If multiple sessions of training are contractually provided for, additional training revenue is recognized upon delivery. The fair value of first year service is recognized over the first year of the contract. The Company believes it is not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire the arrangement consideration is deferred and recognized over the related guarantee period. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

In limited situations involving third-party lease arrangements, the Company has entered into repurchase agreements whereby if the consignee customer terminates the lease, the Company has agreed to repurchase the instrument for a purchase price equal to the remaining unpaid lease payments. The Company recognizes the revenue over the lease term if persuasive evidence exists that the consignee customer has not terminated the lease. In prior periods, the Company deferred the corresponding cost of these instrument sales and recognized the costs over the same period as the related revenue. During the fiscal quarter ended February 28, 2005, the Company started recognizing the instrument costs in these deferral situations when the instrument is installed and accepted by the customer. Accordingly, during the fiscal quarter ended February 28, 2005, the Company recorded additional cost of sales totaling approximately $327,000, which was related to prior quarters.

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

Shipping and Handling Charges and Sales Tax—The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales. The cost of handling customer orders and the cost of shipments are reported in the operating expense section of the statements of income as distribution expense. The cost of handling customer orders and the cost of shipments were approximately $9.6 million for the year ended May 31, 2007 and $8.0 million for each of the years ended May 31, 2006 and 2005. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Earnings Per Share—All earnings per share amounts reflect the May 2006, December 2004 and July 2004 three-for-two stock splits. See Note 14 to the consolidated financial statements.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Trade receivables at May 31, 2007, totaling $47.8 million, and at May 31, 2006, totaling $37.2 million, are net of allowances for doubtful accounts of $1.7 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs—Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses. Advertising expenses were $0.4 million for each of the years ended May 31, 2007, 2006 and 2005.

Research and Development costs—The research and development costs are expensed as incurred and are disclosed as a separate line item in the consolidated income statement.

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

Income Taxes—The Company’s income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management assesses the need for additional valuation allowances quarterly. No material changes have been made to the income tax policy during fiscal 2007. See Note 13 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards—In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in the first quarter of fiscal 2008. The Company is in the process of reviewing and evaluating FIN 48; however, the impact of its adoption to the Company’s financial condition, results of operations, or cash flows is not expected to be material.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The adoption of SAB 108 did not have a material impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2009. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No.159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, the Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

2.                 ACQUISITION

On July 5, 2005, in an effort to expand its presence in Japan, the Company acquired a 100% interest in Immucor-Kainos, Inc.—a newly-formed company to which Kainos Laboratories, Inc. (“Kainos”), the Company’s former distributor of Immucor products in Japan, spun off its blood-banking division. Immucor paid Kainos ¥459 million (approximately $4.1 million) in cash on signing of the purchase agreements. As of May 31, 2007, the Company has paid ¥252 million of the additional ¥300 million (approximately $2.7 million) of the purchase consideration which is payable over the three years from the date of the agreement. A final payment of ¥441 million will be made after a three-year transition period ending on June 30, 2008, or earlier upon mutual agreement. On concluding the transaction, the Company recorded ¥741 million (with an approximate present value of ¥678 million and $6.1 million, using a discount rate of approximately 3.7% per annum), as a liability. As of May 31, 2007, the Company owes ¥489 million ($3.8 million) for this acquisition. Immucor-Kainos, Inc. has been consolidated as a wholly owned subsidiary in these financial statements.

The following table summarizes the allocation of acquisition cost, including professional fees and other related acquisition costs to the assets acquired based on their fair values (in thousands):

Tangible assets acquired	$102
Intangible assets acquired	4,928
Goodwill acquired	5,702
Total acquisition cost	$10,732

No pro forma information regarding revenue and income for the acquired business is provided as the effect of the acquisition on the consolidated financial statements was not material. Goodwill and intangible assets are considered not deductible for tax purposes in accounting for this acquisition. The results of operations of the acquired subsidiary have been included from July 5, 2005 onwards, the date of acquisition. See Note 15 for segment information for Japan.

As of May 31, 2007, Immucor-Kainos owed Kainos $0.3 million for products and Kainos owed Immucor $0.4 million for products supplied to Kainos from the United States.

3.                 INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2007	2006
	(in thousands)
Raw materials and supplies	$6,364	$4,341
Work in process	4,829	3,495
Finished goods	18,127	12,815
	$29,320	$20,651

Management increased instrument inventory levels from $6.2 million at the end of fiscal 2006 to $12.1 million at the end of fiscal 2007 in anticipation of the launch of the Echo™ in the first quarter of fiscal 2008, for which FDA clearance was received in June 2007, and also to have adequate inventory of Galileo® instruments to support the marketing plan for fiscal 2008.

4.                 PROPERTY AND EQUIPMENT

	May 31,
	2007	2006
	(in thousands)
Assets owned:
Land	$345	$343
Buildings and improvements	7,715	7,643
Leasehold improvements	7,226	4,452
Furniture and fixtures	1,948	1,704
Machinery and equipment	45,573	39,241
	62,807	53,383
Less accumulated depreciation	(32,562)	(27,699)
Property, plant and equipment—net	$30,245	$25,684

Depreciation—Depreciation expense was $6.5 million in fiscal year 2007, $6.6 million in fiscal year 2006, and $7.0 million in fiscal year 2005.

Houston Impairment—In fiscal 2006, the Company decided to close its Houston manufacturing facility in December 2007. Under a restructuring plan, the Company will continue to use the long-lived assets of the Houston facility until December 2007, the estimated completion date for consolidating the manufacturing operations in Norcross, Georgia. The impairment review in fiscal 2006 indicated that estimated undiscounted cash flows expected to result from the remaining use of the Houston facility’s long-lived assets, primarily a building, were insufficient to recover their carrying value. Accordingly, based on an independent third party appraisal, the Company reduced the carrying value of these long-lived assets to their estimated fair value resulting in non-cash impairment loss of $2.3 million in fiscal 2006. The non-cash impairment charges are included with restructuring expenses in the accompanying consolidated statements of income. Based upon the Company’s decision to continue to manufacture and use the building in Houston until the transfer of the manufacturing operations to Norcross is complete, the Company continues to depreciate the adjusted carrying value of the building.

5.                 GOODWILL

Changes in the carrying amount of goodwill for the year ended May 31, 2007 and 2006 were as follows:

	May 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$34,691	$28,826
Foreign currency translation adjustment	72	1,070
Goodwill on acquisition of Immucor-Kainos (Japan)	—	4,795
Balance at end of year	$34,763	$34,691

On July 5, 2005, the Company acquired Immucor-Kainos, Inc., including goodwill amounting to $5.7 million, reduced by approximately $574,000 for profit realized during acquisition negotiations and approximately $332,000 for the reversal of deferred revenue relating to an advance payment of distribution fees under a five-year distribution agreement with Kainos which was canceled on signing of the acquisition agreement. EITF 04-01, “Accounting or Preexisting Relationships between the Parties to a Business Combination”, requires that the fair value of a reacquired right should be recorded and disclosed as a separate intangible asset. However, given the relative immateriality of the amount that would have been assigned to a separate intangible asset on the date of acquisition (approximately $332,000), the Company did not record this amount as an intangible asset apart from goodwill.

Goodwill is tested for impairment as at the end of the third quarter of each fiscal year or earlier if a triggering event occurs. Testing of impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2007 and May 31, 2006.

6.                 OTHER INTANGIBLE ASSETS

		May 31, 2007			May 31, 2006
	Weighted		Accumulated			Accumulated
	Average Life	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$569	$(464)	$105	$551	$(464)	$87
Distribution rights	10 yrs	1,970	(1,724)	246	2,078	(1,526)	552
Customer lists	20 yrs	2,932	(848)	2,084	3,036	(706)	2,330
Total amortizable assets		5,471	(3,036)	2,435	5,665	(2,696)	2,969
Intangible assets not subject to amortization:
Deferred licensing costs		3,284	—	3,284	3,563	—	3,563
Total non-amortizable assets		3,284	—	3,284	3,563	—	3,563
Total other intangible assets		$8,755	$(3,036)	$5,719	$9,228	$(2,696)	$6,532

During the year ended May 31, 2006, the Company acquired a customer list with the acquisition of Immucor-Kainos, which was valued at $1.3 million with a useful life of 20 years, and licensing and regulatory permits, which were assumed to have infinite lives and were valued at $3.6 million. The customer list is being amortized over 20 years, and the licensing and regulatory permits are not amortized but are evaluated for impairment annually in the fourth quarter of each fiscal year.

Amortization of intangible assets amounted to $0.3 million for the years ended May 31, 2007 and May 31, 2006 and $0.4 million for the year ended May 31, 2005. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years (in thousands):

Year Ending May 31:
2008	$346
2009	211
2010	162
2011	162
2012	162
Thereafter	1,392
$2,435

7.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2007	2006
	(in thousands)
Sales and other taxes payable	$3,182	$1,152
Salaries and wages	5,858	3,231
Professional fees	1,812	2,027
Dealer commissions	625	675
Royalties	127	506
Accruals for pricing discounts to dealers	218	415
Other accruals	2,233	1,464
Accrued expenses and other current liabilities	$14,055	$9,470

8.                 DEFERRED REVENUE

As described in Note 1, many of the Company’s medical instrument sales contracts involve multiple deliverables with price guarantees, and revenues from these contracts are deferred and recognized over the term of the agreements which are generally five years. The Company also defers revenue from service contracts over the term of the service agreements. The additions to and recognition of deferred revenue for the year ended May 31, 2007 and May 31, 2006 were as follows:

	May 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$16,075	$7,559
Foreign currency translation adjustment	89	224
Additions to deferred revenue from new contracts	11,943	13,772
Revenue recognized during the year	(8,425)	(5,480)
	19,682	16,075
Less: Deferred Revenue—current portion	(7,321)	(4,575)
Balance at end of year	$12,361	$11,500

9.                 OTHER LONG TERM LIABILITIES

	May 31,
	2007	2006
	(in thousands)
Severence indemnity for employees	$710	$558
Deferred leasehold improvement incentive	1,383	1,438
Restructuring provision	443	342
	2,536	2,338
Less current portion	(585)	(143)
Other long term liabilities	$1,951	$2,195

The Company credits leasehold improvement incentives received from the landlord to rent expense over the term of the lease agreement.

10.          COMMON STOCK

Stock split

Immucor distributed a three-for-two stock split on May 15, 2006 to the shareholders of record on April 24, 2006 which resulted in the issuance of 22,685,368 shares of common stock, net of 98 fractional shares which were paid in cash. Immucor had also distributed three-for-two stock splits on July 16, 2004 and December 13, 2004 which resulted in the issuance of 10,066,940 and 15,061,379 shares of common stock, respectively. These stock splits were the sixth, seventh and eighth for the Company since its initial public offering in December 1985.

Reserved shares

At May 31, 2007, 3,683,504 shares of common stock were reserved for future issuance for the outstanding awards issued under the Immucor, Inc. 2005 Long-Term Incentive Plan and previous plans.

Stock repurchases

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares of its common stock. On June 1, 2004, August 2, 2004 and December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 675,000, 1,125,000 and 1.5 million shares, respectively.

During the year ended May 31, 2007, the Company repurchased 281,969 shares at an average per share price of $17.23. In fiscal 2007, the total amount spent for the shares bought under this program amounted to $4.9 million, compared to $24.8 million and $8.0 million spent in fiscal 2006 and fiscal 2005, respectively. An aggregate of 1,142,056 shares were available for repurchase under the program as of May 31, 2007.

11.          STOCK—BASED COMPENSATION

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor’s stock plans, as described below, and related prices per share have been retroactively adjusted, for comparability purposes, to reflect all applicable previous stock splits.

Impact of adoption of SFAS 123(R)

On adoption of SFAS 123(R) as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes). This compensation expense is expected to be recognized through May 2010 on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

As a result of adopting SFAS 123(R), the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation by the following amounts:

For the Year Ended
May 31, 2007
(in thousands)
Income before income taxes	$3,123
Net income	$2,225
Basic earnings per common share	$0.03
Diluted earnings per common share	$0.03

As a result of adopting SFAS 123(R), excess tax benefits realized by the Company on options exercised by employees have been classified as a financing cash inflow. Previously, such tax benefits were netted against income taxes payable and were disclosed in the working capital section of operating activities. As permitted by SFAS 123(R), the cash flow statements for fiscal 2005 and 2006 have not been restated to reflect the 6.4 million of excess tax benefit realized in each of those years as cash provided by financing activities. For the year ended May 31, 2007, the impact of excess tax benefits on the consolidated cash flow statement was as follows:

For the Year Ended
May 31, 2007
(in thousands)
Increase (decrease) on:
Cash flows from operating activities	$(12,273)
Cash flows from financing activities	$12,273

The following table shows total stock-based compensation expense for the year ended May 31, 2007, included in the consolidated statements of income:

For the Year Ended
May 31, 2007
(in thousands)
Cost of sales	$446
Research and development	290
Selling and marketing	709
Distribution	114
General and administrative	1,564
Total stock-based compensation	$3,123

Pro forma information under SFAS 123 for the prior years

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123.

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

	For the Year Ended May 31,
	2006	2005
	(amount in thousands, except per share data)
Net income as reported	$39,843	$23,910
Stock based employee compensation reported in earnings, net of
taxes under APB No. 25	562	—
Stock-based employee compensation expense determined under
fair value based method for all awards, net of taxes	(4,261)	(2,067)
Pro forma net income	$36,144	$21,843
Earnings per share as reported:
Per common share—Basic	$0.59	$0.35
Per common share—Diluted	$0.56	$0.34
Pro forma earnings per share:
Per common share—Basic	$0.53	$0.32
Per common share—Diluted	$0.51	$0.31

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) and the Company’s prior pro forma disclosures of net earnings, including the fair value of stock-based compensation.

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company’s stock, risk-free rates of return and dividend yields, if any. The fair value for these options was estimated at the date of grant with the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate(1)	4.87%	4.36%	4.00%
Expected volatility(2)	47.10%	64.90%	68.40%
Expected life (years)(3)	4.25	7.30	8
Expected dividend yield(4)	—	—	—

       (1) Based on the U.S. Treasury yield curve in effect at the time of grant.

       (2) Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

       (3) Represents the period of time options are expected to remain outstanding. The weighted average expected option term was determined using the “simplified method” as allowed by SAB 107. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options. Beginning June 1, 2006, the contractual life of awards granted was reduced from 10 years to 6 years which, besides the impact of adoption of the simplified method, accounted for the reduction in expected life in fiscal year 2007.

       (4) The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Plan summary

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Company’s preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management is able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000 and for grants of incentive stock options is also 1,800,000. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a 6-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

Stock option activity

Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods. Activity for the Company’s option plans was as follows for the years ended May 31, 2007, 2006 and 2005:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (years)	Intrinsic Value(1)
				(in thousands)
Outstanding at May 31, 2004	7,608,279	$2.07
Granted	421,982	$18.94
Exercised	(1,353,932)	$1.11
Forfeited	(196,610)	$2.91
Expired	(218,314)	$0.79
Outstanding at May 31, 2005	6,261,405	$3.41	6.5	$118,530
Granted	158,583	$18.66
Exercised	(1,222,116)	$1.76
Forfeited	(248,598)	$6.82
Expired	(56,317)	$1.37
Outstanding at May 31, 2006	4,892,957	$4.14	5.4	$68,697
Granted	222,716	$20.66
Exercised	(1,432,500)	$2.73
Forfeited	(23,074)	$12.61
Expired	(89,185)	$6.29
Outstanding at May 31, 2007	3,570,914	$5.63	4.9	$92,665
Exercisable at May 31, 2007	2,925,692	$3.91	4.5	$80,961
Shares available for future grants at May 31, 2007	1,498,352

       (1) The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of options.)

       (2) The weighted-average grant-date fair value of share options granted during fiscal years 2007 and 2006 was $8.99 and $12.39, respectively. The total intrinsic value of share options exercised during fiscal years 2007, 2006 and 2005 was $34.9 million, $20.3 million and $19.5 million, respectively.

At May 31, 2007, 2006, and 2005, options for 2,925,692, 3,942,959 and 3,035,282 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $3.91, $3.18 and $1.11, respectively. In fiscal 2007, all options were granted at market value. In fiscal 2005 and in also fiscal 2006, the Company awarded grants with exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise price may be higher or lower than the fair value of the shares at the date of grant. Consequently, the weighted average grant date fair value of options granted during fiscal 2006 was $13.34 for those granted at market value, $10.83 for those granted at above market value, and $13.03 for those granted at below market value. The weighted average grant date fair value of options granted during fiscal 2005 was $8.49 for those granted at market value, $10.91 for those granted above market value, and $9.37 for those granted at below market value.

The following table as of May 31, 2007 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

		Options Outstanding			Options Exercisable
			Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices		Number of Shares	Exercise Price	Contractual Life	Number of Shares	Exercise Price
$0.01 –	$ 0.50	55,798	$0.36	4.1	55,798	$0.36
0.51 –	1.00	1,157,358	0.89	4.5	1,157,358	0.89
1.01 –	2.00	712,979	1.21	1.4	712,979	1.21
2.01 –	5.00	206,693	3.33	5.6	156,067	3.03
5.01 –	10.00	801,609	6.11	6.6	556,882	6.11
10.01 –	20.00	309,241	17.79	6.4	37,706	17.15
20.01 –	35.00	327,236	21.71	7.5	248,902	20.08
		3,570,914	$5.63	4.9	2,925,692	$3.91

Restricted stock activity

The Company granted restricted stock awards to its employees for the first time in fiscal 2007. The following is a summary of the changes in unvested restricted stock for the fiscal year ended May 31, 2007:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at May 31, 2006	—	$—
Granted	127,105	17.51
Vested	(9,915)	17.51
Forfeited	(4,600)	17.51
Expired	—	—
Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Shares available for future grants at May 31, 2007	1,677,495

As of May 31, 2007, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This compensation cost is expected to be recognized through June 6, 2011 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.91 years.

12.          RESTRUCTURING EXPENSES

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

During fiscal years 2007 and 2006, the Company recorded charges of approximately $1.1 million and $2.7 million, respectively, in connection with this planned closure. The expense for fiscal 2007 consisted primarily of product consolidation expenses, retention bonuses and relocation expenses. The expense for fiscal 2006 included approximately $2.3 million for impairment of long-lived assets based on an independent valuation, and approximately $0.4 million for severance pay, retention bonuses and other expenses. The Company expects to incur approximately $1.0 million of additional costs in fiscal 2008 to close this facility.

13.          INCOME TAXES

Sources of income before income taxes are summarized below (in thousands):

	Year Ended May 31,
	2007	2006	2005
Domestic Operations	$83,729	$56,459	$31,711
Foreign Operations	10,425	6,701	6,270
Total	$94,154	$63,160	$37,981

The provision for income taxes is summarized as follows (in thousands):

	Year Ended May 31,
	2007	2006	2005
Current:
Federal	$31,701	$20,963	$12,979
Foreign	4,257	3,593	1,908
State	1,769	1,218	1,377
	37,727	25,774	16,264
Deferred:
Federal	(2,938)	(1,707)	(2,617)
Foreign	(494)	(752)	505
State	(209)	2	(81)
	(3,641)	(2,457)	(2,193)
Income taxes	$34,086	$23,317	$14,071

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets as follows:  Belgium, $0.8 million; Japan, $0.9 million; France, $0.1 million and Spain, $0.1 million. The Company has also established a valuation allowance against state operating loss carry-forwards of $0.7 million. Net operating loss carry-forwards for France and Belgium do not expire; other operating loss carry-forwards expire beginning in 2013.

The tax effects of significant items comprising the Company’s net deferred tax liability at May 31, 2007 and 2006 are as follows (in thousands):

	Year Ended May 31,
	2007	2006
Deferred tax liabilities:
Amortization	$(1,744)	$(1,707)
Depreciation	(309)	(557)
Prepaids and other	(1,175)	(488)
Deferred tax assets:
Reserves not currently deductible	8,664	4,908
Operating loss carry-forwards	2,600	2,938
Uniform capitalization	1,172	859
	9,208	5,953
Valuation allowance	(2,643)	(3,029)
Net deferred tax assets	$6,565	$2,924

Net deferred tax assets increased by $3.7 million mainly due to an increase in deferred revenue of approximately $2.0 million and an increase of $1.8 million in reserves not currently deductible, off set by minor changes in other items resulting in a net decrease of $0.1 million. Deferred taxes are not provided for temporary differences of approximately $16.5 million, $11.7 million and $8.4 million as of May 31, 2007, 2006 and 2005, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2007	2006	2005
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	3
Extraterritorial income exclusion and PAD	(1)	(2)	(1)
Difference in effective income tax rates of other countries	—	—	1
Research and development credits	—	—	(1)
Change in deferred tax valuation allowance	—	1	—
Other	(1)	—	—
	36%	37%	37%

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $12.3 million in fiscal 2007, and $6.4 million in each of fiscal 2006 and 2005. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

In fiscal 2004, a true up of the estimated tax benefit of the 2003 European restructure and adjustments for misapplication of Texas franchise tax rules for fiscal years 2002 and 2003 added $0.1 million and $0.3 million, respectively, to income tax expense. In addition, a reserve of $0.2 million was established to recognize the increasingly conservative positions taken by the various state taxing authorities with respect to the related party transactions. The Company added approximately $0.9 million to this reserve in fiscal 2005. In fiscal 2006, the Company added approximately $26,000 to this reserve, representing estimated interest expense. In fiscal 2007, the Company added approximately $0.7 million to this reserve, which includes $53,000 of estimated interest expense.

In fiscal 2005, the Company claimed credits for qualified research and development activities performed during the years 2001 through 2005 of approximately $0.6 million. In fiscal 2006, the Company claimed approximately $0.3 million in credits for qualified research and development activities. In fiscal 2007, the Company claimed approximately $0.3 million in credits for qualified research and development activities performed during fiscal 2007. The Company has recorded reserves of $0.4 million, approximately 30% of the total credits claimed for all years.

In July 2006, the Financial Accounting Standards Board issued interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, which is effective for the Company for the fiscal year beginning June 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earning in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48; however, the impact of its adoption to the Company’s financial condition, results of operations, or cash flows is not expected to be material.

14.          EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share—assuming dilution in accordance with SFAS No. 128, Earnings per Share:

	Year Ended May 31,
	2007	2006	2005
	(Shares and $ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income available to common shareholders	$60,068	$39,843	$23,910
Denominator:
For basic earnings per share—weighted average shares basis	68,441	68,004	67,699
Effect of dilutive stock options	2,228	3,397	3,651
Denominator for diluted earnings per share—adjusted weighted average shares basis	70,669	71,401	71,350
Earnings per common share—basic	$0.88	$0.59	$0.35
Earnings per common share—diluted	$0.85	$0.56	$0.34

The effect of 36,916, 429,949 and 44,324 out-of-the-money options was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2007, 2006 and 2005, respectively.

On June 8, 2007, the Company, under an annual group award, issued options to employees to purchase 415,818 shares of common stock at an exercise price of $29.23 per share, which was the closing price on the date of the grant. The Company also issued 48,055 shares of restricted stock. These options and restricted stock are excluded in calculating the above diluted earnings per share but will have a dilutive effect on the future earnings per share calculations.

15.          DOMESTIC AND FOREIGN OPERATIONS

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

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2007, 2006 and 2005 is summarized below (in thousands):

	For the Year Ended May 31, 2007
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$149,278	$11,192	$13,956	$10,345	$8,044	$9,846	$—	$202,661
Affiliates	11,622	3,781	—	276	—	138	(15,817)	—
Total	160,900	14,973	13,956	10,621	8,044	9,984	(15,817)	202,661
Net instrument revenues:
Unaffiliated customers	10,335	2,999	1,219	612	57	1,705	—	16,927
Affiliates	2,827	5,015	—	—	—	—	(7,842)	—
Total	13,162	8,014	1,219	612	57	1,705	(7,842)	16,927
Net collagen revenues:
Unaffiliated customers	4,090	—	—	—	—	—	—	4,090
Affiliates	—	—	—	—	—	—	—	—
Total	4,090	—	—	—	—	—	—	4,090
Net Sales	178,152	22,987	15,175	11,233	8,101	11,689	(23,659)	223,678
Income (loss) from operations	81,393	(201)	3,474	4,856	(117)	995	1,212	91,612
Depreciation	3,256	693	1,356	192	176	852		6,525
Amortization	282	—	—	—	64			346
Restructuring expenses	1,051	—	—	—	—	—	—	1,051
Income tax (benefit) expense	30,323	20	1,824	1,972	—	65	(118)	34,086
Interest income	2,035	25	631	105	1	44	—	2,841
Capital expenditures	8,119	453	911	103	174	1,133	—	10,893
Property & equipment—net, at year end	20,875	2,285	2,772	1,287	577	2,449	—	30,245
Goodwill	17,803	3,296	1,060	8,176	4,393	35	—	34,763
Total assets at year end	240,468	16,284	23,142	18,528	13,157	11,044	(47,145)	275,478

	For the Year Ended May 31, 2006
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$119,145	$10,775	$12,077	$9,252	$7,372	$8,439	$—	$167,060
Affiliates	10,504	1,938	—	206	—	197	(12,845)	—
Total	129,649	12,713	12,077	9,458	7,372	8,636	(12,845)	167,060
Net instrument revenues:
Unaffiliated customers	7,263	1,984	1,191	345	15	1,719	—	12,517
Affiliates	802	3,095	1	—	—	2	(3,900)	—
Total	8,065	5,079	1,192	345	15	1,721	(3,900)	12,517
Net collagen revenues:
Unaffiliated customers	3,929	—	—	—	—	—	—	3,929
Affiliates	—	—	—	—	—	—	—	—
Total	3,929	—	—	—	—	—	—	3,929
Net Sales	141,643	17,792	13,269	9,803	7,387	10,357	(16,745)	183,506
Income (loss) from operations	56,728	745	1,678	3,856	(433)	681	(215)	63,040
Depreciation	3,196	748	1,566	216	104	672	—	6,502
Amortization	360	—	—	—	60	7	—	427
Restructuring expenses	2,689	—	—	—	—	—	—	2,689
Income tax (benefit) expense	20,477	367	842	1,563	—	147	(79)	23,317
Interest income	441	18	505	—	—	13	—	977
Capital expenditures	8,964	684	453	286	78	359	—	10,824
Property & equipment—net, at year end	16,057	2,508	3,080	1,344	605	2,090	—	25,684
Goodwill	17,803	3,144	1,011	7,934	4,766	33	—	34,691
Total assets at year end	165,102	12,139	20,026	14,249	14,125	9,382	(43,336)	191,687

	For the Year Ended May 31, 2005
	U.S.	Germany	Italy	Canada	Japan(1)	Other	Elims	Consolidated
Net reagent revenues
Unaffiliated customers	$88,616	$11,674	$11,637	$8,095	$—	$8,778	$—	$128,800
Affiliates	9,237	2,199	—	245	—	139	(11,820)	—
Total	97,853	13,873	11,637	8,340	—	8,917	(11,820)	128,800
Net instrument revenues:
Unaffiliated customers	6,250	2,578	927	170	—	2,589	—	12,514
Affiliates	937	4,612	15	—	—	2	(5,566)	—
Total	7,187	7,190	942	170	—	2,591	(5,566)	12,514
Net collagen revenues:
Unaffiliated customers	3,472	—	—	—	—	—	—	3,472
Affiliates	—	—	—	—	—	—	—	—
Total	3,472	—	—	—	—	—	—	3,472
Net Sales	108,512	21,063	12,579	8,510	—	11,508	(17,386)	144,786
Income (loss) from operations	31,548	2,169	(11)	3,217	—	355	(26)	37,252
Depreciation	3,231	970	1,657	259	—	898	—	7,015
Amortization	378	—	—	—	—	—	—	378
Restructuring expenses	—	—	—	—	—	—	—	—
Income tax (benefit) expense	11,650	862	243	1,213	—	95	8	14,071
Interest income	31	36	567	—	—	3	(13)	624
Capital expenditures	3,397	249	1,881	217	—	849	—	6,593
Property & equipment—net, at year end	12,754	2,473	4,240	1,182	—	2,386	—	23,035
Goodwill	17,803	3,025	973	6,993	—	32		28,826
Total assets at year end	140,319	13,730	16,814	11,881	—	10,054	(35,185)	157,613

       (1) Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.

During the years ended May 31, 2007, 2006 and 2005, the Company’s U.S. operations made net export sales to unaffiliated customers of approximately $5.4 million, $4.3 million and $6.9 million, respectively. The Company’s German operations made net export sales to unaffiliated customers of $4.7 million, $4.3 million and $5.5 million for the years ended May 31, 2007, 2006, and 2005, respectively. The

Company’s Canadian operations made net export sales to unaffiliated customers of $1.8 million, $2.1 million and $1.9 million for the years ending May 31, 2007, 2006, and 2005, respectively. Product sales to affiliates are valued at market prices.

16.          RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions to the plan. During the years ended May 31, 2007, 2006 and 2005, the Company’s matching contributions to the plan were approximately $0.6 million, $0.5 million and $0.3 million, respectively. Effective January 1, 2005, employees vest immediately in the Company’s matching contributions. Prior to this date, vesting in the Company’s matching contributions was based on years of continuous service.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. During the years ended May 31, 2007, 2006 and 2005, the Company’s matching contributions to the plan were approximately $76,000, $80,000 and $58,000, respectively.

17.          COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office, warehousing and manufacturing facilities in the United States under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. In fiscal 2007, due to changes in ownership of several warehouses, new leases had to replace a master lease; however, no major changes occurred in terms of the rent charges and periods of lease. One of the leases contains a leasehold improvement incentive allowing for a maximum reimbursement of $1.5 million, of which $1.4 million has been reimbursed as of May 31, 2007. These reimbursements due from the landlord were accrued as receivables and are included in prepaid expenses and other assets with corresponding credits recorded as deferred rent and amortized as reductions of rent expense over the term of the lease. The Company leases foreign office, manufacturing and warehouse facilities and automobiles under operating lease agreements expiring at various dates through fiscal 2012. The total leasing expenses, including leasing of properties, office equipment and associated service charges for the Company was $2.6 million in fiscal 2007, $ 2.5 million in fiscal 2006 and $2.2 million in fiscal 2005.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2007 (in thousands):

Year Ending May 31:
2008	$2,307
2009	2,142
2010	1,401
2011	1,296
2012	1,424
Thereafter	6,204
$14,774

Other Commitments

The Company entered into an instrument purchase agreement with Bio-Tek Instruments, Inc. for the development of Galileo® Echo™ on January 19, 2004 and accepted the manufacturer’s engineering model in fiscal 2005. The Company received FDA clearance in June 2007 and launched the instrument in Europe and the U.S. in the first quarter of fiscal 2008. At May 31, 2007, the Company had unfulfilled purchase orders issued to Bio-Tek for Echo™ instruments amounting to approximately $14.3 million.

In September 2003, the Company entered into a five-year purchase agreement to purchase products from Celliance Ltd (“Celliance”) (a subsidiary of Millipore Corporation). The Company will supply Celliance with a 12-month rolling forecast of purchases that constitute a binding purchase order. In return, Celliance will supply the products at the price specified in the purchase agreement with prices to increase annually beginning January 1, 2004. Celliance will supply products at the listed prices and at reduced performance prices if certain sales volume has been reached. The agreement also provides for a preferential treatment for supply of products in relation to Celliance’s sales orders from other customers. At May 31, 2007, the Company’s commitments under this arrangement are $1.1 million for fiscal 2008.

Contingencies

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the Company’s Chief Executive Officer and the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. De Chirico was charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician, and the subsidiary was charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer. In January 2007 the Company’s Italian subsidiary settled the charges in Italy on terms that were not material to the Company’s financial condition. Dr. De Chirico has vigorously denied any wrongdoing, and is contesting the charges against him, which have been sent forward for trial. The trial is expected to begin sometime this fall and to continue well into 2008, and appeals of an unfavorable verdict could take several years.

An investigation into these matters by the Audit Committee of the Company’s Board of Directors concluded that the €13,500 payment to a physician as the organizer and chairman of a convention sponsored by the Italian subsidiary was not improper, but the invoice for those services resulted in a violation of the books and records provisions of the Foreign Corrupt Practices Act. The Company reported this violation to the SEC, who thereafter issued a formal investigative order. The Company and Dr. De Chirico have been seeking to settle the SEC investigation, but no determination can yet be made as to whether we will become subject to any fines, penalties and/or other charges imposed by the SEC or any governmental authority, or any other damages or costs that may arise in connection with these circumstances.

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers alleging that the Company’s stock prices during part of 2004 and 2005 were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements. These cases were consolidated under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD. In May 2007 the Company entered into an agreement to settle these lawsuits. Under the settlement agreement, the Company’s insurance carrier has agreed to pay $2.5 million to the plaintiff class in consideration of an absolute and unconditional release of all claims against the Company and the individual defendants. The Company’s only costs are legal expenses, which have been expensed as incurred. The Court has given its preliminary approval to the terms of the settlement. The settlement is contingent upon various conditions, including but not limited to final approval by the Court after notice to the class and a hearing scheduled for September 20, 2007. It is not certain the settlement will receive final approval from the Court nor be upheld if challenged on appeal.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any on-going legal proceedings, including those summarized above, will have a material adverse effect on the Company’s consolidated financial position or future results of operations.

18.          RELATED PARTY TRANSACTIONS

Michael S. Goldman joined the Company’s Board of Directors effective May 15, 2006. Mr. Goldman is a Managing Director and founding principal of TM Capital Corp., a New York and Atlanta based investment bank which has represented the Company in a number of transactions prior to Mr. Goldman becoming a director of the Company. The Company paid fees to TM Capital Corp. totaling $120,000, $470,000 and $60,000 in fiscal years 2007, 2006 and 2005, respectively.

19.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings Per
			Income		Earnings	Common Share-
	Net	Gross	from	Net	Per Common	Assuming
Fiscal Year Ended	Sales	Profit	Operations(2)	Income	Share(1)	Dilution(1)
	(In thousands, except per share amounts)
May 31, 2007
First Quarter	$51,040	$34,536	$19,766	$12,733	$0.19	$0.18
Second Quarter	54,426	37,843	21,341	14,102	$0.21	$0.20
Third Quarter	57,091	40,353	23,057	15,019	$0.22	$0.21
Fourth Quarter	61,121	45,023	27,448	18,214	$0.26	$0.26
	$223,678	$157,755	$91,612	$60,068	$0.88	$0.85
May 31, 2006
First Quarter	$42,434	$26,695	$12,481	$8,006	$0.12	$0.12
Second Quarter	44,025	28,541	12,766	8,055	$0.12	$0.11
Third Quarter	47,090	32,134	19,079	11,721	$0.17	$0.16
Fourth Quarter	49,957	34,167	18,714	12,061	$0.18	$0.17
	$183,506	$121,537	$63,040	$39,843	$0.59	$0.56

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

Item 8.—Financial Statements and Supplementary Data (Continued).

B.               Supplementary Financial Information

Consolidated Financial Schedule

Schedule II—Valuation and Qualifying Accounts
Year ended May 31, 2007, 2006 and 2005

		Charged to
	Beginning	Costs and		Ending
	Balance	Expense	Deductions	Balance
2007
Allowance for doubtful accounts	$1,950	$364	$(588)	$1,726
Provision for restructuring expense	$342	$358	$(257)	$443
Deferred income tax valuation allowance	$3,029	$—	$(386)	$2,643
2006
Allowance for doubtful accounts	$1,874	$254	$(178)	$1,950
Provision for restructuring expense	$—	$342	$—	$342
Deferred income tax valuation allowance	$123	$2,906	$—	$3,029
2005
Allowance for doubtful accounts	$1,330	$942	$(398)	$1,874
Deferred income tax valuation allowance	$266	$—	$(143)	$123

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

Item 9A.—Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on their evaluation as of May 31, 2007, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to have materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2007. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2007. Immucor’s management has concluded that, as of May 31, 2007, its internal control over financial reporting was effective based on these criteria.

Immucor management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2007 has been audited by Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in Part II, Item 8 of this report.  Grant Thornton, LLP has audited and reported on management’s assessment of the Company’s internal control over financial reporting, which is also included in Part II, Item 8 of this report.

/s/ dr. gioacchino dechirico	/s/ Patrick D. Waddy
Dr. Gioacchino DeChirico	Patrick D. Waddy
President and Chief Executive Officer	Vice President— Chief Financial Officer

Item 9B.—Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.—Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.—Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.—Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.—Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.—Exhibits and Financial Statement Schedules.

(a)           Documents filed as part of this report:

1.	Consolidated Financial Statements.
The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.
2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report .
Schedule II—Valuation and Qualifying Accounts.
Other financial statement schedules are omitted as they are not required or not applicable.
3.	Exhibits.
See Item 15(b) below.

(b)          Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation dated September 7, 2006 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).
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

10.1-6**	Lease Amendment, dated August 8, 2002, between the Company and Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.
10.1-7**

Amended and Restated Lease Amendment, dated January 18, 2005, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-8**

Lease Amendment, dated March 31, 2006, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-9**

Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-10**

Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-11**

Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-12**

Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-13**

Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-14**

Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.2**	Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005.
10.3

United States Department of Health and Human Services Establishment License dated December 28, 1982, for the manufacture of biological products (incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-966 on Form S-1).

10.4

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

10.7*	Immucor, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Registration Statement No. 333-131902 filed on April 5, 2006).
10.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
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

10.13*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).
10.14

Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 14, 2004).

10.15

Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation (incorporated by reference to Exhibit 10.18 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.16*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.19 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.16-1*

Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.16-2*

Amended and Restated Employment Agreement dated September 7, 2006, by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

10.17*

Consulting Agreement dated March 1, 2007 by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 6, 2007).

10.18*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.20 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).
10.18-1*

Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.18-2*

Amendment No. 2 to Employment Agreement, dated June 1, 2007, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.5 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.19*

Employment Agreement, dated December 1, 2003, by and between the Company and Gioacchino De Chirico (incorporated by reference to Exhibit 10.21/A to Immucor, Inc.’s amended Annual Report on Form 10-K/A filed on December 6, 2006).

10.19-1*

Amendment No. 1 to Employment Agreement, dated May 1, 2004, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.19-2*

Amendment to Employment Agreement, dated June 1, 2007, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.20*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson (incorporated by reference to Exhibit 10.23 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).
10.21*	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 5, 2007).
10.22*	Fiscal Year 2008 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 31, 2007).
21**	Subsidiaries of the Registrant.
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Denotes a management contract or compensatory plan or arrangement.

**             Filed or furnished herewith

(c)           Financial Statement Schedule

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:	/s/ Dr. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)
July 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Gioacchino DeChirico
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)
July 27, 2007
/s/ Patrick D. Waddy
Patrick D. Waddy, Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
July 27, 2007
/s/ Roswell S. Bowers
Roswell S. Bowers, Director
July 27, 2007
/s/ Ralph A. Eatz
Ralph A. Eatz, Director, Senior Vice President—Chief Scientific Officer
July 27, 2007
/s/ Michael Goldman
Michael Goldman, Director
July 27, 2007
/s/ Jack Goldstein
Jack Goldstein, Director
July 27, 2007
/s/ John A. Harris
John A. Harris, Director
July 27, 2007
/s/ Joseph E. Rosen
Joseph E. Rosen, Director
July 27, 2007

EXHIBIT INDEX

Number	Description
10.1-6	Lease Amendment, dated August 8, 2002, between the Company and Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.
10.1-7

Amended and Restated Lease Amendment, dated January 18, 2005, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-8

Lease Amendment, dated March 31, 2006, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-9

Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-10

Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-11

Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-12

Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-13

Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.1-14

Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company.

10.2	Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005.
21	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.