Form 10-K/A
period 2007-05-31
IMMUCOR INC
filed 2007-09-07
CIK 736822

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

COMMON STOCK, $.10 PAR VALUE

(Title of Class)

COMMON STOCK PURCHASE RIGHTS

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

EXPLANATORY NOTE

Our annual report on Form 10-K for the fiscal year ended May 31, 2007 (the “Original Filing”) was filed with the Securities and Exchange Commission on July 27, 2007. The only purpose of this Amendment No. 1 on Form 10-K/A is to include conformed signatures on the audit reports prepared by Grant Thornton LLP, our independent registered public accounting firm, with respect to our financial statements and management’s assessment of internal control over financial reporting, and on Grant Thornton LLP’s consent filed as an exhibit to the Original Filing. Grant Thornton had manually signed those audit reports and the related consent but the pages filed with the Original Filing failed to indicate those signatures. No other items of the Original Filing are being amended hereby.

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

10.1-6

Lease Amendment, dated August 8, 2002, between the Company and Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-6 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-7

Amended and Restated Lease Amendment, dated January 18, 2005, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-7 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-8

Lease Amendment, dated March 31, 2006, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-8 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-9

Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-9 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-10

Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-10 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-11

Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-12

Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-12 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-13

Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-13 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.1-14

Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-14 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

10.2

Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

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

10.20*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson (incorporated by reference to Exhibit 10.23 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.21*	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 5, 2007).
10.22*	Fiscal Year 2008 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 31, 2007).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2

Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed on July 27, 2007).

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

IMMUCOR, INC.

By:	/s/ Dr. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, President and Chief Executive Officer
September 7, 2007

EXHIBIT INDEX

Number	Description
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.