Form 10-Q
period 2007-08-31
IMMUCOR INC
filed 2007-10-05
CIK 736822

FORM 10-Q

United States
Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2007

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

As of September 30, 2007: Common Stock, $0.10 Par Value – 69,945,438

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2007	May 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,778	$113,551
Trade accounts receivable, net of allowance for doubtful accounts of $1,773 at August 31, 2007 and $1,726 at May 31, 2007	50,309	47,768
Inventories	34,578	29,320
Deferred income tax assets, current portion	3,621	3,614
Prepaid expenses and other current assets	6,089	5,567
Total current assets	219,375	199,820

PROPERTY AND EQUIPMENT, Net	32,024	30,245
GOODWILL	35,159	34,763
OTHER INTANGIBLE ASSETS, Net	5,870	5,719
DEFERRED INCOME TAX ASSETS	6,782	4,225
OTHER ASSETS	716	706
Total assets	$299,926	$275,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,640	$8,056
Accrued expenses and other current liabilities	12,501	14,055
Income taxes payable	11,624	7,180
Deferred revenue, current portion	8,810	7,321
Current portion of acquisition liability	3,955	343
Total current liabilities	44,530	36,955

ACQUISITION LIABILITY	—	3,488
DEFERRED REVENUE	12,542	12,361
DEFERRED INCOME TAX LIABILITIES	1,271	1,275
OTHER LONG-TERM LIABILITIES	1,961	1,951
Total liabilities	60,304	56,030
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 69,922,263 and 69,086,652 shares at August 31, 2007 and May 31, 2007, respectively	6,992	6,909
Additional paid-in capital	30,209	29,076
Retained earnings	197,355	179,768
Accumulated other comprehensive income	5,066	3,695
Total shareholders’ equity	239,622	219,448
Total liabilities and shareholders’ equity	$299,926	$275,478

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2007	2006

NET SALES	$63,632	$51,040
COST OF SALES	17,751	16,504
GROSS PROFIT	45,881	34,536

OPERATING EXPENSES:
Research and development	2,055	1,226
Selling and marketing	7,569	5,559
Distribution	2,684	2,288
General and administrative	5,880	5,222
Restructuring expense	531	387
Amortization expense and other	86	87
Total operating expenses	18,805	14,769

INCOME FROM OPERATIONS	27,076	19,767

NON-OPERATING INCOME (EXPENSES):
Interest income	1,113	518
Interest expense	(95)	(117)
Other, net	(182)	(61)
Total non-operating income	836	340

INCOME BEFORE INCOME TAXES	27,912	20,107
PROVISION FOR INCOME TAXES	10,162	7,374
NET INCOME	$17,750	$12,733

Earnings per share:
Per common share - basic	$0.26	$0.19
Per common share - diluted	$0.25	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, MAY 31, 2007, as previosly reported	69,087	$6,909	$29,076	$179,768	$3,695	$219,448
Adjustment to adopt FIN 48 (see Note 7)				(163)		(163)
BALANCE, MAY 31, 2007, restated	69,087	6,909	29,076	179,605	3,695	219,285
Shares issued under employee stock plans	1,061	106	1,810	—	—	1,916
Share-based compensation expense	—	—	991	—	—	991
Stock repurchases and retirements	(226)	(23)	(6,009)	—	—	(6,032)
Tax benefits related to share-based compensation	—	—	4,341	—	—	4,341
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,371	1,371
Net income	—	—	—	17,750	—	17,750
Total comprehensive income						19,121

BALANCE, AUGUST 31, 2007	69,922	$6,992	$30,209	$197,355	$5,066	$239,622

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$17,750	$12,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,893	1,553
Accretion of acquisition liabilities	44	46
Loss on retirement of fixed assets	1	69
Provision for doubtful accounts	159	(217)
Share-based compensation expense	991	708
Deferred income taxes	(702)	(12)
Excess tax benefit from share-based compensation	(4,341)	(356)
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,311)	(522)
Income taxes	6,613	4,821
Inventories	(5,072)	(1,161)
Other current assets	(911)	1,589
Other long-term assets	(8)	28
Accounts payable	(441)	128
Deferred revenue	1,632	1,050
Accrued expenses and other current liabilities	(1,661)	354
Other long-term liabilities	—	259
Cash provided by operating activities	13,636	21,070

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,939)	(1,780)
Proceeds from short-term investments, net	—	992
Cash used in investing activities	(2,939)	(788)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(143)	(90)
Repurchase of common stock	(5,534)	(4,872)
Proceeds from exercise of stock options	1,470	207
Excess tax benefit from share-based compensation	4,341	356
Cash provided by (used in) financing activities	134	(4,399)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	396	(225)
INCREASE IN CASH AND CASH EQUIVALENTS	11,227	15,658
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,551	54,103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,778	$69,761

SUPPLEMENTAL INFORMATION:
Tax paid	$4,232	$1,833
Interest paid	41	63
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options excercised	$498	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months ended August 31, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2008, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	August 31, 2007	May 31, 2007
	(in thousands)

Raw materials and supplies	$7,151	$6,364
Work in process	4,415	4,829
Finished goods	23,012	18,127
	$34,578	$29,320

3.              SHAREHOLDERS’ EQUITY

During the quarter ended August 31, 2007, the Company either withheld from certain option exercises or reacquired from certain restricted stock holders an aggregate of 206,787 shares valued at $5.5 million in compliance with the statutory tax withholding requirements. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

The Company also withheld 18,609 shares valued at $0.5 million from an employee who exercised options and elected to pay the option exercise price by having shares withheld. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the condensed consolidated statements of cash flows.

The shares acquired in fiscal 2008 were returned to the status of authorized, but unissued shares.

4.              STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares of its common stock. On June 1, 2004, August 2, 2004 and December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 675,000, 1,125,000 and 1.5 million shares, respectively.

During the quarter ended August 31, 2007, the Company did not make any repurchases in the open market under the 1998 repurchase program. During the quarter ended August 31, 2006, 281,969 shares were repurchased for $4.9 million. As of August 31, 2007, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for repurchase.

The shares repurchased in fiscal 2007 were returned to the status of authorized, but unissued shares.

5.              SHARE-BASED COMPENSATION

Plan summary

The Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only active plan during the first quarter of fiscal 2008. Under the 2005 Plan, management is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the first quarter of fiscal years 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 31, 2007	August 31, 2006
Risk-free interest rate (1)	5.06%	4.95%
Expected volatility (2)	40.26%	41.55%
Expected life (years) (3)	4.25	4.25
Expected dividend yield (4)	—	—

(1)           Based on the U.S. Treasury yield curve in effect at the time of grant.

(2)           Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

(3)           Represents the period of time options are expected to remain outstanding. The weighted average expected option term was determined using the “simplified method” as allowed by Staff Accounting Bulletin No. 107. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

(4)           The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Impact of adoption of SFAS 123R

On adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”) as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes). This compensation expense is expected to be recognized through May 2010 on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

Total share-based compensation expense included in the condensed consolidated statements of income for the three-month periods ended August 31, 2007 and August 31, 2006 was $1.0 million ($0.7 million, net of taxes), and $0.7 million ($0.5 million, net of taxes), respectively. The impact on basic and diluted earnings per share was a reduction by $0.01 per share for each of the three-month periods ended August 31, 2007 and August 31, 2006.

Stock option activity

The options granted under the 2005 Plan during the first quarter ended August 31, 2007 have a six-year term with vesting of 25% at the end of each of the first four years; the restricted shares vest 20% at each anniversary of the issuance date. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the first quarter of fiscal year 2008 ended August 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(1)
				(in thousands)
Outstanding at May 31, 2007	3,570,914	$5.63
Granted	424,736	$29.23
Exercised	(1,038,489)	$1.85
Forfeited	(9,141)	$20.44
Expired	(223,605)	$1.21
Outstanding at August 31, 2007	2,724,415	$11.07	5.5	$60,712

Exercisable at August 31, 2007	1,779,615	$5.98	5.1	$48,710

Shares available for future grants at August 31, 2007	1,080,225

(1)         The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options).

(2)         The weighted-average grant-date fair value of share options granted during the first three months of fiscal years 2008 and 2007 was $11.59 and $7.08, respectively. The total intrinsic value of share options exercised during the first three months of fiscal years 2008 and 2007 was $28.4 million and $1.1 million, respectively.

Restricted stock activity

The Company awarded restricted shares for the first time on June 6, 2006. The following is a summary of the changes in nonvested restricted stock for the first quarter of fiscal year 2008 ended August 31, 2007:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Granted	48,055	29.23
Vested	(22,518)	17.51
Forfeited	(1,360)	—
Nonvested stock outstanding at August 31, 2007	136,767	$21.63

Shares available for future grants at August 31, 2007	1,630,800

As of August 31, 2007, there was $9.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 8, 2012, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.39 years from August 31, 2007.

6.              COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2007	2006

Net income	$17,750	$12,733
Net foreign currency translation adjustments	1,371	(738)
Comprehensive income	$19,121	$11,995

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.              INCOME TAXES

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on June 1, 2007. The cumulative effect of implementation of FIN 48 is a $0.2 million increase in the liability for unrecognized tax benefits, which will be accounted for as a decrease in the May 31, 2007 balance of retained earnings. As of the adoption date, we had gross unrecognized tax benefits of $5.1 million, which was accounted for as follows (in thousands):

Reduction in Retained Earnings (cumulative effect)	$163
Additional Deferred Tax Assets	$1,745
FAS 5 Reserve Reduction	$3,222
Increase in Liability	$5,130

The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.4 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ending August 31, 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on June 1, 2007, the Company recognized $1.0 million of gross accrued interest expense. The company has not recognized any accrued penalties upon adoption of FIN 48.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2004, May 31, 2005, and May 31, 2006 are subject to examination by the tax authorities.

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before the fiscal year ended May 31, 2004.

8.              EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share.

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended
	August 31,	August 31,
	2007	2006

Numerator for basic and diluted earnings per share:
Net Income	$17,750	$12,733

Denominator:
For basic earnings per share - weighted average shares basis	69,435	67,701
Effect of dilutive stock options and restricted stock	1,638	2,488
Denominator for diluted earnings per share -adjusted weighted average shares basis	71,073	70,189

Earnings per common share – basic	$0.26	$0.19
Earnings per common share – diluted	$0.25	$0.18

The effect of 45,423 and 377,546 out-of-the-money options for the quarter ended August 31, 2007 and August 31, 2006, respectively, was excluded from the above calculation as inclusion of these securities would be anti-dilutive.

9.              SEGMENT AND GEOGRAPHIC INFORMATION

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

Segment information for the three-month periods ended August 31, 2007 and 2006 is summarized below (in thousands).

	For the Three Months Ended August 31, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$35,297	$1,927	$2,175	$2,314	$1,830	$1,534	$—	$45,077
Affiliates	1,596	1,018	—	69	—	5	(2,688)	—
Total	36,893	2,945	2,175	2,383	1,830	1,539	(2,688)	45,077
Capture reagent revenues:
Unaffiliated customers	7,548	934	1,534	620	98	1,206	—	11,940
Affiliates	1,696	552	—	—	—	—	(2,248)	—
Total	9,244	1,486	1,534	620	98	1,206	(2,248)	11,940
Net instrument revenues:
Unaffiliated customers	2,908	864	670	233	95	338	—	5,108
Affiliates	656	896	—	—	—	—	(1,552)	—
Total	3,564	1,760	670	233	95	338	(1,552)	5,108
Net collagen revenues:
Unaffiliated customers	1,507	—	—	—	—	—	—	1,507
Affiliates	—	—	—	—	—	—	—	—
Total	1,507	—	—	—	—	—	—	1,507

Net Sales	51,208	6,191	4,379	3,236	2,023	3,083	(6,488)	63,632

Income (loss) from operations	24,961	96	955	1,241	(91)	248	(334)	27,076

Depreciation	961	177	333	53	48	236	—	1,808
Amortization	70	—	—		15	—	—	85
Restructuring expenses	531	—	—	—	—	—	—	531
Income tax expense	9,231	34	536	473	—	11	(123)	10,162
Capital expenditures	2,404	59	199	67	22	188	—	2,939
Property & equipment - net	22,817	2,198	2,676	1,319	580	2,434	—	32,024
Total assets at period end	262,449	17,527	24,826	19,118	15,165	11,272	(50,431)	299,926

	For the Three Months Ended August 31, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$28,229	$1,835	$1,924	$2,211	$1,899	$1,013	$—	$37,111
Affiliates	1,428	408	—	57	—	41	(1,934)	—
Total	29,657	2,243	1,924	2,268	1,899	1,054	(1,934)	37,111
Capture reagent revenues:
Unaffiliated customers	5,519	891	1,345	437	131	1,263	—	9,586
Affiliates	1,374	45	—	—	—	—	(1,419)	—
Total	6,893	936	1,345	437	131	1,263	(1,419)	9,586
Net instrument revenues:
Unaffiliated customers	2,219	430	281	105	2	231	—	3,268
Affiliates	190	822	—	—	—	—	(1,012)	—
Total	2,409	1,252	281	105	2	231	(1,012)	3,268
Net collagen revenues:
Unaffiliated customers	1,075	—	—	—	—	—	—	1,075
Affiliates	—	—	—	—	—	—	—	—
Total	1,075	—	—	—	—	—	—	1,075

Net Sales	40,034	4,431	3,550	2,810	2,032	2,548	(4,365)	51,040

Income (loss) from operations	18,151	(285)	636	1,206	(111)	408	(238)	19,767

Depreciation	700	167	326	47	39	186	—	1,465
Amortization	70	—	—	—	16	2	—	88
Restructuring expenses	387	—	—	—	—	—	—	387
Income tax expense	6,614	—	340	494	—	14	(88)	7,374
Capital expenditures	1,287	46	259	15	12	161	—	1,780
Property & equipment, net	16,644	2,330	3,002	1,306	552	2,039	—	25,873
Total assets at period end	179,502	13,071	19,732	14,542	13,302	9,531	(43,784)	205,896

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.4 million and $1.2 million for the three months ended August 31, 2007 and 2006, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $1.3 million and $0.9 million for the three months ended August 31, 2007 and 2006, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.4 million for each of the three months ended August 31, 2007 and 2006.

10.       COMMITMENTS AND CONTINGENCIES

Italian subsidiary

As previously reported, the Company’s Italian subsidiary and Dr. Gioacchino De Chirico, the Company’s Chief Executive Officer and the former President of the subsidiary, have been the subjects of a criminal investigation in Milan, Italy centered on payments by several companies to certain Italian physicians allegedly in exchange for favorable contract awards by their hospitals. Dr. De Chirico was charged as the former President of the subsidiary with directing a €13,500 payment to one physician and payments totaling approximately $47,000 to another physician. The subsidiary was charged concerning the €13,500 payment under an Italian law holding the subsidiary responsible for actions allegedly taken by an officer, and it settled these charges in January 2007 on terms that were not material to the Company’s financial condition.

Dr. De Chirico has vigorously denied any wrongdoing, and is contesting the charges against him. The trial began in September 2007 and is expected to continue well into 2008, and appeals of an unfavorable verdict could take several years. The Company has continued to expense Dr. De Chirico’s legal fees under the terms of the standard indemnification agreement applicable to all the Company’s directors.

As previously reported, the Company and Dr. De Chirico have been subject to an SEC investigation concerning these charges in Italy. On September 27, 2007 the SEC agreed to a complete settlement of that investigation. Under the settlement, without admitting or denying any wrongdoing, the Company consented to the entry of an order that it cease and desist from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. The SEC did not impose any monetary penalty against the Company or require the Company to take any further action. The SEC also approved a separate settlement with Dr. De Chirico related to the same investigation. Without admitting or denying any wrongdoing, Dr. De Chirico agreed to pay a $30,000 civil penalty and consented to the entry of an order that he cease and desist from causing future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.

With the settlement in January 2007 by the Company’s Italian subsidiary of the charges against it in Italy, and the settlement of the SEC investigation, the Company does not expect to become subject to any additional fines, penalties and/or other charges imposed by the SEC or any other governmental authority in connection with these circumstances.

Class-action lawsuits

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against the Company and certain of the Company’s current and former directors and officers alleging violations of the securities laws. The Court consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, and permitted the filing of an amended consolidated complaint. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that the Company’s stock prices during that period were inflated as a result of material misrepresentations or omissions in the Company’s financial statements and other public announcements regarding the Company’s business. The Company denies liability and has vigorously defended the lawsuits.

On May 18, 2007, the Court granted preliminary approval of a proposed settlement of these lawsuits and directed that notice of the settlement be provided to all class members. On September 20, 2007, the Court conducted a hearing to inquire into the fairness, reasonableness and adequacy of the proposed settlement. On September 26, 2007, the Court entered an order granting final approval for the terms of the proposed settlement. Under the settlement, the Company’s insurance carrier agreed to pay $2.5 million to the plaintiff class in consideration of an unconditional release of all claims against the Company and the individual defendants. The Company’s only costs are certain legal defense expenses incurred by the Company, which have been expensed as incurred. The sole remaining open issue - the amount of attorneys’ fees and expenses of litigation the Court will permit plaintiffs’ counsel to recover from the agreed settlement proceeds - has no impact on the Company or its insurer. The Court’s order concludes the Company’s involvement in this litigation and terminates the claims asserted in this litigation as to all class members. Management believes this resolution of the litigation has no material adverse effect on the Company’s financial condition or results of operations.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2007, as filed with the SEC on September 7, 2007, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on the Company’s consolidated financial position.

11.       RECENT ACCOUNTING PRONOUNCEMENTS

Income taxes

On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company implemented FIN 48 effective June 1, 2007. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 7, “Income Taxes.”

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the Company in fiscal years beginning June 1, 2008. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.

Fair value option for certain financial instruments

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No.159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for the Company in fiscal years beginning June 1, 2008. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, the Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s results of operations and financial position.

Advance payments for research and development activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed.

Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for the Company in fiscal years beginning June 1, 2008. The Company does not believe the adoption of EITF 07-3 will have a material impact on its results of operations or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower than expected market acceptance of the Company’s new Galieo Echo instrument; the decision of customers to defer capital spending; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in North America; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; the outcome of any legal claims known or unknown; delays in regulatory approvals required to move Houston manufacturing to another Company facility; other currently unforeseen events that could delay the move; higher than expected Houston closure costs; higher than expected manufacturing consolidation costs; the unexpected application of different accounting rules; and general economic conditions. In addition, the strengthening of the US Dollar versus the Euro, Canadian Dollar and Japanese Yen would adversely impact reported results. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2007, as filed with the SEC on September 7, 2007.

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

The FDA regulates all aspects of the immunohematology industry, including marketing of reagents and instruments used to detect and identify blood properties. Our industry has been very labor intensive but in recent years it has made noticeable advances in automating certain manual processes. We believe that companies that have successfully introduced new technologies and automated products have seen their profitability improve.

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In June 2007, we received FDA clearance to market our latest instrument, Echo™, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories. Echo™ uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo™ and Galileo® instruments and the sale of Capture products in the near term. Instruments and Capture products currently account for approximately 27% of our revenues.

Performance

In fiscal 2008, we continued to focus on increasing revenue and in improving gross margins, using the strategies we first implemented in fiscal 2005. We have also concentrated our efforts in successfully marketing the Echo™ after receiving the FDA clearance in June 2007. As part of this effort, in the first quarter of fiscal 2008 (the “2008 Quarter”), we critically examined and modified, where necessary, the changes in our organization structure we had previously made in fiscal 2007, including the hiring and training of additional sales and technical personnel to ensure the smooth introduction of the Echo™. We also continued to place Galileo® instruments in the market.

As of August 31, 2007, we had received purchase orders for a total of 504 Galileo® instruments worldwide (an increase of 23 instruments in the 2008 Quarter), including 292 in Europe, 210 in North America and 2 in Japan, and 456 of these instruments were generating reagent revenues, an increase of 33 instruments in the quarter. We began selling Echo™ in the 2008 Quarter. As of August 31, 2007, we had received purchase orders for a total of 30 Echo™ instruments worldwide.

Our overall gross margin increased to 72% during the 2008 Quarter from 68% achieved in the corresponding quarter of fiscal 2007 (the “2007 Quarter”). The 25% increase in revenue and 7% improvement in overall gross margin during the 2008 Quarter compared to the 2007 Quarter, were largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology) introduced in fiscal 2006 and 2007, and to a lesser extent on volume increases in Capture products and sale of instruments.

In the 2008 Quarter, our operating expenses rose by 27% while gross profit increased by 33%, which translated into a 39% increase in net income compared to the 2007 Quarter. Expenses relating to the Echo™ launch and cost associated with the development of the next version of the Galileo® contributed to a higher percentage increase in operating expenses than what we have experienced in the recent past. However, in spite of these additional costs, increased revenues and improved gross margin enabled us to achieve a record quarter in terms of revenue and gross profit. This performance has translated into an increase in our cash resources from $113.6 million at May 31, 2007 to $124.8 million at August 31, 2007.

Business Outlook

For fiscal 2008, our primary focus will be in successfully introducing and marketing the new Echo™ to small- and medium-size customers. We will also continue to focus on placing Galileo® instruments with larger customers. Over the next few years, we expect our core business to shift gradually from being mainly a supplier of traditional reagents to being a major supplier of automated instruments that use our proprietary Capture technology and products. Simultaneously, we intend to increase our research and development efforts to introduce the next version of the Galileo® with additional and improved features.

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

Results of Operations

	For the Quarter Ended August 31,		Change
	2007	2006	Amount	%
		($ in thousands)
Net Sales	$63,632	$51,040	$12,592	25%
Gross profit	45,881	34,536	11,345	33%
Gross profit percentage	72%	68%	n/m	7%
Operating expenses	18,805	14,769	4,036	27%
Income from Operations	27,076	19,767	7,309	37%
Non-operating income	836	340	496	146%
Income before income tax	27,912	20,107	7,805	39%
Provision for income tax	10,162	7,374	2,788	38%
Net income	$17,750	$12,733	$5,017	39%

Improved sales and margins, along with a proportionately lower increase in operating expenses, resulted in an increase in net income for the 2008 Quarter of $5.0 million, 39% higher than the 2007 Quarter. Diluted earnings per share totaled $0.25 for the 2008 Quarter, as compared to diluted earnings per share of $0.18 for the 2007 Quarter, an increase of 39%.

United States operations continue to generate the majority of our revenue and operating income. U.S. operations generated 74% and 92%, respectively, of our revenue and operating income in the 2008 Quarter compared to 73% and 92%, respectively, in the 2007 Quarter.

Net Sales

	For the Quarter Ended August 31,		Change
	2007	2006	Amount	%
		($ in thousands)
Traditional reagents	$45,076	$37,502	$7,574	20%
Capture products	11,940	9,195	2,745	30%
Instruments	5,109	3,268	1,841	56%
Collagen	1,507	1,075	432	40%
	$63,632	$51,040	$12,592	25%

Of the $12.6 million total increase in revenues, approximately $8.7 million came from price increases in the United States, approximately $1.5 million came from volume increases including instrument, warranty and service revenue in the United States, approximately $1.6 million came from sales increases including instrument revenues outside the United States, and the effect of the change in the Euro, Japanese Yen and Canadian Dollar exchange rates increased sales by approximately $0.8 million.

The 20% growth in traditional reagent revenue in the 2008 Quarter compared to the 2007 Quarter occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 70% of our revenues. We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture products.

Sales of Capture products increased by 30% in the 2008 Quarter compared to the 2007 Quarter mainly due to volume increases. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we succeed in placing more instruments in the market, we expect revenue from Capture products to increase.

Revenue from instruments increased by 56% in the 2008 Quarter compared to the 2007 Quarter. In the 2008 Quarter, $1.6 million of deferred revenue was recognized from previously placed instruments compared to $0.9 million recognized in the 2007 Quarter. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the 2008 Quarter, approximately $2.9 million of instrument sales and associated service revenues were deferred in this manner, compared to $1.7 million in the 2007 Quarter. As of August 31, 2007 and August 31, 2006, deferred instrument and service revenues totaled $21.4 million and $19.7 million, respectively. In the 2008 Quarter, we received orders for 23 Galileo® instruments compared to 19 orders received for Galileo® instruments in the 2007 Quarter. We expect to place more instruments in the market and increase revenue from this sector of our business.

Human collagen forms a very small part of our business, and we expect to discontinue this product in fiscal 2009 when our manufacturing commitment expires.

Gross Margins

	For the Quarter Ended August 31,
	2007		2006		Change
	Amount	Margin %	Amount	Margin %	Amount	%
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents	$35,864	80%	$27,811	74%	$8,053	29%
Capture products	10,101	85%	7,341	80%	2,760	38%
Instruments	(210)	-4%	(1,020)	-31%	810	79%
Collagen	126	8%	404	38%	(278)	-69%
	$45,881	72%	$34,536	68%	$11,345	33%

Overall gross margin improved during the 2008 Quarter to 72%, up from 68% in the 2007 Quarter, due to improvement in margins in all three main categories of our business. Gross margin on traditional reagents improved by 6% in the 2008 Quarter as compared to the 2007 Quarter primarily due to price increases.

In the 2007 Quarter, we paid $0.2 million royalties under an agreement which expired in fiscal 2007 for certain Capture products; we did not incur any royalty expenses for these products in the 2008 Quarter. The reduction in royalty expenses largely improved the gross margin on Capture products by 5% in the 2008 Quarter as compared to the 2007 Quarter.

In the case of instruments, comparing gross margin from period to period can be misleading due to the method of accounting used for revenue and cost for certain types of instrument sales. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the contract. For the 2008 Quarter, the gross margin on instruments was negative 4% and, for the 2007 Quarter, it was negative 31%.

Operating Expenses

	For the Quarter Ended August 31,		Change
	2007	2006	Amount	%
		($ in thousands)
Research and development	$2,055	$1,226	$829	68%
Selling and marketing	7,569	5,559	2,010	36%
Distribution	2,684	2,288	396	17%
General and administrative	5,880	5,222	658	13%
Restructuring expense	531	387	144	37%
Amortization expense and other	86	87	(1)	-1%
Total operating expenses	$18,805	$14,769	$4,036	27%

Research and development expenses increased by $0.8 million to $2.1 million in the 2008 Quarter. Expenses relating to development of the second generation Galileo® ($0.6 million) accounted for most of the increase.

Selling and marketing expenses increased by approximately $2.0 million to $7.6 million for the 2008 Quarter compared to the 2007 Quarter; impacted primarily by new hires, annual salary increases and other salary related expenses ($0.7 million) and an increase in sales meetings, conventions and travel expenses ($0.5 million). A significant amount of these expenses related to the launch of the Echo™ instrument in June 2007.

General and administrative expenses increased by $0.7 million as compared to the 2007 Quarter to $5.9 million in the 2008 Quarter. Major variations were an increase in salary, share-based compensation and bonus expenses ($1.4 million) and a reduction in professional services attributable primarily to the reduction in outsourcing of Sarbanes-Oxley compliance work ($1.0 million).

Income Taxes

The provision for income taxes increased $2.8 million to $10.2 million in the 2008 Quarter compared to the tax charge of $7.4 million in the 2007 Quarter, primarily due to higher pre-tax income.

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options granted prior to June 1, 2006 for federal and state income tax purposes, we realized income tax benefits of approximately $4.3 million and $0.4 million in the 2008 Quarter and the 2007 Quarter, respectively. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions are not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income (Expenses):

	For the Quarter Ended August 31,		Change
	2007	2006	Amount
		($ in thousands)
Non-operating income	$836	$340	$496

The increase in non-operating income was primarily attributable to a $0.6 million increase in interest income due to the increase in our cash balance.

Net Income and Earnings per Share

Higher sales and improved margins resulted in net income for the 2008 Quarter of $17.8 million, up 39% from $12.7 million for the 2007 Quarter. For the fiscal 2008 Quarter, diluted earnings per share were $0.25, up from $0.18 for the 2007 Quarter.

Liquidity and Capital Resources

	For the Quarter Ended August 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$13,636	$21,070
Net cash used in investing activities	(2,939)	(788)
Net cash provided by (used in) financing activities	134	(4,399)
Effect of exchange rate changes on cash and cash equivalents	396	(225)
Increase in cash and cash equivalents	$11,227	$15,658

Our cash, cash equivalents and short-term investments were $124.8 million at August 31, 2007, as compared to $113.6 million at May 31, 2007. Factors significantly contributing to the $11.2 million increase in the 2008 Quarter were the $17.8 million in net income and $4.3 million in tax benefits received from the exercise of stock options, partly offset by an increase in inventory of $5.1 million and a cash outflow of $5.5 million for payment of withholding taxes in compliance with statutory withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value.

Operating Activities - Net cash generated by operating activities was $13.6 million for the 2008 Quarter, a $7.5 million decrease over the $21.1 million generated in the 2007 Quarter. The increase in net income of $5.0 million (from $12.7 million for 2007 Quarter to $17.7 million for 2008 Quarter) was offset by, among other things, an adjustment of approximately $4.3 million ($0.4 million for 2007 Quarter) for the tax benefit arising on exercise of stock options which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006. Inventory increased by approximately $5.1 million mainly due to the build up of inventory of instruments and related parts in anticipation of an increase in instrument business in the near term following the launch of our Echo™ instrument in June 2007.

Investing Activities - For the 2008 Quarter, $2.9 million of net cash was used in investing activities for the purchase of property and equipment. Planned capital expenditures for fiscal 2008 total approximately $14.2 million, which we intend to finance from our internal resources. In the 2007 Quarter, we spent $1.8 million on the purchase of property and equipment, offset by proceeds from the maturity of short term investments ($1.0 million).

Financing Activities – In the 2008 Quarter, net cash provided by financing activities was a nominal amount, compared to $4.4 million of net cash used in the 2007 Quarter. During the 2008 Quarter, we had a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. In the 2008 Quarter, we did not repurchase any shares in the open market under our stock repurchase program, compared to the $4.9 million used in the 2007 Quarter for this purpose. We received $1.5 million and $0.2 million from the exercise of employee stock options in the 2008 Quarter and 2007 Quarter, respectively. We received $4.3 million and $0.4 million excess tax benefits from share-based compensation for the 2008 Quarter and 2007 Quarter, respectively.

Stock Repurchase Program

During the 2008 Quarter, we did not repurchase any shares under the program. During the 2007 Quarter, 281,969 shares amounting to $4.9 million were repurchased under this program. An aggregate of 1,142,056 shares were available for repurchase under the program as of August 31, 2007.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 10 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months. There are no restrictions on our subsidiaries in the matter of sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and to the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the Management Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual

Report on Form 10-K for the fiscal year ended May 31, 2007. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

i.            Revenue recognition

ii.           Trade accounts receivables and allowance for doubtful accounts

iii.          Inventories

iv.          Goodwill

v.           Income taxes

vi.          Share-based compensation

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

In cases of sales of instruments with multiple deliverables, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our medical instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for consumables purchased during the contract period. We have determined the fair value of certain of these elements, such as training and first year service. The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself. The fair value of a training session is recognized as revenue when services are provided. If multiple training sessions are contractually provided, then additional training revenue is recognized upon delivery. The fair value of first year service is recognized over the first year of the contract. If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at August 31, 2007, totaling $50.3 million, and at May 31, 2007, totaling $47.8 million, are net of allowances for doubtful accounts of $1.8 million and $1.7 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality. No material changes have been made to the inventory policy during the first quarter of fiscal 2008.

iv) Goodwill

On adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

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

v) Income Taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We assess the need for additional valuation allowances quarterly.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impac on our results of operations.

vi) Share-based Employee Compensation

We adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123(R)”), on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, and (ii) for compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for disclosing our pro forma information required under SFAS 123.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K/A for the fiscal year ended May 31, 2007, as filed with the SEC on September 7, 2007. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2007.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Italian subsidiary

As previously reported, the Company and Dr. De Chirico have been subject to an SEC investigation concerning charges against our Italian subsidiary and Dr. De Chirico in Italy related to allegedly-improper payments to certain Italian physicians. On September 27, 2007 the SEC agreed to a complete settlement of that investigation. Under the settlement, without admitting or denying any wrongdoing, we consented to the entry of an order that we cease and desist from future violations of Sections 13(b)(2)(A), 13(b)(2)(B) and 30A of the Securities Exchange Act of 1934. The SEC did not impose any monetary penalty against us or require us to take any further action. The SEC also approved a separate settlement with Dr. De Chirico related to the same investigation. Without admitting or denying any wrongdoing, Dr. De Chirico agreed to pay a $30,000 civil penalty and consented to the entry of an order that he cease and desist from causing future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.

With the settlement in January 2007 by our Italian subsidiary of the charges against it in Italy, and the settlement of the SEC investigation, we do not expect to become subject to any additional fines, penalties and/or other charges imposed by the SEC or any other governmental authority in connection with these circumstances.

Class-action lawsuits

Between August 31 and October 19, 2005, a series of ten class-action lawsuits were filed in the United States District Court for the Northern District of Georgia against us and certain of our current and former directors and officers alleging violations of the securities laws. The Court consolidated these cases for disposition under the caption In re Immucor, Inc. Securities Litigation, File No. 1:05-CV-2276-WSD, designated lead plaintiffs, and permitted the filing of an amended consolidated complaint. The consolidated complaint, brought on behalf of a putative class of shareholders who purchased Immucor stock between August 16, 2004 and August 29, 2005, alleges that our stock prices during that period were inflated as a result of material misrepresentations or omissions in our financial statements and other public announcements regarding our business. We deny liability and have vigorously defended the lawsuits.

On May 18, 2007, the Court granted preliminary approval of a proposed settlement of these lawsuits and directed that notice of the settlement be provided to all class members. On September 20, 2007, the Court conducted a hearing to inquire into the fairness, reasonableness and adequacy of the proposed settlement. On September 26, 2007, the Court entered an order granting final approval for the terms of the proposed settlement. Under the settlement, our insurance carrier agreed to pay $2.5 million to the plaintiff class in consideration of an unconditional release of all claims against us and the individual defendants. Our only costs are certain legal defense expenses incurred by us, which have been expensed as incurred. The sole remaining open issue - the amount of attorneys’ fees and expenses of litigation the Court will permit plaintiffs’ counsel to recover from the agreed settlement proceeds - has no impact on us or our insurer. The Court’s order concludes our involvement in this litigation and terminates the claims asserted in this litigation as to all class members. We believe this resolution of the litigation has no material adverse effect on our financial condition or results of operations.

Other than as set forth above or as previously reported in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2007, as filed with the SEC on September 7, 2007, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position.

ITEM 1A. Risk Factors

As noted in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended May 31, 2007, as filed with the SEC on September 7, 2007, in fiscal 2007 approximately 80% of our revenues and 95% of our net income were generated from sales in North America, and these results could be significantly and negatively impacted if current or new competitors increased their competition based on price, thereby potentially reducing our market share and gross margins. In September 2007 Alba Bioscience, a Scottish company with US operations in Durham, North Carolina, announced it had received US FDA clearance to market 15 monoclonal blood grouping reagents, including some not previously available in the US. If Alba enters the North American market, their entry, together with the expected entry of Biotest, Bio-Rad and others noted in our Annual Report on Form 10-K/A, would create additional competition.

There have been no other material changes to the risk factors set forth in our Annual Report on Form 10-K/A. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report. The Company did not repurchase any shares of its common stock under its stock repurchase program during the quarter ended August 31, 2007.

ITEM 6. Exhibits

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

IMMUCOR, INC.
(Registrant)

Date:	October 4, 2007	By:	/s/ Dr. Gioacchino DeChirico
Dr. Gioacchino DeChirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	October 4, 2007	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.2	Amended and Restated Bylaws

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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