Form 10-Q
period 2007-11-30
IMMUCOR INC
filed 2008-01-08
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2007

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

As of December 31, 2007: Common Stock, $0.10 Par Value – 69,971,367

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	November 30, 2007	May 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$137,778	$113,551
Trade accounts receivable, net of allowance for doubtful accounts of $1,886 at November 30, 2007 and $1,726 at May 31, 2007	53,547	47,768
Inventories	36,337	29,320
Deferred income tax assets, current portion	4,561	3,614
Prepaid expenses and other current assets	5,534	5,567
Total current assets	237,757	199,820

PROPERTY AND EQUIPMENT, Net	33,570	30,245
GOODWILL	36,159	34,763
INTANGIBLE ASSETS, Net	5,982	5,719
DEFERRED INCOME TAX ASSETS	7,797	4,225
OTHER ASSETS	691	706
Total assets	$321,956	$275,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,761	$8,056
Accrued expenses and other current liabilities	14,793	14,055
Income taxes payable	5,570	7,180
Deferred revenue, current portion	9,929	7,321
Current portion of acquisition liability	4,079	343
Total current liabilities	43,132	36,955

ACQUISITION LIABILITY	—	3,488
DEFERRED REVENUE	12,718	12,361
DEFERRED INCOME TAX LIABILITIES	976	1,275
OTHER LONG-TERM LIABILITIES	2,009	1,951
Total liabilities	58,835	56,030
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 69,969,774 and 69,086,652 shares at November 30, 2007 and May 31, 2007, respectively	6,997	6,909
Additional paid-in capital	33,508	29,076
Retained earnings	213,519	179,768
Accumulated other comprehensive income	9,097	3,695
Total shareholders’ equity	263,121	219,448
Total liabilities and shareholders’ equity	$321,956	$275,478

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006

NET SALES	$61,924	$54,426	$125,556	$105,466
COST OF SALES	20,050	16,583	37,802	33,087
GROSS PROFIT	41,874	37,843	87,754	72,379

OPERATING EXPENSES:
Research and development	1,434	1,808	3,489	3,034
Selling and marketing	7,844	6,755	15,413	12,314
Distribution	2,646	2,380	5,330	4,668
General and administrative	6,278	5,291	12,158	10,513
Restructuring expense	192	182	723	569
Amortization expense and other	87	86	173	173
Total operating expenses	18,481	16,502	37,286	31,271

INCOME FROM OPERATIONS	23,393	21,341	50,468	41,108

NON-OPERATING INCOME (EXPENSES):
Interest income	1,131	645	2,244	1,163
Interest expense	(86)	(111)	(181)	(229)
Other, net	268	154	87	94
Total non-operating income	1,313	688	2,150	1,028

INCOME BEFORE INCOME TAXES	24,706	22,029	52,618	42,136
PROVISION FOR INCOME TAXES	8,542	7,927	18,704	15,301
NET INCOME	$16,164	$14,102	$33,914	$26,835

Earnings per share:
Per common share - basic	$0.23	$0.21	$0.49	$0.39
Per common share - diluted	$0.23	$0.20	$0.48	$0.38

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, MAY 31, 2007, as previously reported	69,087	$6,909	$29,076	$179,768	$3,695	$219,448
Adjustment on adoption of FIN 48 (see Note 7)	—	—	—	(163)	—	(163)
BALANCE, MAY 31, 2007, adjusted	69,087	6,909	29,076	179,605	3,695	219,285

Shares issued under employee stock plans	1,109	111	2,135	—	—	2,246
Share-based compensation expense	—	—	2,032	—	—	2,032
Stock repurchases and retirements	(226)	(23)	(6,014)	—	—	(6,037)
Tax benefits related to share-based compensation	—	—	6,279	—	—	6,279
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	5,402	5,402
Net income	—	—	—	33,914	—	33,914
Total comprehensive income						39,316

BALANCE, NOVEMBER 30, 2007	69,970	$6,997	$33,508	$213,519	$9,097	$263,121

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	November 30, 2007	November 30, 2006
OPERATING ACTIVITIES:
Net income	$33,914	$26,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,063	3,211
Accretion of acquisition liabilities	90	90
(Profit) Loss on retirement of fixed assets	(20)	100
Provision for doubtful accounts	277	(53)
Share-based compensation expense	2,032	1,652
Deferred income taxes	(3,031)	(1,913)
Excess tax benefit from share-based compensation	(6,279)	(9,475)

Changes in operating assets and liabilities:
Accounts receivable, trade	(3,776)	(3,635)
Income taxes	2,270	(1,263)
Inventories	(6,073)	(1,883)
Other assets	(123)	1,758
Accounts payable	441	(1,013)
Deferred revenue	2,769	1,361
Accrued expenses and other liabilities	56	2,001
Cash provided by operating activities	26,610	17,773

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,711)	(4,729)
Proceeds from short-term investments, net	—	988
Cash used in investing activities	(5,711)	(3,741)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(233)	(478)
Repurchase of common stock	(5,539)	(4,872)
Proceeds from exercise of stock options	1,794	2,389
Excess tax benefit from share-based compensation	6,279	9,475
Cash provided by financing activities	2,301	6,514

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,027	(126)
INCREASE IN CASH AND CASH EQUIVALENTS	24,227	20,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,551	54,103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,778	$74,523

SUPPLEMENTAL INFORMATION:
Tax paid	$19,464	$17,793
Interest paid	84	120
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$498	$—

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

The accompanying condensed consolidated financial statements present results of operations for the three and six months ended November 30, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2008, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	November 30, 2007	May 31, 2007
	(in thousands)

Raw materials and supplies	$7,793	$6,364
Work in process	4,776	4,829
Finished goods	23,768	18,127
	$36,337	$29,320

Finished goods at November 30, 2007 and May 31, 2007 include approximately $6.4 million and $3.4 million, respectively, of Echo™ instruments and related parts and accessories. The Company launched its Echo™ instrument in the first quarter ended August 31, 2007 and has increased its Echo™ inventory during the six months ended November 30, 2007 in anticipation of an increase in Echo™ instrument business.

3.              SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2008, the Company either withheld from certain option exercises or reacquired from certain restricted stock holders an aggregate of 206,787 shares valued at $5.5 million in compliance with the statutory tax withholding requirements. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

During the first quarter of fiscal 2008, the Company also withheld 18,609 shares valued at $0.5 million from an employee who exercised options and elected to pay the option exercise price by having shares withheld. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the condensed consolidated statements of cash flows.

The shares acquired in the first quarter of fiscal 2008 were returned to the status of authorized, but unissued shares. No shares were withheld or acquired in the second quarter of fiscal 2008.

4.              STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 for up to 6,075,000 shares of its common stock. On June 1, 2004, August 2, 2004 and December 13, 2005, the Board of Directors authorized the Company to repurchase up to an additional 675,000, 1,125,000 and 1,500,000 shares, respectively.

During the six months ended November 30, 2007, the Company did not make any repurchases in the open market under the 1998 repurchase program. During the six months ended November 30, 2006, 281,969 shares were repurchased for $4.9 million. As of November 30, 2007, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for repurchase.

The shares repurchased in fiscal 2007 were returned to the status of authorized, but unissued shares.

5.              SHARE-BASED COMPENSATION

Plan summary

The Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only active plan during the first six months of fiscal 2008. Under the 2005 Plan, management is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three months and six months ended November 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
Risk-free interest rate (1)	4.05%	4.61%	5.04%	4.96%
Expected volatility (2)	40.04%	46.82%	40.25%	47.81%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	—	—	—	—

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

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

Impact of adoption of SFAS 123R

On adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”) as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes) which is being recognized on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

Total share-based compensation expense included in the condensed consolidated statements of income for the three-month periods ended November 30, 2007 and November 30, 2006 was $1.0 million ($0.7 million, net of taxes), and $0.9 million ($0.7 million, net of taxes), respectively. Total share-based compensation expense included in the condensed consolidated statements of income for the six-month periods ended November 30, 2007 and November 30, 2006 was $2.0 million ($1.4 million, net of taxes), and $1.7 million ($1.2 million, net of taxes), respectively.

The impact of the adoption of SFAS 123R on basic and diluted earnings per share was a reduction by $0.01 per share for each of the three-month periods ended November 30, 2007 and November 30, 2006. The impact on basic and diluted earnings per share was a reduction by $0.02 per share for each of the six-month periods ended November 30, 2007 and November 30, 2006.

Stock option activity

The options granted under the 2005 Plan during the six months ended November 30, 2007 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date. The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the six months ended November 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2007	3,570,914	$5.63
Granted	424,736	$29.23
Exercised	(1,038,489)	$1.85
Forfeited	(9,141)	$20.44
Expired	(223,605)	$1.21
Outstanding at August 31, 2007	2,724,415	$11.07	5.5	$60,712

Granted	4,998	$31.72
Exercised	(43,863)	$7.53
Forfeited	(8,910)	$29.23
Expired	(83,725)	$1.05
Outstanding at November 30, 2007	2,592,915	$11.43	5.4	$51,351

Exercisable at November 30, 2007	1,680,608	$6.26	5.1	$41,949

Shares available for future grants at November 30, 2007	1,084,137

(1)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options).

(2)

The weighted-average grant-date fair value of share options granted during the first six months of fiscal years 2008 and 2007 was $11.59 and $7.83, respectively. The total intrinsic value of share options exercised during the first six months of fiscal years 2008 and 2007 was $29.6 million and $27.8 million, respectively.

Restricted stock activity

The Company awarded restricted shares for the first time on June 6, 2006. The following is a summary of the changes in nonvested restricted stock for the six months ended November 30, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Granted	48,055	29.23
Vested	(22,518)	17.51
Forfeited	(1,360)	—
Nonvested stock outstanding at August 31, 2007	136,767	$21.63

Granted	—	—
Vested	(3,648)	23.49
Forfeited	(184)	17.51
Expired	—	—
Nonvested stock outstanding at November 30, 2007	132,935	$21.58

Shares available for future grants at November 30, 2007	1,630,984

The total fair value of shares vested during the six-month period ended November 30, 2007 was $0.8 million. No shares vested during the six-month period ended November 30, 2006.

As of November 30, 2007, there was $8.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 8, 2012, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.24 years.

6.              COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Net income	$16,164	$14,102	$33,914	$26,835
Net foreign currency translation adjustments	4,031	811	5,402	73
Comprehensive income	$20,195	$14,913	$39,316	$26,908

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.              INCOME TAXES

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on June 1, 2007. The cumulative effect of implementation of FIN 48 was a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease in the May 31, 2007 balance of retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits of $5.1 million, which was accounted for as follows (in thousands):

Reduction in Retained Earnings (cumulative effect)	$163
Addition to Deferred Tax Assets	$1,745
Reduction in FAS 5 Reserve	$3,222
Increase in Liability	$5,130

The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.4 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve months ending November 30, 2008.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on June 1, 2007, the Company recognized $1.0 million of gross interest expense. The company has not recognized any penalties upon adoption of FIN 48. The amount of the unrecognized tax benefits did not change significantly during the three or six months ended November 30, 2007.

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

8.              EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”.

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share:
Net Income	$16,164	$14,102	$33,914	$26,835

Denominator:
For basic earnings per share
- weighted average shares basis	69,954	68,245	69,693	67,971
Effect of dilutive stock options and restricted stock	1,157	2,301	1,401	2,388
Denominator for diluted earnings per share
-adjusted weighted average shares basis	71,111	70,546	71,094	70,359

Earnings per common share – basic	$0.23	$0.21	$0.49	$0.39
Earnings per common share – diluted	$0.23	$0.20	$0.48	$0.38

The effect of 2,760 and 332 out-of-the-money options for the quarter ended November 30, 2007 and 2006, respectively, and 10,813 and 4,029 out-of-the-money options for the six months ended November 30, 2007 and 2006, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

9.              SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Other” segment includes the operations of Belgium, Portugal, Spain and France. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Segment information for the three-month and six-month periods ended November 30, 2007 and 2006 is summarized below (in thousands).

	For the Three Months Ended November 30, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$32,713	$2,221	$2,160	$2,536	$1,832	$1,562	$—	$43,024
Affiliates	1,364	904	—	49	—	1	(2,318)	—
Total	34,077	3,125	2,160	2,585	1,832	1,563	(2,318)	43,024
Capture revenues:
Unaffiliated customers	7,530	999	1,365	728	132	1,485	—	12,239
Affiliates	1,481	588	—	—	—	—	(2,069)	—
Total	9,011	1,587	1,365	728	132	1,485	(2,069)	12,239
Net instrument revenues:
Unaffiliated customers	3,226	1,509	623	735	62	316	—	6,471
Affiliates	217	828	—	—	—	—	(1,045)	—
Total	3,443	2,337	623	735	62	316	(1,045)	6,471
Net collagen revenues:
Unaffiliated customers	190	—	—	—	—	—	—	190
Affiliates	—	—	—	—	—	—	—	—
Total	190	—	—	—	—	—	—	190

Net Sales	46,721	7,049	4,148	4,048	2,026	3,364	(5,432)	61,924

Income (loss) from operations	21,124	(66)	684	1,438	(107)	124	196	23,393

Depreciation	1,143	183	386	59	52	259	—	2,082
Amortization	71	—	—	—	17	—	—	88
Restructuring expenses	192	—	—	—	—	—	—	192
Income tax (benefit) expense	7,955	(301)	414	377	—	25	72	8,542
Capital expenditures	1,670	103	601	19	66	313	—	2,772

	For the Three Months Ended November 30, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$28,472	$1,851	$2,093	$2,175	$1,842	$1,007	$—	$37,440
Affiliates	1,494	503	—	57	—	91	(2,145)	—
Total	29,966	2,354	2,093	2,232	1,842	1,098	(2,145)	37,440
Capture revenues:
Unaffiliated customers	6,682	784	1,502	484	201	1,302	—	10,955
Affiliates	1,401	232	—	—	—	—	(1,633)	—
Total	8,083	1,016	1,502	484	201	1,302	(1,633)	10,955
Net instrument revenues:
Unaffiliated customers	2,608	1,132	304	149	3	686	—	4,882
Affiliates	248	1,054	—	—	—	—	(1,302)	—
Total	2,856	2,186	304	149	3	686	(1,302)	4,882
Net collagen revenues:
Unaffiliated customers	1,149						—	1,149
Affiliates							—	—
Total	1,149	—	—	—	—	—	—	1,149

Net Sales	42,054	5,556	3,899	2,865	2,046	3,086	(5,080)	54,426

Income (loss) from operations	18,778	(53)	896	1,405	163	231	(79)	21,341

Depreciation	783	160	341	48	39	198	—	1,569
Amortization	71	—	—	—	16	2	—	89
Restructuring expenses	182	—	—	—	—	—	—	182
Income tax (benefit) expense	6,997	(95)	498	536	—	20	(29)	7,927
Capital expenditures	2,346	228	145	20	8	202	—	2,949

	For the Six Months Ended November 30, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$68,010	$4,148	$4,336	$4,850	$3,662	$3,095	$—	$88,101
Affiliates	2,960	1,921	—	118	—	6	(5,005)	—
Total	70,970	6,069	4,336	4,968	3,662	3,101	(5,005)	88,101
Capture revenues:
Unaffiliated customers	15,077	1,934	2,899	1,348	229	2,690	—	24,177
Affiliates	3,177	1,140	—	—	—	—	(4,317)	—
Total	18,254	3,074	2,899	1,348	229	2,690	(4,317)	24,177
Net instrument revenues:
Unaffiliated customers	6,134	2,373	1,293	969	158	654	—	11,581
Affiliates	874	1,724	—	—	—	—	(2,598)	—
Total	7,008	4,097	1,293	969	158	654	(2,598)	11,581
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—	—	—
Total	1,697	—	—	—	—	—	—	1,697

Net Sales	97,929	13,240	8,528	7,285	4,049	6,445	(11,920)	125,556

Income (loss) from operations	46,085	30	1,639	2,679	(199)	371	(137)	50,468

Depreciation	2,104	360	719	112	100	495	—	3,890
Amortization	141	—	—	—	32	—	—	173
Restructuring expenses	723	—	—	—	—	—	—	723
Income tax (benefit) expense	17,186	(267)	950	850	—	36	(51)	18,704
Capital expenditures	4,074	162	800	86	88	501		5,711
Property & equipment - net	23,535	2,276	3,120	1,351	619	2,669	—	33,570
Total assets at period end	277,972	18,602	26,539	20,602	15,609	13,391	(50,759)	321,956

	For the Six Months Ended November 30, 2006
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$56,700	$3,685	$4,017	$4,385	$3,741	$2,020	$—	$74,548
Affiliates	3,080	911	—	115	—	132	(4,238)	—
Total	59,780	4,596	4,017	4,500	3,741	2,152	(4,238)	74,548
Capture revenues:
Unaffiliated customers	12,201	1,676	2,847	921	332	2,565	—	20,542
Affiliates	2,617	277	—	—	—	—	(2,894)	—
Total	14,818	1,953	2,847	921	332	2,565	(2,894)	20,542
Net instrument revenues:
Unaffiliated customers	4,827	1,564	585	254	5	916	—	8,151
Affiliates	438	1,876	—	—	—	—	(2,314)	—
Total	5,265	3,440	585	254	5	916	(2,314)	8,151
Net collagen revenues:
Unaffiliated customers	2,225						—	2,225
Affiliates							—	—
Total	2,225	—	—	—	—	—	—	2,225

Net Sales	82,088	9,989	7,449	5,675	4,078	5,633	(9,446)	105,466

Income (loss) from operations	36,929	(338)	1,533	2,611	52	638	(317)	41,108

Depreciation	1,483	327	667	95	78	384	—	3,034
Amortization	141	—	—	—	32	4	—	177
Restructuring expenses	569	—	—	—	—	—	—	569
Income tax (benefit) expense	13,610	(95)	838	1,030	—	35	(117)	15,301
Capital expenditures	3,633	274	404	35	20	363	—	4,729
Property & equipment, net	18,207	2,447	2,904	1,239	529	2,111	—	27,437
Total assets at period end	196,081	12,911	20,715	15,479	13,020	10,402	(44,130)	224,478

The Company’s U.S. operations made net export sales to unaffiliated customers of approximately $1.6 million and $1.4 million for the three months ended November 30, 2007 and 2006, respectively, and approximately $2.9 million and $2.6 million for the six months ended November 30, 2007 and 2006, respectively. The Company’s German operations made net export sales to unaffiliated customers of approximately $2.1 million and $1.3 million for the three months ended November 30, 2007 and 2006, respectively, and approximately $3.4 million and $2.2 million for the six months ended November 30, 2007 and 2006, respectively. The Company’s Canadian operations made net export sales to unaffiliated customers of approximately $0.7 million and $0.4 million, respectively, for the three months ended November 30, 2007 and 2006, and approximately $1.1 million and $0.9 million for the six months ended November 30, 2007 and 2006, respectively.

The Company discontinued manufacturing collagen products in the second quarter of fiscal 2008.

10.       COMMITMENTS AND CONTINGENCIES

FTC Investigation

On October 12, 2007, the Company received a letter from the Federal Trade Commission (“FTC”) requesting that the Company voluntarily provide certain documents and information to the FTC concerning three acquisitions made by the Company in the period from 1996 through 1999, and concerning the Company’s product pricing activities since then.  The letter states the request is part of a non-public investigation by the FTC of whether the Company violated federal antitrust laws or engaged in unfair methods of competition through those acquisitions, and whether the Company or others engaged in unfair methods of competition by restricting price competition.  The FTC letter states that neither the letter nor the existence of the investigation indicates that the FTC has concluded that the Company or anyone else has violated the law.  The Company intends to cooperate with the FTC in this investigation, and is in the process of responding to the FTC’s request.  At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on the Company’s business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007, as amended, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on the Company’s consolidated financial position.

11.       RECENT ACCOUNTING PRONOUNCEMENTS

Income taxes

On July 13, 2006, the Financial Accounting Standard Board (“FASB”) issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with  Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company implemented FIN 48 effective June 1, 2007. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 7, “Income Taxes.”

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the Company in its fiscal year beginning June 1, 2008. The Company does not believe SFAS No. 157 will have a material impact on its results of operation or financial position.

Fair value option for certain financial instruments

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for the Company in its fiscal year beginning June 1, 2008. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard.  However, the Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operation or financial position.

Advance payments for research and development activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  EITF 07-3 is effective for the Company in its fiscal year beginning June 1, 2008. The Company does not believe the adoption of EITF 07-3 will have a material impact on its results of operations or financial position.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower than expected market acceptance of the Company’s new Galileo Echo instrument; the decision of customers to defer capital spending; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in North America; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown; delays in regulatory approvals required to move Houston manufacturing to another Company facility; higher than expected Houston closure costs; higher than expected manufacturing consolidation costs; the unexpected application of different accounting rules; and general economic conditions. In addition, the strengthening of the US Dollar versus the Euro, Canadian Dollar and Japanese Yen would adversely impact reported results. Investors are cautioned not to place undue reliance on any forward-looking statements.  The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to blood transfusion. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Germany, Italy, Belgium, Spain, Portugal, France and Japan.

The FDA regulates all aspects of the immunohematology industry, including marketing of reagents and instruments used to detect and identify blood properties. Our industry has been very labor intensive, but in recent years it has made noticeable advances in automating certain manual processes.  We believe that companies that have successfully introduced new technologies and automated products have seen their profitability improve.

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In June 2007, we received FDA clearance to market our latest instrument, Echo™, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories.  Echo™ uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo™ and Galileo® instruments and the sale of Capture products in the near term. Instruments and Capture products currently account for approximately 30% of our revenues.

Performance

In fiscal 2008, we continue to focus on increasing revenue and market share. We have concentrated our efforts on successfully marketing the Echo™, which received FDA clearance in June 2007. As part of this effort, in fiscal 2008, we have continued to critically examine our organizational structure and modify it where necessary, including the hiring and training of additional sales, technical and contracting personnel to ensure the smooth introduction of the Echo™. We also continue to place Galileo® instruments in the market.

As of November 30, 2007, we had received orders for a total of 540 Galileo® instruments worldwide (an increase of 36 instruments in the second quarter of fiscal 2008), including 304 in Europe, 234 in North America and 2 in Japan, and 478 of these Galileo® instruments were generating reagent revenues, an increase of 22 instruments in the second quarter of fiscal 2008. We began selling Echo™ in the first quarter of fiscal 2008. As of November 30, 2007, we had received orders for a total of 85 Echo™ instruments worldwide, with orders for 55 Echo™ instruments received in the second quarter of fiscal 2008 and 30 Echo™ instruments prior to the second quarter of fiscal 2008.

Revenue increased by 14% and 19% during the three months and six months ended November 30, 2007, respectively, compared to revenue earned in the corresponding periods of fiscal 2007. These improvements were largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology) introduced in fiscal 2006 and 2007, and to a lesser extent due to exchange gains and sales volume increases in Capture products and instruments. We do not expect prices for traditional reagents to increase in fiscal 2008 as much as they increased in fiscal 2007.

Our overall gross margin decreased to 68% during the second quarter of fiscal 2008 from 70% achieved in the corresponding quarter of fiscal 2007. The reduction in the overall gross margin was primarily due to a reduction in instrument margins as a result of an increase in instrument sales in the second quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007. In the second quarter of fiscal 2008, we expensed the cost of 25 Galileo and 9 Echo instruments for which revenue was deferred, compared to 8 Galileo expensed in the prior year second quarter. We may see similar pressure on our overall gross margin as we expect the number of such transactions to increase in the future. Margin on products other than instruments improved from 75% in the second quarter of fiscal 2007 to 76% in the current quarter.

In the second quarter of fiscal 2008, our operating expenses rose by 12% while gross profit increased by 11%, which translated into a 15% increase in net income compared to the second quarter of fiscal 2007. In the six months ended November 30, 2007, our operating expenses rose by 19% while gross profit increased by 21%, which translated into a 26% increase in net income compared to the corresponding period of fiscal 2007. Expenses relating to the Echo™ launch and cost associated with the development of the next generation of the

Galileo® contributed to a higher percentage increase in operating expenses than we have experienced in the recent past.

On December 10, 2007, we entered into an agreement to sell our Houston property and certain of the Houston assets for approximately $2.4 million to SkinMedica, Inc., for whom we used to manufacture certain collagen products at the Houston facility. We will record a gain of approximately $1.0 million on this sale in the third quarter of fiscal 2008. With this sale, the restructuring plan relating to the closure of the Houston, Texas, manufacturing facility and the consolidation of production in Norcross, Georgia, and Halifax, Nova Scotia is substantially complete.

Business Outlook

For fiscal 2008, our primary focus has been and will be to successfully introduce and market the new Echo™ to small- and medium-size customers. We will also continue to focus on placing Galileo® instruments with larger customers. Over the next few years, we expect our core business to shift gradually from being mainly a supplier of traditional reagents to being a major supplier of automated instruments that use our proprietary Capture technology and products. We expect to complete our development of the next generation of the Galileo® with additional and improved features in the 2008 calendar year, and we expect to submit it to the FDA for clearance in the 2009 calendar year.

We have decided to sell our products directly in France instead of through a distributor, and we are currently developing a transition plan with Bio-Rad Laboratories, Inc., our current distributor. Because our marketing efforts in France will be disrupted during the transition, we expect instrument revenue and related reagent revenue to be lower in France in fiscal 2008 than originally expected.  However, this expected shortfall will not be material to our overall results. In the six months ended November 30, 2007, we have spent $0.2 million and expect to incur additional expenses in the remainder of fiscal 2008 to establish the new organization in France.

Results of Operations

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
	($ in thousands)				($ in thousands)
Net Sales	$61,924	$54,426	$7,498	14%	$125,556	$105,466	$20,090	19%
Gross profit	41,874	37,843	4,031	11%	87,754	72,379	15,375	21%
Gross profit percentage	68%	70%	n/m	-2%	70%	69%	n/m	1%
Operating expenses	18,481	16,502	1,979	12%	37,286	31,271	6,015	19%
Income from Operations	23,393	21,341	2,052	10%	50,468	41,108	9,360	23%
Non-operating income	1,313	688	625	91%	2,150	1,028	1,122	109%
Income before income tax	24,706	22,029	2,677	12%	52,618	42,136	10,482	25%
Provision for income tax	8,542	7,927	615	8%	18,704	15,301	3,403	22%
Net income	$16,164	$14,102	$2,062	15%	$33,914	$26,835	$7,079	26%

Improved sales, along with a proportionately lower increase in operating expenses, resulted in an increase in net income of $2.1 million and $7.1 million for the three-month and six-month periods of fiscal 2008, respectively, which translate into a 15% and a 26% increase over the corresponding periods of fiscal 2007, respectively. Diluted earnings per share totaled $0.23 and $0.48 for the three-month and six-month periods of fiscal 2008, respectively, as compared to diluted earnings per share of $0.20 and $0.38 for the corresponding periods of fiscal 2007, respectively.

United States operations continue to generate the majority of our revenue and operating income. U.S. operations generated 77% and 91%, respectively, of our revenue and operating income in the six months ended November 30, 2007 compared to 72% and 90%, respectively, in the corresponding period of fiscal 2007.

Net Sales

	Three Months Ended				Six Months Ended
	November 30,		Change		November 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$43,024	$37,440	$5,584	15%	$88,101	$74,548	$13,553	18%
Capture products	12,239	10,955	1,284	12%	24,177	20,542	3,635	18%
Instruments	6,471	4,882	1,589	33%	11,581	8,151	3,430	42%
Collagen	190	1,149	(959)	-83%	1,697	2,225	(528)	-24%
	$61,924	$54,426	$7,498	14%	$125,556	$105,466	$20,090	19%

Of the $7.5 million total increase in revenues in the second quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007, approximately $6.6 million came from price increases in the United States, approximately $1.9 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian dollar exchange rates and approximately $0.8 million came from sales increases, including instrument revenues outside the United States. These revenue increases were partially offset by approximately $1.8 million in volume decreases (including a reduction of $1.0 million due to the discontinuation of the production of collagen products) in the United States.

Of the $20.1 million total increase in revenues in the six months ended November 30, 2007 compared to the corresponding period of fiscal 2007, approximately $15.3 million came from price increases in the United States, approximately $2.7 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian dollar exchange rates and approximately $2.4 million came from sales increases, including instrument revenues outside the United States. These revenue increases were partially offset by approximately $0.3 million in volume decreases (a reduction of $0.5 million due to the discontinuation of the production of collagen products, offset by $0.2 million volume increases in other products) in the United States.

The 15% and 18% growth in traditional reagent revenue in the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods of fiscal 2007 occurred mainly as a result of price increases in the United States.  Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 70% of our revenues.  We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture products. We do not expect prices for traditional reagents to increase in fiscal 2008 as much as they increased in fiscal 2007.

Sales of Capture products increased by 12% and 18% in the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods of fiscal 2007 mainly due to volume increases.  Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents.  As we succeed in placing more instruments in the market, we expect revenue from Capture products to continue to increase.

Revenue from instruments increased by 33% and 42% in the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods of fiscal 2007. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the fiscal 2008 quarter, $2.1 million of deferred revenue was recognized from previously placed instruments compared to $1.0 million recognized in the 2007 quarter, and approximately $3.3 million of instrument sales were deferred in this manner, compared to $1.1 million in the 2007 quarter. In the first six months of fiscal 2008, $3.7 million of deferred revenue was recognized from previously placed instruments compared to $1.8 million recognized in the corresponding period of fiscal 2007, and in the 2008 fiscal period, approximately $6.1 million of instrument sales were deferred in this manner, compared to $3.0 million in the corresponding 2007 period. As of November 30, 2007 and November 30, 2006, deferred instrument and service revenues totaled $22.6 million and $17.4 million, respectively.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 as our commitment to a third party has expired. This action resulted in a revenue decrease of $1.0 million and $0.5 million in the three-month and six-month periods, respectively, compared to revenue earned from these products in the corresponding periods of fiscal 2007.

Gross Margins

	Three Months Ended November 30,
	2007		2006		Change
	Amount	Margin %	Amount	Margin %	Amount	%
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents	$32,153	75%	$28,040	75%	$4,113	15%
Capture products	10,335	84%	9,088	83%	1,247	14%
Instruments	(505)	-8%	446	9%	(951)	213%
Collagen	(109)	-57%	269	23%	(378)	-141%
	$41,874	68%	$37,843	70%	$4,031	11%

	Six Months Ended November 30,
	2007		2006		Change
	Amount	Margin %	Amount	Margin %	Amount	%
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents	$68,016	77%	$55,462	74%	$12,554	23%
Capture products	20,436	85%	16,819	82%	3,617	22%
Instruments	(715)	-6%	(575)	-7%	(140)	-24%
Collagen	17	1%	673	30%	(656)	-97%
	$87,754	70%	$72,379	69%	$15,375	21%

Our overall gross margin decreased to 68% during the second quarter of fiscal 2008 from 70% achieved in the corresponding quarter of fiscal 2007. In the second quarter of fiscal 2008, we expensed the cost of 25 Galileo and 9 Echo instruments for which revenue was deferred compared to 8 Galileo in the prior year second quarter. The reduction in the overall gross margin was primarily due to a reduction in instrument margins as a result of this increase in instrument sales in the second quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007. Additionally, the discontinuation of the production of collagen products accounted for about 0.5% reduction in the overall gross margin. Margin on products other than the instruments improved from 75% in the second quarter of fiscal 2007 to 76% in the current quarter.

For the six months ended November 30, 2007, our overall gross margin increased to 70% from 69% achieved in the corresponding period of fiscal 2007. Improvements in margins of traditional reagents and Capture products by 2% and 3%, respectively, contributed to the 1% increase in the overall margin during the six months ended November 30, 2007 compared to the overall margin achieved in the corresponding period of fiscal 2007.

Gross margins on traditional reagents for the three-month periods ended November 30, 2007 and November 30, 2006 remained at 75%. Gross margin on traditional reagents improved by 3% to 77% in the six-month period ended November 30, 2007 compared to the corresponding period of fiscal 2007 primarily due to price increases.

The gross margin on Capture products improved by 1% and 3% in the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods of fiscal 2007.  This improvement was largely impacted by a reduction in royalty expenses.  In the six-month period ended November 30, 2006, we paid royalties of $0.2 million under an agreement which expired in fiscal 2007 for certain Capture products; we did not incur any royalty expenses for these products in the six-month period ended November 30, 2007.

In the case of instruments, comparing gross margin from period to period can be misleading due to the method of accounting used for revenue and cost for certain types of instrument sales.  Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the contract.  For the three-month and six-month periods ended November 30, 2007, the gross margin on instruments was negative 8% and negative 6%, respectively, compared to 9% and negative 7%, respectively, for the corresponding periods in fiscal 2007.

Operating Expenses

	Three Months Ended November 30,		Change		Six Months Ended November 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$1,434	$1,808	$(374)	-21%	$3,489	$3,034	$455	15%
Selling and marketing	7,844	6,755	1,089	16%	15,413	12,314	3,099	25%
Distribution	2,646	2,380	266	11%	5,330	4,668	662	14%
General and administrative	6,278	5,291	987	19%	12,158	10,513	1,645	16%
Restructuring expense	192	182	10	5%	723	569	154	27%
Amortization expense and other	87	86	1	1%	173	173	––	0%
Total operating expenses	$18,481	$16,502	$1,979	12%	$37,286	$31,271	$6,015	19%

Selling and marketing expenses increased by approximately $1.1 million and $3.1 million for the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods of fiscal 2007. Such expenses were impacted primarily by new hires, annual salary increases and other salary related expenses and an increase in sales meetings, conventions and travel expenses. A significant amount of these expenses related to the launch of the Echo™ instrument in fiscal 2008.

General and administrative expenses increased by $1.0 million in the second quarter of fiscal 2008 compared to the corresponding 2007 quarter; $0.6 million of the increase related to personnel costs and consultancy fees. General and administrative expenses increased by $1.6 million in the six-month period ended November 30, 2007 compared to the corresponding 2007 fiscal period; major variations were an increase in salaries, new hires, share-based compensation and bonus expenses (approximately $1.6 million) and a reduction in professional services attributable primarily to the reduction in outsourcing of Sarbanes-Oxley compliance work (approximately $0.7 million).

Income Taxes

The provision for income taxes increased $0.6 million and $3.4 million in the three-month and six-month periods ended November 30, 2007, respectively, compared to the corresponding periods in fiscal 2007 primarily due to higher pre-tax income. The effective income tax rate was 34.6% and 35.5% in the three-month and six-month periods ended November 30, 2007, respectively, compared with 36.0% and 36.3% in the three-month and six-month periods ended November 30, 2006. The decrease in the effective rates in fiscal 2008 is principally due to the reduction of the German income tax rate by approximately 10% and the recording of previously unclaimed research and development credits in fiscal 2008 by the Canadian affiliate.

As a result of utilizing compensation cost deductions arising from the exercise of nonqualified employee stock options granted prior to June 1, 2006 for federal and state income tax purposes, we realized income tax benefits of approximately $1.9 million and $6.3 million in the three-month and six-month periods ended November 30, 2007, respectively, compared to $9.1 million and $9.5 million realized in the corresponding periods of fiscal 2007.  As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income (Expenses)

	Three Months Ended November 30,		Change	Six Months Ended November 30,		Change
	2007	2006	Amount	2007	2006	Amount
	($ in thousands)			($ in thousands)
Non-operating income	$1,313	$688	$625	$2,150	$1,028	$1,122

The increases in non-operating income for the three-month and six-month periods of fiscal 2008 compared to the corresponding periods of fiscal 2007 were primarily attributable to an increase in interest income due to the increase in our cash balances.

Net Income and Earnings per Share

Higher sales and gross profit resulted in net income of $16.1 million, up 15% from $14.1 million for the second quarter compared to the corresponding 2007 quarter and, for the six-month period ended November 30, 2007, higher sales and gross profit resulted in net income of $33.9 million, up 26% from $26.8 million for the corresponding fiscal 2007 period.  For the second quarter of fiscal 2008, diluted earnings per share were $0.23, up from $0.20 for the corresponding fiscal 2007 quarter.  For the six-month period ended November 30, 2007, diluted earnings per share were $0.48, up from $0.38 for the 2007 fiscal period.

Liquidity and Capital Resources

	For the Six Months Ended November 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$26,610	$17,773
Net cash used in investing activities	(5,711)	(3,741)
Net cash provided by financing activities	2,301	6,514
Effect of exchange rate changes on cash and cash equivalents	1,027	(126)
Increase in cash and cash equivalents	$24,227	$20,420

Our cash and cash equivalents were $137.8 million at November 30, 2007, as compared to $113.6 million at May 31, 2007.  Factors significantly contributing to the $24.2 million increase in the six-month period ended November 30, 2007 were the $33.9 million in net income and $6.3 million in tax benefits received from the exercise of stock options, partly offset by an increase in inventory of $6.1 million and a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value.

Operating Activities - Net cash generated by operating activities was $26.6 million for the six-month period ended November 30, 2007 (the “2008 Period”), an increase of $8.8 million over the $17.8 million generated in the six-month period ended November 30, 2006 (the “2007 Period”).  The increase in net income of $7.1 million (from $26.8 million for the 2007 Period to $33.9 million for the 2008 Period) and, among other things, an adjustment of approximately $3.2 million ($6.3 million for the 2008 Period compared to $9.5 million for the 2007 Period) for the tax benefit arising on exercise of stock options (which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006) was partly offset by an increase in inventory of approximately $4.2 million ($6.1 million in the 2008 Period compared to $1.9 million in the 2007 Period) mainly due to the build up of inventory of instruments and related parts in anticipation of an increase in instrument business in the near term following the launch of our Echo™ instrument in June 2007.

Investing Activities - For the 2008 Period, $5.7 million of net cash was used in investing activities for the purchase of property and equipment. In the 2007 Period, we spent $4.7 million on the purchase of property and equipment, offset by proceeds from the maturity of short term investments ($1.0 million).

Financing Activities – In the 2008 Period, net cash provided by financing activities was $2.3 million, compared to $6.5 million of net cash provided in the 2007 Period. During the first quarter of fiscal 2008, we had a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows.  In the 2008 Period, we did not repurchase any shares in the open market under our stock repurchase program, compared to the $4.9 million used in the 2007 Period for this purpose. We received $1.8 million and $2.4 million from the exercise of employee stock options in the 2008 Period and 2007 Period, respectively.  We received $6.3 million and $9.5 million excess tax benefits from share-based compensation for the 2008 Period and 2007 Period, respectively.

Stock Repurchase Program

During the 2008 Period, we did not repurchase any shares under the program. During the 2007 Period, 281,969 shares amounting to $4.9 million were repurchased under this program.  An aggregate of 1,142,056 shares were available for repurchase under the program as of November 30, 2007.

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

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months.  There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

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
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Income taxes
vi.	Share-based compensation

i) Revenue Recognition

In accordance with the Staff Accounting Bulletin No. 104, “Revenue Recognition”, guidance, we recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

In cases of sales of instruments with multiple deliverables, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Our medical instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation.  If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself.  The fair value of a training session is recognized as revenue when services are provided.  If multiple training sessions are contractually provided, then additional training revenue is recognized upon delivery.  The fair value of first year service is recognized over the first year of the contract.  If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale.  The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2007, totaling $53.5 million, and at May 31, 2007, totaling $47.8 million, are net of allowances for doubtful accounts of $1.9 million and $1.7 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality.  No material changes have been made to the inventory policy during the second quarter of fiscal 2008.

iv) Goodwill

On adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

vi) Share-based Employee Compensation

We adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123(R)”), on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, and (ii) for compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for disclosing our pro forma information required under SFAS 123.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

FTC Investigation

On October 12, 2007, we received a letter from the Federal Trade Commission (“FTC”) requesting that we voluntarily provide certain documents and information to the FTC concerning three acquisitions made by us in the period from 1996 through 1999, and concerning our product pricing activities since then.  The letter states the request is part of a non-public investigation by the FTC of whether we violated federal antitrust laws or engaged in unfair methods of competition through those acquisitions, and whether we or others engaged in unfair methods of competition by restricting price competition.  The FTC letter states that neither the letter nor the existence of the investigation indicates that the FTC has concluded that we or anyone else has violated the law.  We intend to cooperate with the FTC in this investigation, and are in the process of responding to the FTC’s request.  At this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Other than as set forth above or as previously reported in our Quarterly Report on Form 10-Q for the fiscal period ended August 31, 2007, or our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, as amended, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. Management does not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position.

ITEM 1A.  Risk Factors

As noted in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2007 in fiscal 2007 approximately 80% of our revenues and 95% of our net income were generated from sales in North America, and these results could be significantly and negatively impacted if current or new competitors increased their competition based on price, thereby potentially reducing our market share and gross margins.  In September 2007 Alba Bioscience, a Scottish company with US operations in Durham, North Carolina, announced it had received US FDA clearance to market 15 monoclonal blood grouping reagents, including some not previously available in the US.  If Alba enters the North American market, their entry, together with the expected entry of Biotest, Bio-Rad and others noted in our Annual Report on Form 10-K would create additional competition.

There have been no other material changes to the risk factors set forth in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report. The Company did not repurchase any shares of its common stock under its stock repurchase program during the quarter ended November 30, 2007.

ITEM 4.       Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 15, 2007. The following is a summary of the matters voted on at that meeting:

The shareholders voted on the election of eight directors, all incumbent directors of the Company, to serve until the Company’s next Annual Meeting of Shareholders or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting.

The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld

Roswell S. Bowers	56,822,998	9,546,540
Dr. Gioacchino DeChirico	63,391,443	2,978,095
Ralph A. Eatz	63,113,655	3,255,883
Michael S. Goldman	54,858,012	11,511,526
Dr. Jack Goldstein	63,185,659	3,183,879
John A. Harris	61,191,617	5,177,921
Hiroshi Hoketsu	63,376,870	2,992,668
Joseph E. Rosen	61,188,828	5,180,710

ITEM 6.  Exhibits

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

IMMUCOR, INC.

(Registrant)

Date:	January 8, 2008	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date:	January 8, 2008	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxlcy Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxlcy Act of 2002.