Form 10-Q
period 2008-02-29
IMMUCOR INC
filed 2008-04-02
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: February 29, 2008

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 28, 2008: Common Stock, $0.10 Par Value – 70,036,012

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 29, 2008	May 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$163,851	$113,551
Trade accounts receivable, net of allowance for doubtful accounts of $1,916 at February 29, 2008 and $1,726 at May 31, 2007	54,444	47,768
Inventories	33,648	29,320
Deferred income tax assets, current portion	4,580	3,614
Prepaid expenses and other current assets	5,006	5,567
Total current assets	261,529	199,820

PROPERTY AND EQUIPMENT, Net	34,684	30,245
GOODWILL	36,826	34,763
INTANGIBLE ASSETS, Net	6,208	5,719
DEFERRED INCOME TAX ASSETS	7,784	4,225
OTHER ASSETS	1,007	706
Total assets	$348,038	$275,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,172	$8,056
Accrued expenses and other current liabilities	13,895	14,055
Income taxes payable	9,033	7,180
Deferred revenue, current portion	10,950	7,321
Current portion of acquisition liability	4,320	343
Total current liabilities	44,370	36,955

ACQUISITION LIABILITY	—	3,488
DEFERRED REVENUE	13,881	12,361
DEFERRED INCOME TAX LIABILITIES	1,009	1,275
OTHER LONG-TERM LIABILITIES	1,943	1,951
Total liabilities	61,203	56,030
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,031,223 and 69,086,652 shares at February 29, 2008 and May 31, 2007, respectively	7,003	6,909
Additional paid-in capital	35,266	29,076
Retained earnings	232,785	179,768
Accumulated other comprehensive income	11,781	3,695
Total shareholders’ equity	286,835	219,448
Total liabilities and shareholders’ equity	$348,038	$275,478

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

NET SALES	$67,029	$57,091	$192,585	$162,557
COST OF SALES	18,688	16,738	56,489	49,825
GROSS PROFIT	48,341	40,353	136,096	112,732

OPERATING EXPENSES:
Research and development	1,522	1,624	5,011	4,658
Selling and marketing	7,605	6,850	23,019	19,164
Distribution	2,881	2,393	8,212	7,061
General and administrative	7,228	6,271	19,385	16,784
Restructuring expense (gain)	(77)	72	646	641
Amortization expense and other	88	86	261	259
Total operating expenses	19,247	17,296	56,534	48,567

INCOME FROM OPERATIONS	29,094	23,057	79,562	64,165

NON-OPERATING INCOME (EXPENSES):
Interest income	1,260	682	3,504	1,845
Interest expense	(111)	(106)	(292)	(334)
Other, net	(14)	135	73	231
Total non-operating income	1,135	711	3,285	1,742

INCOME BEFORE INCOME TAXES	30,229	23,768	82,847	65,907
PROVISION FOR INCOME TAXES	10,963	8,749	29,667	24,050
NET INCOME	$19,266	$15,019	$53,180	$41,857

Earnings per share:
Per common share - basic	$0.28	$0.22	$0.76	$0.61
Per common share - diluted	$0.27	$0.21	$0.75	$0.59

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, MAY 31, 2007, as previously reported	69,087	$6,909	$29,076	$179,768	$3,695	$219,448
Adjustment on adoption of FIN 48 (see Note 7)				(163)		(163)
BALANCE, MAY 31, 2007, adjusted	69,087	6,909	29,076	179,605	3,695	219,285
Shares issued under employee stock plans	1,170	117	2,544	—	—	2,661
Share-based compensation expense	—	—	3,041	—	—	3,041
Stock repurchases and retirements	(226)	(23)	(6,024)	—	—	(6,047)
Tax benefits related to share-based compensation	—	—	6,629	—	—	6,629
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	8,086	8,086
Net income	—	—	—	53,180	—	53,180
Total comprehensive income						61,266

BALANCE, FEBRUARY 29, 2008	70,031	$7,003	$35,266	$232,785	$11,781	$286,835

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	February 29,	February 28,
	2008	2007
OPERATING ACTIVITIES:
Net income	$53,180	$41,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,182	4,986
Accretion of acquisition liabilities	138	134
Loss on retirement of fixed assets	326	113
Provision for doubtful accounts	305	148
Share-based compensation expense	3,041	2,464
Deferred income taxes	(3,038)	(1,920)
Excess tax benefit from share-based compensation	(6,629)	(9,954)
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,892)	(8,242)
Income taxes	6,210	7,051
Inventories	(2,991)	(4,808)
Other assets	(256)	1,199
Accounts payable	(2,181)	1,516
Deferred revenue	4,880	2,501
Accrued expenses and other liabilities	(1,181)	1,975
Cash provided by operating activities	54,094	39,020

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,562)	(7,660)
Proceeds from short-term investments, net	—	1,641
Cash used in investing activities	(8,562)	(6,019)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(310)	(878)
Repurchase of common stock	(5,549)	(4,872)
Proceeds from exercise of stock options	2,180	2,639
Excess tax benefit from share-based compensation	6,629	9,954
Cash provided by financing activities	2,950	6,843

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,818	(224)
INCREASE IN CASH AND CASH EQUIVALENTS	50,300	39,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,551	54,103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,851	$93,723

SUPPLEMENTAL INFORMATION:
Tax paid	$26,482	$18,240
Interest paid	117	173
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$498	$—

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

The accompanying condensed consolidated financial statements present results of operations for the three and nine months ended February 29, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2008, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.              INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	February 29, 2008	May 31, 2007
	(in thousands)

Raw materials and supplies	$7,914	$6,364
Work in process	3,558	4,829
Finished goods	22,176	18,127
	$33,648	$29,320

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

No shares were withheld or acquired in the second quarter of fiscal 2008. In the third quarter of fiscal 2008, 288 shares were withheld and retired in compliance with the statutory tax withholding requirements. The shares acquired were returned to the status of authorized, but unissued shares.

4.              STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 and through December 13, 2005, the Board of Directors had authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock.

During the nine months ended February 29, 2008, the Company did not make any repurchases in the open market under the 1998 repurchase program.  During the nine months ended February 28, 2007, 281,969 shares were repurchased for $4.9 million.  As of February 29, 2008, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for repurchase.

The shares repurchased in fiscal 2007 were returned to the status of authorized, but unissued shares.

5.              SHARE-BASED COMPENSATION

Plan summary

During the first nine months of fiscal 2008 the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, management is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The maximum number of shares of the Company’s common stock as to which awards may be granted under the 2005 Plan is 3,600,000.  The maximum number of shares that may be used for awards other than stock options is 1,800,000, and the maximum number of shares that may be used for grants of incentive stock options is 1,800,000.  Options are granted at the closing market price on the date of the grant.  Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three months and nine months ended February 29, 2008 and February 28, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Risk-free interest rate (1)	3.16%	4.53%	4.92%	4.92%
Expected volatility (2)	40.36%	44.14%	40.26%	47.51%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	—	—	—	—

(1)                                  Based on the U.S. Treasury yield curve in effect at the time of grant.

(2)                                  Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.

(3)                                  Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which the Company will continue to use as the Company does not have sufficient, historical data to estimate the expected term of share based award.

(4)                                  The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Impact of adoption of SFAS 123R

On adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes) which is being recognized on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

Total share-based compensation expense included in the condensed consolidated statements of income for the three-month periods ended February 29, 2008 and February 28, 2007 was $1.0 million ($0.7 million, net of taxes), and $0.8 million ($0.6 million, net of taxes), respectively.  Total share-based compensation expense included in the condensed consolidated statements of income for the nine-month periods ended February 29, 2008 and February 28, 2007 was $3.0 million ($2.2 million, net of taxes), and $2.5 million ($1.7 million, net of taxes), respectively.

The impact of the adoption of SFAS 123R on basic and diluted earnings per share was a reduction by $0.01 per share for each of the three-month periods ended February 29, 2008 and February 28, 2007.   The impact on basic and diluted earnings per share was a reduction by $0.03 per share for the nine-month period ended February 29, 2008.  For the nine-month period ended February 28, 2007, the impact on basic and diluted earnings per share was a reduction by $0.03 per share and $0.02 per share, respectively.

Stock option activity

The options granted under the 2005 Plan during the nine months ended February 29, 2008 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date.  The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the nine months ended February 29, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(1)
				(in thousands)
Outstanding at May 31, 2007	3,570,914	$5.63
Granted	424,736	$29.23
Exercised	(1,038,489)	$1.85
Forfeited	(9,141)	$20.44
Expired	(223,605)	$1.21
Outstanding at August 31, 2007	2,724,415	$11.07	5.5	$60,712

Granted	4,998	$31.72
Exercised	(43,863)	$7.53
Forfeited	(8,910)	$29.23
Expired	(83,725)	$1.05
Outstanding at November 30, 2007	2,592,915	$11.43	5.4	$51,351

Granted	30,287	$31.40
Exercised	(60,865)	$6.82
Forfeited	—	$—
Expired	(10)	$20.03
Outstanding at February 29, 2008	2,562,327	$11.77	5.2	$46,323

Exercisable at February 29, 2008	1,661,333	$6.51	5.0	$38,700

Shares available for future grants at February 29, 2008	1,053,850

1)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options).

2)

The weighted-average grant-date fair value of share options granted during the first nine months of fiscal years 2008 and 2007 was $11.59 and $8.18, respectively. The total intrinsic value of share options exercised during the first nine months of fiscal years 2008 and 2007 was $31.0 million and $29.3 million, respectively.

Restricted stock activity

The Company awarded restricted shares for the first time on June 6, 2006. The following is a summary of the changes in nonvested restricted stock for the nine months ended February 29, 2008:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Granted	48,055	29.23
Vested	(22,518)	17.51
Forfeited	(1,360)	—
Nonvested stock outstanding at August 31, 2007	136,767	$21.63

Granted	—	—
Vested	(3,648)	23.49
Forfeited	(184)	17.51
Expired	—	—
Nonvested stock outstanding at November 30, 2007	132,935	$21.58

Granted	—	—
Vested	(872)	17.51
Forfeited	—	—
Expired	—	—
Nonvested stock outstanding at February 29, 2008	132,063	$21.61

Shares available for future grants at February 29, 2008	1,630,984

The total fair value of shares vested during the nine-month periods ended February 28, 2007 and February 29, 2008 was $0.3 million and $0.8 million, respectively.

As of February 29, 2008, there was $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 8, 2012, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.14 years.

6.              COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Net income	$19,266	$15,019	$53,180	$41,857
Net foreign currency translation adjustments	2,684	(665)	8,086	(592)
Comprehensive income	$21,950	$14,354	$61,266	$41,265

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

Company had gross unrecognized tax benefits of $5.1 million, which was accounted for as follows (in thousands):

Reduction in Retained Earnings (cumulative effect)	$163
Addition to Deferred Tax Assets	1,745
Reduction in FAS 5 Reserve	3,222
Increase in Liability	$5,130

The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.4 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve months ending February 28, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on June 1, 2007, the Company recognized $1.0 million of gross interest expense.  The Company has not recognized any penalties upon adoption of FIN 48. The amount of the unrecognized tax benefits did not change significantly during the three or nine months ended February 29, 2008.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2005, May 31, 2006 and May 31, 2007 are subject to examination by the tax authorities.

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before the fiscal year ended May 31, 2005.

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Numerator for basic and diluted earnings per share:
Net Income	$19,266	$15,019	$53,180	$41,857

Denominator:
For basic earnings per share - weighted average shares basis	69,991	68,838	69,792	68,257
Effect of dilutive stock options and restricted stock	1,122	2,134	1,308	2,350
Denominator for diluted earnings per share-adjusted weighted average shares basis	71,113	70,972	71,100	70,607

Earnings per common share – basic	$0.28	$0.22	$0.76	$0.61
Earnings per common share – diluted	$0.27	$0.21	$0.75	$0.59

The effect of 44,515 and 5,911 out-of-the-money options for the quarter ended February 29, 2008 and February 28, 2007, respectively, and 40,137 and 14,743 out-of-the-money options for the nine months ended February 29, 2008 and February 28, 2007, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

9.              SUBSEQUENT EVENT

On March 11, 2008, the Company signed a definitive agreement to acquire BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for approximately $117 million in cash. BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. Closing of this acquisition is conditioned upon, among other matters, receipt of regulatory approvals including pre-merger notification clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

BioArray has formed a new company intended to commercialize BioArray technologies in fields outside of blood transfusion and transplantation.  If the acquisition closes, the current equity holders of BioArray will hold 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, will hold a 19% ownership interest.

The Company believes that the acquisition will enable the Company to provide innovative molecular diagnostic solutions for the blood transfusion market that complement its current product line, and that the Company’s leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications will allow Immucor to develop and deliver more precise genotyping solutions to enhance patient outcomes. The Company also believes that this acquisition will open up broader opportunities for the Company in transplantation and transfusion-related applications.

The Company expects this acquisition to be materially dilutive to earnings per share for several years following closing as key investments are made in research, development, and the automation and marketing of the BioArray product line.

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

Segment information for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007 is summarized below (in thousands).

	For the Three Months Ended February 29, 2008
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$35,207	$2,204	$2,529	$2,467	$1,877	$1,429	$—	$45,713
Affiliates	1,270	887	—	46	—	3	(2,206)	—
Total	36,477	3,091	2,529	2,513	1,877	1,432	(2,206)	45,713
Capture revenues:
Unaffiliated customers	9,128	1,044	1,520	858	109	1,508	—	14,167
Affiliates	1,882	612	—	—	—	—	(2,494)	—
Total	11,010	1,656	1,520	858	109	1,508	(2,494)	14,167
Net instrument revenues:
Unaffiliated customers	4,466	1,204	689	425	10	355	—	7,149
Affiliates	1,117	932	—	—	—	—	(2,049)	—
Total	5,583	2,136	689	425	10	355	(2,049)	7,149
Net collagen revenues:
Unaffiliated customers	—	—	—	—	—	—	—	—
Affiliates	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—

Net Sales	53,070	6,883	4,738	3,796	1,996	3,295	(6,749)	67,029

Income (loss) from operations	25,826	65	1,409	1,894	(42)	(131)	73	29,094

Depreciation	1,047	195	412	48	55	275	—	2,032
Amortization	70	—	—	—	17	—	—	87
Restructuring expenses (gains)	(77)							(77)
Income tax expense	9,557	71	600	687	—	21	27	10,963
Capital expenditures	1,175	533	558	33	—	552	—	2,851

	For the Three Months Ended February 28, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$32,720	$1,945	$2,000	$2,040	$1,747	$938	$—	$41,390
Affiliates	1,345	714	—	68	—	2	(2,129)	—
Total	34,065	2,659	2,000	2,108	1,747	940	(2,129)	41,390
Capture revenues:
Unaffiliated customers	6,198	876	1,333	433	115	1,292	—	10,247
Affiliates	1,276	428	—	—	—	—	(1,704)	—
Total	7,474	1,304	1,333	433	115	1,292	(1,704)	10,247
Net instrument revenues:
Unaffiliated customers	2,654	795	307	139	5	507	—	4,407
Affiliates	1,329	1,555	—	—	—	—	(2,884)	—
Total	3,983	2,350	307	139	5	507	(2,884)	4,407
Net collagen revenues:
Unaffiliated customers	1,047	—	—	—	—	—	—	1,047
Affiliates	—	—	—	—	—	—	—	—
Total	1,047	—	—	—	—	—	—	1,047

Net Sales	46,569	6,313	3,640	2,680	1,867	2,739	(6,717)	57,091

Income (loss) from operations	21,866	185	222	1,055	(135)	31	(167)	23,057

Depreciation	875	170	345	47	40	210	—	1,687
Amortization	70	—	—	—	16	2	—	88
Restructuring expenses	72	—	—	—	—	—	—	72
Income tax (benefit) expense	8,094	96	208	426	—	(13)	(62)	8,749
Capital expenditures	2,412	38	290	6	15	170	—	2,931

	For the Nine Months Ended February 29, 2008
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$103,217	$6,352	$6,865	$7,317	$5,539	$4,524	$—	$133,814
Affiliates	4,229	2,808	—	165	—	9	(7,211)	—
Total	107,446	9,160	6,865	7,482	5,539	4,533	(7,211)	133,814
Capture revenues:
Unaffiliated customers	24,206	2,978	4,419	2,206	339	4,197	—	38,345
Affiliates	5,059	1,752	—	—	—	—	(6,811)	—
Total	29,265	4,730	4,419	2,206	339	4,197	(6,811)	38,345
Net instrument revenues:
Unaffiliated customers	10,600	3,576	1,982	1,394	167	1,010	—	18,729
Affiliates	1,991	2,656	—	—	—	—	(4,647)	—
Total	12,591	6,232	1,982	1,394	167	1,010	(4,647)	18,729
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—	—	—
Total	1,697	—	—	—	—	—	—	1,697

Net Sales	150,999	20,122	13,266	11,082	6,045	9,740	(18,669)	192,585

Income (loss) from operations	71,911	94	3,048	4,573	(240)	239	(63)	79,562

Depreciation	3,151	555	1,131	160	155	770	—	5,922
Amortization	211	—	—	—	49		—	260
Restructuring expenses	646	—	—	—	—	—	—	646
Income tax (benefit) expense	26,743	(196)	1,550	1,537	—	56	(23)	29,667
Capital expenditures	5,249	695	1,358	119	88	1,053	—	8,562
Property & equipment - net	23,655	2,670	3,365	1,366	602	3,026	—	34,684
Total assets at period end	300,080	20,310	28,421	22,224	16,622	14,133	(53,752)	348,038

	For the Nine Months Ended February 28, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$89,421	$5,634	$6,016	$6,424	$5,488	$2,956	$—	$115,939
Affiliates	4,266	1,623	—	184	—	134	(6,207)	—
Total	93,687	7,257	6,016	6,608	5,488	3,090	(6,207)	115,939
Capture revenues:
Unaffiliated customers	18,399	2,551	4,181	1,354	447	3,857	—	30,789
Affiliates	4,052	706	—	—	—	—	(4,758)	—
Total	22,451	3,257	4,181	1,354	447	3,857	(4,758)	30,789
Net instrument revenues:
Unaffiliated customers	7,481	2,357	891	393	10	1,425	—	12,557
Affiliates	1,767	3,431	—	—	—	—	(5,198)	—
Total	9,248	5,788	891	393	10	1,425	(5,198)	12,557
Net collagen revenues:
Unaffiliated customers	3,272	—	—	—	—	—	—	3,272
Affiliates	—	—	—	—	—	—	—	—
Total	3,272	—	—	—	—	—	—	3,272

Net Sales	128,658	16,302	11,088	8,355	5,945	8,372	(16,163)	162,557

Income (loss) from operations	58,795	(153)	1,755	3,666	(83)	669	(484)	64,165

Depreciation	2,358	497	1,012	142	118	594	—	4,721
Amortization	211	—	—	—	48	6	—	265
Restructuring expenses	641	—	—	—	—	—	—	641
Income tax expense	21,705	1	1,046	1,456	—	21	(179)	24,050
Capital expenditures	6,045	312	694	41	35	533	—	7,660
Property & equipment, net	19,737	2,306	2,840	1,168	491	2,061	—	28,603
Total assets at period end	217,055	14,054	21,842	15,923	12,857	10,571	(46,724)	245,578

The Company discontinued manufacturing collagen products in the second quarter of fiscal 2008.

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

United States	$1,700	$1,255	$4,645	$3,890
Germany	1,848	1,205	5,208	3,443
Canada	395	353	1,451	1,226
Total net export sales	$3,943	$2,813	$11,304	$8,559

11.       COMMITMENTS AND CONTINGENCIES

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

12.       RECENT ACCOUNTING PRONOUNCEMENTS

Income taxes

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with  SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company implemented FIN 48 effective June 1, 2007. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 7, “Income Taxes.”

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

Fair value option for certain financial instruments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for the Company in its fiscal year beginning June 1, 2008. The Company is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard.  However, the Company does not expect the adoption of SFAS No. 159 to have a material impact on its results of operation or financial position.

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

Use of a Simplified Method in Developing Expected Term of Share Options

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options”. SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As permitted by SAB 110, the Company continues to use the simplified method as the company does not have sufficient historical data to estimate the expected term of share based awards.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will adopt the provisions of SFAS No. 141R to any business combination occurring on or after June 1, 2009, as required.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower than expected market acceptance of the Company’s new Galileo Echo instrument; the decision of customers to defer capital spending; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in North America; product development or regulatory obstacles; the ability to hire and retain key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the ability of the Company’s Japanese subsidiary to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown; delays in regulatory approvals required to manufacture products previously produced in Houston; higher than expected manufacturing consolidation costs; the unexpected application of different accounting rules; and general economic conditions. In addition, the strengthening of the US Dollar versus the Euro, Canadian Dollar and Japanese Yen would adversely impact reported results. Investors are cautioned not to place undue reliance on any forward-looking statements.  The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to the transfusion of blood and blood components. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Germany, Italy, Belgium, Spain, Portugal, France and Japan.

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

BioArray acquisition

On March 11, 2008, we signed a definitive agreement to acquire BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for approximately $117 million in cash. BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. Closing of this acquisition is conditioned upon, among other matters, receipt of regulatory approvals including pre-merger notification clearance under the Hart-Scott-Rodino Antitrust Improvement Act.

BioArray has developed, patented and introduced its BeadChip™ system for molecular medicine, which uses arrays of proprietary microparticles to analyze DNA.  Its recently launched transfusion genotyping system, which has not yet received FDA approval, is currently installed in a number of leading donor and transfusion centers for research applications.  We will acquire in this transaction the broad intellectual property portfolio BioArray has generated through its substantial investments in research and development, including approximately 100 issued or pending patents.   BioArray will continue to be based in Warren, NJ and operate under the BioArray name.

We believe that the acquisition will enable us to provide innovative molecular diagnostic solutions for the blood transfusion market that complement our current product line, and that our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise genotyping solutions to enhance patient outcomes. We also believe our capabilities in providing automated platform solutions, FDA licensing experience, established distribution network and financial resources will facilitate a more rapid and extensive introduction of BioArray’s BeadChip™ products than BioArray could accomplish on its own. We also believe that this acquisition will open up broader opportunities for us in transplantation and transfusion-related applications.

BioArray has formed a new company intended to commercialize BioArray technologies in fields outside of blood transfusion and transplantation.  If the acquisition closes, the current equity holders of BioArray will hold 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, will hold a 19% ownership interest.

Prior to execution of the merger agreement, three key employees of BioArray entered into employment agreements with us that would take effect upon completion of the merger. In addition, these three employees and three other key employees of BioArray entered into separate non-competition agreements with us that would take effect upon completion of the merger.

We expect this acquisition to be materially dilutive to earnings per share for several years following closing as key investments are made in research, development, and the automation and marketing of the BioArray product line.  In our first full year of ownership, we expect that this acquisition will reduce diluted earnings per share by approximately $0.20 to $0.23 per share, including approximately $0.05 per share of non-cash amortization of acquired intangible assets.

Performance

In fiscal 2008, we continue to focus on increasing revenue and market share. We have concentrated our efforts on successfully marketing the Echo™, which received FDA clearance in June 2007. As part of this effort, in fiscal 2008 we have continued to critically examine our organizational structure and modify it where necessary, including the hiring and training of additional sales, technical and contracting personnel to ensure the smooth introduction of the Echo™. We also continue to place Galileo® instruments in the market.

As of February 29, 2008, we had received orders for a total of 562 Galileo® instruments worldwide (an increase of 22 instruments in the third quarter of fiscal 2008), including 315 in Europe, 245 in North America and 2 in Japan, and approximately 516 of these Galileo® instruments were generating reagent revenues, an increase of 38 instruments in the third quarter of fiscal 2008. As of February 29, 2008, we had received orders for a total of 155 Echo™ instruments worldwide (an increase of 70 instruments in the third quarter of fiscal 2008), including 44 in Europe, 107 in North America and 4 in Japan, and at least 43 of these Echo™ instruments were generating reagent revenues, an increase of approximately 30 live instruments in the third quarter of fiscal 2008.

Revenue increased by 17% and 18% during the three months and nine months ended February 29, 2008, respectively, compared to revenue earned in the corresponding periods of fiscal 2007. These improvements were largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology) introduced in prior fiscal years, and to a lesser extent due to exchange gains and sales volume increases in Capture products and instruments.

In the third quarter of fiscal 2008, our operating expenses rose by 11% while gross profit increased by 20%, which translated into a 28% increase in net income compared to the third quarter of fiscal 2007. In the nine months ended February 29, 2008, our operating expenses rose by 16% while gross profit increased by 21%, which translated into a 27% increase in net income compared to the corresponding period of fiscal 2007. Expenses relating to the Echo™ launch contributed to a higher percentage increase in operating expenses than we experienced in fiscal 2007. In addition, the adoption of FAS 123R in June 2006 resulted in additional charges not recorded in income statements in previous fiscal years. In the nine months ended February 29, 2008 and February 28, 2007, $3.0 million and $2.5 million, respectively, were recorded as additional charges for share-based compensation.

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

We have decided to sell our products directly in France instead of through a distributor, and we have developed a transition plan with Bio-Rad Laboratories, Inc., our current distributor. Because our marketing efforts in France will be disrupted during the transition, we expect instrument revenue and related reagent revenue to be lower in France in fiscal 2008 than originally expected.  However, this expected shortfall will not be material to our overall results. In the nine months ended February 29, 2008, we have spent approximately $0.6 million and expect to incur additional expenses in the remainder of fiscal 2008 to establish the new organization in France.

Results of Operations

	Three Months Ended				Nine Months Ended
	February 29,	February 28,	Change		February 29,	February 28,	Change
	2008	2007	Amount	%	2008	2007	Amount	%
		($ in thousands)			($ in thousands)
Net Sales	$67,029	$57,091	$9,938	17%	$192,585	$162,557	$30,028	18%
Gross profit	48,341	40,353	7,988	20%	136,096	112,732	23,364	21%
Gross profit percentage	72%	71%	n/m	1%	71%	69%	n/m	1%
Operating expenses	19,247	17,296	1,951	11%	56,534	48,567	7,967	16%
Income from Operations	29,094	23,057	6,037	26%	79,562	64,165	15,397	24%
Non-operating income	1,135	711	424	60%	3,285	1,742	1,543	89%
Income before income tax	30,229	23,768	6,461	27%	82,847	65,907	16,940	26%
Provision for income tax	10,963	8,749	2,214	25%	29,667	24,050	5,617	23%
Net income	$19,266	$15,019	$4,247	28%	$53,180	$41,857	$11,323	27%

Improved sales, along with a proportionately lower increase in operating expenses, resulted in an increase in net income of $4.2 million and $11.3 million for the three-month and nine-month periods of fiscal 2008, respectively, which translate into a 28% and a 27% increase over the corresponding periods of fiscal 2007, respectively. Diluted earnings per share totaled $0.27 and $0.75 for the three-month and nine-month periods of fiscal 2008, respectively, as compared to diluted earnings per share of $0.21 and $0.59 for the corresponding periods of fiscal 2007, respectively.

United States operations continue to generate the majority of our revenue and operating income. U.S. operations generated 73% and 90%, respectively, of our revenue and operating income in the nine months ended February 29, 2008 compared to 73% and 92%, respectively, in the corresponding period of fiscal 2007.

Net Sales

	Three Months Ended				Nine Months Ended
	February 29,	February 28,	Change		February 29,	February 28,	Change
	2008	2007	Amount	%	2008	2007	Amount	%
		($ in thousands)			($ in thousands)
Traditional reagents	$45,713	$41,390	$4,323	10%	$133,814	$115,939	$17,875	15%
Capture products	14,167	10,247	3,920	38%	38,345	30,789	7,556	25%
Instruments	7,149	4,407	2,742	62%	18,729	12,557	6,172	49%
Collagen	—	1,047	(1,047)	-100%	1,697	3,272	(1,575)	-48%
	$67,029	$57,091	$9,938	17%	$192,585	$162,557	$30,028	18%

Of the $9.9 million total increase in revenues in the third quarter of fiscal 2008 compared to the corresponding quarter of fiscal 2007, approximately $4.6 million came from price increases in the United States, approximately $1.6 million came from volume increases in the United States, approximately $2.1 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian dollar exchange rates and approximately $1.6 million came from sales increases, including instrument revenues, outside the United States.

Of the $30.0 million total increase in revenues in the nine months ended February 29, 2008 compared to the corresponding period of fiscal 2007, approximately $19.9 million came from price increases in the United States, approximately $1.2 million came from volume increases in the United States, approximately $4.8 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian dollar exchange rates and approximately $4.1 million came from sales increases, including instrument revenues, outside the United States.

The 10% and 15% growth in traditional reagent revenue in the three-month and nine-month periods ended February 29, 2008, respectively, compared to the corresponding periods of fiscal 2007 occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 70% of our revenues. We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture products.

Sales of Capture products increased by 38% and 25% in the three-month and nine-month periods ended February 29, 2008, respectively, compared to the corresponding periods of fiscal 2007 mainly due to volume increases. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we continue to place more instruments in the market, we expect revenue from Capture products to continue to increase.

Revenue from instruments increased by 62% and 49% in the three-month and nine-month periods ended February 29, 2008, respectively, compared to the corresponding periods of fiscal 2007. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the fiscal 2008 quarter, $2.1 million of deferred revenue was recognized from previously placed instruments compared to $1.2 million recognized in the 2007 quarter, and approximately $4.1 million of instrument sales were deferred in this manner, compared to $1.9 million in the 2007 quarter. In the first nine months of fiscal 2008, $5.8 million of deferred revenue was recognized from previously placed instruments compared to $3.0 million recognized in the corresponding period of fiscal 2007, and in the 2008 fiscal period, approximately $10.2 million of instrument sales were deferred in this manner, compared to $4.9 million in the corresponding 2007 period. As of February 29, 2008 and February 28, 2007, deferred instrument and service revenues totaled $24.8 million and $18.5 million, respectively, which we expect to recognize over the next five years.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 when our commitment to a third party expired. This action resulted in a revenue decrease of $1.0 million and $1.6 million in the three and nine-month periods ended February 29, 2008, respectively, compared to revenue earned from these products in the corresponding periods of fiscal 2007.

Gross Margins

	Three Months Ended					Nine Months Ended
	February 29,		February 28,			February 29,		February 28,
	2008		2007		Change	2008		2007		Change
	Amount	Margin %	Amount	Margin %	Amount	Amount	Margin %	Amount	Margin %	Amount
	(in ’000)		(in ’000)		(in ’000)	(in ’000)		(in ’000)		(in ’000)
Traditional reagents	$36,351	80%	$31,245	75%	$5,106	$104,369	78%	$86,706	75%	$17,663
Capture products	12,130	86%	8,849	86%	3,281	32,566	85%	25,668	83%	6,898
Instruments	(140)	-2%	23	1%	(163)	(856)	-5%	(551)	-4%	(305)
Collagen	—	0%	236	23%	(236)	17	1%	909	28%	(892)
	$48,341	72%	$40,353	71%	$7,988	$136,096	71%	$112,732	69%	$23,364

Our overall gross margin increased to 72% during the third quarter of fiscal 2008 from 71% achieved in the corresponding quarter of fiscal 2007. Improvement in traditional reagent margin of 5% was the primarily contributor to the 1% overall improvement in gross margin for the third quarter.

For the nine months ended February 29, 2008, our overall gross margin increased to 71% from 69% achieved in the corresponding period of fiscal 2007. Improvements in margins of traditional reagents and Capture products by 3% and 2%, respectively, contributed to the 2% increase in the overall margin during the nine months ended February 29, 2008 compared to the overall margin achieved in the corresponding period of fiscal 2007.

Gross margins on traditional reagents increased to 80% during the third quarter of fiscal 2008 from 75% during the corresponding quarter of fiscal 2007. Gross margin on traditional reagents improved by 3% to 78% in the nine-month period ended February 29, 2008 compared to the corresponding period of fiscal 2007. These gross margin increases were primarily due to price increases.

The gross margin on Capture products was 86% during the third quarter of fiscal 2008 and fiscal 2007. During the nine months ended February 28, 2008, the gross margin on Capture products increased by 2% to 85% compared to the corresponding nine-month period of fiscal 2007. This improvement was largely impacted by a reduction in royalty expenses. In the nine-month period ended February 28, 2007, we paid royalties of $0.2 million under an agreement which expired in fiscal 2007 for certain Capture products; we did not incur any royalty expenses for these products in the nine-month period ended February 29, 2008.

In the case of instruments, comparing gross margin from period to period can be misleading due to the method of accounting used for revenue and cost for certain types of instrument sales. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the contract. For the three-month and nine-month periods ended February 29, 2008, the gross margin on instruments was negative 2% and negative 5%, respectively, compared to 1% and negative 4%, respectively, for the corresponding periods in fiscal 2007.

Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29,	February 28,	Change		February 29,	February 28,	Change
	2008	2007	Amount	%	2008	2007	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$1,522	$1,624	$(102)	-6%	$5,011	$4,658	$353	8%
Selling and marketing	7,605	6,850	755	11%	23,019	19,164	3,855	20%
Distribution	2,881	2,393	488	20%	8,212	7,061	1,151	16%
General and administrative	7,228	6,271	957	15%	19,385	16,784	2,601	15%
Restructuring expense	(77)	72	(149)	-207%	646	641	5	1%
Amortization expense and other	88	86	2	2%	261	259	2	1%
Total operating expenses	$19,247	$17,296	$1,951	11%	$56,534	$48,567	$7,967	16%

Selling and marketing expenses increased by approximately $0.8 million and $3.9 million for the three-month and nine-month periods ended February 29, 2008, respectively, compared to the corresponding periods of fiscal 2007. These expenses were impacted primarily by new hires, annual salary increases and other salary related expenses and an increase in sales meetings, conventions and travel expenses. A significant amount of these expenses related to the launch of the Echo™ instrument in fiscal 2008.

General and administrative expenses increased by $1.0 million in the third quarter of fiscal 2008 compared to the corresponding 2007 quarter; $0.9 million of the increase related to personnel costs and consultancy fees.

General and administrative expenses increased by $2.6 million in the nine-month period ended February 29, 2008 compared to the corresponding 2007 fiscal period; the major variation was an increase in salaries, new hires, share-based compensation and bonus expenses (approximately $1.9 million).

Income Taxes

The provision for income taxes increased $2.2 million and $5.6 million in the three-month and nine-month periods ended February 29, 2008, respectively, compared to the corresponding periods in fiscal 2007 primarily due to higher pre-tax income. The effective income tax rate was 36.3% and 35.8% in the three-month and nine-month periods ended February 29, 2008, respectively, compared with 36.8% and 36.5% in the three-month and nine-month periods ended February 28, 2007. The decrease in the effective rate in the nine month period ended February 29, 2008 is principally due to the reduction of the German income tax rate by approximately 10% and the recording of previously unclaimed research and development credits in fiscal 2008 by the Canadian affiliate.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options granted prior to June 1, 2006 for federal and state income tax purposes, we realized income tax benefits of approximately $0.3 million and $6.6 million in the three-month and nine-month periods ended February 29, 2008, respectively, compared to $0.5 million and $10.0 million realized in the corresponding periods of fiscal 2007. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income

	Three Months Ended			Nine Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
	2008	2007	Amount	2008	2007	Amount
	($ in thousands)			($ in thousands)
Non-operating income	$1,135	$711	$424	$3,285	$1,742	$1,543

The increases in non-operating income for the three-month and nine-month periods of fiscal 2008 compared to the corresponding periods of fiscal 2007 were primarily attributable to an increase in interest income due to the increase in our cash balance.

Net Income and Earnings per Share

Higher sales and gross profit resulted in net income of $19.3 million, up 28% from $15.0 million for the third quarter compared to the corresponding 2007 quarter and, for the nine-month period ended February 29, 2008, higher sales and gross profit resulted in net income of $53.2 million, up 27% from $41.9 million for the corresponding fiscal 2007 period. For the third quarter of fiscal 2008, diluted earnings per share were $0.27, up from $0.21 for the corresponding fiscal 2007 quarter. For the nine-month period ended February 29, 2008, diluted earnings per share were $0.75, up from $0.59 for the 2007 fiscal period.

Liquidity and Capital Resources

	For the Nine Months Ended
	February 29, 2008	February 28, 2007
	(in thousands)
Net cash provided by operating activities	$54,094	$39,020
Net cash used in investing activities	(8,562)	(6,019)
Net cash provided by financing activities	2,950	6,843
Effect of exchange rate changes on cash and cash equivalents	1,818	(224)
Increase in cash and cash equivalents	$50,300	$39,620

Our cash and cash equivalents were $163.9 million at February 29, 2008, as compared to $113.6 million at May 31, 2007. Net income of $53.2 million was the main contributing factor for the $50.3 million increase in our cash and cash equivalents during the nine-month period ended February 29, 2008.

Operating Activities - Net cash generated by operating activities was $54.1 million for the nine-month period ended February 29, 2008 (the “2008 Period”), an increase of $15.1 million over the $39.0 million generated in the nine-month period ended February 28, 2007 (the “2007 Period”). This $15.1 million increase in cash generated by operating activities was principally due to the increase in net income of $11.3 million (from $41.9 million for the 2007 Period to $53.2 million for the 2008 Period) and, among other things, a change of approximately $3.4 million ($6.6 million for the 2008 Period compared to $10.0 million for the 2007 Period) for the tax benefit arising on exercise of stock options (which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123R effective June 1, 2006).

Investing Activities - For the 2008 Period, $8.6 million of net cash was used in investing activities for the purchase of property and equipment. In the 2007 Period, we spent $7.7 million on the purchase of property and equipment, offset by proceeds from the maturity of short term investments ($1.6 million).

Financing Activities – In the 2008 Period, net cash provided by financing activities was $3.0 million, compared to $6.8 million of net cash provided in the 2007 Period. During the 2008 Period, we had a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. In the 2008 Period, we did not repurchase any shares in the open market under our stock repurchase program, compared to the $4.9 million used in the 2007 Period for this purpose. We received $2.2 million and $2.6 million from the exercise of employee stock options in the 2008 Period and 2007 Period, respectively. We received $6.6 million and $10.0 million excess tax benefits from share-based compensation for the 2008 Period and 2007 Period, respectively.

Stock Repurchase Program

During the 2008 Period, we did not repurchase any shares under our stock repurchase program. During the 2007 Period, 281,969 shares amounting to $4.9 million were repurchased under this program. An aggregate of 1,142,056 shares were available for repurchase under the program as of February 29, 2008.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 11 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months, including the $117 million purchase consideration payable for the acquisition of BioArray. We expect to continue to generate net positive cash flow although there will be some reduction in cash flow resulting from the BioArray operations after we complete the acquisition. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows.

There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and to the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

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

In cases of sales of instruments with multiple deliverables, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Our medical instrument sales contracts with multiple deliverables generally include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service.  The portion of the instrument sales price applicable to the instrument itself is recognized upon shipment and completion of contractual obligations relating to training and/or installation.  If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself.  The fair value of a training session is recognized as revenue when services are provided.  If multiple training sessions are contractually provided, then additional training revenue is recognized upon delivery.  The fair value of first year service is recognized over the first year of the contract.  If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale.  The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 29, 2008, totaling $54.4 million, and at May 31, 2007, totaling $47.8 million, are net of allowances for doubtful accounts of $1.9 million and $1.7 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  The provision for obsolete and/or excess inventory is reviewed on a quarterly basis or, if warranted by circumstances, more frequently. In evaluating this reserve, management considers technology changes, competition, customer demand, product shelf life and manufacturing quality.  No material changes have been made to the inventory policy during the third quarter of fiscal 2008.

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

vi) Share-based Employee Compensation

We adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123(R)”), on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, and (ii) compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for disclosing our pro forma information required under SFAS 123.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

As noted in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2007, in fiscal 2007 approximately 80% of our revenues and 95% of our net income were generated from sales in North America, and these results could be significantly and negatively impacted if current or new competitors increased their competition based on price, thereby potentially reducing our market share and gross margins.  In September 2007 Alba Bioscience, a Scottish company with US operations in Durham, North Carolina, announced it had received US FDA clearance to market 15 monoclonal blood grouping reagents, including some not previously available in the US.  If Alba enters the North American market, their entry, together with the expected entry of Biotest, Bio-Rad and others noted in our Annual Report on Form 10-K, would create additional competition.

There have been no other material changes to the risk factors set forth in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report. The Company did not repurchase any shares of its common stock under its stock repurchase program during the quarter ended February 29, 2008.

ITEM 6.  Exhibits

2.1

Agreement of Plan and Merger by and among the Company, BioArray Solutions Ltd. And Matrix Acquisitions Company, Inc. dated March 11, 2008 (incorporated by reference to Exhibit 2.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 17, 2008).

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

IMMUCOR, INC.

(Registrant)

Date:	April 2, 2008	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	April 2, 2008	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

2.1

Agreement of Plan and Merger by and among the Company, BioArray Solutions Ltd. And Matrix Acquisitions Company, Inc. dated March 11, 2008 (incorporated by reference to Exhibit 2.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 17, 2008).

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