Form 10-K
period 2008-05-31
IMMUCOR INC
filed 2008-07-24
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

COMMON STOCK, $.10 PAR VALUE

(Title of Class)

COMMON STOCK PURCHASE RIGHTS

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,161,863,242, based upon the closing price on The Nasdaq Stock Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of June 30, 2008, there were 70,196,313 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

REGISTERED TRADEMARKS

Galileo®, Echo® and Capture® are registered trademarks of Immucor, Inc. See “Patents, Trademarks and Royalties” concerning other registered trademarks.

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

Recent Developments

Launch of Galileo Echo (“Echo”)—We launched our latest instrument, the Echo, in the first quarter of fiscal 2008. The Echo has many of the features of the Galileo, our automated assay instrument which caters to large customers, including a broad test menu and quick turnaround time. We expect the Echo to appeal to the small- to medium-sized hospital market, the largest segment of our customers, numbering approximately 5,000 to 6,000 worldwide. As of May 31, 2008, we had received orders for a total of 257 Echo instruments worldwide, including 56 in Europe, 196 in North America and 5 in Japan, and approximately 91 of these Echo instruments were generating reagent revenues.

Further Market Penetration by the Galileo—In fiscal 2008, we continued to increase our market share by signing contracts to sell our Galileo instrument to several large, prestigious hospitals and laboratories which previously had been using our competitors’ products. We received 102 orders for Galileo instruments in fiscal

2008. As of May 31, 2008, we had received 583 orders in total for Galileo instruments worldwide since the instrument was launched in 2004, including 322 in Europe, 257 in North America, and 4 in Japan, and approximately 537 of these instruments were generating reagent revenues.

Proposed Acquisition of BioArray—In March 2008 we announced the proposed acquisition of BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for approximately $117 million in cash. BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. The waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired at the end of May 2008, allowing us to proceed with the acquisition. We are working to resolve remaining open issues and finalize the remaining outstanding closing items as promptly as possible.

We believe the acquisition will enable us to provide innovative molecular diagnostic solutions for the blood transfusion market that complement our current product line, and that our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications will allow Immucor to develop and deliver more precise genotyping solutions to enhance patient outcomes. We also believe this acquisition will open up broader opportunities for us in transplantation and transfusion-related applications.

We expect this acquisition will be materially dilutive to earnings per share for several years following closing as key investments are made in research, development, and the automation and marketing of the BioArray product line. In our first full year of ownership, we expect this acquisition to reduce diluted earnings per share by approximately $0.20 to $0.23 per share, including approximately $0.05 per share of non-cash amortization of acquired intangible assets.

Improved margins—In fiscal year 2008, we remained focused on the execution of our Customer Loyalty pricing strategies which are detailed below under “Strategy”. We improved our reagent profit margins as a result of implementation of these strategies.

Industry

We are part of the blood banking industry, which generally seeks to prevent or cure certain diseases or conditions through the testing and transfusion of blood and blood components. In the U.S., the FDA regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the blood banking industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. See “Regulation.”

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

Because of the critical importance of matching patient and donor blood, highly skilled and educated technologists in hospitals, blood banks and laboratories generally perform procedures for testing compatibility. At present, the majority of these tests are performed manually, making blood testing laboratories much more labor-intensive than other types of testing laboratories. In recent years, most companies in the blood banking industry, including Immucor, have tried to increase their market share and profitability by offering automated blood testing instruments and developing new technologies to reduce the labor component of blood testing. We believe our blood bank automation and solid phase testing systems improve test results and reduce time necessary to perform certain test procedures, thereby offering our customers more cost-effective, accurate and efficient alternatives. See “Instruments and Instrument Systems” below.

We estimate the market for traditional blood bank reagents (those used in manual testing) at approximately $900 million for North America, Western Europe and Japan, and we believe this market is relatively mature due to advances made in automation of blood testing processes in recent years.

Strategy

Our goal is to increase our share of the worldwide market by automating the blood bank laboratory and firmly establishing ourselves as the world leader in blood bank automation. In order to implement this strategy, we continue to:

i)	Increase Instrument Placements—Our strategy is to strengthen our leadership position in the automation of blood bank testing by continuing to expand our base of installed instruments with emphasis on markets in the United States, Western Europe, Canada and Japan. We offer customers a selection of automated analyzers, marketed as Scalable Solutions, which address the various needs of low, medium, and high-volume testing facilities. We use a “razor/razorblade” business model since our instruments are designed to operate only with our proprietary reagents. Once a customer procures an instrument from us, the customer is likely to continue to use our proprietary reagents for all of its needs. To place more instruments in the market, we offer several instrument procurement options, including direct sales and rentals.

ii)	Maximize Revenue Stream per Instrument Placement—Each instrument placed typically provides us with a recurring revenue stream through the sale of reagents and supplies. Our Galileo and Echo blood bank testing systems operate exclusively with our proprietary reagent lines. These reagents command a premium price over traditional products. We continue to develop new reagent applications and upgrade system software and hardware in order to expand instrument test menus, thereby increasing reagent usage per placement.

iii)	Develop New and Enhanced Products—We continually seek to improve existing products and develop new products to increase our market share and revenues. In the past ten years we have successfully introduced and commercialized a number of automated and semi-automated analyzers and, in fiscal 2008, received clearance to market our Echo in the U.S., Canada, Europe and Japan. All these instruments are designed to operate exclusively with our proprietary solid phase Capture assays. Our current research and development efforts are directed towards introducing a new version of the Galileo and expanding the offering of reagent tests for use on the Galileo and the Echo.

iv)	Convert to Standardized Pricing and Promote Customer Loyalty—We continue to follow our pricing strategy to ultimately convert all major group-purchasing contracts to the standardized tier pricing we use for other customers. We also continue to offer a Customer Loyalty Program, which partially protects our loyal customers from the effects of price increases. We expect these pricing adjustments will continue to have a favorable impact on our financial performance in the near term.

Proprietary Technology Platform

Manual Testing. Under traditional agglutination blood testing techniques, the technologist mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction occurs if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. However, since the mixture is a fluid, it is sometimes difficult for the technologist to determine whether a positive reaction has occurred.

Due to the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated and skilled technologists. Depending on the manual test method used (as well as the technical proficiency of the person performing the test), the process can take from 30 minutes to an hour, and if the test results are ambiguous, the entire process may need to be repeated. Thus, a significant amount of expensive labor is involved in manual agglutination testing.

Solid Phase Technology. Our automated reagent products are part of a proprietary solid phase blood test system, in which one of the reactants (either an antigen or an antibody) is applied or bound to a solid support like a microtitration plate (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In this testing system, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen or antibody reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. In a positive reaction, the cells in the test sample adhere to the well as a thin layer; in a negative reaction the cells do not adhere but settle to the bottom as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

We have obtained FDA clearance for sale of five test systems using our solid phase technology: a platelet antibody detection system, Capture-P; a red cell antibody detection system, Capture-R; Capture-R Select, used for antibody screening, identification, phenotyping, cross matching and in the weak D test; and two infectious disease tests, Capture-CMV and Capture-S.

Labor costs are the largest component of the total cost of operating a hospital blood bank. We believe our solid phase blood testing system improves the accuracy of test results and, particularly when used on our automated blood analyzers, significantly reduces the time necessary to perform many blood and blood component tests, thereby making significant labor cost savings possible.

Reagents

Most of our current reagent products are used in tests performed prior to blood transfusions i) in identification of the blood group and type of patient and donor blood, ii) in the detection and identification of blood group antibodies, iii) in platelet antibody detection and iv) in prenatal care. The FDA requires the accurate testing of blood and blood components prior to transfusion, using only FDA licensed reagents.

The following table lists the products sold by us, most of which are manufactured by or exclusively for us:

Product Group	Principal Use
ABO Blood Grouping	Detect and identify ABO antigens on red blood cells in order to classify a specimen’s blood group as either A, B, AB or O.

Rh Blood Typing	Detect Rh antigens in order to classify a specimen as either Rh positive or Rh negative, and to detect other Rh-hr antigens.

Anti-human Globulin Serums (Coombs Serums)	Used with other products for routine cross matching, and antibody detection and identification; allows a reaction to occur by bridging between antibodies that by themselves could not cause a reaction.

Product Group	Principal Use
Reagent Red Blood Cells	Detect and identify antibodies in blood, confirm ABO blood grouping results and validate the performance of anti-human serum in the test system.

Rare Serums	Detect the presence or absence of rare red cell antigens.

Antibody Potentiators	Increase the sensitivity of antigen-antibody tests.

Quality Control Systems	Daily evaluation of the reactivity of routine blood testing reagents.

Monoclonal (Hybridoma) Antibody-based Reagents	Detect and identify ABO and other antigens on red blood cells.

Technical Proficiency Systems	Reagent tests used to determine technical proficiency and provide continuing education for technical staff.

Fetal Bleed Screen Kit	Detect excessive fetal-maternal hemorrhage in Rh-negative women.

Capture-P	Detect platelet antibodies.

Capture-R	Detect and identify unexpected IgG antibodies to red blood cells.

Capture-CMV	Detect antibodies to cytomegalovirus.

Capture-S	Detect antilipid antibodies for syphilis screening.

Capture-R Select	Used for Antibody screening, identification, phenotyping, cross matching and in the weak D test.

Instruments and Instrument Systems

The blood banking industry today continues to be labor-intensive, and we believe our instruments and instrument systems significantly reduce the amount of time required to perform routine blood compatibility tests.

GALILEO (Fully-automated Processor)—The Galileo provides hospitals, clinical reference laboratories and blood donor centers a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT), antibody identification, cytomegalovirus (CMV) and syphilis screening. A high throughput instrument, Galileo can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour. The Galileo uses our proprietary Capture reagent products and is manufactured exclusively for us by Stratec Biomedical AG.

GALILEO ECHO (Fully-automated Processor)—The instrument was cleared for sale in the U.S. in June 2007 and was also registered for distribution in Canada, Europe and Japan. The Echo has many of the features of the Galileo, including a broad test menu and quick turnaround time with a throughput of 20 different samples at a time. It can perform approximately 14 type-and-screen tests an hour. We market the Echo principally to small- to medium-sized hospitals, the largest segment of our customers, numbering approximately 5,000 to 6,000 worldwide.

CAPTURE WORKSTATION (Semi-automated Processor)—The Workstation has semi-automated components for performing our proprietary Capture assays manually. It is marketed as a back-up system for our fully-automated Galileo and Echo, or as a standalone instrument for small laboratories looking to standardize testing.

Products under Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to their sale, any new product requires licensing or pre-market clearance from the FDA. As of May 31, 2008, we employed 25 technical personnel whose specific duties are to improve existing products and develop new products. We also have established relationships with other individuals and institutions that provide similar services, and we expect that we will continue to form and maintain such relationships. We intend to continue focusing our product development efforts primarily in blood bank automation, solid phase technology and in areas that may also be useful in the development of these products. For the fiscal years ended May 31, 2008, 2007 and 2006, we spent approximately $6.5 million, $6.4 million and $4.6 million, respectively, for research and development. We may in the future acquire related technologies and product lines, or the companies that own them, for growth and to improve our ability to meet the needs of our customers.

Blood Bank Automation—We plan to continue development of the Galileo automated blood bank instrument, including new assays, software and hardware improvements. New assays are also in development for the Echo platform, and planning is also underway for future software and hardware improvements. Currently, we are developing a next generation Galileo that will incorporate enhanced features and functionality. We expect to complete development and receive FDA clearance for the new Galileo by the end of calendar year 2009.

Marketing and Distribution

Our potential customers are blood banks, hospitals and clinical laboratories. We maintain an active client base of over 7,500 customers worldwide, and no single customer purchases in excess of 5% of our current annual sales volume. We believe there is a slight amount of seasonality to our sales activity as fewer donations and elective surgical procedures are performed in our first quarter (June-August).

We market and sell our products directly through 177 sales, marketing and distribution personnel employed by us in the U.S., Canada, Europe and Japan. As of May 31, 2008, besides the 177 personnel employed by us, we use eight sales agents in Italy. We have hired highly experienced personnel with in-depth knowledge of the blood banking business. We also conduct extensive training of our sales force and sponsor workshops in the U.S., Europe, Latin America, and Asia for customers and potential customers.

As of May 31, 2008, there were no material backlogs for instruments or reagent products. At May 31, 2008, in accordance with U.S. generally accepted accounting principles, we had not recognized approximately $24.2 million in revenue from instrument sales contracts which had reagent price protection. In fiscal year 2008, approximately 73% of consolidated net sales were generated in the U.S. With expected penetration of markets in the rest of the world, the percentage contribution from sales outside the United States is likely to increase in the future.

Suppliers

We obtain raw materials from numerous outside suppliers. We are not dependent on any single supplier, except for two manufacturers of instrumentation, Bio-Tek Instruments, Inc. for the Echo and Stratec Biomedical AG for the Galileo. We also have an agreement with Celliance Ltd. (a subsidiary of Millipore Corporation), under which they supply critical raw material for some of our monoclonal antibody-based products. We believe that our business relationship with our suppliers is excellent. We believe that if the supply of instrumentation was interrupted, alternate suppliers could be found, but the commencement of supply could take several years.

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

In the U.S., an FDA facility license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. In 2006, we consolidated the Gamma Biologicals, Inc., Houston facility (U.S. Government Establishment License No. 435) under the Immucor, Inc. License No. 886, and subsequently discontinued operations at the Houston facility in December 2007. There are several FDA submissions associated with the transfer of manufacturing activities to Norcross and the FDA recently approved the transfer of manufacturing to our currently licensed facility in Norcross. Approval of our new manufacturing facility in Norcross is still pending.

In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation. For example, we hold several FDA product licenses to manufacture blood-grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biological product license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for new products or instruments. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses or instrument clearances will be obtained by us.

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

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. All hazardous material is manifested and disposed of properly. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

Patents, Trademarks and Royalties

Since 1986, the U.S. Patent Office has issued to us six patents pertaining to our solid phase technology, four of which have expired. The remaining two patents expire in 2010 and 2012. We believe the remaining patents, together with our trade secrets and know-how, will help prevent any current or future competitors from successfully copying and distributing our solid phase products.

Our solid phase technology was initially acquired in 1983 from five researchers at the Community Blood Center of Greater Kansas City (“Blood Center”) pursuant to an agreement that terminated on September 8, 2006. Under that agreement we have expensed the Blood Center royalties equal to 4% of the net sales from products using the solid phase technology, including approximately $237,000 and $848,000, for the fiscal years ended May 31, 2007 and 2006, respectively. The agreement expired in fiscal 2007 and no royalties were due or paid in fiscal 2008.

We have registered the trademarks “Immucor” and “Gamma” and several product names listed below.

Trademarks Used in this Report

We claim rights to the following trademarks used in this report:

ABS2000®

Capture®

Capture-CMV®

Capture-P®

Capture-R®

Capture-S®

Echo®

Galileo®

Gamma®

ImmuAdd®

Immucor®

MCP®

NOVACLONE®

Ready-ID®

Ready-Screen®

RESt®

This report also refers to “Tango,” “PK7200” and “PK7300” for which trademark rights are claimed by Olympus America Inc.; “ProVue,” “AutoVue,” ID-Micro Typing” and “Gel Test” for which trademark rights are claimed by Johnson & Johnson.

Competition

Competition in the blood banking industry is based on quality of products, pricing, talent of the sales forces, ability to furnish a range of quality existing and new products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in this industry principally because of the completeness, reliability and quality of our product line, competitive pricing structure and introduction of new innovative products such as blood bank automation coupled with our Capture products (see “Reagents” and “Instruments and Instrument Systems”). We also believe that continuing research efforts in the area of blood bank automation (see “Products under Development”), the experience and expertise of our sales personnel (see “Marketing and Distribution”) and the expertise of our technical and customer support staff will enable us to retain our competitive advantage in the market. In addition, the requirement to register products with the FDA and have them produced at an FDA-licensed facility acts as a barrier to entry into this market.

In the past several years, we have maintained our overseas sales and increased our domestic reagent market share, and we have been the North American market leader since 1999. We believe that this is due to our emphasis on product quality, innovative automated systems, introduction of new and specialty products, customer service and training. We seek to increase our worldwide market share through the use of our experienced direct sales force and expansion of our product line based on our blood bank automation strategy and solid phase technology.

Reagents

In the United States and Canada, Ortho-Clinical Diagnostics (“Ortho”), a Johnson & Johnson company, is our main competitor with licenses to manufacture an extensive line of blood banking reagents. A small line of reagent red blood cells manufactured in Europe by Medion Diagnostics GmbH is distributed by Olympus America, Inc. (“Olympus”) in the U.S. market, but this product line lacks many traditional reagents required by the blood bank industry. Biotest AG, a German pharmaceutical and diagnostic company (“Biotest”) presently has FDA licenses to sell reagents used by the Tango® instrument. We believe Biotest plans to introduce a complete line of traditional reagents to the U.S. market and is currently awaiting FDA clearance on these products. In September 2007 Alba Bioscience, a Scottish company with U.S. operations in Durham, North Carolina, announced it had received US FDA clearance to market 15 monoclonal blood grouping reagents.

In Europe, our principal competitor is DiaMed AG, a Swiss company acquired by Bio-Rad Laboratories, Inc. in October 2007. We believe Bio-Rad could become a significant competitor in Europe in the near term, and could become a significant competitor in North America within five years. Grifols, a Spanish company, is a much smaller European competitor but has become more active in recent years. Grifols produces a line of gel cards which are sold principally in Spain, Portugal and Latin America. These cards will probably be more widely marketed as DiaMed’s patents for the gel technology continue to expire.

Our principal competitor in Japan is Ortho.

Instruments

Our Galileo instrument was introduced to the major European countries in 2002 and in the U.S. market in 2004. Throughput for ABO/Rh and antibody screening on the Galileo is 60 tests per hour. This is an important feature for the European market where most of the laboratories are open for one shift per day and the testing is condensed into an eight-hour testing period versus a 24-hour testing period in the United States. We believe that no competing instrument currently marketed is as fast as the Galileo. We also believe that the Galileo’s speed coupled with our broad test menu gives the Galileo the advantage in the U.S. market as well.

In 2003, Ortho, through its Micro Typing Systems subsidiary, began marketing the Ortho ProVue™ in the U.S. Throughput for ABO/Rh and antibody screening is believed to be eight to ten tests per hour and it uses the proprietary ID-Micro Typing™ Gel Test™ for both ABO/Rh type and antibody screen. Ortho also competes in the European market with the AutoVue™ instrument with a throughput for ABO/Rh and antibody screening of approximately 25 tests per hour. This system, which has been on the market for over 10 years, uses Ortho Biovue column agglutination. The only Immucor instruments with which the ProVue™ and the AutoVue™ currently competes directly are the ABS2000 and the newly developed Galileo Echo. We believe the Echo and ABS2000’s use of traditional reagents for ABO and Rh type combined with our proprietary technologies for antibody screen offers a competitive price advantage over these instruments.

Olympus has also developed an automated analyzer for the blood donor market. The instrument, known as PK7200, has been on the market for a number of years. The instrument performs only ABO/Rh testing, CMV and syphilis screening, and does not perform antibody screening. In May 2007, Olympus received FDA clearance to market their next generation instrument, PK7300 which performs donor ABO/Rh grouping, including Weak D testing, and Rh and Kell phenotyping. Due to the lack of a broad menu and their inability to penetrate the market, we do not believe the Olympus PK instruments will have a material adverse effect on our revenue or instrument strategy in North America.

In 2005, Biotest received U.S. clearance to market the Tango, a fully-automated instrument, manufactured by Olympus, to perform ABO/Rh and antibody screening. The Tango has been sold in Europe and other markets by Biotest for several years, but has not been favorably accepted in the U.S. market.

DiaMed has marketed in Europe the Walk Away Diana instrument that is manufactured by Grifols. This system uses DiaMed’s proprietary gel cards and is the same instrument that is marketed as the ProVue™ by Ortho in the U.S. DiaMed has recently introduced the fully-automated Techno instrument for larger laboratories, which is similar in performance to the Ortho AutoVue, as well as the semi-automated Swing instrument. These instruments also use DiaMed’s proprietary gel cards. It is too early to predict how successful they will be.

We believe Bio-Rad could become a significant competitor in Europe in the near term, and could become a significant competitor in North America within five years.

Financial Information about Geographic Areas

We conduct our business globally with manufacturing facilities in the United States and Canada. We also have sales operations in several European countries and Japan. Roughly 27% of our revenues are generated by our international affiliates. In addition to the potentially adverse impact of foreign regulations (see “Regulations”), we may also be affected by tougher market conditions which could impact our revenues and profit margins. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the competitiveness of our products and our profit margins, because our affiliates sell our products predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar.

For financial information about geographic areas, see Note 15 “Domestic and Foreign Operations” of the notes to the consolidated financial statements.

Employees

At May 31, 2008, together with our subsidiaries, we had a total of 609 full-time employees and 22 part-time employees. We had 405 employees in the U.S., of whom 83 were in sales and marketing, 261 were in manufacturing, research and distribution, and 61 were in administration. In Germany, Portugal, Italy, Spain, Canada, Belgium, France and Japan, we had 226 employees, 94 of whom worked in sales and marketing, 93 in manufacturing, research and distribution, and 39 in administration.

As in the past, we experienced a low staff turnover rate in fiscal 2008. There are no Company employees that are represented by a union. We consider our employee relations to be good.

Available Information

We file reports, proxy statements and other information under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may be accessed free of charge through our website at www.immucor.com under “About Us/Investor Information/SEC Filings”. The information may also be accessed at the Commission’s web site at www.sec.gov.

Item 1A.—Risk Factors.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, and legal and other factors or conditions that may affect us. We provide the following cautionary discussion of risks and uncertainties relevant to our business, which we believe are factors that, individually or in the aggregate, could have a material and adverse impact on our business, results of operations and financial condition, or could cause our actual results to differ materially from expected or historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. All of our products receive all required clearances from those agencies before we sell them. However, if any of our products failed to perform in the manner represented during this clearance process, particularly concerning safety issues, one or more of these agencies could require us to cease manufacturing and selling that product, or even recall previously-placed products, and to resubmit the product for clearance before we could sell it again. Depending on the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period.

Poor product performance could increase operating costs and result in the loss of current or future customers.

Instrument performance and reliability is a key factor in satisfying current customers and attracting new customers. Poor performance or unreliability of instruments would not only increase maintenance costs but also could result in losing important customers. Therefore, if we are unable to provide effective instrument support and service and minimize instrument down time, our revenues and financial results would be adversely affected.

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

If customers delay integrating our instruments into their operations, our operating results could be negatively impacted.

From time to time in the past, some of our customers have experienced significant delays between the purchase of an instrument and the time it “goes live” that is, the time at which it has been successfully integrated into the customer’s existing operations. These delays may be due to a number of factors, including staffing and training issues and difficulties interfacing our instruments with the customer’s computer systems. Because our business operates on a “razor/razorblade” model, such integration delays result in delayed purchases of the reagents used with the instrument. A number of steps have mitigated these integration delays: improved performance of our field service staff, better instrument instructions, increased use of internet-based remote diagnostic tools, and more efficient scheduling of instrument installations. In addition, we have taken steps in the design of our next generation instruments intended to make it easier for our customers to integrate the instruments into existing operations. However, with the launch of the Galileo Echo we are placing many more instruments than in previous years, compounding integration problems, and the continuation of integration delays could result in significantly reduced revenues and earnings.

Our business is concentrated in North America and in order to continue to successfully grow our business, we must expand sales of our products outside North America.

In fiscal 2008 approximately 78% of our revenues were generated in North America, and these sales have been at increasingly larger gross margins. These results could be significantly and negatively impacted if current or new competitors increased their competition based on price, thereby potentially reducing our market share and gross margins. In order to mitigate that risk, we must expand our sales profitably outside North America. An integral part of our strategy is to place our instruments in additional markets. In furtherance of this strategy, we recently acquired the blood banking business of our former distributors in Japan, France and the U.K. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Our business is concentrated in North America and if current or new competitors in North America increase the competition based on price, our market share and gross margins may be negatively impacted.

In North America, where approximately 78% of our revenues are generated, we operate in a highly competitive industry, competing with other companies that have varying abilities to withstand changing market conditions. In September 2007 Alba Bioscience, a Scottish company with US operations in Durham, North Carolina, announced it had received US FDA clearance to market 15 monoclonal blood grouping reagents, including some not previously available in the US. If Alba Bioscience enters the North American market, their entry, together with the expected entry of Biotest, Bio-Rad and others would create additional competition, and could have a material adverse effect on our operating results. Any significant change in the business environment, including changes in product prices, products marketed or contractual terms may impact financial results. Our competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Such competition could cause us to reduce prices and/or increase marketing and other expenditures, or could result in the loss of business.

Our operating results would be materially adversely impacted if we are unable to maintain compliance with regulatory requirements.

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad that regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. The failure to comply with these regulations can result in product recalls, manufacturing stoppages and delays in new product approvals, any of which events could materially and adversely affect our operating results in the short and long term. See also “Risk Related to Our Industry” below.

The failure to successfully complete acquisitions and integrate them into our existing operations could adversely affect our financial results.

From time to time we may seek to expand our business through acquisitions. Our success depends, in part, on our ability to identify such acquisition opportunities and to negotiate favorable contractual terms. Activities in such areas are regulated by numerous antitrust and competition laws in the U.S., the European Union, and other jurisdictions, and we may be required to obtain the approval of acquisition transactions by competition authorities, as well as satisfy other legal requirements. In addition, our ability to efficiently integrate acquisitions into our existing operations also affects the financial success of such transactions.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2008, our foreign net sales, including net U.S. export sales to unaffiliated customers, accounted for approximately 30% of our total net sales. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, Canadian Dollar and Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our foreign sales would increase this exposure. We have not historically hedged against currency exchange rate fluctuations, but may do so in the future if the exposure increases.

Our financial performance is highly dependent on the timely and successful introduction of new products and services.

Our financial performance depends in large part upon our ability to successfully develop and market next generation and new instruments and other products in a rapidly changing technological and economic environment. Our market share and operating results would be adversely affected if we fail to successfully identify new product opportunities and timely develop and introduce new instruments that achieve market acceptance, or if new products or technology are introduced in the market by competitors that could render Immucor’s instruments or reagents uncompetitive or obsolete. In addition, delays in the introduction of new products due to regulatory, development, or other obstacles could negatively impact our revenues, earnings and market share.

We are dependent on some single source suppliers.

We purchase certain instruments and reagents from single source suppliers. See “Business—Suppliers”. The disruption of such supply relationships could impair our ability to process, manufacture and test products or cause us to incur costs associated with the development of alternative sources. In particular, we believe that if the supply of instrumentation were interrupted, alternate suppliers could be found, but the commencement of supply could take several years. In addition, in some instances, FDA clearance would be required to replace or substitute a supplier or component that we use. Any such disruption could result in delays in making product shipments, which could have a material adverse effect on our financial condition and results of operations.

We may be unable to adequately protect our proprietary technology.

Our ability to compete depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by our various patents, or with regard to licensed intellectual property, that the licenses will not be terminated. Although four of the original six patents on our proprietary solid-phase technology have expired, we believe our remaining patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our solid phase products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

Risks Relating to our Industry

Government regulation may delay or prevent new product introduction and affect our ability to continue manufacturing and marketing existing products.

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

As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. The discovery of regulatory violations during such an inspection could subject us to significant adverse regulatory actions including warning letters, recalls or seizures of its products, a total or partial shutdown of production, the inability to obtain future marketing clearances or approvals, and withdrawals or suspensions of current products from the market. For example, in May 2008 we received an FDA warning letter related to certain perceived manufacturing and record-keeping problems. In June 2008 the FDA completed its review of our response, notified us that no further response or information was needed and confirmed it would verify our corrective actions during a subsequent FDA inspection.

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

Item 1B.—Unresolved Staff Comments.

Not applicable.

Item 2.—Properties.

Our corporate office and main manufacturing facilities along with laboratories and warehouses are leased and are located in Norcross, a suburb of Atlanta, Georgia. We lease all our properties except the Canadian plant, our only other manufacturing facility, and our Belgium distribution center, neither of which is encumbered as security for any loan. In fiscal 2008 we discontinued operations in Houston and sold the Houston plant. Our European centralized distribution center is located in Germany. In fiscal 2008 no major leases were signed or property purchased. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases which are expiring in the near term.

Item 3.—Legal Proceedings.

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that we provide certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then. On July 11, 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required us to provide certain additional information within the same general scope of its previous requests. We have been cooperating with the FTC and we intend to continue cooperating, and we are assured that the issuance of a formal CID does not indicate any dissatisfaction with our cooperation. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 4.—Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal year 2008, no matters were submitted to a vote of the security holders.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported on The Nasdaq Stock Market.

	High	Low
Fiscal Year Ended May 31, 2008
First Quarter	$34.69	$26.48
Second Quarter	39.96	29.58
Third Quarter	34.97	26.55
Fourth Quarter	29.75	17.30

Fiscal Year Ended May 31, 2007
First Quarter	$21.23	$16.86
Second Quarter	27.98	20.67
Third Quarter	34.07	26.55
Fourth Quarter	35.99	27.47

As of June 30, 2008, there were 443 holders of record of our common stock, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividend Policy

We have never declared any cash dividends with respect to our common stock and we presently intend to continue to retain all earnings in connection with our business.

Equity Compensation Plan Information

In 2005 our Board of Directors adopted, and the shareholders approved, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, besides granting stock options, management is able to award stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees. The number of shares of our common stock as to which awards may be granted under the 2005 Plan is 3,600,000. The maximum number of shares that may be used for awards other than stock options is 1,800,000 and for grants of incentive stock options is also 1,800,000. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

The following table provides information as of May 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance ***
Equity compensation plans approved by security holders *	2,128,343	$13.66	2,699,990
Equity compensation plans not approved by security holders **	445,889	$0.90	—

Total	2,574,232	$11.45	2,699,990

*	Includes our 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Plan.
**	Includes our 1990 Stock Option Plan and 1995 Stock Option Plan.
***	Number of securities available for future issuance represents securities available under the 2005 Plan. At May 31, 2008, options had been granted under the 2005 Plan to purchase 787,014 shares of common stock and 175,160 shares of restricted stock had been granted; all of the 2,699,990 remaining shares, which include 62,164 cancelled awards, are available for issue under the 2005 Plan; 1,061,234 shares can be issued as stock options and 1,638,756 shares can be issued as restricted stock or other non-option awards after May 31, 2008. No securities are available for future issuance under any of the other plans which were frozen when the 2005 Plan was adopted. For a description of the material features of these plans, see Note 11 to the consolidated financial statements.

Stock Repurchase Program

We are currently authorized to repurchase in aggregate up to 9,375,000 shares of our common stock under the stock repurchase program instituted in June 1998 with the initial authorization to repurchase up to 6,075,000 shares of our common stock. Since 1998, we have repurchased 8,232,944 shares of our common stock having an aggregate value of approximately $50.9 million. During the fiscal year ended May 31, 2008, we did not repurchase any shares of our common stock under our repurchase plan. As of May 31, 2008, 1,142,056 shares were available for repurchase under the program.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock for the last five fiscal years with the total return of the S & P 500 and a Peer Group Index for our last five fiscal years. With the acquisition of Gamma Biologicals, Inc. during fiscal year ended May 31, 1999, the only other public company engaged in the blood bank reagent business is Johnson & Johnson through its Ortho-Clinical Diagnostics business unit. Due to the size and diversity of Johnson and Johnson, we do not believe it to be a true peer. For this reason, the Peer Group is comprised of the following publicly traded companies: (1) Meridian Bioscience, Inc.; (2) Gen Probe, Inc.; and (3) Ventana Medical Systems, Inc., which we consider peers because they are medical technology companies without large pharmaceutical operations. Biosite Inc., which was part of the peer group last year, is no longer included in the peer group due to the fact that it merged with another company and ceased trading publicly in 2007.

*	$100 invested on 5/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending May 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	5/03	5/04	5/05	5/06	5/07	5/08
Immucor, Inc.	100.00	218.62	528.49	430.08	747.07	634.71
S&P 500	100.00	118.33	128.07	139.14	170.85	159.41
Peer Group	100.00	204.19	239.99	318.88	342.09	459.62

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.—Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2008 (3)	2007 (3)	2006 (3)	2005 (1)(3)	2004 (1)(2)(3)
Statement of Income Data:
Net sales	$261,199	$223,678	$183,506	$144,786	$112,558
Cost of sales	75,710	65,923	61,969	57,541	50,488

Gross profit	185,489	157,755	121,537	87,245	62,070

Operating expenses:
Research and development	6,454	6,354	4,623	4,463	3,749
Selling, general, and administrative	70,646	58,738	51,185	45,530	36,619
Restructuring expenses	646	1,051	2,689	—	—

Total operating expenses	77,746	66,143	58,497	49,993	40,368

Income from operations	107,743	91,612	63,040	37,252	21,702

Other:
Interest income	4,263	2,841	978	624	41
Interest expense	(371)	(432)	(516)	(662)	(881)
Other (expense) income—net	33	133	(342)	767	(598)

Total other	3,925	2,542	120	729	(1,438)

Income before income taxes	111,668	94,154	63,160	37,981	20,264
Income taxes	40,214	34,086	23,317	14,071	7,726

Net income	$71,454	$60,068	$39,843	$23,910	$12,538

Income per share:
Per common share—Basic	$1.02	$0.88	$0.59	$0.35	$0.19

Per common share—Diluted	$1.00	$0.85	$0.56	$0.34	$0.18

Weighted average shares outstanding:
Common shares	69,867	68,441	68,004	67,699	66,387

Common shares—assuming dilution	71,109	70,669	71,401	71,350	70,491

	May 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital	$230,556	$162,865	$92,883	$70,945	$48,261
Total assets	364,950	275,478	191,687	157,613	124,417
Long-term obligations, less current portion	—	3,488	3,980	2,991	7,216
Retained earnings	251,059	179,768	119,700	79,857	55,956
Shareholders’ equity	307,696	219,448	143,871	117,432	92,953

(1)	All share and per share amounts have been retroactively adjusted to reflect the May 2006, December 2004, July 2004 and November 2003 three-for-two stock splits.
(2)	Certain salary expenses for the year ended May 31, 2004 have been reclassified to conform to the current year presentation; these reclassifications impact Cost of sales and Selling, general and administrative expenses.
(3)	No cash dividend was declared during any of the five years.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to “Forward Looking Statements” following the Index and Item 1A “Risk Factors” of this Form 10-K.

Overview

Our Business

We develop, manufacture and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to blood transfusion. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Germany, Italy, Belgium, Spain, Portugal, France and Japan.

The FDA regulates all aspects of the blood banking industry, including marketing of reagents and instruments used to detect and identify blood properties. Our industry has been very labor intensive but in recent years it has made noticeable advances in automating certain manual processes. We believe that companies that successfully introduced new technologies and automated products have seen their profitability improve.

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In June 2007, we received FDA clearance to market our latest instrument, Echo, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories. Echo uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo, Galileo and Capture products in the near term. Instruments and Capture products currently account for approximately 30% of our revenues.

Proposed BioArray Acquisition

In March 2008, we announced the proposed acquisition of BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for approximately $117 million in cash. BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. The waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired at the end of May 2008, allowing us to proceed with the acquisition. We are working to resolve remaining open issues and to finalize the remaining outstanding closing items as promptly as possible.

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

BioArray has formed a new company intended to commercialize BioArray technologies in fields outside of blood transfusion and transplantation. If the acquisition closes, the current equity holders of BioArray will hold an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, will hold a 19% ownership interest.

Three key employees of BioArray have entered into employment agreements with us that will take effect upon completion of the merger. In addition, these three employees and three other key employees of BioArray have entered into separate non-competition agreements with us that will take effect upon completion of the merger.

We expect this acquisition will be materially dilutive to earnings per share for several years following closing as key investments are made in research, development, and the automation and marketing of the BioArray product line. In our first full year of ownership, we expect this acquisition to reduce diluted earnings per share by approximately $0.20 to $0.23 per share, including approximately $0.05 per share of non-cash amortization of acquired intangible assets.

Performance

In fiscal 2008, we continued to focus on increasing revenue and market share. We concentrated our efforts on successfully marketing the Echo, which received FDA clearance in June 2007, and as part of this effort, we continued to critically examine our organizational structure and modify it where necessary, including the hiring and training of additional sales, technical and contracting personnel to ensure the smooth introduction of the Echo. We also continued to place Galileo instruments in the market.

As of May 31, 2008, we had received orders for a total of 583 Galileo instruments worldwide (an increase of 21 instruments in the fourth quarter of fiscal 2008), including 322 in Europe, 257 in North America and 4 in Japan, and approximately 537 of these Galileo instruments were generating reagent revenues, an increase of 21 live instruments in the fourth quarter of fiscal 2008. In the case of our newly introduced Echo, as of May 31, 2008, we had received orders for a total of 257 Echo instruments worldwide (an increase of 102 instruments in the fourth quarter of fiscal 2008), including 56 in Europe, 196 in North America and 5 in Japan, and approximately 91 of these Echo instruments were generating reagent revenues, an increase of approximately 48 live instruments in the fourth quarter of fiscal 2008.

Our revenue increased by 17% in fiscal year 2008 and by 22% in fiscal year 2007. Price increases in traditional reagents, volume increases in Capture products, increases in instrument revenue recognition and exchange gains mainly contributed to the revenue increases. We achieved gross margins of 71% in fiscal 2008 and 2007, compared to 66% achieved in fiscal 2006. Though we have been able to maintain our margins in all our product lines, our reporting of revenue and gross margins is affected by the application of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The accounting treatment mandated by this pronouncement results in the deferral of certain revenue for sales agreements that have multiple deliverables while the related costs are recorded up-front. As of May 31, 2008, May 31, 2007 and May 31, 2006, we had deferred revenue of approximately $24.2 million, $19.7 million and $16.1 million, respectively, and a major portion of these balances related to the deferral of revenue from sale of instruments.

Approximately 73% of our fiscal 2008 consolidated net sales are from the United States and approximately 27% are from international sales largely denominated in local currency, with the majority of these sales in Euros, Canadian Dollars and Yen. As a result, our consolidated sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the U.S. dollar strengthens in relation to other currencies. Currency fluctuations contributed to an increase of $7.3 million and $2.8 million in our consolidated sales in fiscal 2008 and 2007, respectively.

In fiscal 2008, our net income increased by 19%, which was in line with the 17% increase in revenue and 18% increase in operating expenses. In fiscal 2008, increased revenues, improved gross margin, and containment of expenses contributed to our achieving a record year of growth in terms of revenue and a fourth consecutive record year of growth in terms of net income. This is reflected in the increase in our cash resources from $113.6 million at May 31, 2007 to $175.1 million at May 31, 2008.

Business Outlook

For fiscal 2009, our primary focus will be to continue to market the new Echo to small- and medium-size customers. We will also continue to focus on placing Galileo instruments with larger customers. We are currently developing a next generation Galileo that will incorporate enhanced features and functionality. We expect to complete development and receive FDA clearance for the new Galileo by the end of calendar year 2009. Over the next few years, we expect our core business to shift gradually from being mainly a supplier of traditional reagents to being a major supplier of automated instruments that use our proprietary Capture technology and products. However, with the probable change in sales mix as more instruments are sold, it could be difficult to sustain the overall gross margins of 71% achieved in fiscal 2008 and fiscal 2007. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, there is likely to be further pressure on our overall gross margin because we are required by EITF 00-21 to expense the cost of instruments up-front and then spread the revenue over the entire periods for sales contracts with reagent price guarantees.

In fiscal 2008, we decided to sell our products directly in France instead of through a distributor, and we developed a transition plan with Bio-Rad Laboratories, Inc., our former distributor. We spent approximately $1.4 million to establish the new organization in France. In June 2008, with the similar intent to sell our products directly in the United Kingdom, we acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in and our distributor for the United Kingdom, for approximately $4.4 million. In Japan, in May 2008, we concluded a three-year transition arrangement with Kainos related to our 2005 purchase of its Immucor distribution business. We paid Kainos the final installment of the purchase consideration amounting to Japanese ¥441 million (approximately $4.2 million) in May 2008. During the transition period, we established our own office and infrastructure to enable us to sell and distribute our products directly in Japan. We expect that our decision to sell directly in France, the U.K. and Japan will improve our margins and our market share in these markets.

Listed below are the key factors which we expect will drive revenue and improve market share in fiscal 2009:

•	Increased market penetration by Galileo and Echo

We expect to further improve our competitive position in fiscal 2009 by aggressively marketing the Echo, which was released in European and U.S. markets in the first quarter of fiscal 2008. Echo is significantly smaller and faster than our ABS2000, and has substantially all of the features of our larger instrument, Galileo, apart from lower throughput. We believe the Echo will appeal to the small- to medium-sized hospital market, the largest segment of our customers (approximately 5,000 to 6,000 worldwide), to which our ABS2000 instrument was previously marketed. We expect to gradually increase our share in this market and increase revenues from sales of our Capture products. We also expect to continue to increase Galileo placements. We expect Capture revenue to increase in fiscal 2009 as we continue to place more Galileo and Echo instruments in the market.

•	Expanding our Customer Loyalty Program

We continue to offer our Customer Loyalty Program to expand the use of our reagent throughout our customer base. The program promotes customer loyalty and higher sales volumes by partially shielding our more loyal customers from the effects of price increases.

Results of Operations

Comparison of Years Ended May 31, 2008 and May 31, 2007

	For the Year Ended May 31,		Change
	2008	2007	Amount	%
	($ in thousands)
Net Sales	$261,199	$223,678	$37,521	17%
Gross profit	185,489	157,755	27,734	18%
Gross profit percentage	71%	71%	n/m
Operating expenses	77,746	66,143	11,603	18%

Income from operations	107,743	91,612	16,131	18%
Non-operating income	3,925	2,542	1,383	54%

Income before income tax	111,668	94,154	17,514	19%
Provision for income tax	40,214	34,086	6,128	18%

Net income	$71,454	$60,068	$11,386	19%

Net sales increased by 17% and operating expenses increased by 18% in fiscal 2008 as compared to fiscal 2007 and this resulted in an increase in net income for fiscal 2008 of $11.4 million, 19% higher than fiscal 2007. Of the $11.6 million, or 18%, increase in operating expenses, the weakening of the U.S. Dollar against foreign currencies in fiscal 2008 accounted for approximately $3.1 million, or 27% of the total increase. A large portion of the remaining increase in operating expenses was related to the launch of Echo and related personnel costs for new technical and sales staff. Diluted earnings per share totaled $1.00 for fiscal 2008, as compared to diluted earnings per share of $0.85 for the prior year, an increase of 18%.

United States operations continue to generate a majority of our revenue and operating income. U.S. operations generated 73% and 93%, respectively, of our revenue and operating income in fiscal 2008 compared to 73% and 89%, respectively, in fiscal 2007.

Net sales

	For the Year Ended May 31,		Change
	2008	2007	Amount	%
	($ in thousands)
Traditional reagents	$179,088	$159,941	$19,147	12%
Capture products	53,372	42,720	10,652	25%
Instruments	27,042	16,927	10,115	60%
Collagen	1,697	4,090	(2,393)	-59%

	$261,199	$223,678	$37,521	17%

Of the $37.5 million total increase in revenues in the year ended May 31, 2008 compared to fiscal 2007, approximately $23.6 million came from price increases in the United States, approximately $2.2 million came from volume increases in the United States, approximately $7.3 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian Dollar exchange rates and approximately $4.4 million came from sales increases, including instrument revenues, outside the United States.

The 12% growth in traditional reagent revenue (i.e. products not using our patented Capture technology) in fiscal 2008 compared to fiscal 2007 occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 69% of our revenue. We expect the significance of this line of products to gradually decline as we place more instruments in the market and increase sales of our Capture products.

Sales of Capture products increased by $10.7 million, or 25%, in fiscal 2008 compared to fiscal 2007 mainly due to volume increases ($5.0 million) price increases ($3.0 million) in the U.S., exchange rate gains ($2.1 million) due to the strengthening of the Euro against the U.S. Dollar and an increase ($0.6 million) attributable to our foreign affiliates. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we succeed in placing more instruments in the market, we expect revenue from Capture products to increase.

Revenue from instruments increased by 60% in fiscal 2008 compared to fiscal 2007. In fiscal 2008, $13.3 million of deferred revenue was recognized from previously placed instruments compared to $8.4 million recognized in fiscal 2007. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In fiscal 2008 approximately $17.5 million of instrument sales and associated service revenues were deferred in this manner, compared to $11.9 million in fiscal 2007. As of May 31, 2008 and May 31, 2007, deferred instrument and service revenues totaled $24.2 million and $19.7 million, respectively. We expect to place more Galileo and Echo instruments in the market.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 when our commitment to a third party expired. This action resulted in a revenue decrease of $2.4 million in fiscal 2008, compared to revenue earned from these products in fiscal 2007.

Gross margin

	For the Year Ended May 31,				Change Amount
	2008		2007
	Amount	Margin %	Amount	Margin %
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents	$139,428	78%	$121,666	76%	$17,762
Capture products	45,568	85%	35,822	84%	9,746
Instruments	476	2%	(549)	-3%	1,025
Collagen	17	1%	816	20%	(799)

	$185,489	71%	$157,755	71%	$27,734

Though there were small improvements in gross margin percentages in all categories except collagen in fiscal 2008, the same overall gross margin of 71% was achieved in fiscal 2008 and fiscal 2007, due to a change in the sales mix. In the case of instruments, comparing gross margin from period to period can be misleading because of the way revenue and cost for certain types of instrument sales are recorded. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the agreement. For fiscal 2008, the gross margin on instruments was 2% and, for fiscal 2007, it was a negative 3%. In fiscal 2008, we deferred $5.6 million more revenue ($17.5 million in fiscal 2008; $11.9 million in fiscal 2007) from sales of instruments and recognized $4.9 million more revenue ($13.3 million in fiscal 2008; $8.4 million in fiscal 2007) compared to fiscal 2007.

Operating expenses

	For the Year Ended May 31,		Change
	2008	2007	Amount	%
	($ in thousands)
Research and development	$6,454	$6,354	$100	2%
Selling and marketing	32,970	26,595	6,375	24%
Distribution	11,394	9,635	1,759	18%
General and administrative	25,925	22,162	3,763	17%
Restructuring expense	646	1,051	(405)	-39%
Amortization expense and other	357	346	11	3%

Total operating expenses	$77,746	$66,143	$11,603	18%

An increase in selling and marketing expenses of $6.4 million to $33.0 million, or 24%, over the prior fiscal year was largely due to an increase in salaries and commissions of $2.6 million, one-time severance expense of $1.0 million incurred for the reorganization of the sales and marketing resources in Europe and expenses of the new affiliate in France of $0.5 million. We increased our sales staff to 177 by hiring 19 additional sales personnel in preparation of the launch of the Echo and also to more aggressively market the Galileo. This accounted for a major portion of the increase in the personnel cost in fiscal 2008. The impact of the weakening of the U.S. Dollar against the Euro by about 10% in fiscal 2008 accounted for an increase of approximately $1.4 million in selling and marketing expenses of the European affiliates.

An increase in distribution expenses of $1.8 million, or 18%, in fiscal 2008 over fiscal 2007 was mainly due to an increase in freight expenses of $0.6 million as a result of increased shipments of instruments and setup costs for centralization of European operations in Germany and an increase in salaries of $0.3 million. The impact of the weakening of the U.S. Dollar against the Euro by about 10% in fiscal 2008 accounted for approximately $0.4 million increase in distribution expenses of the European affiliates.

General and administrative expenses rose by $3.8 million, or 17%, in fiscal 2008 over fiscal 2007, largely due to an increase in personnel costs in the U.S. of $2.2 million, offset by a reduction in professional fees of $0.6 million. The new French affiliate accounted for $0.9 million of the increase and the impact of the weakening of the U.S. Dollar against the Euro by about 10% in fiscal 2008 accounted for approximately $0.8 million increase in general and administrative expenses of the European affiliates.

We consolidated our manufacturing operations in Norcross, Georgia and closed the Houston plant in December 2007. In fiscal 2008, this action resulted in restructuring charges of $0.6 million, approximately $2.1 for production consolidation and $0.2 million for relocation expenses, offset by a $1.7 million gain on the sale of the Houston property. In fiscal 2007, we spent $1.1 million on the Houston closure: approximately $0.5 million for production consolidation, $0.3 million for retention bonuses and $0.3 million for relocation expenses. The total cost of restructuring was $4.4 million, of which $2.7 million was incurred in fiscal 2006, including a charge of $2.3 million for the impairment of the Houston property.

Non-operating income

	For the Year Ended May 31,		Change Amount
	2008	2007
	($ in thousands)
Non-operating income	$3,925	$2,542	$1,383

In fiscal 2008, we earned $1.4 million more interest income compared to fiscal 2007 due to the increase in our cash resources by $61.5 million.

Income taxes

The provision for income taxes increased $6.1 million in fiscal 2008 from the prior year, primarily due to higher pre-tax income with the overall effective tax rate remaining unchanged at 36% for fiscal 2008. Net deferred tax assets increased by $5.6 million mainly due to an increase of $3.2 million as a result of the adoption of FIN 48 in fiscal 2008 and an increase of $1.1 million in share-based compensation expenses.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized income tax benefits of approximately $7.5 million in fiscal 2008 and $12.3 million in fiscal 2007. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions are not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

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

Improved sales and margins, along with a proportionately lower increase in operating expenses, resulted in an increase in net income for fiscal 2007 of $20.2 million, 51% higher than fiscal 2006. Of the $7.6 million, or 13%, increase in operating expenses, stock compensation expense relating to the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123(R)”), effective June 1, 2006, accounted for $3.1 million and the weakening of the U.S. Dollar against the Euro in fiscal 2007 accounted for approximately $1.4 million. A large portion of the remaining increase was related to the launch of Echo and the anticipated growth of our instrument business. The expense relating to the adoption of SFAS 123(R) and the impact of the weakening of the U.S. Dollar against the Euro together accounted for 59% of the $7.6 million increase in the operating expenses. Diluted earnings per share totaled $0.85 for fiscal 2007, as compared to diluted earnings per share of $0.56 for the prior year, an increase of 52%.

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

Sales of Capture products increased by $8.4 million, or 24%, in fiscal 2007 compared to fiscal 2006 mainly due to volume increase ($3.4 million) and price increases ($2.3 million) in the U.S., exchange rate gains ($1.0 million) due to strengthening of Euro against the U.S. Dollar and an increase ($1.7 million) was attributable to our foreign affiliates.

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

Gross margin

	For the Year Ended May 31,				Change Amount
	2007		2006
	Amount	Margin %	Amount	Margin %
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents	$121,666	76%	$95,106	72%	$26,560
Capture products	35,822	84%	27,662	81%	8,160
Instruments	(549)	-3%	(2,480)	-20%	1,931
Collagen	816	20%	1,249	32%	(433)

	$157,755	71%	$121,537	66%	$36,218

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

Operating expenses

	For the Year Ended May 31,		Change
	2007	2006	Amount	%
	($ in thousands)
Research and development	$6,354	$4,623	$1,731	37%
Selling and marketing	26,595	20,877	5,718	27%
Distribution	9,635	8,004	1,631	20%
General and administrative	22,162	21,963	199	1%
Restructuring expenses	1,051	2,689	(1,638)	-61%
Amortization expense and other	346	341	5	1%

Total operating expenses	$66,143	$58,497	$7,646	13%

An increase in research and development expenses of $1.7 million, or 37%, in fiscal 2007, compared to fiscal 2006, was mainly attributable to an increase in consultancy fees of $0.4 million relating to the second generation Galileo, an accrual for bonuses of $0.4 million, an increase in compensation cost of $0.3 million on adoption of SFAS 123(R), an increase in salaries and payroll taxes of $0.3 million, an increase in laboratory supplies of $0.2 million (primarily for Echo clinical trials), and an increase in depreciation charges of $0.1 million. In fiscal 2006, no costs were recorded for SFAS 123(R), bonuses or the second generation Galileo. As we reached the final phase of the development of the Galileo Echo in fiscal 2007, the spending on this project was minimal compared to $0.8 million spent in fiscal 2006.

An increase in selling and marketing expenses of $5.7 million to $26.6 million, or 27%, over the prior fiscal year was largely due to an increase in salaries, payroll taxes and staff moving expenses of $1.9 million, an increase in compensation cost of $0.7 million on adoption of SFAS 123(R), an increase in travel and convention costs of $0.8 million, an accrual for bonuses of $0.5 million and an increase in staff commissions of $0.5 million. We increased our sales staff to 158 by hiring 15 additional sales personnel in preparation for the launch of the Echo and also to more aggressively market the Galileo. This accounted for a major portion of the increase in the personnel cost in fiscal 2007. The impact of the weakening of the U.S. Dollar against the Euro by about 7% in fiscal 2007 accounted for an increase of approximately $0.6 million in selling and marketing expenses of the European affiliates.

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

General and administrative expenses rose marginally in fiscal 2007 (by $0.2 million), or 1%, to $22.2 million over fiscal 2006. In fiscal 2007, professional fees (legal, audit, SOX and tax) decreased by approximately $2.8 million, mainly due to a reduction in outsourcing of certain work relating the documentation and testing of the internal controls to ensure compliance with the Sarbanes-Oxley Act requirements and a reduction in legal fees relating to the Italian investigation. The savings in professional fees was mostly offset by an increase in compensation cost of $1.6 million on adoption of SFAS 123(R), an increase in salaries, payroll taxes and bonus of $0.5 million, an increase in recruiting cost of $0.2 million and an increase in consultancy fees of $0.2 million. The impact of the weakening of the U.S. Dollar against the Euro by about 7% in fiscal 2007 accounted for approximately $0.3 million increase in general and administrative expenses of the European affiliates.

Consolidating our manufacturing operations in Norcross, Georgia and closing the Houston plant resulted in restructuring charges of $1.1 million in fiscal 2007. We spent $0.5 million for production consolidation, $0.3 million for retention bonuses and $0.3 million for relocation expenses. In fiscal 2006, of the total charge of $2.7 million, $2.3 million was for the impairment of long-lived assets at the Houston facility. As of May 31, 2007, the total cost of restructuring incurred amounted to $3.7 million.

Non-operating income

	For the Year Ended May 31,		Change Amount
	2007	2006
	($ in thousands)
Non-operating income	$2,542	$120	$2,422

In fiscal 2007, we earned $1.9 million more interest income compared to fiscal 2006 due to the increase in our cash resources by $59 million; miscellaneous items accounted for the balance of the increase of $0.5 million.

Income taxes

The provision for income taxes increased $10.8 million in fiscal 2007 from the prior year, primarily due to higher pre-tax income, partially offset with a 1% decrease in the overall effective tax rate to 36% for fiscal 2007, compared to 37% for fiscal 2006. Net deferred tax assets increased by $3.7 million mainly due to an increase in deferred revenue of approximately $2.0 million and an increase of $1.8 million in reserves not currently deductible, offset by minor changes in other items resulting in a net decrease of $0.1 million.

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

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. We have adequate working capital and sources of capital to carry on our current business and to meet our existing capital requirements. At May 31, 2008, we had working capital of $230.6 million, compared to $162.9 million of working capital at May 31, 2007. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2008, 2007 and 2006, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the Year Ended May 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$75,105	$58,279	$62,716
Net cash used in investing activities	(15,693)	(9,245)	(14,620)
Net cash provided by (used in) financing activities	72	10,175	(31,045)
Effect of exchange rate changes on cash and cash equivalents	2,021	239	(56)

Increase in cash and cash equivalents	$61,505	$59,448	$16,995

Our cash and cash equivalents were $175.1 million at May 31, 2008, as compared to $113.6 million at May 31, 2007.

Operating activities—In fiscal 2008, net cash generated by operating activities was $75.1 million, a $16.8 million increase over the $58.3 million generated in fiscal 2007. The increase in net income of $11.4 million (from $60.1 million for fiscal 2007 to $71.5 million for fiscal 2008) and a reduction in an adjustment of approximately $4.8 million (from $12.3 million for fiscal 2007 to $7.5 million in fiscal 2008) for the tax benefit arising on exercise of stock options which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006 mainly contributed to the increase in the cash generated by the operating activities.

In fiscal 2007, net cash generated by operating activities was $58.3 million, a $4.4 million decrease over the $62.7 million generated in the year ended May 31, 2006. The increase in net income of $20.2 million (from $39.8 million for fiscal 2006 to $60.1 million for fiscal 2007) was offset by, among other things, an adjustment of approximately $12.3 million for the tax benefit arising on exercise of stock options which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006. We reported this tax benefit as cash provided by operating activities in fiscal year 2006. An increase in accounts receivable and inventory levels by approximately $10.1 and $8.3 million, respectively, in fiscal 2007 also adversely impacted the cash generated by operating activities. Accounts receivable increased due to higher revenues in fiscal 2007; approximately $6.0 million of the inventory increase was due to the buildup of inventory of instruments and related parts in anticipation of an increase in instrument shipments in the near term.

Investing activities—In fiscal 2008, $15.7 million of cash was used in investing activities, for capital expenditures ($11.6 million), for an advance payment of $4.4 million for the acquisition, on June 2, 2008, of IBG Immucor, Limited, our distributor for the United Kingdom, for reacquired distribution rights for France ($1.0 million), for capitalized costs relating to proposed acquisition of BioArray ($0.7 million) offset by $2.0 million received from the sale of our Houston plant. The $11.6 million in capital expenditures for fiscal 2008 consisted primarily of $6.7 million for building, machinery and equipment and furniture additions and upgrades, $3.7 million for instruments used for demonstration purposes or placed at customer sites under leasing arrangements, and $1.2 million for computer hardware and software enhancements and replacements.

In fiscal 2007, $9.2 million of cash was used in investing activities, primarily for capital expenditures ($10.9 million), partly offset by proceeds of $1.6 million received from sale of short-term investments. The $10.9 million in capital expenditures for fiscal 2007 consisted primarily of $6.9 million for building, machinery and equipment and furniture additions and upgrades, $2.1 million for instruments used for demonstration purposes or placed at customer sites under leasing arrangements, and $1.9 million for computer hardware and software enhancements and replacements.

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

Financing activities—Net cash used by financing activities totaled $0.1 million in fiscal 2008, compared to $10.2 million of cash provided in fiscal 2007, and compared to $31.0 million of cash used in fiscal 2006. During fiscal 2008, we had a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the consolidated statement of cash flows. In fiscal 2008, we did not repurchase any shares in the open market under our stock repurchase program, compared to the $4.9 million and $24.8 million used for this purpose in fiscal 2007 and fiscal 2006, respectively. We had a cash outlay of $4.7 million and $1.1 million in fiscal 2008 and fiscal 2007, respectively, to pay our acquisition liability for the purchase of our Japanese distribution business from Kainos; while in fiscal 2006 we repaid $8.1 million of our long-term debt. At the end of fiscal 2008, we concluded the three-year transition arrangement with Kainos related to that purchase and paid off all the remaining amounts due. We received $2.7 million, $3.9 million and $2.1 million from the exercise of employee stock options in fiscal 2008, 2007 and 2006, respectively. In connection with our adoption of SFAS 123R in fiscal year 2007, we reported $7.5 million and $12.3 million of excess tax benefits from share-based compensation as cash provided by financing activities in fiscal 2008 and fiscal 2007, respectively, which was reported as cash provided by operating activities in fiscal year 2006 ($6.4 million). Our cash position and cash generated by operations allowed us to repay all capital lease obligations and long-term borrowings from financial institutions during fiscal 2006.

Stock Repurchase Program

During the fiscal year ended May 31, 2008, we did not repurchase any shares of our common stock under our stock repurchase program. During the fiscal year ended May 31, 2007, we repurchased 281,969 shares of common stock for approximately $4.9 million at an average per share price of $17.23, bringing the aggregate number of shares to 8,232,944 repurchased under that program through May 31, 2007. In fiscal 2006 the total amount spent for the 1,580,010 shares bought under this program amounted to $24.8 million. Since the introduction of the plan in 1998, we have repurchased 8,232,944 shares of our common stock having an aggregate value of approximately $50.9 million. As of May 31, 2008, 1,142,056 shares were available for repurchase under the program.

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

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months, including the $117 million purchase consideration payable for the acquisition of BioArray. We expect to continue to generate net positive cash flow although there will be some reduction in cash flow resulting from the BioArray operations after we complete the acquisition. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows. Planned capital expenditures for fiscal 2009 are approximately $16 to $18 million. There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$15,787	$2,218	$3,942	$4,097	$5,530
Purchase obligations	7,747	7,669	78	—	—

Total contractual cash obligations	$23,534	$9,887	$4,020	$4,097	$5,530

In addition to the obligations in the table above, approximately $6.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.1 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2008.

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

Revenue from the sale of our reagents to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary. Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•	Medical instrument sales

Revenue from the sale of our medical instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of our medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the service contract.

In cases of sales or rentals of instruments with multiple deliverables, we recognize revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Our medical instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period. We have determined the fair value of certain of these elements, such as training and first year service. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation. The fair value of a training session is recognized as revenue when services are provided. The fair value of first year service is recognized over the first year of the contract. If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at May 31, 2008, totaling $52.7 million, and at May 31, 2007, totaling $47.8 million, are net of allowances for doubtful accounts of $2.0 million and $1.7 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company also allocates certain general and administrative costs to inventory and incurred approximately $3.9 million, $3.2 million and $2.2 million of such costs in fiscal 2008, 2007 and 2006, respectively. The Company had approximately $1.4 million and $1.1 million of general and administrative costs remaining in inventory as of May 31, 2008 and May 31, 2007, respectively.

We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2008, 2007 or 2006.

iv) Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

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

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We assess the need for additional valuation allowances quarterly. See Note 13 to the consolidated financial statements.

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

vi) Stock-based Employee Compensation

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), requiring companies to record share-based payments to employees as compensation expense at the grant date fair value. We adopted SFAS 123(R) on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R) based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, we have not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for disclosing our pro forma information required under SFAS 123.

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

We elected to value our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for disclosing our pro forma information required under SFAS 123 for fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 11 of the notes to the consolidated financial statements for a detailed discussion of SFAS 123(R).

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

However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note 11 to our 2008 consolidated financial statements included in Item 8 of this Form 10-K. As of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of tax).

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. We do not believe SFAS No. 157 will have a material impact on our results of operation or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for us in our fiscal year beginning June 1, 2008. Management is currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, we do not expect the adoption of SFAS No. 159 to have a material impact on our results of operation or financial position.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for us in our fiscal year beginning June 1, 2008. We do not believe the adoption of EITF 07-3 will have a material impact on our results of operations or financial position.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. As permitted by SAB 110, we continue to use the simplified method as we do not have sufficient historical data for options with six-year contractual terms to estimate the expected term of share based awards.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. We will adopt the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”(“SFAS No. 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated financial statements.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates principally with the U.S. Dollar versus the Euro, Canadian Dollar and Japanese Yen .. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. In fiscal years 2008, 2007, and 2006, we recorded foreign currency translation gains of $8.6 million, $1.1 million and $2.3 million, respectively, for the conversion into U.S. dollar of the net assets held by our foreign affiliates. During these years the impact of foreign currency transactions was immaterial.

Item 8.—Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” effective June 1, 2007 and adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective June 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 23, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia

July 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Immucor, Inc.

We have audited Immucor, Inc.’s (a Georgia corporation) and subsidiaries (the “Company”) internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A of this annual report on Form 10-K. Our responsibility is to express an opinion on Immucor, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2008 and our report dated July 23, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

July 23, 2008

A. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2008	May 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175,056	$113,551
Trade accounts receivable, net of allowance for doubtful accounts of $2,024 at May 31, 2008 and $1,726 at May 31, 2007	52,720	47,768
Inventories	32,228	29,320
Deferred income tax assets, current portion	6,151	3,614
Prepaid expenses and other current assets	5,420	5,567

Total current assets	271,575	199,820

PROPERTY AND EQUIPMENT, Net	36,426	30,245
GOODWILL	36,758	34,763
INTANGIBLE ASSETS, Net	7,497	5,719
DEFERRED INCOME TAX ASSETS	6,996	4,225
OTHER ASSETS	5,698	706

Total assets	$364,950	$275,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,546	$8,056
Accrued expenses and other current liabilities	15,715	14,055
Income taxes payable	6,612	7,180
Deferred revenue, current portion	11,146	7,321
Current portion of acquisition liability	—	343

Total current liabilities	41,019	36,955

ACQUISITION LIABILITY	—	3,488
DEFERRED REVENUE	13,010	12,361
DEFERRED INCOME TAX LIABILITIES	1,031	1,275
OTHER LONG-TERM LIABILITIES	2,194	1,951

Total liabilities	57,254	56,030
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,136,225 and 69,086,652 shares at May 31, 2008 and May 31, 2007, respectively	7,014	6,909
Additional paid-in capital	37,325	29,076
Retained earnings	251,059	179,768
Accumulated other comprehensive income	12,298	3,695

Total shareholders’ equity	307,696	219,448

Total liabilities and shareholders’ equity	$364,950	$275,478

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended May 31,
	2008	2007	2006
NET SALES	$261,199	$223,678	$183,506
COST OF SALES	75,710	65,923	61,969

GROSS PROFIT	185,489	157,755	121,537

OPERATING EXPENSES
Research and development	6,454	6,354	4,623
Selling and marketing	32,970	26,595	20,877
Distribution	11,394	9,635	8,004
General and administrative	25,925	22,162	21,963
Restructuring expenses	646	1,051	2,689
Amortization expense and other	357	346	341

Total operating expenses	77,746	66,143	58,497

INCOME FROM OPERATIONS	107,743	91,612	63,040

NON-OPERATING INCOME (EXPENSE)
Interest income	4,263	2,841	978
Interest expense	(371)	(432)	(516)
Other, net	33	133	(342)

Total non-operating income	3,925	2,542	120

INCOME BEFORE INCOME TAXES	111,668	94,154	63,160
PROVISION FOR INCOME TAXES	40,214	34,086	23,317

NET INCOME	$71,454	$60,068	$39,843

Earnings per share:
Per common share—basic	$1.02	$0.88	$0.59

Per common share—diluted	$1.00	$0.85	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity

	Shares	Amount
BALANCE, MAY 31, 2005	68,288	$6,829	$30,415	$79,857	$331	$117,432
Shares issued under employee stock plan	1,218	122	1,953	—	—	2,075
Stock-based compensation expense	—	—	720	—	—	720
Cash paid for fractional shares from stock split	—	—	(3)	—	—	(3)
Stock repurchases and retirements	(1,580)	(158)	(24,684)	—	—	(24,842)
Tax benefits related to stock-based compensation	—	—	6,351	—	—	6,351
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	2,285	2,285
Hedge loss reclassified into earnings	—	—	—	—	10	10
Net income	—	—	—	39,843	—	39,843

Total comprehensive income						42,138

BALANCE, MAY 31, 2006	67,926	6,793	14,752	119,700	2,626	143,871
Shares issued under employee stock plan	1,443	144	3,772	—	—	3,916
Stock-based compensation expense	—	—	3,123	—	—	3,123
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock-based compensation	—	—	12,273	—	—	12,273
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	1,069	1,069
Net income	—	—	—	60,068	—	60,068

Total comprehensive income						61,137

BALANCE, MAY 31, 2007	69,087	6,909	29,076	179,768	3,695	219,448
Adjustment on adoption of FIN 48	—	—	—	(163)	—	(163)

BALANCE, MAY 31, 2007, adjusted	69,087	6,909	29,076	179,605	3,695	219,285
Shares issued under employee stock plan	1,274	127	3,056	—	—	3,183
Stock-based compensation expense	—	—	3,678	—	—	3,678
Stock repurchases and retirements	(225)	(22)	(6,024)	—	—	(6,046)
Tax benefits related to stock-based compensation	—	—	7,539	—	—	7,539
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	8,603	8,603
Net income	—	—	—	71,454	—	71,454

Total comprehensive income						80,057

BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696

*	Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended May 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$71,454	$60,068	$39,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,376	6,871	6,929
Accretion of acquisition liabilities	206	179	168
Loss on retirement of fixed assets	221	132	354
Gain from sale of Houston property	(1,654)	—	—
Impairment on Houston property and other non-cash restructuring items	—	—	2,322
Provision for doubtful accounts	423	364	254
Share-based compensation expense	3,678	3,123	720
Deferred income taxes	(1,751)	(3,538)	(2,411)
Excess tax benefits from share-based compensation	(7,539)	(12,273)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,799)	(10,168)	(2,077)
Income taxes	2,361	13,700	8,437
Inventories	(1,473)	(8,315)	1,044
Other assets	(840)	(173)	(1,398)
Accounts payable	(936)	2,185	(1,107)
Deferred revenue	4,224	3,520	8,623
Accrued expenses and other liabilities	154	2,604	1,015

Cash provided by operating activities	75,105	58,279	62,716

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,573)	(10,893)	(10,824)
Proceeds from sale of property and equipment	2,003	—	—
Payment for net assets of acquired company	—	—	(4,738)
Deposit paid to acquire net assets of a company	(4,432)	—	—
Payment for acquired distribution rights	(969)	—	—
Payments for capitalized acquisition costs	(722)	—	—
Profit realized during Japan acquisition negotiations	—	—	574
Proceeds from short-term investments, net	—	1,648	368

Cash used in investing activities	(15,693)	(9,245)	(14,620)

FINANCING ACTIVITIES:
Repayments of long-term debt and capital leases	(4,652)	(1,092)	(8,275)
Repurchase of common stock	(5,549)	(4,872)	(24,845)
Proceeds from exercise of stock options	2,734	3,866	2,075
Excess tax benefits from share-based compensation	7,539	12,273	—

Cash provided by (used in) financing activities	72	10,175	(31,045)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,021	239	(56)

INCREASE IN CASH AND CASH EQUIVALENTS	61,505	59,448	16,995
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	113,551	54,103	37,108

CASH AND CASH EQUIVALENTS AT END OF YEAR	$175,056	$113,551	$54,103

SUPPLEMENTAL INFORMATION:
Tax paid	$39,594	$23,235	$18,053
Interest paid	$138	$225	$478
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$497	$—	$—
Acquisition obligation	$—	$—	$6,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Share-Based Compensation—In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), requiring companies to record share-based payments to employees as compensation expense at the grant date fair value. Effective June 1, 2006, the Company adopted SFAS 123(R), using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Cash and cash equivalents were $175.1 million and $113.6 million at May 31, 2008 and 2007, respectively, 88% of it located in the U.S.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2008, and May 31, 2007, no single group or customer represents more than 10% of total accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2008 and 2007, the Company’s accounts receivable balances were $52.7 million and $47.8 million, respectively; about 54% of these accounts were of foreign origin, predominantly European. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

Factoring of accounts receivable is an additional method used by the Company’s Italian subsidiary to mitigate the risk of uncollectibility for certain customers who routinely take longer than one year to pay. The Company has agreements with certain factoring companies to sell some of its trade receivables in non-recourse transactions. The trade receivables are sold at a discount plus administrative and other fees. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds are included as operating activities in the consolidated statements of cash flows. The factoring companies retain a certain percentage of the collectible amount and these amounts are disclosed as ‘prepaid expenses and other current assets’ in the consolidated balance sheets. The outstanding retention amounts were $0.4 million and $1.6 million as of May 31, 2008 and 2007, respectively. The factoring fee is charged against revenues on the consolidated statements of income. The factoring fee amounted to approximately $41,600, $87,500 and $75,000 for fiscal 2008, 2007 and 2006, respectively.

Concentration of production facilities and supplies—Substantially all of the Company’s reagent products are produced in its Norcross facility in the U.S., and its reagent production is highly dependent on the uninterrupted and efficient operation of this facility. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado or if there is a production disruption for an extended period for any other reason, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. The Company maintains a disaster plan to minimize the effects of such a catastrophe, and the Company has obtained insurance to protect against certain business interruption losses. While the Company purchases certain raw materials from a single supplier, the Company has reliable supplies of most raw materials.

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, supplies, labor and manufacturing overhead. The Company also allocates certain general and administrative costs to inventory and incurred approximately $3.9 million, $3.2 million and $2.2 million of such costs in fiscal 2008, 2007 and 2006, respectively. The Company had approximately $1.4 million and $1.1 million of general and administrative costs remaining in inventory as of May 31, 2008 and May 31, 2007, respectively.

The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established, and variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2008, 2007 or 2006.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

In accordance with the guidance provided in SFAS No. 141, Business Combinations, in fiscal 2006 the Company recorded its liability pertaining to the acquisition of Immucor-Kainos at the estimated fair value at the time of acquisition, using a discount rate then prevailing, based on management’s estimate of the rate at which the Company would have been able to secure financing with similar terms. As permitted by Accounting Principles Board Opinion 21, the Company used the straight-line method to amortize the total imputed interest over the life of the liability as the results were not likely to be materially different from the interest method. The acquisition liability, which was recorded at fair value using a discount rate of 3.7%, the market rate for similar securities at the time of acquisition, was fully repaid prior to the year ended May 31, 2008.

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

Goodwill—On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

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

Deferred Licensing Costs—Deferred licensing costs with finite lives are amortized over their useful lives. In certain situations the deferred licensing costs are considered to have indefinite lives such as in the countries where the law and regulations are such that the barriers to obtaining a new license are very severe and upfront costs are high but, once the licenses are acquired, effort and costs required to maintain such licenses are minimal. The carrying values of assets with indefinite lives are not amortized but they are tested annually for impairment or more frequently if any triggering event which may impair the value of the asset occurs.

Customer Lists—Customer lists are amortized over their useful lives. Carrying values of customer lists are tested for impairment annually or more frequently if impairment indicators arise.

Net Sales Relating to Foreign Operations—Sales to customers outside the United States approximated 30% of net sales in fiscal 2008, 29% of net sales in fiscal 2007 and 31% of net sales in fiscal 2006.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $8.6 million, $1.1 million and $2.3 million in fiscal 2008, 2007 and 2006, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Net foreign currency transaction gains included in operations were $0.1 million in fiscal 2008, $0.4 million in fiscal 2007 and negligible in fiscal 2006, and are included in ‘other non-operating income (expense)’ in the consolidated statements of income.

Revenue Recognition—In accordance with the Staff Accounting Bulletin No. 104, Revenue Recognition, guidance, the Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

•	Reagent sales

Revenue from the sale of the Company’s reagents to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary. Revenue from the sale of the Company’s reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•	Medical instrument sales

Revenue from the sale of the Company’s medical instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations. Revenue from rentals of the Company’s medical instruments is recognized over the term of the rental agreement. Instrument service contract revenue is recognized over the term of the contract.

In cases of sales or rental of instruments with multiple deliverables, the Company recognizes revenue on the sale of medical instruments in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company’s instrument contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period. The Company has determined the fair value of certain of these elements, such as training and first year service. If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation. The fair value of a training session is recognized as revenue when services are provided. The fair value of first year service is recognized over the first year of the contract. The Company believes it is not possible to determine the fair value of price guarantees. If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

In limited situations involving third-party lease arrangements, the Company has entered into repurchase agreements whereby if the consignee customer terminates the lease, the Company has agreed to repurchase the instrument for a purchase price equal to the remaining unpaid lease payments. The Company recognizes the revenue over the lease term if persuasive evidence exists that the consignee customer has not terminated the lease. The Company recognizes the instrument costs in these deferral situations when the instrument is installed and accepted by the customer.

•	Sales subject to a plan of factoring

Sales subject to a plan of factoring are recorded at net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly as an additional reduction of sales revenue.

Shipping and Handling Charges and Sales Tax—The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales. The cost of handling customer orders and the cost of shipments are reported in the operating expense section of the statements of income as distribution expense. The cost of handling customer orders and the cost of shipments were approximately $11.4 million for the year ended May 31, 2008, $9.6 million for the year ended May 31, 2007 and $8.0 million for the year ended May 31, 2006. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Trade receivables at May 31, 2008, totaling $52.7 million, and at May 31, 2007, totaling $47.8 million, are net of allowances for doubtful accounts of $2.0 million and $1.7 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs—Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses in the consolidated statement of income. Advertising expenses were $0.4 million for each of the years ended May 31, 2008, 2007 and 2006.

Research and Development costs—Research and development costs are expensed as incurred and are disclosed as a separate line item in the consolidated income statement.

Loss contingencies—Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be determined and resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss is likely to occur and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not accrued or disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. Legal costs relating to loss contingencies are expensed as incurred.

Income Taxes—The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in applicable tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management assesses the need for additional valuation allowances quarterly.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company implemented FIN 48 effective June 1, 2007. See Note 13 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require the Company to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. The Company does not believe SFAS No. 157 will have a material impact on its results of operation or financial position.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. As permitted by SAB 110, the Company continues to use the simplified method as the company does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of share based awards.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will adopt the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FASB No. 51”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

2.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2008	2007
	(in thousands)
Raw materials and supplies	$7,406	$6,364
Work in process	3,852	4,829
Finished goods	20,970	18,127

	$32,228	$29,320

3.	PROPERTY AND EQUIPMENT

	May 31,
	2008	2007
	(in thousands)
Assets owned:
Land	$65	$345
Buildings and improvements	1,888	7,715
Leasehold improvements	12,089	6,033
Capital work-in-progress	3,977	8,016
Furniture and fixtures	2,770	1,867
Machinery and equipment	51,736	38,831

	72,525	62,807
Less accumulated depreciation	(36,099)	(32,562)

Property, plant and equipment—net	$36,426	$30,245

Depreciation expense was $8.0 million in fiscal year 2008, $6.5 million in fiscal year 2007, and $6.6 million in fiscal year 2006.

4.	GOODWILL

Changes in the carrying amount of goodwill for the year ended May 31, 2008 and 2007 were as follows:

	May 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$34,763	$34,691
Foreign currency translation adjustment	1,995	72

Balance at end of year	$36,758	$34,763

Goodwill is tested for impairment as at the end of the third quarter of each fiscal year or earlier if a triggering event occurs. Testing of impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2008, May 31, 2007 and May 31, 2006.

5.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	May 31, 2008			May 31, 2007
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(472)	$109	$569	$(464)	$105
Distribution rights	8 yrs	3,416	(1,921)	1,495	1,970	(1,724)	246
Customer lists	20 yrs	3,122	(1,022)	2,100	2,932	(848)	2,084

Total amortizable assets		7,119	(3,415)	3,704	5,471	(3,036)	2,435

Intangible assets not subject to amortization:
Deferred licensing costs		3,793	—	3,793	3,284	—	3,284

Total non-amortizable assets		3,793	—	3,793	3,284	—	3,284

Total other intangible assets		$10,912	$(3,415)	$7,497	$8,755	$(3,036)	$5,719

Distribution rights include cost amounting to $1.4 million incurred in fiscal 2008 to reacquire distribution rights from the Company’s French distributor to be amortized over the unexpired period of the cancelled distribution agreement.

Amortization of intangible assets amounted to $0.4 million for the year ended May 31, 2008 and $0.3 million for each of the years ended May 31, 2007 and May 31, 2006. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years (in thousands):

Year Ending May 31:
2009	$573
2010	537
2011	537
2012	537
2013	168
Thereafter	1,352

$3,704

6.	OTHER ASSETS

	May 31,
	2008	2007
	(in thousands)
Advance payment for IBG acquisition	$4,432	$—
Capitalized acquisition costs	722	—
Other non current assets	544	706

Other assets	$5,698	$706

On June 2, 2008 the Company acquired all outstanding shares of IBG Immucor Limited, its distributor for the United Kingdom, for approximately $4.4 million. The Company remitted this amount on May 30, 2008 and it is reflected as ‘other assets’ in the accompanying consolidated balance sheets and under financing activities in the accompanying consolidated statements of cash flows. Appropriate purchase accounting entries, allocating the purchase consideration to the acquired assets and liabilities at respective fair values, will be recorded in the first quarter of fiscal 2009 upon closing of the transaction.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2008	2007
	(in thousands)
Sales and other taxes payable	$4,195	$3,182
Salaries and wages	7,438	5,858
Professional fees	1,904	1,812
Dealer commissions	13	625
Royalties	133	127
Accruals for pricing discounts to dealers	243	218
Other accruals	1,789	2,233

Accrued expenses and other current liabilities	$15,715	$14,055

8.	DEFERRED REVENUE

As described in Note 1, many of the Company’s medical instrument sales contracts involve multiple deliverables with price guarantees, and revenues from these contracts are deferred and recognized over the term of the agreements which are generally five years. The Company also defers revenue from service contracts over the term of the service agreements. The additions to and recognition of deferred revenue for the year ended May 31, 2008 and May 31, 2007 were as follows:

	May 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$19,682	$16,075
Additions to deferred revenue from new contracts	17,496	11,943
Revenue recognized during the year	(13,271)	(8,425)
Foreign currency translation adjustment	249	89

	24,156	19,682
Less: Deferred revenue—current portion	(11,146)	(7,321)

Balance at end of year	$13,010	$12,361

9.	OTHER LONG TERM LIABILITIES

	May 31,
	2008	2007
	(in thousands)
Severance indemnity for employees	$965	$710
Deferred leasehold improvement incentive	1,791	1,383
Restructuring provision	—	443

	2,756	2,536
Less current portion	(562)	(585)

Other long term liabilities	$2,194	$1,951

The Company credits leasehold improvement incentives received from landlords to rent expense over the remaining term of the lease agreement.

10.	COMMON STOCK

Stock split

Immucor distributed a three-for-two stock split on May 15, 2006 to the shareholders of record on April 24, 2006 which resulted in the issuance of 22,685,368 shares of common stock, net of 98 fractional shares which were paid in cash. This stock split was the eighth for the Company since its initial public offering in December 1985.

Reserved shares

At May 31, 2008, 2,699,990 shares of common stock were reserved for future issuance for the outstanding awards issued under the Immucor, Inc. 2005 Long-Term Incentive Plan and previous plans.

Stock repurchased

During fiscal 2008, the Company either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 207,176 shares valued at $5.5 million in compliance with the statutory tax withholding requirements. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

During fiscal 2008, the Company also withheld 18,609 shares valued at $0.5 million from an employee who exercised options and elected to pay the option exercise price by having shares withheld. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

Stock repurchase program

The Company instituted a stock repurchase program in June 1998 and, through December 13, 2005, the Board of Directors had authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock.

During the year ended May 31, 2008, the Company did not repurchase any shares of common stock under the repurchase program. During the year ended May 31, 2007, the Company repurchased 281,969 shares at an average per share price of $17.23. During the year ended May 31, 2006, the Company repurchased 1,580,010 shares at an average per share price of $15.69. The total amount spent for the shares bought under this program amounted to $4.9 million and $24.8 million for fiscal 2007 and 2006, respectively. Since 1998, the Company has repurchased 8,232,944 shares of its common stock having an aggregate value of approximately $50.9 million. An aggregate of 1,142,056 shares were available for repurchase under the program as of May 31, 2008.

11.	SHARE-BASED COMPENSATION

All references to historical awards, outstanding awards and availability of shares for future grants under Immucor’s stock plans, as described below, and related prices per share have been retroactively adjusted, for comparability purposes, to reflect all applicable previous stock splits.

Impact of adoption of SFAS 123(R)

On adoption of SFAS 123(R) as of June 1, 2006, the unrecognized compensation expense associated with the remaining portion of the unvested outstanding awards was $4.5 million ($2.9 million, net of taxes). This compensation expense is being recognized through May 2010 on a straight-line basis over the weighted-average vesting period of approximately 1.75 years.

As a result of adopting SFAS 123(R), the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation by the following amounts:

	For the Year Ended May 31,
	2008	2007
	(in thousands)
Income before income taxes	$3,678	$3,123
Net income	$2,629	$2,225
Basic net earnings per common share	$0.04	$0.03
Diluted net earnings per common share	$0.04	$0.03

As a result of adopting SFAS 123(R), excess tax benefits realized by the Company on options exercised by employees have been classified as a financing cash inflow in the consolidated statement of cash flows. Previously, such tax benefits were disclosed in the working capital section of operating activities in the consolidated statement of cash flows. As permitted by SFAS 123(R), the consolidated statement of cash flow for

2006 has not been restated to reflect the $6.4 million of excess tax benefit realized as cash provided by financing activities. For the year ended May 31, 2008 and 2007, the impact of excess tax benefits on the consolidated cash flow statement was as follows:

	For the Year Ended May 31,
	2008	2007
	(in thousands)
Increase (decrease) in:
Cash flows from operating activities	$(7,539)	$(12,273)
Cash flows from financing activities	7,539	12,273

The following table shows total share-based compensation expense since the adoption of SFAS 123(R) for the year ended May 31, 2008 and 2007, included in the consolidated statements of income:

	For the Year Ended May 31,
	2008	2007
	(in thousands)
Cost of sales	$522	$446
Research and development	378	290
Selling and marketing	817	709
Distribution	123	114
General and administrative	1,838	1,564

Total stock-based compensation	$3,678	$3,123

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

The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the share-based employee compensation under the fair value method of accounting:

For the Year Ended May 31, 2006
(in thousands, except per share data)
Net income as reported	$39,843
Stock based employee compensation reported in earnings, net of taxes under APB No. 25	562
Stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(4,261)

Pro forma net income	$36,144

Earnings per share as reported:
Per common share—Basic	$0.59
Per common share—Diluted	$0.56

Pro forma earnings per share:
Per common share—Basic	$0.53
Per common share—Diluted	$0.51

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletins (“SAB”) 107 and 110 and the Company’s prior pro forma disclosures of net earnings, including the fair value of share-based compensation.

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company’s stock, risk-free rates of return and dividend yields, if any. The fair value for these options was estimated at the date of grant with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate (1)	4.82%	4.87%	4.36%
Expected volatility (2)	40.37%	47.10%	64.90%
Expected life (years) (3)	4.25	4.25	7.30
Expected dividend yield (4)	—	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.	Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SAB 107, the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SAB 110, which allows a Company to continue to use the “simplified method” under certain circumstances, which the Company continues to use as the Company does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of share-based awards.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

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

Stock option activity

Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods. Activity for the Company’s option plans was as follows for the years ended May 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2005	6,261,405	$3.41
Granted	158,583	$18.66
Exercised	(1,222,116)	$1.76
Forfeited	(248,598)	$6.82
Expired	(56,317)	$1.37

Outstanding at May 31, 2006	4,892,957	$4.14	5.4	$68,697

Granted	222,716	$20.66
Exercised	(1,432,500)	$2.73
Forfeited	(23,074)	$12.61
Expired	(89,185)	$6.29

Outstanding at May 31, 2007	3,570,914	$5.63	4.9	$92,665

Granted	482,935	$29.30
Exercised	(1,248,219)	$2.55
Forfeited	(46,279)	$25.61
Expired	(309,410)	$1.36

Outstanding at May 31, 2008	2,449,941	$12.03	4.9	$37,551

Exercisable at May 31, 2008	1,793,555	$6.77	4.8	$36,023

Shares available for future grants at May 31, 2008	1,061,234

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of options) of in-the-money options.
2)	The weighted-average grant-date fair value of share options granted during fiscal years 2008 and 2007 was $11.53 and $8.99, respectively.
3)	The total intrinsic value of share options exercised during fiscal years 2008, 2007 and 2006 was $33.3 million, $34.9 million and $20.3 million, respectively.

At May 31, 2008, 2007, and 2006, options for 1,793,555, 2,925,692 and 3,942,959 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $6.77, $3.91 and $3.18, respectively. In fiscal 2008 and 2007, all options were granted with an exercise price that agreed to the fair value of the shares at the date of grant. In fiscal 2006, the Company awarded grants with exercise price equal to the closing price on the business day immediately prior to the grant date; therefore in these cases, the exercise prices may be higher or lower than the fair value of the shares at the date of grant. Consequently, the weighted average grant date fair value of options granted during fiscal 2006 was $13.34 for those granted at market value, $10.83 for those granted at above market value, and $13.03 for those granted at below market value.

The following table as of May 31, 2008 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.01 – $0.50	38,603	$0.36	3.1	38,603	$0.36
0.51 – 1.00	545,998	0.89	3.5	545,998	0.89
1.01 – 2.00	47,043	1.40	1.6	47,043	1.40
2.01 – 5.00	151,428	3.09	4.4	151,428	3.09
5.01 – 10.00	647,538	6.12	5.6	646,783	6.11
10.01 – 20.00	283,143	17.82	5.5	125,334	17.80
20.01 – 35.00	736,188	26.39	5.6	238,366	20.66

	2,449,941	$12.03	4.9	1,793,555	$6.77

Restricted stock activity

The Company granted restricted stock awards to its employees for the first time in fiscal 2007. The following is a summary of the changes in unvested restricted stock for the fiscal year ended May 31, 2008 and 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2006	—	$—
Granted	127,105	17.51
Vested	(9,915)	17.51
Forfeited	(4,600)	17.51

Nonvested stock outstanding at May 31, 2007	112,590	$17.51

Granted	48,055	29.23
Vested	(27,038)	18.32
Forfeited	(9,316)	20.40

Nonvested stock outstanding at May 31, 2008	124,291	$21.65

Shares available for future grants at May 31, 2008	1,638,756

As of May 31, 2008, there was $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 8, 2012 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.9 years.

12.	RESTRUCTURING EXPENSES

On October 31, 2005, the Board of Directors of the Company approved a plan to close the Company’s Houston, Texas manufacturing facility. The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities. As planned, the Houston facility was closed in December 2007.

During fiscal years 2008, 2007 and 2006, the Company recorded charges of approximately $0.6 million, $1.1 million and $2.7 million, respectively, in connection with this closure. The expense for fiscal 2008 consisted primarily of product consolidation expenses and relocation expenses, offset by a gain of $1.7 million on the sale of the Houston property. The expense for fiscal 2007 consisted primarily of product consolidation expenses, retention bonuses and relocation expenses. The expense for fiscal 2006 included approximately $2.3 million for impairment of long-lived assets based on an independent valuation, and approximately $0.4 million for severance pay, retention bonuses and other expenses. The Company does not expect to incur any further expenses to close this facility.

13.	INCOME TAXES

Sources of income before income taxes are summarized below (in thousands):

	Year Ended May 31,
	2008	2007	2006
Domestic Operations	$102,481	$83,729	$56,459
Foreign Operations	9,187	10,425	6,701

Income before income taxes	$111,668	$94,154	$63,160

The provision for income taxes is summarized as follows (in thousands):

	Year Ended May 31,
	2008	2007	2006
Current:
Federal	$34,513	$31,701	$20,963
Foreign	4,511	4,257	3,593
State	2,870	1,769	1,218

	41,894	37,727	25,774

Deferred:
Federal	(1,231)	(2,938)	(1,707)
Foreign	(287)	(494)	(752)
State	(162)	(209)	2

	(1,680)	(3,641)	(2,457)

Provision for income taxes	$40,214	$34,086	$23,317

Foreign deferred tax expense for fiscal year 2008 includes a net benefit of approximately $0.2 million related to changes in the beginning balances of deferred tax assets and liabilities due to tax rate changes in Germany, Italy and Canada.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets as follows: Belgium, $1.0 million; Japan, $1.4 million; France, $0.5 million and Spain, $0.1 million. Net operating loss carry-forwards for France and Belgium do not expire; other operating loss carry-forwards expire beginning in 2012.

The tax effects of significant items comprising the Company’s net deferred tax assets at May 31, 2008 and 2007 are as follows (in thousands):

	Year Ended May 31,
	2008	2007
Deferred tax liabilities:
Amortization	$(1,513)	$(1,744)
Depreciation	(333)	(309)
Prepaids and other	(1,676)	(1,175)
Deferred tax assets:
Reserves not currently deductible	4,524	4,238
Deferred revenue	4,176	3,822
Compensation expense	1,723	604
Operating loss carry-forwards	3,688	2,600
Other	3,191	—
Uniform capitalization	1,378	1,172

	15,158	9,208
Valuation allowance	(3,042)	2,644

Net deferred tax assets	$12,116	$6,564

Deferred taxes are not provided for temporary differences of approximately $23.6 million, $16.5 million and $11.7 million as of May 31, 2008, 2007 and 2006, respectively, representing cumulative earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2008	2007	2006
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	3
Extraterritorial income exclusion and PAD (1)	(1)	(1)	(2)
Tax exempt interest	(1)	(1)	—
Change in deferred tax valuation allowance	1	—	1
Other	(1)	—	—

Effective tax rate	36%	36%	37%

(1)	The extraterritorial income exclusion expired on December 31, 2006. The entire amount for fiscal year 2008 relates to the Production Activity Deduction (PAD).

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $7.5 million in fiscal 2008, $12.3 million in fiscal 2007 and $6.4 million in fiscal 2006. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) on June 1, 2007. The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.0 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve-month period ending May 31, 2009.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The company recognized $0.2 million of gross accrued interest expense during fiscal 2008 and in total, as of May 31, 2008, has recognized a liability for interest of $1.1 million. The company has not recognized any accrued penalties since adoption of FIN 48.

The Company is subject to taxation in the U.S and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2005, May 31, 2006, and May 31, 2007 are subject to examination by the tax authorities.

With the exception of Portugal, Italy, and Spain, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before the fiscal year ended May 31, 2005.

The Company’s income tax return for the fiscal year ended May 31, 2007 is currently under examination by the Internal Revenue Service. The Company does not expect the results of this examination will have a material effect on its financial condition or result of operations.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year in (thousands):

Unrecognized tax benefit—June 1, 2007	$5,130
Gross increases in tax positions in the current period	2,017
Gross increase in tax positions in the prior period	14
Statute lapse	(263)

Unrecognized tax benefit—May 31, 2008	$6,898

The Company adopted the provisions of FIN 48, on June 1, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $5.1 million, which was accounted for as follows (in thousands):

Reduction in retained earnings (cumulative effect)	$163
Addition to deferred tax assets	1,745
Reduction in FAS 5 reserve	3,222

Increase in liability	$5,130

14.	EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share—assuming dilution in accordance with SFAS No. 128, Earnings per Share:

	Year Ended May 31,
	2008	2007	2006
	(Shares and $ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$71,454	$60,068	$39,843

Denominator:
For basic earnings per share—weighted average shares basis	69,867	68,441	68,004
Effect of dilutive stock options	1,242	2,228	3,397

Denominator for diluted earnings per share—adjusted weighted average shares basis	71,109	70,669	71,401

Earnings per common share—basic	$1.02	$0.88	$0.59

Earnings per common share—diluted	$1.00	$0.85	$0.56

The effect of 46,990, 36,916 and 429,949 out-of-the-money options was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2008, 2007 and 2006, respectively.

On June 5, 2008, the Company, under an annual group award, issued options to employees to purchase 584,313 shares of common stock at an exercise price of $26.90 per share, which was the closing price on the date of the grant. The Company also issued 57,055 shares of restricted stock. These options and restricted stock are excluded in calculating the above diluted earnings per share but may have a dilutive effect on future earnings per share calculations.

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

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2008, 2007 and 2006 is summarized below (in thousands):

	For the Year Ended May 31, 2008
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$137,389	$8,806	$9,215	$9,726	$7,785	$6,167	$—	$179,088
Affiliates	5,689	3,703	—	297	—	17	(9,706)	—

Total	143,078	12,509	9,215	10,023	7,785	6,184	(9,706)	179,088
Capture revenues:
Unaffiliated customers	33,979	4,093	6,089	3,105	522	5,584	—	53,372
Affiliates	6,763	2,371	—	—	—	—	(9,134)	—

Total	40,742	6,464	6,089	3,105	522	5,584	(9,134)	53,372
Net instrument revenues:
Unaffiliated customers	16,452	4,693	2,661	1,583	488	1,165	—	27,042
Affiliates	2,724	3,733	—	—	—	56	(6,513)	—

Total	19,176	8,426	2,661	1,583	488	1,221	(6,513)	27,042
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—	—	—

Total	1,697	—	—	—	—	—	—	1,697
Net sales	204,693	27,399	17,965	14,711	8,795	12,989	(25,353)	261,199
Income (loss) from operations	99,708	217	3,814	5,848	(240)	(1,699)	95	107,743
Depreciation	4,235	795	1,658	211	61	1,060	—	8,020
Amortization	289	—	—	—	67	—	—	356
Restructuring expenses	646	—	—	—	—	—	—	646
Income tax (benefit) expense	35,990	(101)	2,140	2,091	—	59	35	40,214
Interest income	3,182	32	742	227	3	77	—	4,263
Capital expenditures	6,298	1,451	1,901	260	91	1,572	—	11,573
Property & equipment—net, at year end	24,429	3,247	3,572	1,434	433	3,311	—	36,426
Goodwill	17,803	3,812	1,226	8,804	5,074	39	—	36,758
Total assets at year end	315,921	18,379	29,402	22,824	16,917	14,609	(53,102)	364,950

	For the Year Ended May 31, 2007
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$123,272	$7,705	$8,311	$8,588	$7,471	$4,594	$—	$159,941
Affiliates	5,906	2,526	—	276	—	138	(8,846)	—

Total	129,178	10,231	8,311	8,864	7,471	4,732	(8,846)	159,941
Capture revenues:
Unaffiliated customers	26,006	3,487	5,645	1,757	573	5,252	—	42,720
Affiliates	5,716	1,255	—	—	—	—	(6,971)	—

Total	31,722	4,742	5,645	1,757	573	5,252	(6,971)	42,720
Net instrument revenues:
Unaffiliated customers	10,335	2,999	1,219	612	57	1,705	—	16,927
Affiliates	2,827	5,015	—	—	—	—	(7,842)	—

Total	13,162	8,014	1,219	612	57	1,705	(7,842)	16,927
Net collagen revenues:
Unaffiliated customers	4,090	—	—	—	—	—	—	4,090
Affiliates	—	—	—	—	—	—	—	—

Total	4,090	—	—	—	—	—	—	4,090
Net sales	178,152	22,987	15,175	11,233	8,101	11,689	(23,659)	223,678
Income (loss) from operations	81,393	(201)	3,474	4,856	(117)	995	1,212	91,612
Depreciation	3,256	693	1,356	192	176	852		6,525
Amortization	282	—	—	—	64			346
Restructuring expenses	1,051	—	—	—	—	—	—	1,051
Income tax expense	30,323	20	1,824	1,972	—	65	(118)	34,086
Interest income	2,035	25	631	105	1	44		2,841
Capital expenditures	8,119	453	911	103	174	1,133	—	10,893
Property & equipment—net, at year end	20,875	2,285	2,772	1,287	577	2,449	—	30,245
Goodwill	17,803	3,296	1,060	8,176	4,393	35	—	34,763
Total assets at year end	240,468	16,284	23,142	18,528	13,157	11,044	(47,145)	275,478

	For the Year Ended May 31, 2006
	U.S.	Germany	Italy	Canada	Japan (1)	Other	Elims	Consolidated
Net reagent revenues:
Unaffiliated customers	$98,971	$7,238	$7,057	$8,324	$6,906	$4,249	$—	$132,745
Affiliates	5,205	1,916	—	206	—	184	(7,511)	—

Total	104,176	9,155	7,057	8,530	6,906	4,433	(7,511)	132,745
Capture revenues:
Unaffiliated customers	20,174	3,537	5,020	928	466	4,190	—	34,315
Affiliates	5,299	22	—	—	—	13	(5,334)	—

Total	25,473	3,558	5,020	928	466	4,203	(5,334)	34,315
Net instrument revenues:
Unaffiliated customers	7,263	1,984	1,191	345	15	1,719	—	12,517
Affiliates	802	3,095	1	—	—	2	(3,900)	—

Total	8,065	5,079	1,192	345	15	1,721	(3,900)	12,517
Net collagen revenues:
Unaffiliated customers	3,929	—	—	—	—	—	—	3,929
Affiliates	—	—	—	—	—	—	—	—

Total	3,929	—	—	—	—	—	—	3,929
Net sales	141,643	17,792	13,269	9,803	7,387	10,357	(16,745)	183,506
Income (loss) from operations	56,728	745	1,678	3,856	(433)	681	(215)	63,040
Depreciation	3,196	748	1,566	216	104	672	—	6,502
Amortization	360	—	—	—	60	7	—	427
Restructuring expenses	2,689	—	—	—	—	—	—	2,689
Income tax expense	20,477	367	842	1,563	—	147	(79)	23,317
Interest income	441	18	505	—	—	14	—	978
Capital expenditures	8,964	684	453	286	78	359	—	10,824
Property & equipment—net, at year end	16,057	2,508	3,080	1,344	605	2,090	—	25,684
Goodwill	17,803	3,144	1,011	7,934	4,766	33	—	34,691
Total assets at year end	165,102	12,139	20,026	14,249	14,125	9,382	(43,336)	191,687

(1)	Results of operations for Japan are included from July 5, 2005 onwards, the date on which the Company acquired Immucor-Kainos, Inc.

The Company had net export sales to unaffiliated customers (in thousands):

	For the Year Ended May 31,
	2008	2007	2006
	(In thousands)
United States	$6,254	$5,440	$4,293
Germany	6,734	4,717	4,307
Canada	1,873	1,803	2,138

Total net export sales	$14,861	$11,960	$10,738

16.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions which vest immediately. During the years ended May 31, 2008, 2007 and 2006, the Company’s matching contributions to the plan were approximately $0.7 million, $0.6 million and $0.5 million, respectively.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. During the years ended May 31, 2008, 2007 and 2006, the Company’s matching contributions to the plan were approximately $90,000, $76,000 and $80,000, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Proposed BioArray Acquisition

On March 11, 2008, the Company signed a definitive agreement to acquire BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for approximately $117 million in cash. BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. The waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired at the end of May 2008, allowing us to proceed with the acquisition. We are working to resolve remaining open issues and to finalize the remaining outstanding closing items as promptly as possible.

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

The Company expects this acquisition will be materially dilutive to earnings per share for several years following closing as key investments are made in research, development, and the automation and marketing of the BioArray product line. In its first full year of ownership, the Company expects this acquisition to reduce diluted earnings per share by approximately $0.20 to $0.23 per share, including approximately $0.05 per share of non-cash amortization of acquired intangible assets.

Lease Commitments

In the United States, the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. Outside the United States, the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2017. The total leasing expenses for the Company was $3.2 million in fiscal 2008, $2.6 million in fiscal 2007 and $2.5 million in fiscal 2006.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2008 (in thousands):

Year Ending May 31:
2009	$2,218
2010	2,061
2011	1,882
2012	1,983
2013	2,113
Thereafter	5,530

$15,787

Contingencies

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provides certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. On July 11, 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. The Company has been cooperating with the FTC and it intends to continue cooperating, and it is assured that the issuance of a formal CID does not indicate any dissatisfaction with its cooperation. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Other than as set forth, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

18.	RELATED PARTY TRANSACTIONS

Michael S. Goldman joined the Company’s Board of Directors effective May 15, 2006. Mr. Goldman is a Managing Director and founding principal of TM Capital Corp., a New York, Boston and Atlanta based investment bank which has represented the Company in a number of transactions prior to Mr. Goldman becoming a director of the Company and the Company continues to retain them for an annual fee of $120,000. The Company paid fees to TM Capital Corp. totaling $120,000, $120,000 and $470,000 in fiscal years 2008, 2007 and 2006, respectively.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal Year Ended	Net Sales	Gross Profit	Income from Operations	Net Income	Earnings Per Common Share (1)	Earnings Per Common Share- Assuming Dilution (1)
	(In thousands, except per share amounts)
May 31, 2008
First Quarter	$63,632	$45,881	$27,076	$17,750	$0.26	$0.25
Second Quarter	61,924	41,874	23,393	16,164	$0.23	$0.23
Third Quarter	67,029	48,341	29,094	19,266	$0.28	$0.27
Fourth Quarter	68,614	49,393	28,180	18,274	$0.26	$0.26

	$261,199	$185,489	$107,743	$71,454	$1.02	$1.00

May 31, 2007
First Quarter	$51,040	$34,536	$19,766	$12,733	$0.19	$0.18
Second Quarter	54,426	37,843	21,341	14,102	$0.21	$0.20
Third Quarter	57,091	40,353	23,057	15,019	$0.22	$0.21
Fourth Quarter	61,121	45,023	27,448	18,214	$0.26	$0.26

	$223,678	$157,755	$91,612	$60,068	$0.88	$0.85

(1)	The sum of the quarterly amounts of earnings per common share ($1.03) and diluted earnings per common share ($1.01) for the fiscal year ended May 31, 2008 are $0.01 more than the annual per share amounts because of rounding.

Item 8.—Financial	Statements and Supplementary Data (Continued).

B.	Supplementary Financial Information

Consolidated Financial Schedule

Schedule II—Valuation and Qualifying Accounts

Years ended May 31, 2008, 2007 and 2006

	Beginning Balance	Charged to Costs and Expense	Deductions	Ending Balance
2008
Allowance for doubtful accounts	$1,726	$423	$(125)	$2,024
Provision for restructuring expense	$443	$—	$(443)	$—
Deferred income tax valuation allowance	$2,644	$398	$—	$3,042
2007
Allowance for doubtful accounts	$1,950	$364	$(588)	$1,726
Provision for restructuring expense	$342	$358	$(257)	$443
Deferred income tax valuation allowance	$3,029	$—	$(385)	$2,644
2006
Allowance for doubtful accounts	$1,874	$254	$(178)	$1,950
Provision for restructuring expense	$—	$342	$—	$342
Deferred income tax valuation allowance	$123	$2,906	$—	$3,029

Note 1:	“Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

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

Based on their evaluation as of May 31, 2008, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2008. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2008. Immucor’s management has concluded that, as of May 31, 2008, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

Grant Thornton LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears in Item 8 immediately before the consolidated financial statements.

/s/ DR. GIOACCHINO DECHIRICO	/s/ RICHARD A. FLYNT
Dr. Gioacchino DeChirico	Richard A. Flynt
President and Chief Executive Officer	Vice President— Chief Financial Officer

Item 9B.—Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.—Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.—Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.—Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.—Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.—Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements.

The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report.

Schedule II—Valuation and Qualifying Accounts.

Other financial statement schedules are omitted as they are not required or not applicable.

3.	Exhibits.

See Item 15(b) below.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement of Plan and Merger by and among the Company, Merger Sub and BioArray dated March 11, 2008 (incorporated by reference to Exhibit 2.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 17, 2008).

3.1	Amended and Restated Articles of Incorporation dated September 7, 2006 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

4.1	Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4	Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.1-5	Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.1-6	Lease Amendment, dated August 8, 2002, between the Company and Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-6 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-7	Amended and Restated Lease Amendment, dated January 18, 2005, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-7 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-8	Lease Amendment, dated March 31, 2006, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-8 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-9	Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-9 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-10	Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-10 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-11	Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-12	Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-12 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-13	Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-13 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-14	Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-14 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.2	Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.3	United States Department of Health and Human Services Establishment License dated December 28, 1982, for the manufacture of biological products (incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-966 on Form S-1).

10.4	United States Department of Health and Human Services Product License dated December 28, 1982, for the manufacture and sale of reagent red blood cells (incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-966 on Form S-1).

10.5	United States Department of Health and Human Services Product License dated May 20, 1983, for the manufacture and sale of blood grouping sera (incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-966 on Form S-1).

10.6	United States Department of Health and Human Services Product License date November 18, 1983, for the manufacture and sale of anti-human serum (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-966 on Form S-1).

10.7*	Immucor, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Registration Statement No. 333-131902 filed on April 5, 2006).

10.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.8-1*	Amended and Restated 2003 Stock Option Plan, amended and restated as of November 10, 2004 (incorporated by reference to Exhibit 10.8-1 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.9*	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.10*	Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.11*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.12*	Employment Agreement dated October 13, 1998, between the Company and Patrick D. Waddy (incorporated by reference to Exhibit 10.12 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.13*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).

10.14	Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 14, 2004).

10.15	Human Extracellular Matrix Mesh Supply Agreement dated June 30, 2003, between the Company and Inamed Corporation (incorporated by reference to Exhibit 10.18 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.16*	Employment Agreement dated May 1, 2004, between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.19 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.16-1*	Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.16-2*	Amended and Restated Employment Agreement dated September 7, 2006, by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

10.17*	Consulting Agreement dated March 1, 2007 by and between the Company and Edward L. Gallup (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 6, 2007).

10.18*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.20 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.18-1*	Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.18-2*	Amendment No. 2 to Employment Agreement, dated June 1, 2007, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.5 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.19*	Employment Agreement, dated December 1, 2003, by and between the Company and Gioacchino De Chirico (incorporated by reference to Exhibit 10.21/A to Immucor, Inc.’s amended Annual Report on Form 10-K/A filed on December 6, 2006).

10.19-1*	Amendment No. 1 to Employment Agreement, dated May 1, 2004, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.19-2*	Amendment to Employment Agreement, dated June 1, 2007, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.20*	Employment Agreement dated July 28, 2003, between the Company and Didier Lanson (incorporated by reference to Exhibit 10.23 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.21*	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 5, 2007).

10.22*	Fiscal Year 2008 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 31, 2007).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed or furnished herewith

(c)	Financial Statement Schedule

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the Item 8 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:	/s/ DR. GIOACCHINO DECHIRICO
Dr. Gioacchino DeChirico, President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DR. GIOACCHINO DECHIRICO
Dr. Gioacchino DeChirico, President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2008

/s/ RICHARD A. FLYNT
Richard A. Flynt, Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)

July 24, 2008

/s/ ROSWELL S. BOWERS
Roswell S. Bowers, Director

July 24, 2008

/s/ RALPH A. EATZ
Ralph A. Eatz, Director

July 24, 2008

/s/ MICHAEL GOLDMAN
Michael Goldman, Director

July 24, 2008

/s/ JACK GOLDSTEIN
Jack Goldstein, Director

July 24, 2008

/s/ JOHN A. HARRIS
John A. Harris, Director

July 24, 2008

/s/ JOSEPH E. ROSEN
Joseph E. Rosen, Director

July 24, 2008

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