Form 10-Q
period 2008-08-31
IMMUCOR INC
filed 2008-10-02
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2008: Common Stock, $0.10 Par Value – 70,491,653

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.        FINANCIAL INFORMATION

IMMUCOR, INC. AND SUBSIDIARIES

ITEM 1.	Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,120	$175,056
Trade accounts receivable, net of allowance for doubtful accounts of $2,133 at August 31, 2008 and $2,024 at May 31, 2008	55,576	52,720
Inventories	33,501	32,228
Deferred income tax assets, current portion	6,117	6,151
Prepaid expenses and other current assets	5,407	5,420

Total current assets	189,721	271,575

PROPERTY AND EQUIPMENT, Net	39,039	36,426
GOODWILL	99,142	36,758
INTANGIBLE ASSETS, Net	63,057	7,497
DEFERRED INCOME TAX ASSETS	4,348	6,996
OTHER ASSETS	650	5,698

Total assets	$395,957	$364,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,641	$7,546
Accrued expenses and other current liabilities	17,919	15,715
Income taxes payable	13,251	6,612
Deferred revenue, current portion	11,277	11,146

Total current liabilities	51,088	41,019

DEFERRED REVENUE	12,575	13,010
DEFERRED INCOME TAX LIABILITIES	1,524	1,031
OTHER LONG-TERM LIABILITIES	2,548	2,194

Total liabilities	67,735	57,254
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,482,505 and 70,136,225 shares at August 31, 2008 and May 31, 2008, respectively	7,048	7,014
Additional paid-in capital	42,819	37,325
Retained earnings	271,015	251,059
Accumulated other comprehensive income	7,340	12,298

Total shareholders’ equity	328,222	307,696

Total liabilities and shareholders’ equity	$395,957	$364,950

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 31, 2008	August 31, 2007
NET SALES	$73,176	$63,632
COST OF SALES	19,751	17,751

GROSS PROFIT	53,425	45,881
OPERATING EXPENSES:
Research and development	1,880	2,055
Selling and marketing	9,469	7,569
Distribution	3,468	2,684
General and administrative	7,458	5,880
Restructuring expense	—	531
Amortization expense and other	525	86

Total operating expenses	22,800	18,805

INCOME FROM OPERATIONS	30,625	27,076

NON-OPERATING INCOME (EXPENSE):
Interest income	794	1,113
Interest expense	(127)	(95)
Other, net	(420)	(182)

Total non-operating income	247	836

INCOME BEFORE INCOME TAXES	30,872	27,912
PROVISION FOR INCOME TAXES	10,916	10,162

NET INCOME	$19,956	$17,750

Earnings per share:
Per common share—basic	$0.28	$0.26

Per common share—diluted	$0.28	$0.25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income*	Total Shareholders’ Equity
	Shares	Amount
BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696
Shares issued under employee stock plan	400	40	2,811	—	—	2,851
Share-based compensation expense	—	—	1,193	—	—	1,193
Stock repurchases and retirements	(53)	(6)	(1,467)	—	—	(1,473)
Tax benefits related to share-based compensation	—	—	2,957	—	—	2,957
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(4,958)	(4,958)
Net income	—	—	—	19,956	—	19,956

Total comprehensive income						14,998

BALANCE, AUGUST 31, 2008	70,483	$7,048	$42,819	$271,015	$7,340	$328,222

*	Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	August 31, 2008	August 31, 2007
OPERATING ACTIVITIES:
Net income	$19,956	$17,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,867	1,893
Accretion of acquisition liabilities	—	44
Loss on retirement of fixed assets	107	1
Provision for doubtful accounts	255	159
Share-based compensation expense	1,193	991
Deferred income taxes	—	(702)
Excess tax benefit from share-based compensation	(2,957)	(4,341)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	(3,672)	(2,311)
Income taxes	9,286	6,613
Inventories	252	(5,072)
Other assets	(1,937)	(919)
Accounts payable	390	(441)
Deferred revenue	(105)	1,632
Accrued expenses and other liabilities	(4,075)	(1,661)

Cash provided by operating activities	21,560	13,636

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,839)	(2,939)
Acquisition of businesses, net of cash acquired	(108,230)	—

Cash used in investing activities	(110,069)	(2,939)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(249)	(143)
Repurchase of common stock	(961)	(5,534)
Proceeds from exercise of stock options	2,268	1,470
Excess tax benefit from share-based compensation	2,957	4,341

Cash provided by financing activities	4,015	134

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,442)	396

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,936)	11,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	175,056	113,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,120	$124,778

SUPPLEMENTAL INFORMATION:
Tax paid	$1,144	$4,232
Interest paid	130	41
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$516	$498

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months ended August 31, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2009, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	ACQUISITIONS

BioArray

On March 11, 2008, the Company signed an Agreement and Plan of Merger with BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ. The Company completed the acquisition of BioArray on August 4, 2008. Pursuant to the agreement, the Company acquired 100% of the outstanding common stock of BioArray for an aggregate purchase price of $115.3 million, including approximately $2.5 million of acquisition-related transaction costs. The purchase consideration was paid in cash. The Company has included the financial results of BioArray in its consolidated financial statements beginning August 4, 2008.

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which has represented the Company in a number of financial transactions, including the acquisition of BioArray Solutions in August 2008. Michael S. Goldman, one the Company’s directors, is a Managing Director and founding principal of TM Capital Corp. With the receipt of these fees, as of August 4, 2008 Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman notified the Company as of August 4, 2008 that he would not stand for re-election at this year’s annual meeting of shareholders. Mr. Goldman also resigned his positions as a member of the Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors as of August 4, 2008.

The Company believes that the acquisition will enable the Company to provide innovative molecular diagnostic solutions for the blood transfusion market that complement its current product line, and that the Company’s leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications will allow Immucor to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes. The Company also believes this acquisition will open up broader opportunities for the Company in transplantation and transfusion-related applications.

The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of August 4, 2008. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray technologies in fields outside of blood transfusion and transplantation. The former equity holders of BioArray hold an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, holds a 19% ownership interest.

Preliminary Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to BioArray’s net tangible and identifiable intangible assets based on their estimated fair values as of August 4, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation. The Company’s estimates and assumptions underlying the valuation are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal and contingent liabilities, deferred income tax matters and residual goodwill.

The following table details the purchase price allocation as of August 31, 2008 (in thousands):

Current assets	$8,574
Plant and equipment	1,652
Goodwill	60,737
Developed product technology	51,000
Deferred tax asset	19,446
Trademarks	1,600
Non-compete agreements	1,650

Total assets acquired	144,659
Deferred tax liability	(22,161)
Liabilities assumed	(7,180)

Net assets acquired	$115,318

As of August 4, 2008, the Company made a preliminary determination of the amount of BioArray’s operating loss carryforwards that will be available to reduce the Company’s future taxable income, based on the rules governing allowable carryforward of losses when changes in ownership occur under Internal Revenue Code Section 382. This amount, which approximates $19.4 million, is recorded as a deferred tax asset. The net operating losses will expire at various times between 2021 and 2028. The Company has acquired intangible assets, not including goodwill, worth $54.3 million in this transaction. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of $22.2 million to offset the future book amortization related to these intangibles. None of the preliminary goodwill of approximately $60.7 million resulting from the acquisition of BioArray is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of BioArray’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates used to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.5% to 15%. These discount rates were determined after consideration of the Company’s rate of return on equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at August 31, 2008 (in thousands, except years):

Intangible Asset	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed product technology	$51,000	$250	$50,750	17 yrs.
Trademarks	1,600	8	1,592	17 yrs.
Non-compete agreements	1,650	28	1,622	5 yrs.

	$54,250	$285	$53,964

Developed product technology represents the value assigned to the molecular diagnostic systems infrastructure. Trademarks represent the estimated fair value of the BioArray trademark. Noncompete agreements represent the estimated fair value of agreements with BioArray’s former management team members. Useful lives of the developed product technology and trademarks were based on estimated economic useful lives and for the non-compete agreements useful lives were based on the terms in the agreements. Intangible assets are being amortized using the straight-line method.

Pre-Acquisition Contingencies

The Company has identified certain pre-acquisition contingencies, but the fair values for such contingencies are not yet determinable. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, the Company will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, the fair value of a pre-acquisition contingency is not determinable, the Company will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined. The purchase price allocation period ends when the Company has all of the information that it has arranged to obtain and that is known to be obtainable, but usually does not exceed one year from the date of acquisition.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Immucor and BioArray, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of Immucor and BioArray. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of BioArray’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

	Three months ended 8/31/2008	Three months ended 8/31/2007
	(In thousands, except per share data)
Revenue	$73,492	$63,925
Net income	$17,615	$15,144
Net income per common share—Basic	$0.25	$0.22
Net income per common share—Diluted	$0.25	$0.21

IBG Immucor Limited

In June 2008, with the intent to sell our products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in and the Company’s distributor for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	GOODWILL

August 31, 2008
(in thousands)
Beginning balance, May 31, 2008	$36,758
Additions:
Acquisition of IBG	2,663
Acquisition of BioArray	60,737
Foreign currency translation adjustment	(1,016)

Ending balance, August 31, 2008	$99,142

4.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	August 31, 2008			May 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(474)	$107	$581	$(472)	$109
Distribution rights	8 yrs	3,419	(2,033)	1,386	3,416	(1,921)	1,495
Customer lists	16 yrs	4,928	(1,101)	3,827	3,122	(1,022)	2,100
Non-compete agreements	5 yrs	1,650	(28)	1,622	—	—	—
Developed product technology	17 yrs	51,108	(277)	50,831	—	—	—
Trademarks / tradenames	17 yrs	1,616	(12)	1,604	—	—	—

Total amortizable assets		63,302	(3,925)	59,377	7,119	(3,415)	3,704
Intangible assets not subject to amortization:
Deferred licensing costs		3,680	—	3,680	3,793	—	3,793

Total non-amortizable assets		3,680	—	3,680	3,793	—	3,793

Total other intangible assets		$66,982	$(3,925)	$63,057	$10,912	$(3,415)	$7,497

The following table presents the Company’s estimate of amortization expense for this year and each of the next four fiscal years and beyond (in thousands):

Year Ending May 31:
2009	$4,319
2010	4,160
2011	4,160
2012	4,160
2013	3,790
Thereafter	39,299

$59,888

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	August 31, 2008	May 31, 2008
	(in thousands)
Raw materials and supplies	$7,009	$7,406
Work in process	5,002	3,852
Finished goods	21,490	20,970

	$33,501	$32,228

6.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2009, the Company either withheld from certain option exercises or reacquired from certain restricted stock holders an aggregate of 34,715 shares valued at $1.0 million in compliance with the statutory tax withholding requirements. During the first quarter of fiscal 2008, the Company similarly withheld an aggregate of 206,787 shares valued at $5.5 million. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

During the first quarter of fiscal 2009, the Company also withheld 18,600 shares valued at $0.5 million from an employee who exercised options and elected to pay the option exercise price by having shares withheld. During the first quarter of fiscal 2008, the Company similarly withheld 18,609 shares valued at $0.5 million. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

7.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998 and through December 13, 2005, the Board of Directors had authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock.

During the three months ended August 31, 2008 and 2007, the Company did not make any repurchases in the open market under the 1998 repurchase program. As of August 31, 2008, 8,232,944 shares had been repurchased under the program, leaving 1,142,056 shares available for repurchase.

8.	SHARE-BASED COMPENSATION

Plan summary

During the first three months of fiscal 2009 the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, management is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of August 31, 2008, awards for 1,633,758 shares have been granted under the 2005 Plan and 1,966,242 shares are still available for future awards, of which a maximum of 1,581,905 can be awarded as restricted shares. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three months ended August 31, 2008 and August 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 31, 2008	August 31, 2007
Risk-free interest rate (1)	3.33%	5.06%
Expected volatility (2)	42.32%	40.26%
Expected life (years) (3)	4.25	4.25
Expected dividend yield (4)	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
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

Stock option activity

The options granted under the 2005 Plan during the three months ended August 31, 2008 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date. The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the three months ended August 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2008	2,449,941	$12.03
Granted (2)	678,677	$27.35
Exercised (3)	(370,717)	$7.69
Forfeited	(1,317)	$28.23
Expired	(1,848)	$23.71

Outstanding at August 31, 2008	2,754,736	$16.37	5.0	$43,650

Exercisable at August 31, 2008	1,564,067	$8.25	4.6	$37,475

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in-the-money at August 31, 2008).
2)	The weighted-average grant-date fair value of share options granted during the first three months of fiscal years 2009 and 2008 was $10.53 and $11.59, respectively.
3)	The total intrinsic value of share options exercised during the first three months of fiscal years 2009 and 2008 was $8.5 million and $28.4 million, respectively.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the three months ended August 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2008	124,291	$21.65
Granted	57,055	26.90
Vested	(28,878)	21.07
Forfeited	(204)	17.51

Nonvested stock outstanding at August 31, 2008	152,264	$23.73

The total fair value of restricted shares vested during the three-month periods ended August 31, 2008 and August 31, 2007 was $0.9 million and $0.8 million, respectively.

As of August 31, 2008, there was $14.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through August

2013, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.32 years.

9.	COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2008 and August 31, 2007 are as follows (in thousands):

	Three Months Ended
	August 31, 2008	August 31, 2007
Net income	$19,956	$17,750
Net foreign currency translation adjustments	(4,958)	1,371

Comprehensive income	$14,998	$19,121

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

10.	EARNINGS PER SHARE

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended
	August 31, 2008	August 31, 2007
Numerator for basic and diluted earnings per share:
Net Income	$19,956	$17,750

Denominator:
For basic earnings per share
—weighted average shares basis	70,268	69,435
Effect of dilutive stock options and restricted stock	942	1,638

Denominator for diluted earnings per share
—adjusted weighted average shares basis	71,210	71,073

Earnings per common share—basic	$0.28	$0.26

Earnings per common share—diluted	$0.28	$0.25

The effect of 535,002 and 45,423 out-of-the-money options for the quarter ended August 31, 2008 and August 31, 2007, respectively, was excluded from the above calculation as inclusion of these securities would be anti-dilutive.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Other” segment includes the operations of Belgium, Portugal, Spain, France and the United Kingdom. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. Effective August 4, 2008, the U.S. column also includes the operations of BioArray Solutions Limited which was acquired during the first quarter of fiscal 2009. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Segment information for the three-month periods ended August 31, 2008 and August 31, 2007 is summarized below (in thousands).

	For the Three Months Ended August 31, 2008
	U.S. (1)	Germany	Italy	Canada	Japan	Other (2)	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,648	$2,220	$2,773	$2,467	$2,082	$2,082	$—	$49,272
Affiliates	1,228	1,112	—	63	—	3	(2,406)	—

Total	38,876	3,332	2,773	2,530	2,082	2,085	(2,406)	49,272
Capture reagent revenues:
Unaffiliated customers	8,801	1,241	1,721	703	176	2,532	—	15,174
Affiliates	1,880	646	—	—	—	—	(2,526)	—

Total	10,681	1,887	1,721	703	176	2,532	(2,526)	15,174
Net instrument revenues:
Unaffiliated customers	5,375	1,515	706	399	65	519	—	8,579
Affiliates	1,946	1,754	—	—	—	—	(3,700)	—

Total	7,321	3,269	706	399	65	519	(3,700)	8,579
Molecular immunohematology revenues:
Unaffiliated customers	151	—	—	—	—	—	—	151
Affiliates	—	—	—	—	—	—	—	—

Total	151	—	—	—	—	—	—	151

Net Sales	57,029	8,488	5,200	3,632	2,323	5,136	(8,632)	73,176

Income (loss) from operations	28,742	(268)	1,489	1,557	(77)	(516)	(302)	30,625

Depreciation	1,263	235	405	50	42	351	—	2,346
Amortization	421	—	—	—	17	83	—	521
Income tax expense (benefit)	9,825	(83)	667	592	—	15	(100)	10,916
Capital expenditures	995	364	73	95	13	299	—	1,839
Property & equipment—net	27,345	3,122	3,048	1,383	392	3,749	—	39,039
Total assets at period end	469,540	21,438	28,592	22,139	15,414	21,413	(182,579)	395,957

	For the Three Months Ended August 31, 2007
	U.S.	Germany	Italy	Canada	Japan	Other (2)	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$35,297	$1,927	$2,175	$2,314	$1,830	$1,533	$—	$45,076
Affiliates	1,596	1,018	—	69	—	5	(2,688)	—

Total	36,893	2,945	2,175	2,383	1,830	1,538	(2,688)	45,076
Capture reagent revenues:
Unaffiliated customers	7,548	934	1,534	620	98	1,206	—	11,940
Affiliates	1,696	552	—	—	—	—	(2,248)	—

Total	9,244	1,486	1,534	620	98	1,206	(2,248)	11,940
Net instrument revenues:
Unaffiliated customers	2,908	864	670	233	95	339	—	5,109
Affiliates	656	896	—	—	—	—	(1,552)	—

Total	3,564	1,760	670	233	95	339	(1,552)	5,109
Net collagen revenues:
Unaffiliated customers	1,507	—	—	—	—	—	—	1,507
Affiliates	—	—	—	—	—	—	—	—

Total	1,507	—	—	—	—	—	—	1,507

Net Sales	51,208	6,191	4,379	3,236	2,023	3,083	(6,488)	63,632

Income (loss) from operations	24,961	96	955	1,241	(91)	248	(334)	27,076

Depreciation	961	177	333	53	48	236	—	1,808
Amortization	70	—	—		15	—	—	85
Restructuring expenses	531	—	—	—	—	—	—	531
Income tax expense	9,231	34	536	473	—	11	(123)	10,162
Capital expenditures	2,404	59	199	67	22	188	—	2,939
Property & equipment, net	22,817	2,198	2,676	1,319	580	2,434	—	32,024
Total assets at period end	262,449	17,527	24,826	19,118	15,165	11,272	(50,431)	299,926

(1)	Includes Immucor US and BioArray. BioArray’s transactions are included from August 4, 2008, the date of acquisition, to August 31, 2008.
(2)	Includes Belgium, France, Portugal, Spain and UK (for fiscal 2009).

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended
	August 31, 2008	August 31, 2007
United States	$1,045	$1,355
Germany	1,681	1,276
Canada	504	411

Total net export sales	$3,230	$3,042

12.	COMMITMENTS AND CONTINGENCIES

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. On July 11, 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. The Company has been cooperating with the FTC and it intends to continue cooperating, and it is assured that the issuance of a formal CID does not indicate any dissatisfaction with its cooperation. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as filed with the SEC on July 24, 2008, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2009

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for the financial assets and liabilities in fiscal 2009 and adoption did not have a material impact on the Company’s results of operations or financial position. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2010. The Company does not believe SFAS No. 157’s provisions for nonfinancial assets and liabilities will have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 was adopted by the Company in its fiscal year beginning June 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 was effective for the Company in its fiscal year beginning June 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations or financial position.

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

Not yet adopted by the Company

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required. The Company has not yet determined the potential impact of SFAS No. 141 (R) on its consolidated financial statements.

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

In April 2008, the FASB posted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.

ITEM 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower than expected market acceptance of the Company’s new Galileo Echo instrument; lower than expected market acceptance of the molecular diagnostic products produced by BioArray; the decision of customers to defer capital spending; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in North America; product development or regulatory obstacles, including obstacles related to the development of an automated instrument for the molecular diagnostic products produced by BioArray, and regulatory approval of that platform as well as the products currently produced by BioArray; the failure to effectively integrate BioArray operations into the Company’s overall operations; the inability to hire and retain key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the inability of the Company’s Japanese and French subsidiaries to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including intellectual property infringement claims against BioArray; delays in regulatory approvals required to manufacture products previously produced in Houston; higher than expected manufacturing consolidation costs; the unexpected application of different accounting rules; and general economic conditions. In addition, the strengthening of the US Dollar versus the Euro, Canadian Dollar and Japanese Yen would adversely impact reported results. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 as filed with the SEC on July 24, 2008.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to blood transfusions. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Germany, Italy, the United Kingdom, Belgium, Spain, Portugal, France and Japan.

The U.S. Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including marketing of reagents and instruments used to detect and identify blood properties. Our industry has been very labor intensive, but in recent years it has made noticeable advances in automating certain manual processes. We believe that companies that successfully introduced new technologies and automated products have seen their profitability improve.

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In June 2007, we received FDA clearance to market our latest instrument, Echo™, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories. Echo™ uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo™, Galileo® and Capture products in the near term. Instruments and Capture products currently account for approximately 30% of our revenues.

BioArray Acquisition

On August 4, 2008, we acquired BioArray Solutions Ltd. (“BioArray”), a privately held company based in Warren, NJ for an aggregate purchase price of $115.3 million in cash, including approximately $2.5 million of acquisition-related transaction costs. We have included the financial results of BioArray in our condensed consolidated financial statements beginning August 4, 2008.

BioArray has pioneered the development of molecular diagnostic systems which enable the DNA typing (genotyping) of blood for transfusion donors and recipients. BioArray has developed, patented and introduced its BeadChip™ system for molecular medicine, which uses arrays of proprietary microparticles to analyze DNA. Its recently launched transfusion genotyping system, which has not yet received FDA approval, is currently installed in a number of leading donor and transfusion centers for research applications. In this transaction we acquired the broad intellectual property portfolio BioArray has generated through its substantial investments in research and development, including approximately 100 issued or pending patents. BioArray will continue to be based in Warren, NJ and operate under the BioArray name.

We believe that the acquisition will enable us to provide innovative molecular diagnostic solutions for the blood transfusion market that complement our current product line, and that our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes. We also believe our capabilities in providing automated platform solutions, FDA licensing experience, established distribution network and financial resources will facilitate a more rapid and extensive introduction of BioArray’s BeadChip™ products than BioArray could accomplish on its own. We also believe that this acquisition will open up broader opportunities for us in transplantation and transfusion-related applications.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray technologies in fields outside of blood transfusion and transplantation. The former equity holders of BioArray hold an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, holds a 19% ownership interest.

Performance

In fiscal 2009, we continue to focus on increasing revenue and market share and on successfully marketing the Echo™, which received FDA clearance in June 2007. As part of this effort we continue to critically examine our organizational structure and modify it where necessary. We also continue to place Galileo® instruments in the market.

As of August 31, 2008, we had received orders for a total of 586 Galileo® instruments worldwide (an increase of 12 instruments in the first quarter of fiscal 2009), including 323 in Europe, 259 in North America and 4 in Japan, and approximately 553 of these Galileo® instruments were generating reagent revenues, an increase of 16 instruments in the first quarter of fiscal 2009. In the case of our newly introduced Echo, as of August 31, 2008, we had received orders for a total of 378 Echo™ instruments worldwide (an increase of 124 instruments in the first quarter of fiscal 2009), including 67 in Europe, 304 in North America and 7 in Japan, and at least

129 of these Echo™ instruments were generating reagent revenues, an increase of approximately 38 live instruments in the first quarter of fiscal 2009.

Revenue increased by 15% during the three months ended August 31, 2008, compared to revenue earned in the corresponding period of fiscal 2008. This increase was largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology) in prior fiscal years. Incremental revenue from the acquisition of BioArray and IBG Immucor Limited (“IBG”) was insignificant.

In the first quarter of fiscal 2009, our operating expenses rose by 21% while gross profit increased by 16%, which translated into a 12% increase in net income compared to the first quarter of fiscal 2008. Expenses amounting to $2.6 million, representing approximately 65% of the increase, related to the newly acquired BioArray, IBG and Immucor France.

Business Outlook

For fiscal 2009, our primary focus will be to continue to market the new Echo to small- and medium-size customers. We will also continue to focus on placing Galileo instruments with larger customers. We are currently developing a next generation Galileo that will incorporate enhanced features and functionality. We expect to complete development and receive FDA clearance for the new Galileo by the end of calendar year 2009. Over the next few years, we expect our core business to shift gradually from being mainly a supplier of traditional reagents to being a major supplier of automated instruments that use our proprietary Capture technology and products. However, with the probable change in sales mix as more instruments are sold, it could be difficult to sustain the overall gross margins of 71% achieved in fiscal 2008 and fiscal 2007. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, there is likely to be further pressure on our overall gross margin because we are required by EITF 00-21 to expense the cost of instruments up-front and then spread the revenue over the entire periods for sales contracts with reagent price guarantees. In addition, we expect increased competition, particularly in North America, to put downward pressure on prices, thereby reducing revenues and overall gross margin.

For BioArray, the principal focus in fiscal 2009 will be the integration of BioArray operations into our overall operations, and beginning the development of an automated instrument for the molecular diagnostic products currently produced by BioArray. We do not expect BioArray to make a material contribution to revenues during fiscal 2009, and we expect to spend a significant amount during fiscal 2009 on the integration of BioArray into our overall operations and on the development of the automated instrument.

In France, the progress in establishing our presence has been slower than expected. In the first quarter of fiscal 2009, we generated revenue of $0.7 million and incurred a loss of approximately $0.8 million. We expect this trend to improve gradually during the remainder of fiscal 2009, as we continue to develop our infrastructure.

Results of Operations

	Three Months Ended		Change
	August 31, 2008	August 31, 2007	Amount	%
		($ in thousands)
Net sales	$73,176	$63,632	$9,544	15%
Gross profit	53,425	45,881	7,544	16%
Gross profit percentage	73%	72%	n/m	1%
Operating expenses	22,800	18,805	3,995	21%

Income from operations	30,625	27,076	3,549	13%
Non-operating income	247	836	(589)	-70%

Income before income tax	30,872	27,912	2,960	11%
Provision for income tax	10,916	10,162	754	7%

Net income	$19,956	$17,750	$2,206	12%

Sales improved by 15% and expenses increased by 21%, which translated into a 12% increase in net income compared to the first quarter of fiscal 2008. Operating expenses amounting to $2.6 million, representing approximately 65% of the increase, related to the newly acquired BioArray, IBG and Immucor France. Diluted earnings per share totaled $0.28 for the three-month period of fiscal 2009, as compared to diluted earnings per share of $0.25 for the corresponding period of fiscal 2008.

United States operations continue to generate the majority of our revenue and operating income. U.S. operations generated 71% and 97%, respectively, of our revenue and operating income in the three months ended August 31, 2008 compared to 74% and 92%, respectively, in the corresponding period of fiscal 2008.

Net Sales

	Three Months Ended		Change
	August 31,	August 31,
	2008	2007	Amount	%
		($ in thousands)
Traditional reagents	$49,272	$45,076	$4,196	9%
Capture products	15,174	11,940	3,234	27%
Instruments	8,579	5,109	3,470	68%
Molecular immunohematology	151	—	151	100%
Collagen	—	1,507	(1,507)	-100%

	$73,176	$63,632	$9,544	15%

Of the $9.6 million total increase in revenues in the first quarter of fiscal 2009 compared to the corresponding quarter of fiscal 2008, approximately $7.3 million came from price increases in the United States, approximately $2.0 million was attributable to the effect of the changes in the Euro, Japanese Yen and Canadian dollar exchange rates and approximately $2.5 million came from sales increases, including instrument revenues, outside the United States. These increases were offset by a reduction in volume in the United States of approximately $2.2 million.

The 9% growth in traditional reagent revenue in the three-month period ended August 31, 2008, compared to the corresponding periods of fiscal 2008 occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly 70% of our revenues. We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture products.

Sales of Capture products increased by 27% in the three-month period ended August 31, 2008, compared to the corresponding periods of fiscal 2008 mainly due to volume increases. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we continue to place more instruments in the market, we expect revenue from Capture products to continue to increase.

Revenue from instruments increased by 68% in the three-month period ended August 31, 2008, compared to the corresponding periods of fiscal 2008. Most instrument sales in the United States are recognized over the life of the underlying reagent contract, which is normally five years. In the fiscal 2009 quarter, $2.8 million of deferred revenue was recognized from previously placed instruments compared to $1.6 million recognized in the 2008 quarter, and approximately $2.1 million of instrument sales were deferred in this manner, compared to $2.9 million in the 2008 quarter. As of August 31, 2008 and August 31, 2007, deferred instrument and service revenues totaled $23.9 million and $21.4 million, respectively, which we expect to recognize over the next five years.

The sale of molecular immunohematology products produced by BioArray resulted in $0.2 million in revenue in the period from August 4, 2008, the date we acquired BioArray, through August 31, 2008.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 when our commitment to a third party expired. This action resulted in a revenue decrease of $1.5 million in the three-month period ended August 31, 2008, compared to revenue earned from these products in the corresponding periods of fiscal 2008.

Gross Margins

	Three Months Ended
	August 31, 2008		August 31, 2007		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents	$38,770	79%	$35,864	80%	$2,906
Capture products	13,157	87%	10,101	85%	3,056
Instruments	1,489	17%	(210)	-4%	1,699
Molecular immunohematology	9	6%	—	0%	9
Collagen	—	0%	126	8%	(126)

	$53,425	73%	$45,881	72%	$7,544

Our overall gross margin increased by 1% to 73% during the first quarter of fiscal 2009 from 72% achieved in the corresponding quarter of fiscal 2008. Improvements of margins in capture products and instruments were the primary contributors to the 1% improvement in overall gross margin.

Gross margins on traditional reagents remained relatively constant, decreasing only 1% to 79% during the first quarter of fiscal 2009 from 80% during the corresponding quarter of fiscal 2008, mainly due to inventory adjustments made at one of our European locations.

The gross margin on Capture products was 87% during the first quarter of fiscal 2009, compared to 85% in the corresponding period of fiscal 2008. The gross margin improvement was primarily due to price increases.

In the case of instruments, comparing gross margin from period to period can be misleading due to the method of accounting used for revenue and cost for certain types of instrument sales. Where sales contracts have price guarantee clauses, instrument costs are expensed when the sale is made, but the related revenue is deferred and recorded as income over the term of the contract. For the three-month period ended August 31, 2008, the gross margin on instruments was 17%, compared to negative 4% for the corresponding period in fiscal 2008.

Operating Expenses

	Three Months Ended
	August 31, 2008	August 31, 2007	Change
			Amount	%
		($ in thousands)
Research and development	$1,880	$2,055	$(175)	-9%
Selling and marketing	9,469	7,569	1,900	25%
Distribution	3,468	2,684	784	29%
General and administrative	7,458	5,880	1,578	27%
Restructuring expense	—	531	(531)	n/m
Amortization expense	525	86	439	510%

Total operating expenses	$22,800	$18,805	$3,995	21%

Selling and marketing expenses increased by approximately $1.9 million for the three-month period ended August 31, 2008, compared to the corresponding periods of fiscal 2008. Approximately $0.9 million of the increase is due to the addition of new affiliates in France (Immucor France), the United Kingdom (IBG) and in the US (BioArray).

Distribution expenses rose by approximately $0.8 million for the first quarter of fiscal 2009 compared to the corresponding 2008 quarter. This increase is primarily due to an increase in freight charges and other general expenses.

General and administrative expenses increased by $1.6 million in the first quarter of fiscal 2009 compared to the corresponding 2008 quarter. An increase of $1.0 million came from our new affiliates.

Amortization expense increased by approximately $0.4 million in the first quarter of fiscal 2009 compared to the corresponding 2008 quarter. This increase is due to amortizing intangibles that were acquired upon the acquisition of IBG and BioArray which took place in this quarter.

Income Taxes

The provision for income taxes increased $0.8 million in the three-month period ended August 31, 2008, compared to the corresponding periods in fiscal 2008 primarily due to higher pre-tax income. The effective income tax rate was 35.4% in the three-month period ended August 31, 2008, compared with 36.4% in the three-month period ended August 31, 2007. The effective tax rate of 35.4% for the first quarter of fiscal 2009 was positively impacted by certain provision to return true-up adjustments totaling approximately $0.4 million that will not be recurring in future quarters of the fiscal year. Excluding these adjustments, the effective tax rate for the first quarter of fiscal 2009 would have been 36.6%.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $3.0 million and $4.3 million in the three-month periods ended August 31, 2008 and 2007, respectively. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income

	Three Months Ended		Change
	August 31, 2008	August 31, 2007
			Amount
		($ in thousands)
Non-operating income	$247	$836	$(589)

The decrease in non-operating income for the three-month period of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily attributable to a decrease in interest income due to the decrease in our cash balance as a result of payment for the acquisitions of BioArray and IBG.

Net Income and Earnings per Share

Higher sales and gross profit resulted in net income of $20.0 million, up 12% from $17.8 million for the first quarter compared to the corresponding fiscal 2008 quarter. For the first quarter of fiscal 2008, diluted earnings per share were $0.28, up from $0.25 for the corresponding fiscal 2008 quarter.

Liquidity and Capital Resources

	For the Three Months Ended
	August 31, 2008	August 31, 2007
	(in thousands)
Net cash provided by operating activities	$21,560	$13,636
Net cash used in investing activities	(110,069)	(2,939)
Net cash provided by financing activities	4,015	134
Effect of exchange rate changes on cash and cash equivalents	(1,442)	396

Increase in cash and cash equivalents	$(85,936)	$11,227

Our cash and cash equivalents were $89.1 million at August 31, 2008, as compared to $175.1 million at May 31, 2008. Net cash payments for the acquisition of BioArray ($108.2 million) was the main contributing factor for the $85.9 million decrease in our cash and cash equivalents during the three-month period ended August 31, 2008.

Operating Activities—Net cash generated by operating activities was $21.6 million for the three-month period ended August 31, 2008 (the “2009 Quarter”), an increase of $8.0 million over the $13.6 million generated in the three-month period ended August 31, 2007 (the “2008 Quarter”). This $8.0 million increase in cash generated by operating activities was principally due to a reduction of approximately $5.3 million in inventory and, among other things, an increase in income taxes payable of approximately $2.7 million ($9.3 million for the 2008 Period compared to $6.6 million for the 2007 Period).

Investing Activities—For the 2009 Quarter, $110.0 million of net cash was used in investing activities, an increase of $107.1 million over $2.9 million of cash used in the 2008 Quarter. We paid $108.2 million for the acquisition of BioArray in the 2009 Quarter. For the purchase of property and equipment, we spent $1.8 million in the 2009 Quarter compared to $2.9 million spent in the 2008 Quarter.

Financing Activities—In the 2009 Quarter, net cash provided by financing activities was $4.0 million, compared to $0.1 million of net cash provided in the 2008 Quarter. During the 2009 Quarter, we had a cash outflow of $1.0 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared to a cash outflow of $5.5 million in the 2008 Quarter. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. We received $2.3 million and $1.5 million from the exercise of employee stock options in the 2009 Quarter and 2008 Quarter, respectively. We received $3.0 million and $4.3 million excess tax benefits from share-based compensation for the 2009 Quarter and 2008 Quarter, respectively.

Stock Repurchase Program

During the 2009 Quarter and 2008 Quarter, we did not repurchase any shares under our stock repurchase program. An aggregate of 1,142,056 shares were available for repurchase under the program as of August 31, 2008.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings, including a patent infringement lawsuit brought by Oxford Gene Technology IP Limited, of Oxford, England, against BioArray before we acquired BioArray. We do not believe any of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 12 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow although there will be some reduction in cash flow resulting from expenses related to the BioArray operations. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows.

There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as filed with the SEC on July 24, 2008. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at August 31, 2008, totaling $55.6 million, and at May 31, 2008, totaling $52.7 million, are net of allowances for doubtful accounts of $2.1 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during the first quarter of fiscal 2009.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Except as noted below in Part II, Item 1A, there have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2008 as filed with the SEC on July 24, 2008. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

ITEM 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal year 2009, the Company acquired BioArray Solutions, Limited. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the internal controls of BioArray. However, due to a planned major systems implementation at BioArray during the current fiscal year and as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company anticipates that BioArray will be excluded from management's annual assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2009.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as filed with the SEC on July 24, 2008, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.	Risk Factors

Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2008, as filed with the SEC on July 24, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Recent FDA market clearance of Biotest reagents is expected to adversely impact our business in the US.

In August 2008 Biotest Diagnostics Corporation, the U.S. subsidiary of German-based Biotest AG, received final FDA clearance to begin marketing its full line of traditional blood bank reagents in North America, intended for use by donor centers, reference laboratories, and hospitals for pre-transfusion blood group serology testing. Biotest has begun to aggressively market these products, which could cause us to reduce prices and/or increase marketing and other expenditures, or could result in the loss of business.

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

Protecting our intellectual property rights is costly and time consuming. We may need to initiate lawsuits to protect or enforce our patents, or litigate against third party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace. Furthermore, these lawsuits may divert the attention of our management and technical personnel.

We are, and may in the future be, subject to intellectual property rights infringement claims, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. From time to time we receive notices from, or have lawsuits filed against us by, third parties claiming that we infringe on their intellectual property rights including a current patent infringement lawsuit brought by Oxford Gene Technology IP Limited, of Oxford, England, against BioArray before we acquired BioArray. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to BioArray’s operations in the field of molecular immunohematology, may not be able to withstand third party claims, regardless of the merits of such claims.

As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to discontinue manufacturing, using, or selling particular products subject to infringement claims or develop other technology not subject to infringement claims, which could be time consuming and costly or may not be possible. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain of our practices, products or technologies that are found to be in violation of another party’s rights. We also may have to seek third-party licenses to continue certain of our existing or planned product lines, thereby incurring substantial costs related to royalty payments for such licenses, which could negatively affect our gross margins, No assurance can be given that such efforts to remediate any infringement will be successful or that licenses can be obtained on acceptable terms or that litigation will not occur.

In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. Further, any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual significance of the ruling itself.

In connection with the on-going FTC investigation, the FTC could seek to impose remedies that could have a material and adverse effect on our business.

As noted in Item 1 above, in October 2007 the Company reported that the FTC was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC generally has the power to commence administrative or federal court proceedings seeking injunctive relief or divestiture of assets. In the event that an order were to be issued requiring divestiture of significant assets or imposing other injunctive relief, our future business, financial condition and results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report. The Company did not repurchase any shares of its common stock under its stock repurchase program during the quarter ended August 31, 2008.

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

IMMUCOR, INC.

(Registrant)

Date: October 2, 2008	By:	/S/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: October 2, 2008	By:	/S/ RICHARD A. FLYNT
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.