Form 10-Q
period 2008-11-30
IMMUCOR INC
filed 2009-01-08
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 31, 2008: Common Stock, $0.10 Par Value – 70,352,077

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.	Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,302	$175,056
Trade accounts receivable, net of allowance for doubtful accounts of $1,925 at November 30, 2008 and $2,024 at May 31, 2008	55,817	52,720
Inventories	34,528	32,228
Deferred income tax assets, current portion	5,062	6,151
Prepaid expenses and other current assets	4,806	5,420

Total current assets	192,515	271,575

PROPERTY AND EQUIPMENT, Net	38,154	36,426
GOODWILL	94,334	36,758
INTANGIBLE ASSETS, Net	62,598	7,497
DEFERRED INCOME TAX ASSETS	6,978	6,996
OTHER ASSETS	884	5,698

Total assets	$395,463	$364,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,182	$7,546
Accrued expenses and other current liabilities	16,085	15,715
Income taxes payable	8,883	6,612
Deferred revenue, current portion	10,354	11,146

Total current liabilities	43,504	41,019

DEFERRED REVENUE	12,652	13,010
DEFERRED INCOME TAX LIABILITIES	1,226	1,031
OTHER LONG-TERM LIABILITIES	2,273	2,194

Total liabilities	59,655	57,254
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,329,688 and 70,136,225 shares at November 30, 2008 and May 31, 2008, respectively	7,033	7,014
Additional paid-in capital	39,472	37,325
Retained earnings	288,354	251,059
Accumulated other comprehensive income	949	12,298

Total shareholders’ equity	335,808	307,696

Total liabilities and shareholders’ equity	$395,463	$364,950

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
NET SALES	$73,021	$61,924	$146,197	$125,556
COST OF SALES	19,463	20,050	39,214	37,802

GROSS PROFIT	53,558	41,874	106,983	87,754
OPERATING EXPENSES:
Research and development	2,896	1,434	4,777	3,489
Selling and marketing	10,713	7,844	20,182	15,413
Distribution	3,549	2,646	7,017	5,330
General and administrative	7,467	6,278	14,925	12,158
Restructuring expense	—	192	—	723
Amortization expense and other	1,071	87	1,596	173

Total operating expenses	25,696	18,481	48,497	37,286

INCOME FROM OPERATIONS	27,862	23,393	58,486	50,468

NON-OPERATING INCOME (EXPENSE):
Interest income	586	1,131	1,380	2,244
Interest expense	(77)	(86)	(203)	(181)
Other, net	(1,230)	268	(1,650)	87

Total non-operating income (expense)	(721)	1,313	(473)	2,150

INCOME BEFORE INCOME TAXES	27,141	24,706	58,013	52,618
PROVISION FOR INCOME TAXES	9,803	8,542	20,718	18,704

NET INCOME	$17,338	$16,164	$37,295	$33,914

Earnings per share:
Per common share—basic	$0.25	$0.23	$0.53	$0.49

Per common share—diluted	$0.24	$0.23	$0.52	$0.48

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income*	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696
Shares issued under employee stock plan	447	45	2,923	—	—	2,968
Share-based compensation expense	—	—	2,478	—	—	2,478
Stock repurchases and retirements	(253)	(26)	(6,134)	—	—	(6,160)
Tax benefits related to share-based compensation	—	—	2,880	—	—	2,880
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(11,349)	(11,349)
Net income	—	—	—	37,295	—	37,295

Total comprehensive income						25,946

BALANCE, NOVEMBER 30, 2008	70,330	$7,033	$39,472	$288,354	$949	$335,808

*	Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	November 30, 2008	November 30, 2007
OPERATING ACTIVITIES:
Net income	$37,295	$33,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,313	4,063
Accretion of acquisition liabilities	—	90
(Profit) Loss on retirement of fixed assets	129	(20)
Provision for doubtful accounts	450	277
Share-based compensation expense	2,478	2,032
Deferred income taxes	850	(3,031)
Excess tax benefit from share-based compensation	(2,880)	(6,279)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	(7,519)	(3,776)
Income taxes	5,578	2,270
Inventories	(2,045)	(6,073)
Other assets	(2,968)	(123)
Accounts payable	156	441
Deferred revenue	(1,018)	2,769
Accrued expenses and other liabilities	(4,511)	56

Cash provided by operating activities	32,308	26,610

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,602)	(5,711)
Acquisition of businesses, net of cash acquired	(108,537)	—

Cash used in investing activities	(112,139)	(5,711)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(229)	(233)
Repurchase of common stock	(5,644)	(5,539)
Proceeds from exercise of stock options	2,452	1,794
Excess tax benefit from share-based compensation	2,880	6,279

Cash provided by (used in) financing activities	(541)	2,301

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,382)	1,027

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,754)	24,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	175,056	113,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,302	$137,778

SUPPLEMENTAL INFORMATION:
Tax paid	$14,318	$19,464
Interest paid	33	84
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$516	$498

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

The accompanying condensed consolidated financial statements present results of operations for the three and six months ended November 30, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2009, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	ACQUISITIONS

BioArray

On March 11, 2008, the Company signed an Agreement and Plan of Merger with BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, NJ. The Company completed the acquisition of BioArray on August 4, 2008. Pursuant to the agreement, the Company acquired 100% of the outstanding common stock of BioArray for an aggregate purchase price of $115.6 million, including approximately $2.8 million of acquisition-related transaction costs. The purchase consideration was paid in cash. The Company has included the financial results of BioArray in its consolidated financial statements beginning August 4, 2008.

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which has represented the Company in a number of financial transactions, including the acquisition of BioArray Solutions in August 2008. Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp. With the receipt of these fees, as of August 4, 2008 Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at this year’s annual meeting of shareholders.

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

Preliminary Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to BioArray’s net tangible and identifiable intangible assets based on their estimated fair values as of August 4, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation. The Company’s estimates and assumptions underlying the valuation are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal and contingent liabilities and deferred income tax matters and residual goodwill.

The following table details the purchase price allocation as of November 30, 2008 (in thousands):

Current assets	$8,574
Plant and equipment	1,652
Goodwill	57,385
Developed product technology	51,000
Deferred tax asset	18,963
Trademarks	1,600
Non-compete agreements	1,650

Total assets acquired	140,824
Deferred tax liability	(18,988)
Liabilities assumed	(6,210)

Net assets acquired	$115,626

As of August 4, 2008, the Company made a preliminary determination of the amount of BioArray’s operating loss carryforwards that will be available to reduce the Company’s future taxable income, based on the rules governing allowable carryforward of losses when changes in ownership occur under Internal Revenue Code Section 382. This amount, which approximates $19.0 million, is recorded as a deferred tax asset. The net operating losses will expire at various times between 2021 and 2028. The Company has acquired intangible assets, not including goodwill, totaling approximately $54.3 million in this transaction. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $19.0 million to offset the future book amortization related to these intangibles. None of the preliminary goodwill of approximately $57.4 million resulting from the acquisition of BioArray is deductible for tax purposes.

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

These discount rates were determined after consideration of the Company’s rate of return on equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at November 30, 2008 (in thousands, except years):

Intangible Asset	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed product technology	$51,000	$1,000	$50,000	17 yrs.
Trademarks	1,600	31	1,569	17 yrs.
Non-compete agreements	1,650	110	1,540	5 yrs.

	$54,250	$1,141	$53,109

Developed product technology represents the value assigned to the molecular diagnostic systems infrastructure. Trademarks represent the estimated fair value of the BioArray trademark. Non-compete agreements represent the estimated fair value of agreements with BioArray’s former management team members. Useful lives of the developed product technology and trademarks were based on estimated economic useful lives and for the non-compete agreements useful lives were based on the terms in the agreements. Intangible assets are being amortized using the straight-line method.

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

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Revenue	$73,021	$62,230	$146,513	$126,155
Net Income	$17,338	$13,406	$34,744	$28,388

Earnings per common share—basic	$0.25	$0.19	$0.49	$0.41

Earnings per common share—diluted	$0.24	$0.19	$0.49	$0.40

IBG Immucor Limited

In June 2008, with the intent to sell our products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in and the Company’s distributor for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	GOODWILL

November 30, 2008
(in thousands)
Beginning balance, May 31, 2008	$36,758
Additions:
Acquisition of IBG	2,759
Acquisition of BioArray	57,385
Foreign currency translation adjustment	(2,568)

Ending balance, November 30, 2008	$94,334

4.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	November 30, 2008			May 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(477)	$104	$581	$(472)	$109
Distribution rights	8 yrs	3,655	(2,138)	1,517	3,416	(1,921)	1,495
Customer lists	16 yrs	4,830	(1,204)	3,626	3,122	(1,022)	2,100
Non-compete agreements	5 yrs	1,650	(110)	1,540	—	—	—
Developed product technology	17 yrs	51,090	(1,045)	50,045	—	—	—
Trademarks / tradenames	17 yrs	1,614	(38)	1,576	—	—	—

Total amortizable assets		63,420	(5,012)	58,408	7,119	(3,415)	3,704
Intangible assets not subject to amortization:
Deferred licensing costs		4,190	—	4,190	3,793	—	3,793

Total non-amortizable assets		4,190	—	4,190	3,793	—	3,793

Total other intangible assets		$67,610	$(5,012)	$62,598	$10,912	$(3,415)	$7,497

The following table presents the Company’s estimate of future amortization expense for this year and each of the next four fiscal years and beyond (in thousands):

Year Ending May 31:
2009	$2,830
2010	4,149
2011	4,149
2012	4,149
2013	3,779
Thereafter	39,352

$58,408

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	November 30, 2008	May 31, 2008
	(in thousands)
Raw materials and supplies	$8,899	$7,406
Work in process	4,058	3,852
Finished goods	21,571	20,970

	$34,528	$32,228

6.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2009, in compliance with the statutory tax withholding requirements the Company either withheld from certain option exercises or reacquired from certain restricted stock holders an aggregate of 34,715 shares valued at $1.0 million. During the first quarter of fiscal 2008, the Company similarly withheld an aggregate of 206,787 shares valued at $5.5 million. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

During the first quarter of fiscal 2009 and fiscal 2008, the Company also withheld 18,600 shares and 18,609 shares, respectively, valued at $0.5 million and $0.5 million, respectively from option exercises where the election was made to pay the option exercise price by having shares withheld. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

7.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998. The Board of Directors authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock under this repurchase program.

During the six months ended November 30, 2008, 200,000 shares were repurchased in the open market under the 1998 repurchase plan for $4.7 million. The Company did not make any repurchases during the six months ended November 30, 2007. As of November 30, 2008, 8,432,944 shares had been repurchased under the program, leaving 942,056 shares available for repurchase.

8.	SHARE-BASED COMPENSATION

Plan summary

During the first six months of fiscal 2009, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of November 30, 2008, awards for 1,687,469 shares have been granted under the 2005 Plan and 1,912,531 shares are still available for future awards, of which a maximum of 1,587,770 can be awarded as restricted shares. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and six months ended November 30, 2008 and November 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Risk-free interest rate (1)	2.88%	4.05%	3.27%	5.04%
Expected volatility (2)	41.34%	40.04%	42.20%	40.25%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	—	—	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.	Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which allows a Company to continue to use the “simplified method” under certain circumstances, which the Company continues to use as the Company does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of these share-based awards.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock option activity

The options granted under the 2005 Plan during the three and six months ended November 30, 2008 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date. The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the three and six months ended November 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2008	2,449,941	$12.03
Granted (2)	678,677	$27.35
Exercised (3)	(370,717)	$7.69
Forfeited	(1,317)	$28.23
Expired	(1,848)	$23.71

Outstanding at August 31, 2008	2,754,736	$16.37	5.0	$43,650

Granted (2)	93,487	$31.10
Exercised (3)	(46,694)	$2.49
Forfeited	(33,369)	$25.55
Expired	(682)	$30.59

Outstanding at November 30, 2008	2,767,478	$16.99	4.7	$25,332

Exercisable at November 30, 2008	1,527,318	$8.51	4.3	$24,641

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money at August 31, 2008 and November 30, 2008).
2)	The weighted-average grant-date fair value of share options granted during the quarters ended November 30, 2008 and 2007 was $11.55 and $12.06, respectively. The weighted-average grant-date fair value of share options granted during the six months ended November 30, 2008 and 2007 was $10.65 and $11.59, respectively.
3)	The total intrinsic value of share options exercised during the quarters ended November 30, 2008 and 2007 was $1.2 million and $1.2 million, respectively. The total intrinsic value of share options exercised during the six months ended November 30, 2008 and 2007 was $9.6 million and $29.6 million, respectively.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the three and six months ended November 30, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2008	124,291	$21.65
Granted	57,055	26.90
Vested	(28,878)	21.07
Forfeited	(204)	17.51

Nonvested stock outstanding at August 31, 2008	152,264	$23.73

Granted	—	—
Vested	(621)	17.51
Forfeited	(5,865)	24.73

Nonvested stock outstanding at November 30, 2008	145,778	$23.72

The total fair value of restricted shares vested during both six-month periods ended November 30, 2008 and 2007 was $0.8 million.

As of November 30, 2008, there was $13.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through November 2013, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.16 years.

9.	COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended November 30, 2008 and November 30, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net income	$17,338	$16,164	$37,295	$33,914
Net foreign currency translation adjustments	(6,391)	4,031	(11,349)	5,402

Comprehensive income	$10,947	$20,195	$25,946	$39,316

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

10.	EARNINGS PER SHARE

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Numerator for basic and diluted earnings per share:
Net Income	$17,338	$16,164	$37,295	$33,914

Denominator:
For basic earnings per share
—weighted average shares basis	70,409	69,954	70,338	69,693
Effect of dilutive stock options and restricted stock	818	1,157	881	1,401

Denominator for diluted earnings per share
—adjusted weighted average shares basis	71,227	71,111	71,219	71,094

Earnings per common share—basic	$0.25	$0.23	$0.53	$0.49

Earnings per common share—diluted	$0.24	$0.23	$0.52	$0.48

The effect of 617,364 and 2,760 out-of-the-money options for the quarter ended November 30, 2008 and November 30, 2007, respectively, and 543,145 and 10,813 out-of-money options for the six months ended November 30, 2008 and 2007, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Other” segment includes the operations of Belgium, Portugal, Spain, France and the United Kingdom. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. Effective August 4, 2008, the U.S. column also includes the operations of BioArray Solutions Ltd. which was acquired during the first quarter of fiscal 2009. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Segment information for the three-month and six-month periods ended November 30, 2008 and 2007 is summarized below (in thousands).

	For the Three Months Ended November 30, 2008
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,350	$2,069	$1,881	$2,260	$1,879	$1,790	$—	$47,229
Affiliates	1,467	997	—	128	—	2	(2,594)	—

Total	38,817	3,066	1,881	2,388	1,879	1,792	(2,594)	47,229
Capture revenues:
Unaffiliated customers	10,321	1,151	1,426	889	220	2,517	—	16,524
Affiliates	1,408	741	—	—	—	—	(2,149)	—

Total	11,729	1,892	1,426	889	220	2,517	(2,149)	16,524
Net instrument revenues:
Unaffiliated customers	5,969	1,186	637	383	81	353	—	8,609
Affiliates	497	1,293	—	—	—	47	(1,837)	—

Total	6,466	2,479	637	383	81	400	(1,837)	8,609
Net molecular immunohematology revenues:
Unaffiliated customers	659	—	—	—	—	—	—	659
Affiliates	—	—	—	—	—	—	—	—

Total	659	—	—	—	—	—	—	659

Net Sales	57,671	7,437	3,944	3,660	2,180	4,709	(6,580)	73,021

Income (loss) from operations	27,100	(528)	620	1,379	125	(898)	64	27,862

Depreciation	1,423	197	343	64	43	303	—	2,373
Amortization	984	—	—	—	19	69	—	1,072
Income tax (benefit) expense	9,155	(150)	301	531	—	(65)	31	9,803
Capital expenditures	539	296	251	210	5	462	—	1,763

	For the Three Months Ended November 30, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$32,713	$2,221	$2,160	$2,536	$1,832	$1,562	$—	$43,024
Affiliates	1,364	904	—	49	—	1	(2,318)	—

Total	34,077	3,125	2,160	2,585	1,832	1,563	(2,318)	43,024
Capture revenues:
Unaffiliated customers	7,530	999	1,365	728	132	1,485	—	12,239
Affiliates	1,481	588	—	—	—	—	(2,069)	—

Total	9,011	1,587	1,365	728	132	1,485	(2,069)	12,239
Net instrument revenues:
Unaffiliated customers	3,226	1,509	623	735	62	316	—	6,471
Affiliates	217	828	—	—	—	—	(1,045)	—

Total	3,443	2,337	623	735	62	316	(1,045)	6,471
Net collagen revenues:
Unaffiliated customers	190	—	—	—	—	—	—	190
Affiliates	—	—	—	—	—	—	—	—

Total	190	—	—	—	—	—	—	190

Net Sales	46,721	7,049	4,148	4,048	2,026	3,364	(5,432)	61,924

Income (loss) from operations	21,124	(66)	684	1,438	(107)	124	196	23,393

Depreciation	1,143	183	386	59	52	259	—	2,082
Amortization	71	—	—	—	17	—	—	88
Restructuring expenses	192	—	—	—	—	—	—	192
Income tax (benefit) expense	7,955	(301)	414	377	—	25	72	8,542
Capital expenditures	1,670	103	601	19	66	313	—	2,772

	For the Six Months Ended November 30, 2008
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$74,999	$4,288	$4,654	$4,727	$3,961	$3,873	$—	$96,502
Affiliates	2,695	2,109	—	191	—	5	(5,000)	—

Total	77,694	6,397	4,654	4,918	3,961	3,878	(5,000)	96,502
Capture revenues:
Unaffiliated customers	19,122	2,392	3,146	1,592	396	5,049	—	31,697
Affiliates	3,288	1,387	—	—	—	—	(4,675)	—

Total	22,410	3,779	3,146	1,592	396	5,049	(4,675)	31,697
Net instrument revenues:
Unaffiliated customers	11,344	2,702	1,343	782	146	871	—	17,188
Affiliates	2,443	3,047	—	—	—	47	(5,537)	—

Total	13,787	5,749	1,343	782	146	918	(5,537)	17,188
Net molecular immunohematology revenues:
Unaffiliated customers	810	—	—	—	—	—	—	810
Affiliates	—	—	—	—	—	—	—	—

Total	810	—	—	—	—	—	—	810

Net Sales	114,701	15,925	9,143	7,292	4,503	9,845	(15,212)	146,197

Income (loss) from operations	55,843	(797)	2,109	2,936	48	(1,415)	(238)	58,486

Depreciation	2,686	432	748	114	85	654	—	4,719
Amortization	1,406	—	—	—	36	152	—	1,594
Income tax (benefit) expense	18,980	(233)	968	1,123	—	(51)	(69)	20,718
Capital expenditures	1,534	660	324	305	18	761	—	3,602
Property & equipment, net	27,690	2,797	2,557	1,338	393	3,379	—	38,154
Total assets at period end	475,158	14,480	24,712	20,117	17,799	19,370	(176,173)	395,463

	For the Six Months Ended November 30, 2007
	U.S.	Germany	Italy	Canada	Japan	Other	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$68,010	$4,148	$4,336	$4,850	$3,662	$3,095	$—	$88,101
Affiliates	2,960	1,921	—	118	—	6	(5,005)	—

Total	70,970	6,069	4,336	4,968	3,662	3,101	(5,005)	88,101
Capture revenues:
Unaffiliated customers	15,077	1,934	2,899	1,348	229	2,690	—	24,177
Affiliates	3,177	1,140	—	—	—	—	(4,317)	—

Total	18,254	3,074	2,899	1,348	229	2,690	(4,317)	24,177
Net instrument revenues:
Unaffiliated customers	6,134	2,373	1,293	969	158	654	—	11,581
Affiliates	874	1,724	—	—	—	—	(2,598)	—

Total	7,008	4,097	1,293	969	158	654	(2,598)	11,581
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—	—	—

Total	1,697	—	—	—	—	—	—	1,697

Net Sales	97,929	13,240	8,528	7,285	4,049	6,445	(11,920)	125,556

Income (loss) from operations	46,085	30	1,639	2,679	(199)	371	(137)	50,468

Depreciation	2,104	360	719	112	100	495	—	3,890
Amortization	141	—	—	—	32	—	—	173
Restructuring expenses	723	—	—	—	—	—	—	723
Income tax (benefit) expense	17,186	(267)	950	850	—	36	(51)	18,704
Capital expenditures	4,074	162	800	86	88	501	—	5,711
Property & equipment, net	23,535	2,276	3,120	1,351	619	2,669	—	33,570
Total assets at period end	277,972	18,602	26,539	20,602	15,609	13,391	(50,759)	321,956

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
United States	$1,209	$1,590	$2,254	$2,945
Germany	1,167	2,118	2,815	3,370
Canada	564	653	1,072	1,055

Total net export sales	$2,940	$4,361	$6,141	$7,370

12.	COMMITMENTS AND CONTINGENCIES

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

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: increased competition in the sale of instruments and reagents, particularly in North America; lower than expected demand for the Company’s instruments; lower than expected market acceptance of the molecular diagnostic products produced by BioArray; the decision of customers to defer capital spending; the inability of customers to efficiently integrate the Company’s Echo instruments into their blood banking operations; product development or regulatory obstacles, including obstacles related to the development of an automated instrument for the molecular diagnostic products produced by BioArray, and regulatory approval of that platform as well as the products currently produced by BioArray; the failure to effectively integrate BioArray operations into the Company’s overall operations; the inability to hire and retain key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the inability of the Company’s Japanese, French and United Kingdom subsidiaries to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing FTC investigation as well as intellectual property infringement claims against BioArray; the unexpected application of different accounting rules; and general economic conditions. In addition, the strengthening of the US Dollar versus any of the functional currencies in which we operate would adversely impact reported results. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 as filed with the SEC on July 24, 2008.

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

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. Our Galileo product, targeted at large hospitals and donor centers, received FDA clearance in May 2004. We are currently developing our next generation Galileo, which has a targeted release date of the end of calendar 2009. In June 2007, we received FDA clearance to market our latest instrument, Echo, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories. Echo uses Capture products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo, Galileo and Capture products in the near term. Instruments and Capture products currently account for approximately one-third of our revenues.

In fiscal 2009, we entered the field of molecular immunohematology with our purchase of BioArray Solutions.

BioArray Acquisition

On August 4, 2008, we acquired BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, NJ for an aggregate purchase price of $115.6 million in cash, including approximately $2.8 million of acquisition-related transaction costs. We have included the financial results of BioArray in our condensed consolidated financial statements beginning August 4, 2008.

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

Our acquisition of BioArray provides a new, strategic growth market for the Company. We believe that the acquisition will enable us to provide innovative molecular diagnostic solutions for the blood transfusion market that complement our current product line. Our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes. We also believe our capabilities in providing automated platform solutions, FDA licensing experience, established distribution network and financial resources will facilitate a more rapid and extensive introduction of BioArray’s BeadChip™ products than BioArray could accomplish on its own. We also believe that this acquisition will open up broader opportunities for us in transplantation and transfusion-related applications.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray’s technologies in fields outside of blood transfusion and transplantation. The former equity holders of BioArray hold an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, holds a 19% ownership interest.

Performance

	Three Months Ended		Change		Six Months Ended		Change
	November 30, 2008	November 30, 2007	Amount	%	November 30, 2008	November 30, 2007	Amount	%
	($ in thousands)				($ in thousands)
Net sales	$73,021	$61,924	$11,097	18%	$146,197	$125,556	$20,641	16%
Gross margin	53,558	41,874	11,684	28%	106,983	87,754	19,229	22%
Gross margin percentage	73.3%	67.6%			73.2%	69.9%
Operating expenses	25,696	18,481	7,215	39%	48,497	37,286	11,211	30%

Income from operations	27,862	23,393	4,469	19%	58,486	50,468	8,018	16%
Non-operating income (expense)	(721)	1,313	(2,034)	-155%	(473)	2,150	(2,623)	-122%

Income before income tax	27,141	24,706	2,435	10%	58,013	52,618	5,395	10%
Provision for income tax	9,803	8,542	1,261	15%	20,718	18,704	2,014	11%

Net income	$17,338	$16,164	$1,174	7%	$37,295	$33,914	$3,381	10%

Earnings per share:
Per common share—basic	$0.25	$0.23	$0.02	9%	$0.53	$0.49	$0.04	8%

Per common share—diluted	$0.24	$0.23	$0.01	4%	$0.52	$0.48	$0.04	8%

Revenue increased by 18% and 16% during the three-month and six-month periods ended November 30, 2008, respectively, compared to revenue earned in the corresponding periods of fiscal 2008. This increase was largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology) in prior fiscal years.

In the second quarter of fiscal 2009, our operating expenses rose by 39%, while gross profit increased by 28%, which translated into a 7% increase in net income compared to the second quarter of fiscal 2008. In the six months ended November 30, 2008, our operating expenses rose by 30%, while gross profit increased by 22%, which translated into a 10% increase in net income compared to the corresponding period of fiscal 2008. For the three- and six-month periods ended November 30, 2008, the increases in operating expenses were primarily related to the newly acquired BioArray as well as our new operations in the United Kingdom and France, markets in which we used to sell through distributors but are now selling directly to the end users (e.g., hospitals).

United States operations, excluding molecular immunohematology, continue to generate the majority of our revenue and operating income.

As of November 30, 2008, we had received orders for a total of 602 Galileo instruments worldwide (an increase of 16 instruments in the second quarter of fiscal 2009), including 334 in Europe, 264 in North America and 4 in Japan, and approximately 559 of these Galileo instruments were generating reagent revenues. In the case of Echo, as of November 30, 2008, we had received orders for a total of 430 Echo instruments worldwide (an increase of 52 instruments in the second quarter of fiscal 2009), including 87 in Europe, 335 in North America and 8 in Japan, and at least 193 of these Echo instruments were generating reagent revenues.

Business Outlook

For fiscal 2009, our primary focus will be to continue to market the new Echo, which received FDA clearance in June 2007 to small- and medium-size customers. We will also continue to focus on placing Galileo instruments with larger customers. We are currently developing a next generation Galileo that will incorporate enhanced features and functionality. We expect to complete development and receive FDA clearance for the new Galileo by the end of calendar year 2009.

We continue to focus on driving automation in the blood bank. In the future, we expect the product mix of our revenue to shift gradually from traditional reagents to automated instruments and our proprietary Capture reagents used by our automated instruments. This change in sales mix may impact our gross margins during periods of heavy instrument sales if such sales are made on a traditional capital purchase basis versus a rental basis. In traditional capital purchases, we are required by EITF 00-21 to expense the cost of instruments up-front and then spread the revenue over the entire contract period for sales contracts with reagent price guarantees. In rental arrangements, both the expense and revenue are spread over the rental contract period, resulting in improved margins. Capture reagents have a higher margin than traditional reagents, which may help offset any margin pressure resulting from instrument sales made on a capital purchase basis. In addition, we expect increased competition, particularly in North America as a new competitor has entered the market, which may result in pricing pressure.

In BioArray, we are making an investment in a new, strategic product for the Company. Our principal focus for BioArray in fiscal 2009 will be the integration of BioArray operations into our overall operations, as well as beginning the development of an automated instrument for the molecular diagnostic products that enhances the capabilities of BioArray’s current market-leading technology. From a sales standpoint, in the near term, as we develop our next generation automated instrument, our focus in the U.S. for the current BioArray instrument is on increasing the volume of routine tests performed in its installed base in the U.S. and our focus in Europe will be on selling instruments as BioArray was previously not in the market. We do not expect BioArray to make a material contribution to revenues in the near term, and we expect to spend a significant amount during fiscal 2009 on the development of the next generation automated instrument.

In France and the United Kingdom, we have taken steps to enable us to sell directly to the end users (e.g., hospitals). These locations operated at a loss for both the three- and six-month periods ended November 30, 2008. We expect fiscal 2009 to be an investment year in these markets with trends improving in fiscal 2010.

Results of Operations

Net Sales

	Three Months Ended		Change		Six Months Ended		Change
	November 30, 2008	November 30, 2007			November 30, 2008	November 30, 2007
			Amount	%			Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$47,229	$43,024	$4,205	10%	$96,502	$88,101	$8,401	10%
Capture products	16,524	12,239	4,285	35%	31,697	24,177	7,520	31%
Instruments	8,609	6,471	2,138	33%	17,188	11,581	5,607	48%
Molecular immunohematology	659	—	659	100%	810	—	810	100%
Collagen	—	190	(190)	-100%	—	1,697	(1,697)	-100%

	$73,021	$61,924	$11,097	18%	$146,197	$125,556	$20,641	16%

Of the $11.1 million total increase in revenues in the second quarter of fiscal 2009 compared with the prior year period, approximately $7.6 million came from price increases and approximately $2.7 million came from instrument volume increases in the

United States. Approximately $1.2 million of the increase in revenues came from sales increases, including instrument revenues, outside the United States and approximately $0.7 million of the increase came from the sale of molecular immunohematology products produced by BioArray. These increases were offset by a reduction of approximately $1.1 million which was attributable to foreign currency translation.

Of the $20.6 million total increase in revenues in the six-month period ended November 30, 2008 compared to the corresponding period of fiscal 2008, approximately $15.0 million came from price increases and approximately $5.2 million came from instrument volume increases in the United States. Approximately $3.7 million of the increase in revenues came from sales increases, including instrument revenues, outside the United States and approximately $0.8 million of the increase came from the sale of molecular immunohematology products produced by BioArray. Additionally, approximately $0.9 million of the increase was attributable to foreign currency translation. These increases were offset by a reduction of $3.3 million related to reduced reagent volumes. Also, during the second quarter of fiscal 2008, we discontinued manufacturing collagen products when our commitment to a third party expired. This action resulted in a revenue decrease of $1.7 million in the first six months of fiscal 2009 when compared to the prior year period.

The 10% growth in traditional reagent revenue in the three-month and six-month periods ended November 30, 2008, compared to the corresponding periods of fiscal 2008 occurred mainly as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly two-thirds of our revenues. We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture reagent products.

Sales of Capture reagent products increased by 35% in the three-month period ended November 30, 2008, compared to the corresponding period of fiscal 2008. For the six month period ended November 30, 2008, sales of Capture products increased 31% compared to the corresponding period of fiscal 2008. Approximately 70% of the second quarter and year-to-date increase related to increased volume, in part as a result of our new affiliates in France and the United Kingdom. The remainder of the period-over-period increases was attributable to increased prices. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we continue to place more instruments in the market, we expect revenue from Capture products to continue to increase.

Revenue from instruments increased by 33% and 48% in the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract, which is normally five years. In the second quarter of fiscal 2009, $2.8 million of deferred revenue was recognized from previously placed instruments compared to $2.1 million recognized in the second quarter of fiscal 2008, and approximately $2.6 million of instrument sales were deferred in this manner, compared to $3.3 million in the 2008 quarter. In the first six months of fiscal 2009, $5.7 million of deferred revenue was recognized from previously placed instruments compared to $3.7 million recognized in the corresponding period of fiscal 2008, and in the 2009 fiscal period, approximately $4.7 million of instrument sales were deferred in this manner, compared to $6.1 million in the corresponding 2008 period. As of November 30, 2008 and November 30, 2007, deferred instrument and service revenues totaled $23.0 million and $22.6 million, respectively, which we expect to recognize over the next five years.

The sale of molecular immunohematology products produced by BioArray resulted in $0.7 million in revenue during the second fiscal quarter of 2009 and $0.8 million in revenue in the period from August 4, 2008, the date we acquired BioArray, through November 30, 2008.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 when our commitment to a third party expired. This action resulted in a revenue decrease of $0.2 million and $1.7 million in the three-month and six-month periods ended November 30, 2008, respectively, compared to revenue earned from these products in the corresponding periods of fiscal 2008.

Gross Margins

	Three Months Ended				Change
	November 30, 2008		November 30, 2007
	Amount	Margin %	Amount	Margin %	Amount
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents	$38,169	80.8%	$32,153	74.7%	$6,016
Capture products	13,987	84.6%	10,335	84.4%	3,652
Instruments	1,118	13.0%	(505)	-7.8%	1,623
Molecular immunohematology	284	43.1%	—	0.0%	284
Collagen	—	0.0%	(109)	-57.4%	109

	$53,558	73.3%	$41,874	67.6%	$11,684

	Six Months Ended				Change
	November 30, 2008		November 30, 2007
	Amount	Margin %	Amount	Margin %	Amount
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents	$76,939	79.7%	$68,016	77.2%	$8,923
Capture products	27,144	85.6%	20,436	84.5%	6,708
Instruments	2,607	15.2%	(715)	-6.2%	3,322
Molecular immunohematology	293	36.2%	—	0.0%	293
Collagen	—	0.0%	17	1.0%	(17)

	$106,983	73.2%	$87,754	69.9%	$19,229

For the three months ended November 30, 2008, our overall gross margin increased to 73.3% from 67.6% achieved in the corresponding quarter of fiscal 2008, primarily due to improvements of margins in traditional reagents and instruments.

For the six months ended November 30, 2008, our overall gross margin increased to 73.2% from 69.9% achieved in the corresponding period of fiscal 2008, primarily due to improvements of margins in traditional reagents and instruments.

For the three months ended November 30, 2008, gross margins on traditional reagents increased to 80.8% from 74.7% during the corresponding quarter of fiscal 2008. For the six months ended November 30, 2008, gross margins on traditional reagents increased to 79.7% from 77.2% during the corresponding period of fiscal 2008. Margin improvements in both current year periods were primarily due to increased pricing as well as more favorable manufacturing variances when compared to prior year periods.

The gross margins on Capture products were in line with the prior year for both the three- and six-month periods. Capture gross margins were 84.6% and 85.6% in the three- and six-month periods ended November 30, 2008, respectively, compared to 84.4% and 84.5% in the corresponding periods in fiscal 2008.

For the three-month and six-month periods ended November 30, 2008, the gross margin on instruments was 13.0% and 15.2%, respectively, compared to negative 7.8% and negative 6.2%, respectively, for the corresponding periods in fiscal 2008. The gross margin improvement in both current year periods was primarily due to more instruments expensed in the prior year than in the current year. Where sales contracts have reagent price guarantee clauses, instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract.

Operating Expenses

	Three Months Ended				Six Months Ended
	November 30, 2008	November 30, 2007	Change		November 30, 2008	November 30, 2007	Change
			Amount	%			Amount	%
		($ in thousands)				($ in thousands)
Research and development	$2,896	$1,434	$1,462	102%	$4,777	$3,489	$1,288	37%
Selling and marketing	10,713	7,844	2,869	37%	20,182	15,413	4,769	31%
Distribution	3,549	2,646	903	34%	7,017	5,330	1,687	32%
General and administrative	7,467	6,278	1,189	19%	14,925	12,158	2,767	23%
Restructuring expense	—	192	(192)	-100%	—	723	(723)	-100%
Amortization expense	1,071	87	984	1131%	1,596	173	1,423	823%

Total operating expenses	$25,696	$18,481	$7,215	39%	$48,497	$37,286	$11,211	30%

Research and development expenses increased by approximately $1.5 million and $1.3 million for the three- and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008. The increase for both current year periods is primarily due to the acquisition of BioArray, which took place in the first quarter of this fiscal year.

Selling and marketing expenses increased by approximately $2.9 million and $4.8 million for the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008. The increases for the three-month and six-month periods were primarily due to the addition of new affiliates in France, the United Kingdom and BioArray as well as higher sales commissions in the U.S.

Distribution expenses rose by approximately $0.9 million and $1.7 million for the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008. This increase is primarily due to an increase in freight charges and other general expenses.

General and administrative expenses increased by $1.2 million and $2.8 million for the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008, primarily due to the addition of BioArray and our affiliate in the United Kingdom.

Amortization expense increased by approximately $0.9 million and $1.4 million for the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods of fiscal 2008. This increase is due to intangibles that were acquired upon the acquisition of BioArray and our affiliate in the United Kingdom, which took place in the first quarter of this fiscal year.

Income Taxes

The provision for income taxes increased $1.3 million and $2.0 million in the three-month and six-month periods ended November 30, 2008, respectively, compared to the corresponding periods in fiscal 2008 primarily due to higher pre-tax income. The effective income tax rate was 36.1% and 35.7% in the three-month and six-month periods ended November 30, 2008, respectively, compared with 34.6% and 35.5% in the three-month and six-month periods ended November 30, 2007, respectively.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $2.9 million and $6.3 million in the six-month periods ended November 30, 2008 and 2007, respectively. No benefit was realized in the three month period ended November 30, 2008 compared to $1.9 million realized in the corresponding period in fiscal 2008. As required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income

	Three Months Ended		Change	Six Months Ended		Change
	November 30, 2008	November 30, 2007		November 30, 2008	November 30, 2007
			Amount			Amount
		($ in thousands)			($ in thousands)
Non-operating income (expense)	$(721)	$1,313	$(2,034)	$(473)	$2,150	$(2,623)

The decrease in non-operating income for the three-month and six-month periods of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily attributable to foreign exchange losses as well as a decrease in interest income due to the decrease in our cash balance as a result of the acquisitions made in the first quarter of fiscal 2009 and a decrease in interest rates.

Net Income and Earnings per Share

Higher sales and gross profit resulted in net income of $17.3 million, up 7% from $16.2 million for the second quarter compared to the corresponding fiscal 2008 quarter, and for the six-month period ended November 30, 2008, higher sales and gross profit resulted in net income of $37.3 million, up 10% from $33.9 million for the corresponding fiscal 2008 period. For the second quarter of fiscal 2008, diluted earnings per share were $0.24, up from $0.23 for the corresponding fiscal 2008 quarter. For the six-month period ended November 30, 2008, diluted earnings per share were $0.52, up from $0.48 for the corresponding fiscal 2008 period.

Liquidity and Capital Resources

	For the Six Months Ended
	November 30, 2008	November 30, 2007
	(in thousands)
Net cash provided by operating activities	$32,308	$26,610
Net cash used in investing activities	(112,139)	(5,711)
Net cash provided by (used in) financing activities	(541)	2,301
Effect of exchange rate changes on cash and cash equivalents	(2,382)	1,027

Increase (decrease) in cash and cash equivalents	$(82,754)	$24,227

Our cash and cash equivalents were $92.3 million at November 30, 2008, as compared to $175.1 million at May 31, 2008. The decrease in our cash position was primarily due to net cash payments of $108.5 million for the acquisition of BioArray.

Operating Activities—Net cash generated by operating activities was $32.3 million for the six-month period ended November 30, 2008 (the “2009 Period”), an increase of $5.7 million over the $26.6 million generated in the six-month period ended November 30, 2007 (the “2008 Period”). This $5.7 million increase in cash generated by operating activities was principally due to an increase of $3.4 million in net income for the 2009 Period compared to the 2008 Period.

Investing Activities—For the 2009 Period, $112.1 million of net cash was used in investing activities, an increase of $106.4 million over $5.7 million of cash used in the 2008 Period. We paid $108.5 million for the acquisition of BioArray in the 2009 Period. For the purchase of property and equipment, we spent $3.6 million in the 2009 Period compared to $5.7 million spent in the 2008 Period.

Financing Activities—In the 2009 Period, net cash used in financing activities was $0.5 million, compared to $2.3 million of net cash provided in the 2008 Period. During the 2009 Period, we had a cash outflow of $1.0 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared to a cash outflow of $5.5 million in the 2008 Period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. Additionally, we utilized $4.7 million to repurchase shares of our common stock during the 2009 Period. We received $2.5 million and $1.8 million from the exercise of employee stock options in the 2009 Period and 2008 Period, respectively. We received $2.9 million and $6.3 million excess tax benefits from share-based compensation for the 2009 Period and 2008 Period, respectively.

Stock Repurchase Program

During the three and six months ended November 30, 2008, 200,000 shares were repurchased in the open market under the 1998 repurchase plan for $4.7 million. The Company did not make any repurchases during the six months ended November 30, 2007. As of November 30, 2008, 8,432,944 shares had been repurchased under the program, leaving 942,056 shares available for repurchase.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We have been involved in certain legal proceedings, including a recently-settled patent infringement lawsuit against BioArray by Oxford Gene Technology IP Limited. We do not believe any of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 12 to the condensed consolidated financial statements.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2008, totaling $55.8 million, and at May 31, 2008, totaling $52.7 million, are net of allowances for doubtful accounts of $1.9 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during the second quarter of fiscal 2009.

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

ITEM 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal year 2009, the Company acquired BioArray Solutions, Ltd. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the internal controls of BioArray. However, due to a planned major systems implementation at BioArray during the current fiscal year and as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company anticipates that BioArray will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.

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

Increased competition in the United States.

In calendar 2008, a new competitor entered the traditional blood bank reagent market in the United States. Their reagent products are intended for use by donor centers, reference laboratories, and hospitals for pre-transfusion blood group serology testing. The new market entrant has begun to aggressively market these products, which could cause us to reduce prices and/or increase marketing and other expenditures, or could result in the loss of business, all of which could reduce revenues and profitability.

Gross margin volatility.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, reagent product mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace and experience increased instrument sales as a result, the probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, there is likely to be further pressure on our overall gross margin because EITF 00-21 requires that, for sales made on a capital purchase basis, the cost of the instrument be expensed upfront and the corresponding revenue be spread over the entire sales contract period for sales contracts with reagent price guarantees. For our reagent products, margins vary depending upon the product with rarer products demanding much higher prices, and therefore, higher margins. Depending upon the sales mix of these products, margins could vary significantly from period to period. Our reagent products are manufactured in house. Margins for these products could be impacted based upon costs of raw materials, labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

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

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. From time to time we receive notices from, or have lawsuits filed against us by, third parties claiming that we infringe on their intellectual property rights, including a recently-settled patent infringement lawsuit against BioArray by Oxford Gene Technology IP Limited. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to BioArray’s operations in the field of molecular immunohematology, may not be able to withstand third party claims, regardless of the merits of such claims.

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

As noted in Item 1 above, in October 2007 the Company reported that the FTC was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC generally has the power to commence administrative or federal court proceedings seeking a variety of remedies, including injunctive relief, divestiture of assets and disgorgement of profits. The imposition of any of those remedies could have a materially adverse impact on our business, financial condition and results of operations.

Declining global economic conditions may have a material adverse impact on our results.

Immucor is a global company with operations in North America, Europe and Japan and customers around the world. General economic conditions impact our customers, particularly hospitals. For our instruments that are primarily sold on a capital purchase basis, reduced capital budgets that result from negative economic conditions could result in lower instrument sales, which would negatively impact our future revenue, profitability and cash flow. A shift from capital purchases to rentals, which require no upfront cash outlay, could negatively impact our cash flow in the near term. Capital budget constraints could slow our progress in driving automation in both our customer base and the blood banking industry as a whole, which could negatively impact our future revenues, profitability and cash flow.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase program during the quarter ended November 30, 2008 as indicated in the table below:

Period	Shares Purchased	Average Price Per Share	Shares Purchased to Date as Part of Publicly Announced Plan	Maximum # of Shares Available to Purchase Under the Plan
September 1-30, 2008	—	$—	8,232,944	1,142,056
October 1-31, 2008	200,000	$23.40	8,432,944	942,056
November 1-30, 2008	—	$—	8,432,944	942,056

The Company instituted a stock repurchase program in June 1998. The Board of Directors authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock under this repurchase program. As of November 30, 2008, 8,432,944 shares had been repurchased under the program, leaving 942,056 shares available for repurchase. The Company’s stock repurchase program does not have an expiration date.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 13, 2008. The following is a summary of the matters voted on at that meeting:

The shareholders voted on the election of nine directors, all incumbent directors of the Company, to serve until the Company’s next Annual Meeting of Shareholders or until their successors are duly elected and qualified. Each of these directors was elected by the affirmative vote of a plurality of the votes cast at the Annual Meeting. The number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
James F. Clouser	66,309,445	127,797
Dr. Gioacchino De Chirico	63,571,250	2,862,992
Ralph A. Eatz	63,435,034	3,002,208
Dr. Jack Goldstein	63,432,473	3,004,769
Hiroshi Hoketsu	46,407,478	20,029,764
Dr. Paul V. Holland	66,298,420	138,822
Ronny B. Lancaster	63,447,432	2,989,810
Chris E. Perkins	66,309,602	127,640
Joseph E. Rosen	63,575,350	2,861,892

At the Annual Meeting, the shareholders also voted to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2009. The number of shares cast for, votes cast against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	66,353,413
Votes Against	55,928
Abstentions	27,900
Broker Non-votes	0

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.

(Registrant)

Date: January 8, 2009	By:	/S/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: January 8, 2009	By:	/S/ RICHARD A. FLYNT
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.