Form 10-Q
period 2009-02-28
IMMUCOR INC
filed 2009-04-07
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2009

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

As of March 31, 2009: Common Stock, $0.10 Par Value – 70,437,441

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.	Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,425	$175,056
Trade accounts receivable, net of allowance for doubtful accounts of $2,308 at February 28, 2009 and $2,024 at May 31, 2008	56,258	52,720
Inventories	35,607	32,228
Deferred income tax assets, current portion	3,822	6,151
Prepaid expenses and other current assets	4,780	5,420

Total current assets	213,892	271,575

PROPERTY AND EQUIPMENT, Net	40,108	36,426
GOODWILL	93,792	36,758
INTANGIBLE ASSETS, Net	61,294	7,497
DEFERRED INCOME TAX ASSETS	7,606	6,996
OTHER ASSETS	851	5,698

Total assets	$417,543	$364,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,220	$7,546
Accrued expenses and other current liabilities	15,368	15,715
Income taxes payable	8,789	6,612
Deferred revenue, current portion	10,748	11,146

Total current liabilities	44,125	41,019

DEFERRED REVENUE	12,428	13,010
DEFERRED INCOME TAX LIABILITIES	1,177	1,031
OTHER LONG-TERM LIABILITIES	2,241	2,194

Total liabilities	59,971	57,254
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,502,194 and 70,136,225 shares at February 28, 2009 and May 31, 2008, respectively	7,050	7,014
Additional paid-in capital	42,847	37,325
Retained earnings	307,810	251,059
Accumulated other comprehensive income (loss)	(135)	12,298

Total shareholders’ equity	357,572	307,696

Total liabilities and shareholders’ equity	$417,543	$364,950

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
NET SALES	$75,309	$67,029	$221,506	$192,585
COST OF SALES (exclusive of amortization shown separately below)	21,520	18,688	60,734	56,489

GROSS PROFIT	53,789	48,341	160,772	136,096
OPERATING EXPENSES:
Research and development	2,777	1,522	7,553	5,011
Selling and marketing	9,355	7,605	29,537	23,019
Distribution	3,309	2,881	10,326	8,212
General and administrative	7,979	7,228	22,905	19,385
Restructuring expense	—	(77)	—	646
Amortization expense and other	1,071	88	2,667	261

Total operating expenses	24,491	19,247	72,988	56,534

INCOME FROM OPERATIONS	29,298	29,094	87,784	79,562

NON-OPERATING INCOME (EXPENSE):
Interest income	427	1,260	1,808	3,504
Interest expense	(42)	(111)	(245)	(292)
Other, net	(312)	(14)	(1,964)	73

Total non-operating income (expense)	73	1,135	(401)	3,285

INCOME BEFORE INCOME TAXES	29,371	30,229	87,383	82,847
PROVISION FOR INCOME TAXES	9,914	10,963	30,632	29,667

NET INCOME	$19,457	$19,266	$56,751	$53,180

Earnings per share:
Per common share—basic	$0.28	$0.28	$0.81	$0.76

Per common share—diluted	$0.27	$0.27	$0.80	$0.75

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)*	Total Shareholders’ Equity
	Shares	Amount
BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696
Shares issued under employee stock plan	619	62	3,560	—	—	3,622
Share-based compensation expense	—	—	3,749	—	—	3,749
Stock repurchases and retirements	(253)	(26)	(6,134)	—	—	(6,160)
Tax benefits related to share-based compensation	—	—	4,347	—	—	4,347
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(12,433)	(12,433)
Net income	—	—	—	56,751	—	56,751

Total comprehensive income						44,318

BALANCE, FEBRUARY 28, 2009	70,502	$7,050	$42,847	$307,810	$(135)	$357,572

*	Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	February 28, 2009	February 29, 2008
OPERATING ACTIVITIES:
Net income	$56,751	$53,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,582	6,182
Accretion of acquisition liabilities	—	138
Loss on retirement of fixed assets	230	326
Provision for doubtful accounts	905	305
Share-based compensation expense	3,749	3,041
Deferred income taxes	1,453	(3,038)
Excess tax benefit from share-based compensation	(4,347)	(6,629)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	(8,689)	(3,892)
Income taxes	6,706	6,210
Inventories	(3,374)	(2,991)
Other assets	(4,730)	(256)
Accounts payable	1,338	(2,181)
Deferred revenue	(673)	4,880
Accrued expenses and other liabilities	(4,868)	(1,181)

Cash provided by operating activities	54,033	54,094

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,088)	(8,562)
Acquisition of businesses, net of cash acquired	(108,659)	—

Cash used in investing activities	(114,747)	(8,562)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	(213)	(310)
Repurchase of common stock	(5,644)	(5,549)
Proceeds from exercise of stock options	3,107	2,180
Excess tax benefit from share-based compensation	4,347	6,629

Cash provided by financing activities	1,597	2,950

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,514)	1,818

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,631)	50,300
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	175,056	113,551

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,425	$163,851

SUPPLEMENTAL INFORMATION:
Tax paid	$22,481	$26,482
Interest paid	37	117
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$516	$498

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

The accompanying condensed consolidated financial statements present results of operations for the three and nine months ended February 28, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2009, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	ACQUISITIONS

BioArray

On March 11, 2008, the Company signed an Agreement and Plan of Merger with BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, NJ. The Company completed the acquisition of BioArray on August 4, 2008. Pursuant to the agreement, the Company acquired 100% of the outstanding common stock of BioArray for an aggregate purchase price of $115.7 million, including approximately $2.9 million of acquisition-related transaction costs. The purchase consideration was paid in cash. The Company has included the financial results of BioArray in its consolidated financial statements beginning August 4, 2008.

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which has represented the Company in a number of financial transactions, including the acquisition of BioArray Solutions in August 2008. Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp. With the receipt of these fees, as of August 4, 2008, Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at this year’s annual meeting of shareholders.

BioArray is a pioneer in the field of molecular immunohematology or the DNA analysis of blood for the purposes of transfusions. Through the development of technologies supported by approximately 100 issued or pending patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to quantitative DNA and protein analysis.

Using this technology platform, BioArray developed complete assay solutions called the BeadChipTM system. The BeadChip system includes BeadChips featuring proprietary array designs as well as an automated Array Imaging System with “snapshot” image acquisition and the ImageStudioTM suite of integrated image analysis programs. The resulting integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. The Company believes this versatility makes the BeadChip format ideally suited to a wide scope of applications.

As of the acquisition date, the BeadChip system was being sold to and used by a number of customers for research only purposes, which does not require FDA approval. The Company, after the acquisition was finalized, began the process of developing an automated instrument for the further commercialization of the BioArray solution. Although not required for research only use, Immucor expects to seek FDA and CE Mark approval once the automated instrument is developed to facilitate the wider commercialization of the product.

Immucor believes that molecular immunohematology will revolutionize future blood bank operations. Immucor’s acquisition of BioArray provides new, strategic growth markets for the Company in both its current market of transfusion, through an offering complementary to its current product offerings, as well as the potential new market of transplantation. The purchase price for BioArray, and the resulting goodwill, reflects the significant growth opportunities that both companies believe BioArray’s technology and the combination of the companies’ complementary strengths represents for future growth.

Immucor’s leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow the combined company to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes. Immucor also believes its proven strength in developing automated instruments combined with its FDA licensing and CE Mark process experience, its established distribution network, its sales and marketing capabilities as well as its financial resources will generate enhanced long-term growth opportunities for the commercialization of BioArray’s BeadChip system.

The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of August 4, 2008. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray’s technology in fields outside of blood transfusion and transplantation. The former equity holders of BioArray received an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, received a 19% ownership interest. In the allocation of the BioArray purchase price, no value was allocated to Immucor’s interest in the new company.

Preliminary Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to BioArray’s net tangible and identifiable intangible assets based on their estimated fair values as of August 4, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation. The Company’s estimates and assumptions underlying the valuation are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal liabilities and deferred income tax matters and residual goodwill.

The following table details the purchase price allocation as of February 28, 2009 (in thousands):

Current assets	$8,546
Plant and equipment	1,533
Goodwill	57,311
Developed product technology	51,000
Deferred tax asset	18,963
Trademarks	1,600
Non-compete agreements	1,650

Total assets acquired	140,603
Deferred tax liability	(18,988)
Liabilities assumed	(5,894)

Net assets acquired	$115,721

As of August 4, 2008, the Company made a preliminary determination of the amount of BioArray’s operating loss carryforwards that will be available to reduce the Company’s future taxable income, based on the rules governing allowable carryforward of losses when changes in ownership occur under Internal Revenue Code Section 382. This amount, which approximates $19.0 million, is recorded as a deferred tax asset. The net operating losses will expire at various times between 2021 and 2028. The Company has acquired intangible assets, not including goodwill, totaling approximately $54.3 million in this transaction. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $19.0 million to offset the future book amortization related to these intangibles. None of the preliminary goodwill of approximately $57.3 million resulting from the acquisition of BioArray is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of BioArray’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates used to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.5% to 15%. These discount rates were determined after consideration of the Company’s rate of return on equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at February 28, 2009 (in thousands, except years):

Intangible Asset	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed product technology	$51,000	$1,750	$49,250	17 yrs.
Trademarks	1,600	55	1,545	17 yrs.
Non-compete agreements	1,650	193	1,457	5 yrs.

	$54,250	$1,998	$52,252

Developed product technology represents the value assigned to BioArray’s technology platform, the BeadChip system. The BeadChip system is sold as a product platform that has a number of applications. It was not possible to identify income streams associated with the various technologies within the portfolio. As such, the asset was valued as a single portfolio of technologies. The valuation was developed based upon the projected future cash flows and other valuation factors attributable to anticipated future sales of the BeadChip system. Immucor is in the process of developing an automated instrument to further commercialize the BeadChip system. This project was started post-acquisition. While there is some risk that the FDA licensing or CE Mark process for the future automated instrument would not be successful, Immucor did not consider this regulatory risk to be significant enough to classify the technology portfolio that comprises the BeadChip system as in-process research and development.

Trademarks represent the estimated fair value of the BioArray trademark. Non-compete agreements represent the estimated fair value of agreements with BioArray’s former management team members. Useful lives of the developed product technology and trademarks were based on estimated economic useful lives and the non-compete agreements useful lives were based on the terms in the agreements. Intangible assets are being amortized using the straight-line method.

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

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Immucor and BioArray, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of Immucor and BioArray. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of BioArray’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information presented below (in thousands, except per share data) does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenue	$75,309	$67,452	$221,822	$193,607
Net Income	$19,457	$16,271	$54,201	$44,659

Earnings per common share—basic	$0.28	$0.23	$0.77	$0.64

Earnings per common share—diluted	$0.27	$0.23	$0.76	$0.63

IBG Immucor Limited

In June 2008, with the intent to sell our products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in, and the Company’s distributor for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	GOODWILL

February 28, 2009
(in thousands)
Beginning balance, May 31, 2008	$36,758
Additions:
Acquisition of IBG	2,791
Acquisition of BioArray	57,311
Foreign currency translation adjustment	(3,068)

Ending balance, February 28, 2009	$93,792

4.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	February 28, 2009			May 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(479)	$102	$581	$(472)	$109
Distribution rights	8 yrs	3,655	(2,246)	1,409	3,416	(1,921)	1,495
Customer lists	16 yrs	4,685	(1,269)	3,416	3,122	(1,022)	2,100
Non-compete agreements	5 yrs	1,650	(193)	1,457	—	—	—
Developed product technology	17 yrs	51,084	(1,813)	49,271	—	—	—
Trademarks / tradenames	17 yrs	1,613	(65)	1,548	—	—	—

Total amortizable assets		63,268	(6,065)	57,203	7,119	(3,415)	3,704
Intangible assets not subject to amortization:
Deferred licensing costs		4,091	—	4,091	3,793	—	3,793

Total non-amortizable assets		4,091	—	4,091	3,793	—	3,793

Total other intangible assets		$67,359	$(6,065)	$61,294	$10,912	$(3,415)	$7,497

The following table presents the Company’s estimate of future amortization expense for this year and each of the next four fiscal years and beyond (in thousands):

Year Ending May 31:
2009	$1,625
2010	4,149
2011	4,149
2012	4,149
2013	3,779
Thereafter	39,352

$57,203

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	February 28, 2009	May 31, 2008
	(in thousands)
Raw materials and supplies	$8,037	$7,406
Work in process	4,019	3,852
Finished goods	23,551	20,970

	$35,607	$32,228

6.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2009, in compliance with statutory tax withholding requirements, the Company either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 34,715 shares valued at $1.0 million. During the first quarter of fiscal 2008, the Company similarly withheld an aggregate of 206,787 shares valued at $5.5 million. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

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

During the nine months ended February 28, 2009, 200,000 shares were repurchased in the open market under the 1998 repurchase plan for $4.7 million. The Company did not make any repurchases during the nine months ended February 29, 2008. As of February 28, 2009, 8,432,944 shares had been repurchased under the program, leaving 942,056 shares available for repurchase.

8.	SHARE-BASED COMPENSATION

Plan summary

During the first nine months of fiscal 2009, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of February 28, 2009, awards for 1,699,171 shares have been granted under the 2005 Plan and 1,900,829 shares are still available for future awards, of which a maximum of 1,591,527 can be awarded as restricted shares. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and nine months ended February 28, 2009 and February 29, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Risk-free interest rate (1)	1.80%	3.16%	3.19%	4.92%
Expected volatility (2)	42.80%	40.36%	42.23%	40.26%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	—	—	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.	Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which allows a Company to continue to use the “simplified method” under certain circumstances, which the Company continues to use as the Company does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of these share-based awards.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock option activity

The options granted under the 2005 Plan during the three and nine months ended February 28, 2009 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date. The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the three and nine months ended February 28, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2008	2,449,941	$12.03
Granted (2)	678,677	$27.35
Exercised (3)	(370,717)	$7.69
Forfeited	(1,317)	$28.23
Expired	(1,848)	$23.71

Outstanding at August 31, 2008	2,754,736	$16.37	5.0	$43,650

Granted (2)	93,487	$31.10
Exercised (3)	(46,694)	$2.49
Forfeited	(33,369)	$25.55
Expired	(682)	$30.59

Outstanding at November 30, 2008	2,767,478	$16.99	4.7	$25,332

Granted (2)	47,461	$25.37
Exercised (3)	(172,506)	$3.79
Forfeited	(32,344)	$26.33
Expired	(20,289)	$2.83

Outstanding at February 28, 2009	2,589,800	$18.01	4.6	$18,903

Exercisable at February 28, 2009	1,358,872	$9.47	4.2	$18,494

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).
2)	The weighted-average grant-date fair value of share options granted during the quarters ended February 28, 2009 and February 29, 2008 was $9.29 and $11.59, respectively. The weighted-average grant-date fair value of share options granted during the nine months ended February 28, 2009 and February 29, 2008 was $10.54 and $11.59, respectively.
3)	The total intrinsic value of share options exercised during the quarters ended February 28, 2009 and February 29, 2008 was $3.9 million and $1.4 million, respectively. The total intrinsic value of share options exercised during the nine months ended February 28, 2009 and February 29, 2008 was $13.6 million and $31.0 million, respectively.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the three and nine months ended February 28, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2008	124,291	$21.65
Granted	57,055	26.90
Vested	(28,878)	21.07
Forfeited	(204)	17.51

Nonvested stock outstanding at August 31, 2008	152,264	$23.73

Granted	—	—
Vested	(621)	17.51
Forfeited	(5,865)	24.73
Expired	—	—

Nonvested stock outstanding at November 30, 2008	145,778	$23.72

Granted	—	—
Vested	—	—
Forfeited	(3,757)	25.03
Expired	—	—

Nonvested stock outstanding at February 28, 2009	142,021	$23.68

The total fair value of restricted shares vested during both nine-month periods ended February 28, 2009 and 2008 was $0.8 million.

As of February 28, 2009, there was $12.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 2013, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.0 years.

9.	COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income	$19,457	$19,266	$56,751	$53,180
Net foreign currency translation adjustments	(1,084)	2,684	(12,433)	8,086

Comprehensive income	$18,373	$21,950	$44,318	$61,266

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

10.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Numerator for basic and diluted earnings per share:
Net Income	$19,457	$19,266	$56,751	$53,180

Denominator:
For basic earnings per share
—weighted average shares basis	70,406	69,991	70,361	69,792
Effect of dilutive stock options and restricted stock	739	1,122	834	1,308

Denominator for diluted earnings per share
—adjusted weighted average shares basis	71,145	71,113	71,195	71,100

Earnings per common share—basic	$0.28	$0.28	$0.81	$0.76

Earnings per common share—diluted	$0.27	$0.27	$0.80	$0.75

The effect of 1,200,057 and 44,515 out-of-the-money options for the quarter ended February 28, 2009 and February 29, 2008, respectively, and 567,327 and 40,137 out-of-money options for the nine months ended February 28, 2009 and February 29, 2008, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. Immucor’s “Europe” segment includes the operations of Belgium, France, Germany, Italy, Portugal, Spain and the United Kingdom. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. Effective August 4, 2008, the U.S. column also includes the operations of BioArray Solutions Ltd. which was acquired during the first quarter of fiscal 2009. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

The basis of segmentation has been refined since our last annual report. The information for European locations has been combined in this report. In previous reports, the information for certain European locations was reported separately. All prior year data has been retroactively adjusted to align with current reporting.

Segment information for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008 is summarized below (in thousands).

	For the Three Months Ended February 28, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$40,090	$6,433	$2,011	$2,094	$—	$50,628
Affiliates	1,157	1,069	45	—	(2,271)	—

Total	41,247	7,502	2,056	2,094	(2,271)	50,628
Capture revenues:
Unaffiliated customers	9,531	4,947	718	194	—	15,390
Affiliates	1,728	687	—	—	(2,415)	—

Total	11,259	5,634	718	194	(2,415)	15,390
Net instrument revenues:
Unaffiliated customers	5,719	1,980	407	320	—	8,426
Affiliates	1,608	2,373	—	—	(3,981)	—

Total	7,327	4,353	407	320	(3,981)	8,426
Net molecular immunohematology revenues:
Unaffiliated customers	865	—	—	—	—	865
Affiliates	156	—	—	—	(156)	—

Total	1,021	—	—	—	(156)	865

Net Sales	60,854	17,489	3,181	2,608	(8,823)	75,309

Income (loss) from operations	27,742	782	741	80	(47)	29,298

Depreciation	1,283	810	59	46	—	2,198
Amortization	989	62	—	20	—	1,071
Income tax (benefit) expense	9,294	343	293	—	(16)	9,914
Capital expenditures	795	1,462	221	8	—	2,486

	For the Three Months Ended February 29, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$35,207	$6,162	$2,467	$1,877	$—	$45,713
Affiliates	1,270	890	46	—	(2,206)	—

Total	36,477	7,052	2,513	1,877	(2,206)	45,713
Capture revenues:
Unaffiliated customers	9,128	4,072	858	109	—	14,167
Affiliates	1,882	612	—	—	(2,494)	—

Total	11,010	4,684	858	109	(2,494)	14,167
Net instrument revenues:
Unaffiliated customers	4,466	2,248	425	10	—	7,149
Affiliates	1,117	932	—	—	(2,049)	—

Total	5,583	3,180	425	10	(2,049)	7,149

Net Sales	53,070	14,916	3,796	1,996	(6,749)	67,029

Income (loss) from operations	25,826	1,343	1,894	(42)	73	29,094

Depreciation	1,047	882	48	55	—	2,032
Amortization	70	—	—	17	—	87
Restructuring expenses	(77)	—	—	—	—	(77)
Income tax expense	9,557	692	687	—	27	10,963
Capital expenditures	1,175	1,643	33	—	—	2,851

	For the Nine Months Ended February 28, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$115,089	$19,248	$6,737	$6,055	$—	$147,129
Affiliates	3,852	3,183	236	—	(7,271)	—

Total	118,941	22,431	6,973	6,055	(7,271)	147,129
Capture revenues:
Unaffiliated customers	28,653	15,534	2,311	590	—	47,088
Affiliates	5,016	2,075	—	—	(7,091)	—

Total	33,669	17,609	2,311	590	(7,091)	47,088
Net instrument revenues:
Unaffiliated customers	17,063	6,896	1,189	466	—	25,614
Affiliates	4,051	5,468	—	—	(9,519)	—

Total	21,114	12,364	1,189	466	(9,519)	25,614
Net molecular immunohematology revenues:
Unaffiliated customers	1,675	—	—	—	—	1,675
Affiliates	156	—	—	—	(156)	—

Total	1,831	—	—	—	(156)	1,675

Net Sales	175,555	52,404	10,473	7,111	(24,037)	221,506

Income (loss) from operations	83,583	679	3,677	128	(283)	87,784

Depreciation	3,969	2,642	173	131	—	6,915
Amortization	2,395	216	—	56	—	2,667
Income tax (benefit) expense	28,273	1,028	1,416	—	(85)	30,632
Capital expenditures	2,329	3,207	526	26	—	6,088
Property & equipment, net	29,059	9,245	1,458	346	—	40,108
Total assets at period end	496,065	65,772	20,774	17,516	(182,584)	417,543

	For the Nine Months Ended February 29, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$103,217	$17,741	$7,317	$5,539	$—	$133,814
Affiliates	4,229	2,817	165	—	(7,211)	—

Total	107,446	20,558	7,482	5,539	(7,211)	133,814
Capture revenues:
Unaffiliated customers	24,206	11,594	2,206	339	—	38,345
Affiliates	5,059	1,752	—	—	(6,811)	—

Total	29,265	13,346	2,206	339	(6,811)	38,345
Net instrument revenues:
Unaffiliated customers	10,600	6,568	1,394	167	—	18,729
Affiliates	1,991	2,656	—	—	(4,647)	—

Total	12,591	9,224	1,394	167	(4,647)	18,729
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—

Total	1,697	—	—	—	—	1,697

Net Sales	150,999	43,128	11,082	6,045	(18,669)	192,585

Income (loss) from operations	71,911	3,381	4,573	(240)	(63)	79,562

Depreciation	3,151	2,456	160	155	—	5,922
Amortization	211	—	—	49	—	260
Restructuring expenses	646	—	—	—	—	646
Income tax (benefit) expense	26,743	1,410	1,537	—	(23)	29,667
Capital expenditures	5,249	3,106	119	88	—	8,562
Property & equipment, net	23,655	9,061	1,366	602	—	34,684
Total assets at period end	300,080	62,864	22,224	16,622	(53,752)	348,038

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
United States	$1,359	$1,700	$3,613	$4,645
Germany	971	1,848	3,760	5,208
Canada	306	395	1,303	1,451

Total net export sales	$2,636	$3,943	$8,676	$11,304

12.	COMMITMENTS AND CONTINGENCIES

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. The Company responded to the CID and has subsequently provided certain follow up information as it continues to cooperate with the FTC in its investigation. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. FSP FAS 157-3 provides guidance on calculating fair value in an inactive market. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

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

Not yet adopted by the Company

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required. The Company does not expect the adoption of SFAS No. 141 (R) to have a material impact on its consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning. We sometimes use forward-looking statements in discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Some of the statements in this report are such forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower than expected demand for the Company’s instruments; the decision of customers to defer capital spending; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly increase costs; the outcome and costs associated with the Company’s quality process improvement project; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in North America; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of an automated instrument for the molecular immunohematology products produced by BioArray; regulatory obstacles including obstacles in securing regulatory approval of the BioArray system; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the inability of the Company’s Japanese, French and United Kingdom subsidiaries to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing FTC investigation; the Company’s inability to protect its intellectual property or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products produced by BioArray; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 as filed with the SEC on July 24, 2008, as such risk factors may be revised or expanded in this report.

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

We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. Our Galileo® instrument, targeted at large hospitals and donor centers, received FDA clearance in May 2004. We are currently developing our next generation Galileo, which has a targeted release date of the end of calendar 2009. In June 2007, we received FDA clearance to market our latest instrument, Echo®, which is a compact bench top, fully-automated walk-away instrument for small- and medium-sized hospitals, blood banks and transfusion laboratories. Echo uses Capture® products, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. We expect to increase our market share and revenues from the sale of Echo, Galileo and Capture products in the near term. Instruments and Capture products currently account for approximately one-third of our revenues.

In fiscal 2009, we entered the field of molecular immunohematology with our purchase of BioArray Solutions.

BioArray Acquisition

On August 4, 2008, we acquired BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, NJ for an aggregate purchase price of $115.7 million in cash, including approximately $2.9 million of acquisition-related transaction costs. We have included the financial results of BioArray in our condensed consolidated financial statements beginning August 4, 2008. BioArray will continue to be based in Warren, NJ and operate under the BioArray name.

BioArray pioneered the development of molecular diagnostic systems that enable the DNA typing (genotyping) of blood for transfusion donors and recipients. In this transaction, we acquired the broad intellectual property portfolio BioArray generated through its substantial investments in research and development, including approximately 100 issued or pending patents. Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to quantitative DNA and protein analysis. Using this technology platform, BioArray offers complete assay solutions called the BeadChipTM system.

The BeadChip system includes BeadChips featuring proprietary array designs as well as an automated Array Imaging System with “snapshot” image acquisition and the ImageStudioTM suite of integrated image analysis programs. The resulting integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. We believe this versatility makes the BeadChip format ideally suited to a wide scope of applications. The BeadChip system, which has not yet received FDA approval, is currently installed in a number of leading donor and transfusion centers for research applications.

We believe that molecular immunohematology, or the DNA analysis of blood for the purpose of transfusions, will revolutionize future blood bank operations. Our acquisition of BioArray provides new, strategic growth markets for the Company in both our current market of transfusion through an offering complementary to our current product offerings as well as the potential new market of transplantation. Our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes.

We also believe our proven strength in developing automated instruments combined with our FDA licensing and CE Mark process experience, our established distribution network, our sales and marketing capabilities as well as our financial resources will generate enhanced long-term growth opportunities for the commercialization of BioArray’s BeadChip system.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray’s technologies in fields outside of blood transfusion and transplantation. The former equity holders of BioArray hold an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, holds a 19% ownership interest.

Performance

	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2009	February 29, 2008			February 28, 2009	February 29, 2008
			Amount	%			Amount	%
	($ in thousands)				($ in thousands)
Net sales	$75,309	$67,029	$8,280	12%	$221,506	$192,585	$28,921	15%
Gross margin	53,789	48,341	5,448	11%	160,772	136,096	24,676	18%
Gross margin percentage	71.4%	72.1%			72.6%	70.7%
Operating expenses	24,491	19,247	5,244	27%	72,988	56,534	16,454	29%

Income from operations	29,298	29,094	204	1%	87,784	79,562	8,222	10%
Non-operating income (expense)	73	1,135	(1,062)	-94%	(401)	3,285	(3,686)	-112%

Income before income tax	29,371	30,229	(858)	-3%	87,383	82,847	4,536	5%
Provision for income tax	9,914	10,963	(1,049)	-10%	30,632	29,667	965	3%

Net income	$19,457	$19,266	$191	1%	$56,751	$53,180	$3,571	7%

Earnings per share:
Per common share—basic	$0.28	$0.28	$—	0%	$0.81	$0.76	$0.05	7%

Per common share—diluted	$0.27	$0.27	$—	0%	$0.80	$0.75	$0.05	7%

Revenue increased by 12% and 15% during the three-month and nine-month periods ended February 28, 2009, respectively, compared with revenue earned in the corresponding periods of fiscal 2008. This increase was largely attributable to the price increases in our traditional reagents (reagents not using our patented Capture technology).

In the third quarter of fiscal 2009, our gross profit increased by 11% while operating expenses increased by 27%, which translated into a 1% increase in net income compared with the third quarter of fiscal 2008. In the nine months ended February 28, 2009, our gross profit increased by 18% while operating expenses rose by 29%, which translated into a 7% increase in net income compared with the corresponding period of fiscal 2008. For the three- and nine-month periods ended February 28, 2009, the increases in operating expenses were primarily related to the newly acquired BioArray as well as our new operations in the United Kingdom and France, markets in which we used to sell through distributors but are now selling directly to the end users (e.g., hospitals).

United States operations, excluding molecular immunohematology, continue to generate the majority of our revenue and operating income.

As of February 28, 2009, we had received orders for a total of 627 Galileo instruments worldwide (an increase of 25 instruments in the third quarter of fiscal 2009), including 353 in Europe, 269 in North America and 5 in Japan, and approximately 573 of these Galileo instruments were generating reagent revenues. In the case of Echo, as of February 28, 2009, we had received orders for a total of 518 Echo instruments worldwide (an increase of 88 instruments in the third quarter of fiscal 2009), including 102 in Europe, 405 in North America and 11 in Japan, and at least 269 of these Echo instruments were generating reagent revenues.

Business Outlook

For fiscal 2009, our primary focus will be to continue to market the Echo, which received FDA clearance in June 2007, to small- and medium-size customers. We will also continue to focus on placing Galileo instruments with larger customers. We are currently developing a next generation Galileo that will incorporate enhanced features and functionality. We expect to complete development and receive FDA clearance for the new Galileo by the end of calendar year 2009.

We continue to focus on driving automation in the blood bank. In the future, we expect the product mix of our revenue to shift gradually from traditional reagents to automated instruments and our proprietary Capture reagents used by our automated instruments. This change in sales mix may impact our gross margins during periods of heavy instrument sales if such sales are made on a traditional capital purchase basis versus a rental basis. In traditional capital purchases, we are required by EITF 00-21 to expense the cost of instruments up-front and then spread the revenue over the entire contract period for sales contracts with reagent price guarantees. In rental arrangements, both the expense and revenue are spread over the rental contract period, resulting in more consistent margins. Capture reagents have a higher margin than traditional reagents, which may help offset any margin pressure resulting from instrument sales made on a capital purchase basis. In addition, we expect increased competition, particularly in North America as a new competitor has entered the market, which may result in pricing pressure.

In BioArray, we are making an investment in a new, strategic product for the Company. Our principal focus for BioArray in fiscal 2009 will be the integration of its operations into our overall operations, as well as beginning the development of a more automated instrument for the further commercialization of the BioArray solution. From a sales standpoint, in the near term, as we develop our next generation automated instrument, our focus in the U.S. for the current BioArray instrument is on increasing the volume of routine tests performed in its installed base in the U.S. and our focus in Europe will be on selling instruments as BioArray was previously not in the European market. In the near term, until the next generation automated instrument is developed, we do not expect BioArray to make a material contribution to revenues. Additionally, we expect to experience increased spending on the development of the next generation automated instrument.

In France and the United Kingdom, we have taken steps to enable us to sell directly to the end users (e.g., hospitals). These locations operated at a loss for both the three- and nine-month periods ended February 28, 2009. We expect fiscal 2009 to be an investment year in these markets with trends improving in fiscal 2010.

During the fiscal third quarter, the Company began a quality process improvement project to enhance our operations and improve our quality initiatives. We spent approximately $0.5 million in the fiscal third quarter and expect to spend $1.5 million to $2.0 million in the fiscal fourth quarter related to the project.

Results of Operations

Net Sales

	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2009	February 29, 2008			February 28, 2009	February 29, 2008
			Amount	%			Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$50,628	$45,713	$4,915	11%	$147,129	$133,814	$13,315	10%
Capture products	15,390	14,167	1,223	9%	47,088	38,345	8,743	23%
Instruments	8,426	7,149	1,277	18%	25,614	18,729	6,885	37%
Molecular immunohematology	865	—	865	100%	1,675	—	1,675	100%
Collagen	—	—	—	0%	—	1,697	(1,697)	-100%

	$75,309	$67,029	$8,280	12%	$221,506	$192,585	$28,921	15%

Of the $8.3 million total increase in revenues in the third quarter of fiscal 2009 compared with the prior year period, approximately $6.0 million came from price increases and approximately $1.3 million came from the increased number of instruments placed in the United States. Approximately $2.1 million of the increase in revenues came from sales increases, including instrument revenues, outside the United States and approximately $0.9 million of the increase came from the sale of molecular immunohematology products produced by recently acquired BioArray. These increases were offset by a reduction of approximately $0.3 million related to reduced reagent volumes and approximately $1.7 million attributable to foreign currency translation.

Of the $28.9 million total increase in revenues in the nine-month period ended February 28, 2009 compared with the corresponding period of fiscal 2008, approximately $20.9 million came from price increases and approximately $6.5 million came from instrument volume increases in the United States. Approximately $5.8 million of the increase in revenues came from sales increases, including instrument revenues, outside the United States and approximately $1.7 million of the increase came from the sale of molecular immunohematology products produced by BioArray. These increases were offset by a reduction of approximately $3.6 million related to reagent volumes and a reduction of approximately $0.7 million attributable to foreign currency translation. Also, during the second quarter of fiscal 2008, we discontinued manufacturing collagen products when our commitment to a third party expired. This action resulted in a revenue decrease of $1.7 million in the first nine months of fiscal 2009 when compared with the prior year period.

Traditional reagent revenue in the three-month and nine-month periods ended February 28, 2009 increased 11% and 10%, respectively, compared with the corresponding periods of fiscal 2008 primarily as a result of price increases in the United States. Traditional reagent sales have historically been our primary source of revenue and still constitute roughly two-thirds of our revenues. We expect the significance of this line of products to gradually decline as we place more instruments in the market that use our proprietary Capture reagent products.

Sales of Capture reagent products increased by 9% in the three-month period ended February 28, 2009, compared with the corresponding period of fiscal 2008. For the nine month period ended February 28, 2009, sales of Capture products increased 23% compared with the corresponding period of fiscal 2008 due to increased volume, in part as a result of our new affiliates in France and the United Kingdom. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we continue to place more instruments in the market, we expect revenue from Capture products to continue to increase.

Revenue from instruments increased by 18% and 37% in the three-month and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract when it includes a price guarantee, which is normally five years. In the third quarter of fiscal 2009, $2.1 million of deferred revenue was recognized from previously placed instruments compared with $2.1 million recognized in the third quarter of fiscal 2008, and approximately $2.1 million of instrument sales were deferred in this manner, compared with $4.1 million in the 2008 quarter. In the first nine months of fiscal 2009, $7.8 million of deferred revenue was recognized from previously placed instruments compared with $5.8 million recognized in the corresponding period of fiscal 2008, and in the 2009 fiscal period, approximately $6.8 million of instrument sales were deferred in this manner, compared with $10.2 million in the corresponding 2008 period. As of February 28, 2009 and February 29, 2008, deferred instrument and service revenues totaled $23.2 million and $24.8 million, respectively, which we expect to recognize over the next five years.

The sale of molecular immunohematology products produced by BioArray resulted in $0.9 million in revenue during the third fiscal quarter of 2009 and $1.7 million in revenue in the period from August 4, 2008, the date we acquired BioArray, through February 28, 2009.

Gross Margins (1)

	Three Months Ended
	February 28, 2009		February 29, 2008		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents (1)	$39,530	78.1%	$36,351	79.5%	$3,179
Capture products (1)	12,927	84.0%	12,130	85.6%	797
Instruments (1)	1,024	12.2%	(140)	-2.0%	1,164
Molecular immunohematology (1)	308	35.6%	—	0.0%	308
Collagen (1)	—	0.0%	—	0.0%	—

	$53,789	71.4%	$48,341	72.1%	$5,448

	Nine Months Ended				Change
	February 28, 2009		February 29, 2008
	Amount	Margin %	Amount	Margin %	Amount
	(in ’000)		(in ’000)		(in ’000)
Traditional reagents (1)	$116,469	79.2%	$104,369	78.0%	$12,100
Capture products (1)	40,071	85.1%	32,566	84.9%	7,505
Instruments (1)	3,631	14.2%	(856)	-4.6%	4,487
Molecular immunohematology (1)	601	35.9%	—	0.0%	601
Collagen (1)	—	0.0%	17	1.0%	(17)

	$160,772	72.6%	$136,096	70.7%	$24,676

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended February 28, 2009, our overall gross margin decreased to 71.4% from 72.1% achieved in the corresponding quarter of fiscal 2008, primarily due to higher than normal manufacturing variances as well as $0.5 million related to the quality improvement project.

For the nine months ended February 28, 2009, our overall gross margin increased to 72.6% from 70.7% achieved in the corresponding period of fiscal 2008, primarily due to improvements of margins in traditional reagents and instruments.

For the three months ended February 28, 2009, gross margins on traditional reagents decreased to 78.1% from 79.5% during the corresponding quarter of fiscal 2008, due to higher than normal manufacturing variances, primarily from the disposal of certain inventory related to products previously produced in our Houston, Texas facility. For the nine months ended February 28, 2009, gross margins on traditional reagents increased to 79.2% from 78.0% during the corresponding period of fiscal 2008, primarily due to increased pricing.

For the three months ended February 28, 2009, gross margins on Capture products decreased to 84.0% from 85.6% in the prior year period primarily due to foreign currency fluctuations and product mix. Capture gross margins for the nine months ended February 28, 2009 were essentially in line with the prior year period with fiscal 2009 year-to-date margins of 85.1% compared with 84.9% in the prior year period.

For the three-month and nine-month periods ended February 28, 2009, the gross margin on instruments was 12.2% and 14.2%, respectively, compared with negative 2.0% and negative 4.6%, respectively, for the corresponding periods in fiscal 2008. The gross margin improvement in both current year periods was primarily due to more instruments expensed in the prior year than in the current year. Where sales contracts have reagent price guarantee clauses, instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract.

Operating Expenses

	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2009	February 29, 2008			February 28, 2009	February 29, 2008
			Amount	%			Amount	%
	($ in thousands)				($ in thousands)
Research and development	$2,777	$1,522	$1,255	82%	$7,553	$5,011	$2,542	51%
Selling and marketing	9,355	7,605	1,750	23%	29,537	23,019	6,518	28%
Distribution	3,309	2,881	428	15%	10,326	8,212	2,114	26%
General and administrative	7,979	7,228	751	10%	22,905	19,385	3,520	18%
Restructuring expense	—	(77)	77	-100%	—	646	(646)	-100%
Amortization expense	1,071	88	983	1117%	2,667	261	2,406	922%

Total operating expenses	$24,491	$19,247	$5,244	27%	$72,988	$56,534	$16,454	29%

Research and development expenses increased by approximately $1.3 million and $2.5 million for the three- and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008. The increase for both current year periods is primarily due to the acquisition of BioArray, which took place in the first quarter of this fiscal year.

Selling and marketing expenses increased by approximately $1.8 million and $6.5 million for the three-month and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008. The increase for both current year periods is primarily due to the addition of new affiliates in France and the United Kingdom as well as BioArray and higher sales commissions as a result of increased revenue.

Distribution expenses rose by approximately $0.4 million and $2.1 million for the three-month and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008. This increase is primarily due to an increase in freight charges and other general expenses.

General and administrative expenses increased by $0.8 million and $3.5 million for the three-month and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008, primarily due to the addition of BioArray and our affiliates in the United Kingdom and France.

Amortization expense increased by approximately $1.0 million and $2.4 million for the three-month and nine-month periods ended February 28, 2009, respectively, compared with the corresponding periods of fiscal 2008. This increase is due to finite-lived intangibles that were acquired upon the acquisition of BioArray and our affiliate in the United Kingdom, which took place in the first quarter of this fiscal year.

Income Taxes

The provision for income taxes decreased $1.0 million for the three months ended February 28, 2009 and increased $1.0 million on a year-to-date basis as compared with the corresponding periods in fiscal 2008 primarily due to changes in pre-tax income. The effective income tax rate was 33.8% and 35.1% in the three-month and nine-month periods ended February 28, 2009, respectively, compared with 36.3% and 35.8% in the three-month and nine-month periods ended February 29, 2008, respectively. The tax rates in the current year periods were favorably impacted primarily by adjustments made in conjunction with the finalization of the state and federal tax returns during the fiscal third quarter.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $4.3 million and $6.6 million in the nine-month periods ended February 28, 2009 and February 29, 2008, respectively. $1.4 million was realized in the three month period ended February 28, 2009 compared with $0.3 million realized in the corresponding period in fiscal 2008. The majority of the exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of SFAS 123 (R). Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Non-Operating Income

	Three Months Ended		Change	Nine Months Ended		Change
	February 28, 2009	February 29, 2008		February 28, 2009	February 29, 2008
			Amount			Amount
	($ in thousands)			($ in thousands)
Non-operating income (expense)	$73	$1,135	$(1,062)	$(401)	$3,285	$(3,686)

The decrease in non-operating income for the three-month and nine-month periods of fiscal 2009 compared with the corresponding periods of fiscal 2008 was primarily attributable to foreign exchange losses as well as a decrease in interest income due to the decrease in our cash balance as a result of the acquisitions made in the first quarter of fiscal 2009 and a decrease in interest rates.

Net Income and Earnings per Share

Net income for the fiscal third quarter of 2009 was $19.5 million, compared with $19.3 million in the prior year period. Net income for the nine months ended February 28, 2009 was $56.8 million compared with $53.2 million in the prior year period due to higher sales and gross profit. For the third quarter of fiscal 2009, diluted earnings per share were $0.27 compared with $0.27 for the corresponding fiscal 2008 quarter. For the nine-month period ended February 28, 2009, diluted earnings per share were $0.80, up from $0.75 for the corresponding fiscal 2008 period.

Liquidity and Capital Resources

	For the Nine Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Net cash provided by operating activities	$54,033	$54,094
Net cash used in investing activities	(114,747)	(8,562)
Net cash provided by financing activities	1,597	2,950
Effect of exchange rate changes on cash and cash equivalents	(2,514)	1,818

Increase (decrease) in cash and cash equivalents	$(61,631)	$50,300

Our cash and cash equivalents were $113.4 million at February 28, 2009, as compared with $175.1 million at May 31, 2008. The decrease in our cash position was primarily due to net cash payments of $108.7 million for the acquisition of BioArray and our U.K. distributor.

Operating Activities—Net cash generated by operating activities was $54.0 million for the nine-month period ended February 28, 2009 (the “2009 Period”), compared with the $54.1 million generated in the nine-month period ended February 29, 2008 (the “2008 Period”). While net income increased $3.6 million year over year, cash generated by operating activities was in line with the prior year period principally due to increased working capital needs in the current year period.

Investing Activities—For the 2009 Period, $114.7 million of net cash was used in investing activities, an increase of $106.1 million over $8.6 million of cash used in the 2008 Period. We paid $108.7 million for the acquisition of BioArray and our U.K. distributor in the 2009 Period. For the purchase of property and equipment, we spent $6.1 million in the 2009 Period compared with $8.6 million spent in the 2008 Period.

Financing Activities—In the 2009 Period, net cash generated by financing activities was $1.6 million, compared with $3.0 million of net cash provided in the 2008 Period. During the 2009 Period, we had a cash outflow of $1.0 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $5.5 million in the 2008 Period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. Additionally, we used $4.7 million to repurchase shares of our common stock during the 2009 Period. We received $3.1 million and $2.2 million from the exercise of employee stock options in the 2009 Period and 2008 Period, respectively. We received $4.3 million and $6.6 million of excess tax benefits from share-based compensation for the 2009 Period and 2008 Period, respectively.

Stock Repurchase Program

During the nine months ended February 28, 2009, 200,000 shares were repurchased in the open market under the 1998 repurchase plan for $4.7 million. The Company did not make any repurchases during the nine months ended February 29, 2008. As of February 28, 2009, 8,432,944 shares had been repurchased under the program, leaving 942,056 shares available for repurchase.

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

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow although there will be some reduction in cash flow as compared to the prior year resulting from expenses related to the BioArray operations. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 28, 2009, totaling $56.3 million, and at May 31, 2008, totaling $52.7 million, are net of allowances for doubtful accounts of $2.3 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during the third quarter of fiscal 2009.

iv) Goodwill

On adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives continue to be amortized over their useful lives.

We evaluate the carrying value of goodwill in the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that we provide certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then. In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required us to provide certain additional information within the same general scope of its previous requests. We responded to the CID and have subsequently provided certain follow up information as we continue to cooperate with the FTC in its investigation. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

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

In calendar 2009, a European instrument competitor acquired a European reagent manufacturer whose products are also sold in the U.S. We believe the combination of these two companies may result in increased competition in the U.S.

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

We have been, and may in the future be, subject to intellectual property rights infringement claims, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. From time to time we receive notices from, or have lawsuits filed against us by, third parties claiming that we infringe on their intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to BioArray’s operations in the field of molecular immunohematology, may not be able to withstand third party claims, regardless of the merits of such claims.

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

As noted in Item 1 above, in October 2007 the Company reported that the FTC was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC could decide to commence administrative and possibly federal court proceedings for purposes of determining whether there has been a violation and might seek to impose a variety of remedies for any violation including injunctive relief, divestiture of assets and/or disgorgement of profits. The imposition of certain of those remedies could have a materially adverse impact on our business, financial condition and results of operations.

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

Our instruments are produced by single source suppliers.

We purchase our instruments from two single source suppliers. If the supply of either instrument were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of finished goods on hand were insufficient to satisfy demand.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2009 the Company did not sell any unregistered securities and did not repurchase any shares of its common stock under its stock repurchase program.

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

IMMUCOR, INC.

(Registrant)

Date: April 7, 2009	By:	/S/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: April 7, 2009	By:	/S/ RICHARD A. FLYNT
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.