Form 10-K
period 2009-05-31
IMMUCOR INC
filed 2009-07-24
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 GATEWAY DRIVE, P.O. BOX 5625
Norcross, Georgia	30091-5625
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code, is (770) 441-2051

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.10 PAR VALUE	The Nasdaq Stock Market LLC
COMMON STOCK PURCHASE RIGHTS

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,689,186,685, based upon the closing price on The Nasdaq Stock Market on that date. For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of June 30, 2009, there were 70,486,265 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

FORWARD-LOOKING STATEMENTS

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

Item 1.—Business.

Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems that detect and identify certain properties of the cell and serum components of human blood for the purpose of blood transfusion. Our offerings are targeted at hospitals, donor centers and clinical laboratories.

Industry

We are part of the blood banking industry, which generally seeks to prevent transfusion reactions through testing prior to transfusion of blood and blood components. In the United States (U.S.), the Food and Drug Administration (“FDA”) regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the blood banking industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of those purposes, and the products themselves, to be registered or licensed by the FDA. (See “Regulation” for further discussion.)

The principal components of blood are plasma (the fluid portion) and red cells. Blood also contains antibodies and antigens. Antibodies are proteins that are naturally produced by the human body in response to the introduction of foreign substances (antigens). Antigens are substances that stimulate the production of antibodies. Red blood cells, which transport oxygen from the lungs to other parts of the body and return carbon dioxide to the lungs, are categorized by four blood groups (A, B, AB and O) and two blood types (Rh positive and Rh negative), based on the presence or absence of certain antigens on the surface of the cells. It is crucial that the healthcare provider correctly identify the antibodies and antigens present in patient and donor blood. For example, if a donor’s red blood cells contain antigens that could react with the corresponding antibody in the patient’s plasma, the transfusion of the red blood cells may result in the potentially life-threatening destruction of the transfused red blood cells.

Because of the critical importance of matching patient and donor blood, highly skilled and educated technologists in hospitals, donor centers and laboratories generally perform procedures for testing compatibility. At present, many of these tests are performed manually in the U.S., making blood testing laboratories much more labor intensive than other types of testing laboratories. In most markets outside of the U.S., a significant portion of the testing is automated.

We estimate the worldwide blood banking reagent and capital market at approximately $1 billion. The markets in which we have a direct distribution presence, the U.S., Canada, Western Europe and Japan, represent most of the addressable market today. We sell through distributors in other international markets.

Strategy and Long-Term Growth Drivers

Strategy

Our strategy is to drive automation in the blood bank. We began our automation strategy in 1998 with the goal of improving the operations of the blood bank as well as patient safety. Through our innovation, we believe that our Galileo® and Galileo Echo® (“Echo”) instruments are among the most functionally rich instrumentation available on the market.

We believe our customers, whether a hospital, a donor center or a reference laboratory, benefit from automation. Automation can allow customers to reduce headcount as well as overtime in the blood bank, which can be a benefit given the current shortage of qualified blood bank technologists. We also believe that automation can improve patient safety, increase operational efficiency and, for integrated delivery systems with more than one blood bank, can permit the standardization of best practices. For Immucor, automation allows us to gain market share and secure a long-term, contractual relationship with our customers.

We are now on our third generation automated instrument, the Echo. Launched worldwide in June 2007, the Echo is targeted at the market segment that is the least automated in the U.S.—small- to medium-sized hospitals. The Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. In the two years since its launch, we have received 603 orders worldwide through May 31, 2009, or approximately 10% of the estimated worldwide market.

We continue to innovate and expect to launch our fourth generation automated instrument, which will be named the Galileo Neo™, in the first quarter of calendar 2010. This next generation Galileo instrument will be targeted at large hospitals, donor centers and reference labs. We expect the Galileo Neo to have faster turnaround times, better mean times between failures and better functionality than the Galileo.

In August 2008, we invested in what we believe will be the future of the blood bank—molecular immunohematology—with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray pioneered the development of DNA typing of blood for transfusion. With the goal of improving transfusion medicine, we believe that molecular immunohematology will revolutionize blood bank operations. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, we plan to introduce a system that allows testing to prevent alloimmunization for better patient care. We are currently working on the next generation instrument to allow for the further commercialization of our molecular immunohematology technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011.

Long-Term Growth Drivers

Our long-term growth drivers revolve around our automation strategy. We believe automation is the key to improving blood bank operations and patient safety, as well as increasing our market share around the world. In implementing our automation strategy, we are focused on the following:

i)	Product Innovations—We believe innovation is an important part of our strategy. We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. We are currently developing a new version of the Galileo, which will be our fourth generation automated instrument. We are also currently developing new reagent tests for use on our automated instruments as well as in a manual testing environment, to further improve transfusion medicine. Turning to the new field of molecular immunohematology (discussed below), we are currently developing the next generation automated instrument for the DNA typing of blood for the purpose of transfusion, which we believe will be the future of blood bank operations.

ii)

Instrument Placements—We believe that automation is the most effective way to gain market share as there are tangible benefits for the customers both in terms of operational efficiency and patient safety. We continually innovate to ensure our automation offerings are competitive and believe that our “Scalable Solutions” meet the needs of blood banks, regardless of size. Our instruments are “closed systems,” using our proprietary Capture® reagents. Our goal in placing instruments is to secure a long-term, contractual relationship with the customer for reagents. Each instrument placed typically provides us with a recurring revenue stream through the sale of reagents and supplies.

iii)	Standardize Pricing and Promote Customer Loyalty—We continue to follow our pricing strategy of having customers adhere to standardized pricing tiers. We also continue to offer a Customer Loyalty Program, which allows customers to achieve more favorable pricing through commitment to Immucor as a primary vendor. We expect these and other pricing adjustments to continue to have a favorable impact on our financial performance in the near term.

iv)	International Growth—We have direct distribution operations in Canada, Western Europe and Japan as well as a network of distributors in other parts of the world. We made investments in the United Kingdom and France during fiscal 2009 to sell directly to the end users (e.g. hospitals), although we had a previous presence in those markets through distributor arrangements. As of May 31, 2009, approximately 30% of our sales were from outside the United States. We believe that our innovative automation offerings as well as our proprietary and traditional reagent lines will enable us to continue to grow our market share outside the U.S.

v)	Molecular Immunohematology—Our acquisition of BioArray provides new, strategic growth markets for us, both in our current market of transfusion medicine through an offering complementary to our current product offerings as well as the potential new market of transplantation. We are currently working on the next generation molecular immunohematology instrument that will help us further commercialize this innovative technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011. We believe that bringing the DNA typing of blood for transfusion to the blood bank will revolutionize transfusion medicine. We believe that we are in the forefront of this exciting field with our acquisition of BioArray.

Traditional Reagents

A reagent is a substance that is added during a test in order to bring about a reaction. The resulting reaction is used to confirm the presence of another substance. Our reagents are used to identify different properties of blood for the purpose of transfusion.

Most of our current reagent products are used in tests to i) identify the blood group (A, B, AB, O) and type (Rh positive or negative) ii) to detect and identify red cell antibodies or red cell antigens, iii) to detect and identify platelet antibodies and iv) to determine blood compatibility (crossmatch). The FDA requires the accurate testing of blood and blood components for the purpose of transfusion, using only FDA licensed reagents.

Under traditional agglutination blood testing techniques (manual method), the technologist manually mixes serum with red blood cells in a test tube, performs several additional procedures, and then examines the mixture to determine whether there has been an agglutination reaction. A positive reaction occurs if the cells are drawn together in clumps by the presence of corresponding antibodies and antigens. Due to the critical importance of matching patient and donor blood, testing procedures using agglutination techniques are usually performed manually by highly educated and skilled technologists.

We estimate that approximately 70% of the blood banks in the U.S. perform their testing on a manual basis without the use of an automated instrument. These blood banks are primarily in the small- to medium-hospital segment of the market.

Traditional reagents accounted for approximately two-thirds of our revenue in fiscal 2009. We believe there is a slight amount of seasonality to our reagent business as fewer donations and elective surgical procedures are performed in our first fiscal quarter (June-August).

Proprietary Technology Platform

Solid Phase Technology. Our instruments use both our proprietary solid phase technology, marketed under the name Capture, as well as certain manual reagents to perform tests. In our proprietary solid phase blood test system, red cell or platelet antigens are bound to a solid support like a microtitration plate (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In this testing system, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. In a positive reaction, antibodies in the test sample are captured by the indicator cells and adhere to the bottom of the test well as a thin layer. In a negative reaction, there is no antibody attached to the indicator cells and they settle to the bottom of the test well as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology. Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

We have obtained FDA clearance for the sale of five test systems using our solid phase technology: a platelet antibody detection system, Capture-P; a red cell antibody detection system, Capture-R and Capture-R Select, used for antibody screening, identification, phenotyping, cross matching and in the weak D test; and two infectious disease tests, Capture-CMV and Capture-S.

Molecular Immunohematology Technology. Our molecular immunohematology technology, which was obtained in August 2008 through our acquisition of BioArray, is marketed under the name the BeadChip™ system. BioArray developed a novel and flexible technology platform that allows for a variety of multiplex DNA-based testing, combining DNA amplification (PCR) with Beach Chip detection and data analysis software. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analyses. Multiplex Human Erythrocyte Antigen (HEA), Human Platelet Antigen (HPA), and HLA-A/HLA-B Bead Chip kits are currently available to the market with Hemoglobinopathies/SCD, and Rh Bead Chip systems in development. The BeadChip system is available for research use only.

Instruments and Instrument Systems

We offer customers a selection of automated analyzers, marketed as Scalable Solutions, which address the various needs of low, medium, and high-volume testing facilities. While we design and own the rights to our instruments, we contract with third-party manufacturers for their production.

GALILEO—The Galileo, targeted at large-volume hospitals, clinical reference laboratories and blood donor centers, provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT), antibody identification, cytomegalovirus (CMV) and syphilis screening. We initially sold the Galileo in Europe in 2002 and then in 2004 it was introduced in the United States. A high throughput instrument, Galileo can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour. The Galileo uses our proprietary Capture reagent products. We believe that the Galileo has the highest type and screen throughput available in the global market. We also believe that the Galileo’s throughput and broad test menu gives it an advantage in all the markets in which we compete.

GALILEO ECHO—The Echo, targeted at small- to medium-sized hospitals, was cleared for sale in the U.S. in June 2007 and was also registered for distribution in Canada, Western Europe and Japan. The Echo has many of the features of the Galileo, including a broad test menu. Echo has the capacity to load 20 samples at a time and can perform approximately 14 type-and-screen tests an hour. We believe the Echo has the fastest turnaround time of any instrument in the global market, with a type-and-screen test result available in 20 minutes, which gives it an advantage in all markets in which we compete. The Echo’s target users are the largest segment of our market, numbering approximately 6,000 worldwide.

CAPTURE WORKSTATION (Semi-automated Processor)—The Capture Workstation has semi-automated components for performing our proprietary Capture assays manually. It is marketed as a back-up system for our fully-automated Galileo and Echo, or as a standalone test system for small laboratories looking to standardize testing.

Research and Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to sale, any new product requires licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe. For the fiscal years ended May 31, 2009, 2008, and 2007, we spent approximately $10.7 million, $6.5 million, and $6.4 million, respectively, for research and development.

Marketing and Distribution

Our potential customers are donor centers, hospitals and clinical laboratories. No single customer represents 10% or more of our annual consolidated revenue.

We have a direct sales presence in the U.S., Canada, Western Europe and Japan. We sell through distributors in other regions of the world. We offer several instrument procurement options, including direct sales and rentals.

Backlog

As of May 31, 2009, we had orders for approximately 243 Echos and 41 Galileos that were not generating recurring reagent revenue at their expected annualized run rates. These instrument orders have been received but the instruments have either not been installed or the customer validation process has not been completed so the instruments are not generating recurring reagent revenue at their expected annualized run rates. While the instrument backlog is not material as of May 31, 2009, the follow on reagent revenue will contribute to revenue growth in the future. At May 31, 2009, in accordance with U.S. generally accepted accounting principles, we had not recognized approximately $22.1 million in revenue from instrument sales contracts that had reagent price protection and from extended warranty sales.

Suppliers

We obtain raw materials from numerous outside suppliers and believe our business relationships with them are good. Certain of our products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. To date, we have not experienced any major difficulty in obtaining sufficient quantities of such blood for use in manufacturing our products, but there can be no assurance that a sufficient supply of such blood will always be available to us.

We source our instruments from two single-source suppliers. The Echo is manufactured for us by Bio-Tek Instruments, Inc. and the Galileo is manufactured for us by Stratec Biomedical AG. While these relationships are significant, our business is not substantially dependent upon them because we believe that other manufacturers could supply the instruments to us after a reasonable transition period. We believe that our business relationship with our instrument suppliers is excellent. We have elected not to dual source our instruments because we consider our primary exposure to be the sudden bankruptcy of one or both suppliers. In the event a current instrument supplier experiences financial problems that prevent it from continuing to produce our instrument, we believe it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. While a change in an instrument supplier would disrupt our growth opportunities during the transition period, we do not believe it would have a material financial impact on our existing business as approximately 90% of our revenue is generated from our reagents.

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, Western European, Japanese and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

In the U.S., an FDA facility license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. In 2006, we consolidated the Gamma Biologicals, Inc., Houston facility (U.S. Government Establishment License No. 435) under the Immucor, Inc. License No. 886, and subsequently discontinued operations at the Houston facility in December 2007. In 2008, we received FDA approval for the transfer of manufacturing activities to Norcross and an expansion of our manufacturing facilities at the same location.

In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, the European recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation. For example, we hold several FDA product licenses to manufacture blood-grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biological product license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for new products or instruments. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses or instrument clearances will be obtained by us.

Our manufacturing facilities worldwide are certified to ISO 13485:2003. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as Europe and Canada. In addition, to continue marketing our products to the European Union, we are required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE mark on our products that allows products free access to all countries within the European Union. We successfully completed certifications for CE marking of all products manufactured for the European market with the exception of our molecular immunohematology products produced by BioArray. We are in the process of completing CE mark certifications for our molecular immunohematology products.

In addition to the U.S., Western Europe, Canada and Japan, there are multiple countries worldwide that also impose regulatory barriers to market entry. We continue to maintain product registrations and approvals necessary to maintain access to foreign markets.

On June 26, 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. During our fiscal third quarter of 2009, we formalized efforts to improve our quality systems through the Quality Process Improvement Project. The Project significantly expanded the role of consultants hired in April 2008. We continue to implement the Project and believe that in addition to addressing the deficiencies noted by the FDA we will have a world-class quality system upon its completion. We expect the Project to be completed during our third fiscal quarter of 2010.

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. All hazardous material is manifested and disposed of properly. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

Patents and Trademarks

Since 1986, the U.S. Patent Office has issued six patents to us pertaining to our solid phase technology, four of which have expired. The remaining two patents expire in 2010 and 2012. We believe the remaining patents, together with our trade secrets and know-how, will help prevent any current or future competitors from successfully copying and distributing our solid phase products.

When we acquired BioArray in August 2008, we acquired approximately 100 issued or pending patents that BioArray had generated through its substantial investments in research and development. Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to quantitative DNA and protein analysis. Using this technology platform, BioArray developed complete assay solutions called the BeadChip system. These patents expire between 2018 and 2025.

Several of the products we sell are trademarked. These trademarks are protected by registration in the United States and other countries where such products are marketed. We consider these trademarks in the aggregate to be of material importance in the operation of our businesses.

Competition

Competition in the blood banking industry is based on quality of instrumentation and reagents, pricing, talent of the sales forces, ability to furnish a range of quality existing and new products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in this industry principally because of the completeness, reliability and quality of our product line, competitive pricing structure and introduction of new innovative products such as our full line of automated instruments and our Capture technology. We also believe that continuing research efforts in the area of blood bank automation, the experience and expertise of our sales personnel and the expertise of our technical and customer support staff will enable us to remain competitive in the market.

In the United States and Canada, Ortho-Clinical Diagnostics (“Ortho”), a Johnson & Johnson company, is our main competitor. In Western Europe, our principal competitors are DiaMed AG, a Swiss company acquired by Bio-Rad Laboratories, Inc. (“Bio-Rad”) in October 2007, and Ortho. Both Ortho and Bio-Rad sell instrumentation as well as reagents. Other competitors in the U.S. and Western Europe include Hemo Bioscience, Grifols Diagnostics and Biotest. Our principal competitor in Japan is Ortho.

Financial Information about Geographic Areas

We conduct our business globally with manufacturing facilities in the United States and Canada. We have sales operations in the U.S., Canada, several Western European countries and Japan. Roughly 30% of our revenues are generated by our international affiliates. In addition to the potentially adverse impact of foreign regulations (see “Regulations”), we may also be affected by tougher market conditions outside the U.S., which could impact our revenues and profit margins. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the competitiveness of our products and our profit margins because our affiliates sell our products predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar.

For financial information about geographic areas, see Note 16 “Domestic and Foreign Operations” of the notes to the consolidated financial statements.

Employees

At May 31, 2009, we had a total of 729 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

Available Information

We file reports, proxy statements and other information under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may be accessed free of charge through our website at www.immucor.com. The information may also be accessed at the Commission’s web site at www.sec.gov.

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

Risks Relating to Our Company

FDA administrative action could have a material and adverse effect on our business.

On June 26, 2009, we announced that the Food and Drug Administration (“FDA”), in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (NOIR) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. The FDA could seek to escalate the NOIR, for example, by issuing a consent decree or revoking our biologics license for the products impacted if we fail to implement a corrective action plan that adequately addresses the deficiencies noted by the NOIR. The FDA could also take further regulatory actions, including recalls or seizures of our products, a total or partial shutdown of production, delays in future marketing clearances or approvals, and withdrawals or suspensions of our current products from the market.

On-going antitrust investigations and litigation could have a material and adverse effect on our business.

As noted in Item 3 below, we are under investigation by the Department of Justice (“DOJ”) concerning possible criminal violations of the antitrust laws, and we are also the subject of a number of private civil actions alleging price fixing and seeking class certification. The DOJ could seek an indictment and conviction against us, which could result in the imposition of substantial fines, among other remedies. Were plaintiffs to prevail in one or more of the pending civil actions, we also could have to pay significant amounts, including treble damages and attorneys’ fees. Also as noted in Item 3 below, the Federal Trade Commission (“FTC”) is investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition, through three acquisitions made in the period from 1996 through 1999 or by restricting price competition. The FTC could decide to commence administrative and possibly federal court proceedings for purposes of determining whether there has been a violation and might seek to impose a variety of remedies for any violation including injunctive relief, divestiture of assets and/or disgorgement of profits. The imposition of any of the above remedies could have a materially adverse impact on our business, financial condition and results of operations. In addition, regardless of the ultimate outcome in the above matters, we expect to incur significant expenses, including attorneys’ fees, in responding to and defending against issues raised in the above matters.

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

Unforeseen product performance problems could prevent us from selling or result in a recall of the affected products.

In the event that we experience a product performance problem with either our instruments or our reagents, we may be required to voluntary recall or suspend selling the products until the problem is resolved. Depending on the product as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

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

If customers delay integrating our instruments into their operations, the growth of our business could be negatively impacted.

From time to time in the past, some of our customers have experienced significant delays between the purchase of an instrument and the time at which it has been successfully integrated into the customer’s existing operations and is generating reagent revenue at the expected annualized run rate. These delays may be due to a number of factors, including staffing and training issues and difficulties interfacing our instruments with the customer’s computer systems. Because our business operates on a “razor/razorblade” model, such integration delays result in delayed purchases of the reagents used with the instrument. A number of steps have mitigated these integration delays: improved performance of our field service staff, better instrument instructions, increased use of internet-based remote diagnostic tools, and more efficient scheduling of instrument installations. In addition, we have taken steps in the design of our next generation instruments intended to make it easier for our customers to integrate the instruments into existing operations. However, with the launch of the Echo we are placing many more instruments than in previous years, compounding integration problems, and the continuation of integration delays could adversely impact our future revenues and earnings growth.

We may not be successful in capitalizing on the acquisition of our former distribution businesses outside the U.S.

An integral part of our strategy is to place our instruments in additional markets outside North America. To further this strategy, in the past few years we have acquired our former distribution businesses in Japan, France and the U.K. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2009, our foreign net sales, including net U.S. export sales to unaffiliated customers, accounted for approximately 30% of our total net sales. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, Canadian Dollar and Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our foreign sales would increase this exposure. We have not historically hedged against currency exchange rate fluctuations, but may do so in the future if the exposure increases.

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

We purchase our instruments from two single-source suppliers. If the supply of either instrument were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of finished goods on hand were insufficient to satisfy demand.

We may be unable to adequately protect our proprietary technology.

As part of our August 2008 BioArray acquisition, we acquired approximately 100 issued or pending patents that BioArray had generated through its substantial investments in research and development. Also, two of the original six patents on our proprietary solid-phase technology are still in force. Our ability to compete in molecular immunohematology markets, through BioArray, and our ability to compete in traditional reagent markets, depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by our various patents, or with regard to licensed intellectual property, that the licenses will not be terminated. We believe our patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our BeadChip and solid phase products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products, independently develop technology or know-how that is the same as or competitive with our technology and know-how or otherwise obtain access to our intellectual property. If we are unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our revenues and results of operations may be adversely affected.

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

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, reagent product mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace and experience increased instrument sales as a result, the probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, if the sales mix of instruments include more capital purchases and fewer rentals, there is likely to be further pressure on our overall gross margin because Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, requires that, for sales made on a purchase basis, the cost of the instrument be expensed upfront and the corresponding revenue be spread over the entire sales contract period for sales contracts with reagent price guarantees. For our reagent products, margins vary depending upon the product with rarer products demanding much higher prices, and therefore, higher margins. Depending upon the sales mix of these products, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

We have been, and may in the future be, subject to intellectual property rights infringement claims, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. From time to time we may receive notices from, or have lawsuits filed against us by, third parties claiming that we infringe on their intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to BioArray’s operations in the field of molecular immunohematology, may not be able to withstand third party claims, regardless of the merits of such claims.

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

Immucor is a global company with operations in North America, Europe and Japan and customers around the world. General economic conditions impact our customers, particularly hospitals. For our instruments that are primarily sold on a capital purchase basis, reduced capital budgets that result from negative economic conditions, such as the current global recession, could result in lower instrument sales, which would negatively impact our future revenue, profitability and cash flow. A shift from capital purchases to rentals, which require no upfront cash outlay, could negatively impact our cash flow in the near term. Additionally, current global economic conditions may adversely affect the ability of our customers to access funds to enable them to fund their operating and capital budgets. Capital budget constraints could slow our progress in driving automation in both our customer base and the blood banking industry as a whole, which could negatively impact our future revenues, profitability and cash flow.

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

Increased competition in the United States could negatively impact our revenues and profitability.

For fiscal 2009, approximately 70% of our revenues were generated in the U.S., and these sales have been at increasingly larger gross margins. These results could be significantly and negatively impacted if current or new competitors increase their competition based on price, thereby potentially reducing our market share and gross margins. In calendar 2008, a new competitor entered the traditional blood bank reagent market in the United States. Their reagent products are intended for use by donor centers, reference laboratories, and hospitals for pre-transfusion blood group serology testing. The new market entrant has begun to aggressively market these products, which could cause us to reduce prices and/or increase marketing and other expenditures, or could result in the loss of business, all of which could reduce revenues and profitability.

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

Item 1B.—Unresolved Staff Comments.

Not applicable.

Item 2.—Properties.

Our corporate office and main manufacturing facilities along with laboratories and warehouses are leased and are located in Norcross, Georgia. We lease our sales offices in the Western European countries in which we operate and in Japan, with the exception of our Belgium sales office, which we own. We also own our Canadian manufacturing facility. Upon acquisition of BioArray in the first quarter of fiscal 2009, we acquired leased property in Warren, New Jersey, which is the manufacturing facility for our molecular immunohematology products.

Our owned properties are not encumbered as security for any loan. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

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

In April 2009, we received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring us to produce documents for the period beginning September 1, 2000 through the present, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. We have been cooperating with the DOJ and we intend to continue cooperating. At this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Since May 18, 2009, a series of 30 lawsuits have been filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1, which is hereby incorporated herein by this reference. All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation. Certain of the plaintiffs have filed motions with the Judicial Panel on Multidistrict Litigation asking that these cases be centralized in a single United States District Court; arguments on these motions are scheduled to be heard July 30, 2009. Discovery has not yet begun in any of these cases. None of the courts has made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 4.—Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote of the security holders.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Stock Market under the symbol: BLUD. The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported on The Nasdaq Stock Market.

	High	Low
Fiscal Year Ended May 31, 2009
First Quarter	$33.13	$24.71
Second Quarter	33.80	21.17
Third Quarter	29.20	21.34
Fourth Quarter	26.09	13.75

Fiscal Year Ended May 31, 2008
First Quarter	$34.69	$26.48
Second Quarter	39.96	29.58
Third Quarter	34.97	26.55
Fourth Quarter	29.75	17.30

As of June 30, 2009, there were 379 holders of record of our common stock, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividend Policy

We have never declared cash dividends with respect to our common stock. We presently intend to continue to reinvest our earnings in the business.

Equity Compensation Plan Information

In 2005, our Board of Directors adopted, and the shareholders approved, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our preexisting stock option plans, which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

The following table provides information as of May 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance ***
Equity compensation plans approved by security holders *	2,445,368	$20.16	1,876,773
Equity compensation plans not approved by security holders **	251,918	$0.89	—

Total	2,697,286	$17.30	1,876,773

*	Includes our 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Plan.
**	Includes our 1990 Stock Option Plan and 1995 Stock Option Plan.
***	Number of securities available for future issuance represents securities available under the 2005 Plan. At May 31, 2009, options had been granted under the 2005 Plan to purchase 1,654,009 shares of common stock and 232,215 shares of restricted stock had been granted; all of the 1,876,773 remaining shares, which include 162,997 cancelled awards, are available for issue under the 2005 Plan. No securities are available for future issuance under any of the other plans, which were frozen when the 2005 Plan was adopted. For a description of the material features of the 2005 Plan, see Note 12 to the consolidated financial statements.

Stock Repurchase Program

We are currently authorized to repurchase in aggregate up to 9,375,000 shares of our common stock under the stock repurchase program instituted in June 1998 with the initial authorization to repurchase up to 6,075,000 shares of our common stock. Since 1998, we have repurchased 8,528,353 shares of our common stock having an aggregate value of approximately $57.6 million. During the fiscal year ended May 31, 2009, we repurchased 295,409 shares of our commons stock for $6.7 million. As of May 31, 2009, 846,647 shares were available for repurchase under the program.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase plan during the three-month period ended May 31, 2009 as indicated in the table below:

Period	Shares Purchased	Average Price Per Share	Shares Purchased to Date as Part of Publicly Announced Plan	Maximum # of Shares Available to Purchase Under the Plan
March 1-31, 2009	—	$—	8,432,944	942,056
April 1-30, 2009	95,409	$20.67	8,528,353	846,647
May 1-31, 2009	—	$—	8,528,353	846,647

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock for the last five fiscal years with the total return of the S & P 500 and an old Peer Group Index and a new Peer Group Index for our last five fiscal years. The only other U.S. public company engaged in the blood bank reagent business is Johnson & Johnson through its Ortho-Clinical Diagnostics business unit. Due to the size and diversity of Johnson and Johnson, we do not believe it to be a true peer. For this reason, the new Peer Group is comprised of the following publicly traded companies: (1) Meridian Bioscience, Inc.; (2) Gen-Probe, Inc.; (3) Haemonetics Corp. and (4) Qiagen NV, which we consider peers because they are medical technology companies without large pharmaceutical operations. The old Peer Group Index also included Ventana Medical Systems, Inc., which is not a part of the new Peer Group Index because it ceased trading publicly last year.

*	$100 invested on 5/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending May 31.

Copyright © 2009, S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	5/31/04	5/31/05	5/31/06	5/31/07	5/31/08	5/31/09
Immucor, Inc.	100.00	241.74	196.72	341.72	290.32	162.85
S&P 500	100.00	108.24	117.59	144.39	134.72	90.84
Old Peer Group	100.00	99.04	145.22	154.94	175.89	127.90
New Peer Group	100.00	109.89	144.91	159.06	180.95	148.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.—Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2009 (2)	2008 (2)	2007 (2)	2006 (1)(2)	2005 (1)(2)
Statement of Income Data:
Net sales	$300,547	$261,199	$223,678	$183,506	$144,786
Cost of sales	84,536	75,710	65,923	61,969	57,541

Gross profit	216,011	185,489	157,755	121,537	87,245

Operating expenses:
Research and development	10,698	6,454	6,354	4,623	4,463
Selling, general, and administrative	88,355	70,646	58,738	51,185	45,530
Restructuring expenses	—	646	1,051	2,689	—

Total operating expenses	99,053	77,746	66,143	58,497	49,993

Income from operations	116,958	107,743	91,612	63,040	37,252

Other:
Interest income	1,957	4,263	2,841	978	624
Interest expense	(250)	(371)	(432)	(516)	(662)
Other (expense) income—net	(1,684)	33	133	(342)	767

Total other	23	3,925	2,542	120	729

Income before income taxes	116,981	111,668	94,154	63,160	37,981
Income taxes	40,798	40,214	34,086	23,317	14,071

Net income	$76,183	$71,454	$60,068	$39,843	$23,910

Income per share:
Per common share—Basic	$1.08	$1.02	$0.88	$0.59	$0.35

Per common share—Diluted	$1.07	$1.00	$0.85	$0.56	$0.34

Weighted average shares outstanding:
Common shares	70,382	69,867	68,441	68,004	67,699

Common shares—assuming dilution	71,168	71,109	70,669	71,401	71,350

	May 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$192,562	$230,556	$162,865	$92,883	$70,945
Total assets	451,340	364,950	275,478	191,687	157,613
Long-term obligations, less current portion	—	—	3,488	3,980	2,991
Retained earnings	327,242	251,059	179,768	119,700	79,857
Shareholders’ equity	384,578	307,696	219,448	143,871	117,432

(1)	All share and per share amounts have been retroactively adjusted to reflect the May 2006, December 2004 and July 2004 three-for-two stock splits.
(2)	No cash dividend was declared during any of the five years.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to “Forward Looking Statements” following the Index and Item 1A “Risk Factors” of this Form 10-K.

Overview

Our Business

We develop, manufacture and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and donor centers in tests performed to detect and identify certain properties of human blood for the purpose of blood transfusion. We have manufacturing facilities in the United States (U.S.) and Canada and sell our products through our direct sales network in the U.S., Canada, Western Europe and Japan as well as through third-party distributors in other markets.

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties.

In the markets of Western Europe, the testing of donor and patient blood for the purpose of transfusion is primarily automated. However, in the U.S., we estimate approximately 70% of blood banks perform this testing manually today. These blood banks are primarily in the small- to medium-sized hospital segment.

Our strategy is to drive automation in the blood bank with the goal of improving the blood bank’s operations as well as patient safety. We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. We received FDA clearance in June 2007 to market our Galileo Echo® (“Echo”) instrument. The Echo is a compact bench top, fully-automated walk-away instrument that meets the needs of the small- to medium-sized hospital market as well as integrated delivery networks that want to standardize the operations of their blood banks. Like our high volume Galileo® instrument, Echo uses Capture® technology, our proprietary reagents, and offers an extensive test menu and significant labor reduction while increasing productivity and patient safety.

In fiscal 2009, we entered the field of molecular immunohematology with our purchase of BioArray Solutions.

BioArray Acquisition

On August 4, 2008, we acquired BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, New Jersey for an aggregate purchase price of $115.2 million in cash, including approximately $2.4 million of acquisition-related transaction costs. We have included the financial results of BioArray in our consolidated financial statements beginning August 4, 2008. BioArray will continue to be based in Warren and operate under the BioArray name.

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which has represented the Company in a number of financial transactions, including the BioArray acquisition. Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp. With the receipt of these fees, as of August 4, 2008, Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Governance Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at the 2008 annual meeting of shareholders.

BioArray pioneered the development of molecular diagnostic systems that enable the DNA typing (genotyping) of blood for transfusion donors and recipients. In this transaction, we acquired the broad intellectual property portfolio BioArray generated through its substantial investments in research and development, including approximately 100 issued or pending patents. Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analysis. Using this technology platform, BioArray offers complete assay solutions called the BeadChip™ system.

The BeadChip system includes BeadChips featuring proprietary array designs as well as an automated Array Imaging System with “snapshot” image acquisition and the ImageStudio™ suite of integrated image analysis programs. The resulting integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. We believe this versatility makes the BeadChip format ideally suited to a wide scope of applications. The BeadChip system, which has not yet received FDA approval, is currently installed in a number of leading donor and transfusion centers for research applications.

We believe that molecular immunohematology, or the DNA analysis of blood for the purpose of transfusions, will revolutionize transfusion medicine. We believe that our acquisition of BioArray provides new, strategic growth markets for the Company in both our current market of transfusion through an offering complementary to our current product offerings as well as the potential new market of transplantation. Our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes.

We also believe our proven strength in developing automated instruments combined with our FDA licensing and CE Mark process experience, our established distribution network, our sales and marketing capabilities as well as our financial resources will generate enhanced long-term growth opportunities for the commercialization of BioArray’s BeadChip system.

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray’s technology in fields outside of blood transfusion and transplantation. The former equity holders of BioArray received an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, received a 19% ownership interest. In the allocation of the BioArray purchase price, no value was allocated to Immucor’s interest in the new company. In April 2009, Immucor bought back the rights to the BioArray technology from the new company for approximately $1.0 million. As part of the liquidation of the new company, Immucor received approximately $140,000 in cash from the net assets, proportional to Immucor’s ownership interest.

We are currently working on the next generation molecular immunohematology instrument that will facilitate the further commercialization of this innovative technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011.

Recent Developments

Two significant recent developments are the acquisition of BioArray and the development of the next generation automated instrument to allow the full scale commercialization of our acquired molecular immunohematology offering, which are discussed above under “BioArray Acquisition.” The following discusses other recent developments in our business.

•

Continued market penetration of the Echo instrument—We launched our latest instrument, the Echo, in the first quarter of fiscal 2008. Targeted at the small- to medium-sized hospital market, Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. We expect Echo to appeal to the small- to medium-sized hospitals, the largest segment of our market, numbering approximately 6,000 worldwide. As of May 31, 2009, we had received orders for a total of 603 Echo instruments worldwide. We believe continued market penetration of Echo will be a growth driver for the Company.

•

Upcoming launch of Galileo Neo™—We are currently developing a new version of the Galileo, named the Galileo Neo, which will be our fourth generation automated instrument. We believe the original Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, is approaching its natural replacement cycle of 5-7 years. Galileo Neo, like the original Galileo, will be targeted at high volume customers: large hospitals, donor centers and reference laboratories. We expect the Galileo Neo will have faster turnaround times and a longer mean time between failures than the current Galileo as well as new features such as STAT functionality. We expect FDA clearance towards the end of calendar 2009 and a first calendar quarter 2010 launch for Galileo Neo.

•

International Expansion—During fiscal 2009, we took steps to enable us to sell directly to the end users (e.g., hospitals) in the markets of the United Kingdom (“U.K.”) and France, where we previously sold our products through distributors. In the U.K., we acquired our distributor in June 2008, and in France, we established our own operations, an effort that began in fiscal 2008. While we have roughly one-third of the worldwide market, approximately 70% of our revenue is derived from the U.S. We believe that through our innovative automation and reagent offerings we can expand our footprint in our overseas markets.

•

FDA Administrative Action—On June 26, 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. During our fiscal third quarter of 2009, we formalized efforts to improve our quality systems through the Quality Process Improvement Project, which is discussed in further detail below. We continue to implement the Project and believe that, in addition to addressing the deficiencies noted by the FDA, we will have a world-class quality system upon its completion. We expect the Project to be completed during our third fiscal quarter of 2010.

•

Quality Process Improvement Project—During our third fiscal quarter of 2009, we formalized our efforts to improve the processes and procedures of our quality department through establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to deliver on our commitment of maintaining a world-class quality system. During fiscal 2009, we spent approximately $2.4 million on the Project, which was primarily reflected in cost of goods sold. We expect to incur $4.0 million to $4.5 million of Project-related expenses in fiscal 2010. The Project expenses primarily represent the cost of external consultants who are assisting us with the Project. We are targeting to complete the Project during our third fiscal quarter of 2010.

•

The U.S. Department of Justice Subpoena—On April 24, 2009, we announced that we had received a subpoena from the U.S. Department of Justice, Antitrust Division related to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. The subpoena requires us to produce documents for the period beginning September 1, 2000 through the present. We are cooperating fully with the Department of Justice.

•

Antitrust Lawsuits—Since May 2009, a series of 30 lawsuits have been filed against Immucor, Ortho-Clinical Diagnostics, Inc and Johnson & Johnson Health Care Systems, Inc. alleging that those companies conspired to fix blood reagent prices. These lawsuits are in the preliminary stages.

Instruments

In the past two fiscal years, we continued our focus of increasing market share and, therefore, revenue through the execution of our automation strategy. We have had strong market acceptance of our Echo instrument and have continued executing our pricing strategy to drive automation. We believe innovation is a key competitive advantage we have in the industry. To that end, our development of the next generation Galileo instrument, the Galileo Neo, continues and we expect a first calendar quarter 2010 worldwide launch of our new high volume offering. Additionally, in fiscal 2009, we believe that our acquisition of BioArray positions us as a first mover in the exciting new field of molecular immunohematology. We believe that the DNA typing of blood for transfusion will revolutionize transfusion medicine. We are currently in the process of developing the next generation molecular immunohematology instrument that will help us further commercialize the BioArray technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011.

Instrument placements are at the core of our automation strategy and we track instrument orders as an indication of our progress. For markets in which we sell directly to the end user (e.g., a hospital), the process is as follows: we receive the order, we schedule installation of the instrument and customer staff training, the customer performs validation testing of the instrument, the instrument begins generating recurring reagent revenue at its expected annualized run rate. As of May 31, 2009, we had received orders for a total of 603 Echo instruments worldwide since the instrument’s launch in June 2007, including 121 orders in Europe including distributors, 470 orders in the U.S. and Canada, and 12 orders in Japan. Approximately 360 of these Echo instruments were generating reagent revenue at the expected annualized run rate at the end of fiscal 2009. We believe the market for Echo worldwide is approximately 6,000 hospitals, the largest segment of our market. For Galileo, as of May 31, 2009, we had received a total of 637 Galileo instruments orders worldwide since launch, including 365 orders in Europe (including distributors), 266 orders in the U.S. and Canada, and 6 orders in Japan. Approximately 596 of these Galileo instruments were generating reagent revenues at the expected annualized run rate at the end of fiscal 2009.

Revenue and expenses related to the sale of instruments is accounted for under Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 mandates the deferral of certain revenue for sales agreements that have multiple deliverables while also mandating the upfront expensing of the related costs. The reagent contracts that are signed when customers automate typically have reagent price guarantee clauses. In accordance with EITF 00-21, when instruments are sold (versus rented) the instrument costs are expensed when the sale is made and the related instrument revenue is deferred and recorded as income over the term of the underlying reagent contract. If an instrument is rented, then the revenue and expenses are recognized ratably over the contract period. While the overall transaction economics may be similar, this accounting treatment may result in margin improvement or degradation depending on the sales mix of instruments purchased or rented by the end users in the period. Historically, the Galileo is purchased 90% of the time. For the Echo, in fiscal 2009, we experienced a rental rate of more than 75% for new instrument orders in the U.S. As of May 31, 2009 and May 31, 2008, we had deferred revenue of approximately $22.1 million and $24.2 million, respectively, and a major portion of these balances related to the deferral of revenue from sales of instruments.

Results of Operations

Comparison of Years Ended May 31, 2009 and May 31, 2008

	For the Year Ended May 31,		Change
	2009	2008	Amount	%
	($ in thousands)
Net Sales	$300,547	$261,199	$39,348	15%
Gross profit (1)	216,011	185,489	30,522	16%
Gross profit percentage	71.9%	71.0%	n/m	1%
Operating expenses	99,053	77,746	21,307	27%

Income from Operations	116,958	107,743	9,215	9%
Non-operating income	23	3,925	(3,902)	-99%

Income before income tax	116,981	111,668	5,313	5%
Provision for income tax	40,798	40,214	584	1%

Net income	$76,183	$71,454	$4,729	7%

Earnings per share:
Per common share—basic	$1.08	$1.02	$0.06	6%

Per common share—diluted	$1.07	$1.00	$0.07	7%

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Revenue increased by approximately $39.3 million, or approximately 15%, during the year ended May 31, 2009 compared with the prior year. This increase was primarily attributable to approximately $27.3 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $15.7 million from volume contributions, which included incremental revenue from instrument placements. These increases were offset by a negative currency impact of approximately $3.7 million. Approximately 70% of our fiscal 2009 consolidated revenue is from the U.S. and 30% is from international sales largely denominated in local currency, with the majority of this revenue in Euros, Canadian Dollars, British Pounds and Yen. As a result, our consolidated revenue expressed in dollars benefits when the U.S. dollar weakens and decreases when the U.S. dollar strengthens in relation to other currencies.

For fiscal 2009, our consolidated gross margin increased to 71.9% from 71.0% achieved in fiscal 2008, primarily due to margin improvements in traditional reagents and instruments. During the current fiscal year, we spent approximately $2.4 million on our Quality Process Improvement Project, which was primarily reflected in cost of sales. Operating expenses increased approximately 27%, primarily due to our acquisition of BioArray. Net income increased approximately 7% in fiscal 2009 over the prior year.

Net sales

	For the Year Ended May 31,		Change
	2009	2008	Amount	%
	($ in thousands)
Traditional reagents	$199,277	$179,088	$20,189	11%
Capture reagents	64,145	53,372	10,773	20%
Instruments	34,672	27,042	7,630	28%
Molecular immunohematology	2,453	—	2,453	100%
Collagen	—	1,697	(1,697)	-100%

	$300,547	$261,199	$39,348	15%

Traditional reagent revenue increased by approximately $20.2 million, or approximately 11%, in fiscal 2009 compared with fiscal 2008 primarily due to price contributions, which included incremental revenue from both contractual and discretionary sources. Traditional reagent sales, which accounted for approximately two-thirds of total revenue in fiscal 2009, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents.

Capture revenue increased by approximately $10.8 million, or approximately 20%, in fiscal 2009 over the prior year primarily due to increased volume. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Revenue from instruments increased by approximately $7.6 million, or approximately 28% in fiscal 2009 compared with fiscal 2008 due to increased instrument placements. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract when it includes a price guarantee, which is normally five years. In fiscal 2009, approximately $16.9 million of deferred revenue was recognized from previously placed instruments compared to $13.3 million recognized in fiscal 2008. We deferred approximately $14.7 million of instrument and associated service revenues related to instrument placements in fiscal 2009, compared to $17.5 million in fiscal 2008. We had increased rentals of instruments in the current year, which resulted in revenue being recognized over the term of the contract as earned, versus deferred and amortized as in the case of the instrument being sold. As of May 31, 2009 and May 31, 2008, deferred instrument and service revenues totaled approximately $22.1 million and $24.2 million, respectively.

The sale of molecular immunohematology products produced by BioArray resulted in $2.5 million in revenue during fiscal 2009. BioArray was acquired on August 4, 2008.

We discontinued manufacturing collagen products in the second quarter of fiscal 2008 when our commitment to a third party expired, which resulted in a revenue decrease of $1.7 million in fiscal 2009.

Gross margin

	For the Year Ended May 31,
	2009		2008		Change Amount
	Amount	Margin %	Amount	Margin %
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents (1)	$155,744	78.2%	$139,428	77.9%	$16,316
Capture reagents (1)	54,411	84.8%	45,568	85.4%	8,843
Instruments (1)	5,259	15.2%	476	1.8%	4,783
Molecular immunohematology (1)	597	24.3%	—	0.0%	597
Collagen (1)	—	0.0%	17	1.0%	(17)

	$216,011	71.9%	$185,489	71.0%	$30,522

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margins on traditional reagents increased to 78.2% in fiscal 2009 from 77.9% in the prior year, primarily due to higher revenue without a proportionate increase in cost of sales. During the current fiscal year, we spent approximately $2.4 million on our Quality Process Improvement Project. These costs were primarily reflected in traditional reagent cost of sales.

For fiscal 2009, Capture product gross margins decreased to 84.8% from 85.4% in the prior year primarily due to foreign currency fluctuations and product sales mix.

Gross margins on instruments increased to 15.2% in fiscal 2009 from 1.8% in the prior year, primarily due to sales mix. In the prior year, more instruments were sold and in the current year more instruments were rented. Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. Additionally, current year margins benefited from the recognition of revenue deferred from prior periods. In fiscal 2009, we recognized $3.6 million more deferred revenue than in the prior year.

Operating expenses

	For the Year Ended May 31,		Change
	2009	2008	Amount	%
	($ in thousands)
Research and development	$10,698	$6,454	$4,244	66%
Selling and marketing	39,191	32,970	6,221	19%
Distribution	13,708	11,394	2,314	20%
General and administrative	31,717	25,925	5,792	22%
Restructuring expense	—	646	(646)	-100%
Amortization expense and other	3,739	357	3,382	947%

Total operating expenses	$99,053	$77,746	$21,307	27%

Research and development expenses increased by approximately $4.2 million in fiscal 2009 over the prior year, primarily due to the acquisition of BioArray, which took place in the first quarter of this fiscal year, and the development activities around the acquired molecular immunohematology offering.

Selling and marketing expenses increased by approximately $6.2 million in fiscal 2009 compared with fiscal 2008, primarily due to the addition of new affiliates in France and the United Kingdom, and the BioArray acquisition.

Distribution expenses rose by approximately $2.3 million in fiscal 2009 over the prior year, primarily due to an increase in freight charges and other general expenses.

General and administrative expenses increased by approximately $5.8 million in fiscal 2009 over the prior year, primarily due to the addition of BioArray and our affiliates in the United Kingdom and France.

Amortization expense increased by approximately $3.4 million in fiscal 2009 compared with fiscal 2008 due to amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray and our affiliate in the United Kingdom. Both acquisitions occurred in the first quarter of this fiscal year.

Non-operating income

	For the Year Ended May 31,		Change Amount
	2009	2008
	($ in thousands)
Non-operating income	$23	3,925	$(3,902)

The year-over-year decrease in non-operating income was primarily attributable to lower interest income due to our lower cash balance as well as a decrease in interest rates. Cash on hand was lower in fiscal 2009 as a result of the acquisitions made in the first fiscal quarter. Additionally, non-operating income was lower as a result of higher foreign exchange losses related to an intercompany receivable.

Income taxes

The provision for income taxes increased $0.6 million in fiscal 2009 compared with fiscal 2008 primarily due to increased pre-tax income. The effective income tax rate was 34.9% in the current year compared with 36.0% in the prior year. The tax rates in the current year periods were favorably impacted primarily by an increase in research and development credits following the BioArray acquisition and lower statutory rates in Italy.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $3.3 million in fiscal 2009 and $7.5 million in fiscal 2008. The majority of the exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of SFAS 123(R). Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

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

Sales of Capture products increased by $10.7 million, or 25%, in fiscal 2008 compared to fiscal 2007 mainly due to volume increases ($5.0 million) and price increases ($3.0 million) in the U.S., exchange rate gains ($2.1 million) due to the strengthening of the Euro against the U.S. Dollar and an increase ($0.6 million) attributable to our foreign affiliates. Sales of Capture products are largely dependent on the number of installed instruments requiring the use of Capture reagents. As we succeed in placing more instruments in the market, we expect revenue from Capture products to increase.

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

An increase in selling and marketing expenses of $6.4 million to $33.0 million, or 24%, over the prior fiscal year was largely due to an increase in salaries and commissions of $2.6 million, one-time severance expense of $1.0 million incurred for the reorganization of the sales and marketing resources in Europe and expenses of the new affiliate in France of $0.5 million. We increased our sales staff in preparation of the launch of the Echo and also to more aggressively market the Galileo. This accounted for a major portion of the increase in the personnel cost in fiscal 2008. The impact of the weakening of the U.S. Dollar against the Euro by about 10% in fiscal 2008 accounted for an increase of approximately $1.4 million in selling and marketing expenses of the European affiliates.

An increase in distribution expenses of $1.8 million, or 18%, in fiscal 2008 over fiscal 2007 was mainly due to an increase in freight expenses of $0.6 million as a result of increased shipments of instruments and setup costs for centralization of European operations in Germany, and an increase in salaries of $0.3 million. The impact of the weakening of the U.S. Dollar against the Euro by about 10% in fiscal 2008 accounted for approximately $0.4 million increase in distribution expenses of the European affiliates.

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

Income taxes

The provision for income taxes increased $6.1 million in fiscal 2008 from the prior year, primarily due to higher pre-tax income with the overall effective tax rate remaining unchanged at 36% for fiscal 2008. Net deferred tax assets increased by $5.6 million mainly due to an increase of $3.2 million as a result of the adoption of FIN 48 in fiscal 2008 and an increase of $1.1 million in share-based compensation.

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

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. We have adequate working capital and sources of capital to operate our current business and to meet our existing capital requirements. At May 31, 2009, we had working capital of $192.6 million, compared to $230.6 million of working capital at May 31, 2008. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2009, 2008 and 2007, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the Year Ended May 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$79,822	$75,105	$58,279
Net cash used in investing activities	(116,556)	(15,693)	(9,245)
Cash provided by (used in) financing activities	(1,396)	72	10,175
Effect of exchange rate changes on cash and cash equivalents	(465)	2,021	239

Increase (decrease) in cash and cash equivalents	$(38,595)	$61,505	$59,448

Our cash and cash equivalents were $136.5 million as of May 31, 2009, as compared to $175.1 million as of May 31, 2008. The decrease in our cash position was primarily due to net cash payments of $108.0 million for the acquisitions of BioArray and our U.K. distributor.

Operating activities—In fiscal 2009, net cash generated by operating activities was $79.8 million compared with $75.1 million in fiscal 2008. The year-over-year increase in cash flow from operating activities was primarily attributable to the $4.7 million year-over-year increase in net income.

In fiscal 2008, net cash generated by operating activities was $75.1 million, as compared with $58.3 million generated in fiscal 2007. The year-over-year increase in cash flow was attributable to the year-over-year increase in net income of $11.4 million and a reduction in an adjustment of approximately $4.8 million for the tax benefit arising on exercise of stock options, which is required to be disclosed as cash generated by financing activities since our adoption of SFAS 123(R) effective June 1, 2006.

In fiscal 2007, net cash generated by operating activities was $58.3 million and was primarily attributable to net income of $60.1 million.

Investing activities—For fiscal 2009, $116.6 million of net cash was used in investing activities compared with $15.7 million of cash used in the fiscal 2008. We paid $108.0 million for the acquisition of BioArray and our U.K. distributor in fiscal 2009. For the purchase of property and equipment, we spent $8.6 million in the fiscal 2009 compared with $11.6 million spent in fiscal 2008.

In fiscal 2008, $15.7 million of cash was used in investing activities, for capital expenditures ($11.6 million), for an advance payment of $4.4 million for the acquisition of our U.K. distributor, for reacquired distribution rights for France ($1.0 million), for capitalized costs relating to the proposed acquisition of BioArray ($0.7 million) offset by $2.0 million received from the sale of our Houston plant.

In fiscal 2007, $9.2 million of cash was used in investing activities, primarily for capital expenditures ($10.9 million), partly offset by proceeds of $1.6 million received from the sale of short-term investments.

Financing activities—In fiscal 2009, net cash used in financing activities was $1.4 million compared with net cash generated by financing activities of $0.1 million in the prior year. During fiscal 2009, we used $6.7 million to repurchase shares of our common stock in the open market. Also reflected in ‘repurchase of common stock’ in the cash flow statement is approximately $1.0 million in withholding taxes we paid. This payment was in compliance with statutory tax withholding requirements for the exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. We received $3.2 million and $2.7 million from the exercise of employee stock options in the fiscal 2009 and fiscal 2008, respectively. We received $3.3 million and $7.5 million of excess tax benefits from share-based compensation for the fiscal 2009 and fiscal 2008, respectively.

Net cash provided by financing activities was $0.1 million in fiscal 2008, compared with $10.2 million in fiscal 2007. During fiscal 2008, we had a cash outflow of $5.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the consolidated statement of cash flows. In fiscal 2008, we did not repurchase any shares in the open market under our stock repurchase program, compared to the $4.9 million used for this purpose in fiscal 2007. We had a cash outlay of $4.7 million and $1.1 million in fiscal 2008 and fiscal 2007, respectively, to pay our acquisition liability for the purchase of our Japanese distribution business from Kainos. At the end of fiscal 2008, we concluded the three-year transition arrangement with Kainos related to that purchase and paid Kainos all the remaining amounts due. We received $2.7 million and $3.9 million from the exercise of employee stock options in fiscal 2008 and 2007, respectively. We received $7.5 million and $12.3 million of excess tax benefits from share-based compensation as cash provided by financing activities in fiscal 2008 and fiscal 2007, respectively.

Stock Repurchase Program

During the fiscal year ended May 31, 2009, we repurchased 295,409 shares of our common stock under our stock repurchase program for approximately $6.7 million at an average per share price of $22.52. We made no share repurchases during fiscal 2008. In fiscal 2007, we spent $4.9 million to repurchase 281,969 shares under this program. Since the introduction of the plan in 1998, we have repurchased 8,528,353 shares of our common stock having an aggregate value of approximately $57.6 million. As of May 31, 2009, 846,647 shares were available for repurchase under the program.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. While we are currently involved in certain legal proceedings, we do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Contingent liabilities are described in Note 18 to the consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support our operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows. Planned capital expenditures for fiscal 2010 are approximately $10 to $12 million. Additionally, we expect to deploy our cash to finance the rental of instruments, primarily in the U.S. In accordance with U.S. GAAP, this activity will be reflected in working capital in our statement of cash flows. There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$15,952	$2,887	$5,090	$4,470	$3,505
Purchase obligations	19,481	19,410	71	—	—

Total contractual cash obligations	$35,433	$22,297	$5,161	$4,470	$3,505

In addition to the obligations in the table above, approximately $10.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2009.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at May 31, 2009, totaling $57.0 million, and at May 31, 2008, totaling $52.7 million, are net of allowances for doubtful accounts of $2.2 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company also allocates certain general and administrative costs to inventory and incurred approximately $3.0 million, $3.9 million and $3.2 million of such costs in fiscal 2009, 2008 and 2007, respectively. The Company had approximately $1.1 million and $1.4 million of general and administrative costs remaining in inventory as of May 31, 2009 and May 31, 2008, respectively.

We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2009, 2008, or 2007.

iv) Goodwill

On adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are continuing to be amortized over their useful lives.

We evaluate the carrying value of goodwill at the end of the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during the year resulted in no impairment charges.

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. We assess the need for additional valuation allowances quarterly. See Note 14 to the consolidated financial statements.

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

We elected to value our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for disclosing our pro forma information required under SFAS 123 for fiscal year 2006. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. See Note 12 of the notes to the consolidated financial statements for a detailed discussion of SFAS 123(R).

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

Recently Issued Accounting Standards

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

In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases,” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. FSP FAS 157-1 is effective upon the initial adoption of Statement 157. The adoption of FSP FAS 157-1 did not have a material impact on its results of operation or financial position of the Company.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance on calculating fair value in an inactive market. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 was adopted by the Company in its fiscal year beginning June 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position as the Company did not elect to record any applicable amounts at fair value.

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

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. SFAS 162 was effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on its consolidated financial statements.

Not yet adopted by the Company

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009. The Company does not expect that the adoption of SFAS 165 will have a material effect on its consolidated financial statements.

This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009, which corresponds to the Company’s first quarter of fiscal year 2010.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company is currently evaluating the impact of adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates principally with the U.S. Dollar versus the Euro, Canadian Dollar, British Pound and Japanese Yen. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. In fiscal years 2009, 2008, and 2007, we recorded foreign currency translation losses of $4.0 million in fiscal 2009 and gains of $8.6 million and $1.1 million in fiscal 2008 and 2007, respectively.

Item 8.—Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” effective June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 23, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia

July 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Immucor, Inc.

We have audited Immucor, Inc. (a Georgia corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Immucor, Inc.’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Immucor, Inc.’s internal control over financial reporting does not include internal control over financial reporting of BioArray Solutions, Ltd., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 26 percent and 1 percent of the Company’s consolidated assets and revenues, respectively as of and for the year ended May 31, 2009. As indicated in Management’s Report, BioArray Solutions, Ltd. was acquired during the 2009 fiscal year and therefore, management’s assertion on the effectiveness of Immucor, Inc.’s internal control over financial reporting excluded internal control over financial reporting of BioArray Solutions Ltd.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2009 and our report dated July 23, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

July 23, 2009

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	May 31, 2009	May 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$136,461	$175,056
Trade accounts receivable, net of allowance for doubtful accounts of $2,179 at May 31, 2009 and $2,024 at May 31, 2008	57,017	52,720
Inventories	38,256	32,228
Deferred income tax assets, current portion	7,979	6,151
Prepaid expenses and other current assets	5,137	5,420

Total current assets	244,850	271,575

PROPERTY AND EQUIPMENT, Net	43,461	36,426
GOODWILL	97,255	36,758
INTANGIBLE ASSETS, Net	61,355	7,497
DEFERRED INCOME TAX ASSETS	3,638	6,996
OTHER ASSETS	781	5,698

Total assets	$451,340	$364,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,344	$7,546
Accrued expenses and other current liabilities	20,253	15,715
Income taxes payable	11,469	6,612
Deferred revenue, current portion	11,222	11,146

Total current liabilities	52,288	41,019

DEFERRED REVENUE	10,871	13,010
DEFERRED INCOME TAX LIABILITIES	1,272	1,031
OTHER LONG-TERM LIABILITIES	2,331	2,194

Total liabilities	66,762	57,254
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,456,522 and 70,136,225 shares at May 31, 2009 and May 31, 2008, respectively	7,046	7,014
Additional paid-in capital	42,012	37,325
Retained earnings	327,242	251,059
Accumulated other comprehensive income	8,278	12,298

Total shareholders’ equity	384,578	307,696

Total liabilities and shareholders’ equity	$451,340	$364,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended May 31,
	2009	2008	2007
NET SALES	$300,547	$261,199	$223,678
COST OF SALES (exclusive of amortization shown separately below)	84,536	75,710	65,923

GROSS PROFIT	216,011	185,489	157,755

OPERATING EXPENSES
Research and development	10,698	6,454	6,354
Selling and marketing	39,191	32,970	26,595
Distribution	13,708	11,394	9,635
General and administrative	31,717	25,925	22,162
Restructuring expenses	—	646	1,051
Amortization expense and other	3,739	357	346

Total operating expenses	99,053	77,746	66,143

INCOME FROM OPERATIONS	116,958	107,743	91,612

NON-OPERATING INCOME (EXPENSE)
Interest income	1,957	4,263	2,841
Interest expense	(250)	(371)	(432)
Other, net	(1,684)	33	133

Total non-operating income	23	3,925	2,542

INCOME BEFORE INCOME TAXES	116,981	111,668	94,154
PROVISION FOR INCOME TAXES	40,798	40,214	34,086

NET INCOME	$76,183	$71,454	$60,068

Earnings per share:
Per common share—basic	$1.08	$1.02	$0.88

Per common share—diluted	$1.07	$1.00	$0.85

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE, MAY 31, 2006	67,926	$6,793	$14,752	$119,700	$2,626	$143,871
Shares issued under employee stock plan	1,443	144	3,772	—	—	3,916
Stock-based compensation expense	—	—	3,123	—	—	3,123
Stock repurchases and retirements	(282)	(28)	(4,844)	—	—	(4,872)
Tax benefits related to stock-based compensation	—	—	12,273	—	—	12,273
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	1,069	1,069
Net income	—	—	—	60,068	—	60,068

Total comprehensive income						61,137

BALANCE, MAY 31, 2007	69,087	$6,909	$29,076	$179,768	$3,695	$219,448
Adjustment on adoption of FIN 48	—	—	—	(163)	—	(163)

BALANCE, JUNE 1, 2007, adjusted	69,087	$6,909	$29,076	$179,605	$3,695	$219,285
Shares issued under employee stock plan	1,274	127	3,056	—	—	3,183
Stock-based compensation expense	—	—	3,678	—	—	3,678
Stock repurchases and retirements	(225)	(22)	(6,024)	—	—	(6,046)
Tax benefits related to stock-based compensation	—	—	7,539	—	—	7,539
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	8,603	8,603
Net income	—	—	—	71,454	—	71,454

Total comprehensive income						80,057

BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696
Shares issued under employee stock plan	669	67	3,632	—	—	3,699
Stock-based compensation expense	—	—	5,904	—	—	5,904
Stock repurchases and retirements	(349)	(35)	(8,102)	—	—	(8,137)
Tax benefits related to stock-based compensation	—	—	3,253	—	—	3,253
Comprehensive income (net of taxes):
Foreign currency translation adjustments	—	—	—	—	(4,020)	(4,020)
Net income	—	—	—	76,183	—	76,183

Total comprehensive income						72,163

BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended May 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$76,183	$71,454	$60,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,306	8,376	6,871
Accretion of acquisition liabilities	—	206	179
Loss on retirement of fixed assets	352	221	132
Gain from sale of Houston property	—	(1,654)	—
Provision for doubtful accounts	848	423	364
Share-based compensation expense	5,904	3,678	3,123
Deferred income taxes	5	(1,751)	(3,538)
Excess tax benefits from share-based compensation	(3,253)	(7,539)	(12,273)
Changes in operating assets and liabilities:
Accounts receivable, trade	(6,310)	(1,799)	(10,168)
Income taxes	7,796	2,361	13,700
Inventories	(4,647)	(1,473)	(8,315)
Other assets	(7,450)	(840)	(173)
Accounts payable	796	(936)	2,185
Deferred revenue	(2,247)	4,224	3,520
Accrued expenses and other liabilities	(1,461)	154	2,604

Cash provided by operating activities	79,822	75,105	58,279

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,602)	(11,573)	(10,893)
Proceeds from sale of property and equipment	—	2,003	—
Acquisition of businesses, net of cash acquired	(107,954)	—	—
Deposit paid to acquire net assets of a company	—	(4,432)	—
Payment for acquired distribution rights	—	(969)	—
Payments for capitalized acquisition costs	—	(722)	—
Proceeds from short-term investments, net	—	—	1,648

Cash used in investing activities	(116,556)	(15,693)	(9,245)

FINANCING ACTIVITIES:
Repayments of long-term debt and capital leases	(206)	(4,652)	(1,092)
Repurchase of common stock	(7,621)	(5,549)	(4,872)
Proceeds from exercise of stock options	3,178	2,734	3,866
Excess tax benefits from share-based compensation	3,253	7,539	12,273

Cash provided by (used in) financing activities	(1,396)	72	10,175

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(465)	2,021	239

INCREASE IN CASH AND CASH EQUIVALENTS	(38,595)	61,505	59,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	175,056	113,551	54,103

CASH AND CASH EQUIVALENTS AT END OF YEAR	$136,461	$175,056	$113,551

SUPPLEMENTAL INFORMATION:
Tax paid	$32,528	$39,594	$23,235
Interest paid	$36	$138	$225
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$516	$497	$—
Movement from operating to investing for instruments placed on rental agreements	$6,707	$1,993	$684

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and donor centers in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood used for the purpose of blood transfusion. The Company operates facilities in the U.S., Canada, Europe and Japan. The Company continues to place increasing emphasis on the development and sale of instruments and instrument systems that use the Company’s proprietary reagents, while also promoting increased sales of its traditional reagent product line.

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

Share-Based Compensation—The Company records share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), which the Company adopted on June 1, 2006. The Company values its share-based payment awards using the Black-Scholes option-pricing model based on grant date fair value estimated in accordance with the provisions of SFAS 123(R). The expense for each share-based payment award is expensed over the vesting period of the award using the straight-line method. See Note 12 of the notes to the consolidated financial statements for a detailed discussion of SFAS 123(R).

The Company has calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of SFAS 123 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of SFAS 123(R).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $136.5 million and $175.1 million at May 31, 2009 and 2008, respectively, 82% and 88% of it located in the U.S. as of May 31, 2009 and 2008, respectively.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2009, and May 31, 2008, no single group or customer represents more than 10% of total accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2009 and 2008, the Company’s accounts receivable balances were $57.0 million and $52.7 million, respectively; about 50% of these accounts were of foreign origin, predominantly European. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectiblity. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

Factoring of accounts receivable is an additional method used by the Company’s Italian subsidiary to mitigate the risk of uncollectibility for certain customers who routinely take longer than one year to pay. The Company has agreements with certain factoring companies to sell some of its trade receivables in non-recourse transactions. The trade receivables are sold at a discount plus administrative and other fees. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The proceeds are included as operating activities in the consolidated statements of cash flows. The factoring companies retain a certain percentage of the collectible amount and these amounts are disclosed as ‘prepaid expenses and other current assets’ in the consolidated balance sheets. The outstanding retention amounts were $0.1 million and $0.4 million May 31, 2009 and 2008, respectively. The factoring fee amounted to approximately $25,000, $41,600 and $87,500 for fiscal 2009, 2008 and 2007, respectively.

Concentration of Production Facilities and Supplies—Substantially all of the Company’s reagent products are produced in its Norcross, Georgia facility in the U.S., and its reagent production is highly dependent on the uninterrupted and efficient operation of this facility. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado or if there is a production disruption for an extended period for any other reason, many of those products could not be produced until the manufacturing portion of the facility is restored and cleared by the FDA. The Company maintains a disaster plan to minimize the effects of such a catastrophe, and the Company has obtained insurance to protect against certain business interruption losses. While the Company purchases certain raw materials from a single supplier, the Company has reliable supplies of most raw materials.

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, supplies, labor and manufacturing overhead. The Company also allocates certain general and administrative costs to inventory and incurred approximately $3.0 million, $3.9 million, and $3.2 million of such costs in fiscal 2009, 2008 and 2007, respectively. The Company had approximately $1.1 million and $1.4 million of general and administrative costs remaining in inventory as of May 31, 2009 and May 31, 2008, respectively.

The Company uses a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established, and variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2009, 2008 or 2007.

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

The Company evaluates the carrying value of goodwill as at the end of the third quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during fiscal year 2009 resulted in no impairment charges.

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

Net Sales Relating to Foreign Operations—Sales to customers outside the United States approximated 30% of net sales in fiscal 2009, 2008 and 2007.

Foreign Currency Translation—The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a loss of $4.0 million in fiscal 2009 and a gain of $8.6 million and $1.1 million in fiscal 2008 and 2007, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Net foreign currency transaction losses included in operations were $1.9 million in fiscal 2009. Net foreign currency transaction gains included in operations were $0.1 million in fiscal 2008 and $0.4 million in fiscal 2007. These gains and losses are included in ‘other non-operating income (expense)’ in the consolidated statements of income.

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

Sales subject to a plan of factoring are recorded at net realizable value (defined as gross sales less the annual estimated cost of factoring the sale). Should the factored sale remain uncollected by the factor at the end of one year, an estimate of the additional factoring discount is made and recorded monthly.

Shipping and Handling Charges and Sales Tax—The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales. The cost of handling customer orders and the cost of shipments are reported in the operating expense section of the statements of income as distribution expense. The cost of handling customer orders and the cost of shipments were approximately $13.7 million, $11.4 million and $9.6 million for the years ended May 31, 2009, 2008 and 2007, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts—Trade receivables at May 31, 2009, totaling $57.0 million, and at May 31, 2008, totaling $52.7 million, are net of allowances for doubtful accounts of $2.2 million and $2.0 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs—Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses in the consolidated income statement. Advertising expenses were $0.7 million for the year ended May 31, 2009 and $0.4 million for each of the years ended May 31, 2008 and 2007.

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

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company implemented FIN 48 effective June 1, 2007. See Note 14 to the consolidated financial statements.

Warranty—Each instrument sale includes a standard one-year service warranty. An extended warranty is sold separately. Approximately 95% of customers choose to purchase an extended warranty through the Company. The start of the one-year standard service period generally coincides with when the instrument revenue itself is recognized (upon customer acceptance/training, etc.). Standard warranty revenues are thus deferred until the instrument revenues are recognized and are then amortized over a 12-month period. If the instrument revenue is deferred due to a price protection clause, the revenue from warranty is also deferred and recognized over the same period as the revenue from the instrument sale. The price charged for the extended warranty is considered to be the fair market value of a first year warranty built into the consideration arrangement and is in accordance with the guidance provided in EITF 00-21.

Impact of Recently Issued Accounting Standards—

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

In February 2008, the FASB issued FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP FAS 157-1”) This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases,” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. FSP FAS 157-1 is effective upon the initial adoption of Statement 157. The adoption of FSP FAS 157-1 did not have a material impact on its results of operation or financial position of the Company.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance on calculating fair value in an inactive market. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 was adopted by the Company in its fiscal year beginning June 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position as the Company did not elect to record any applicable amounts at fair value.

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

In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles”, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. SFAS 162 was effective on November 15, 2008. The adoption of SFAS 162 did not have a material effect on its consolidated financial statements.

Not yet adopted by the Company

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any business combination occurring on or after June 1, 2009, as required. The Company does not expect the adoption of SFAS No. 141 (R) to have a material impact on its consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009. The Company does not expect that the adoption of SFAS 165 will have a material effect on its consolidated financial statements.

This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim or annual reporting periods ending after June 15, 2009, which corresponds to the Company’s first quarter of fiscal year 2010.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfered financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company is currently evaluating the impact of adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS

BioArray

On March 11, 2008, the Company signed an Agreement and Plan of Merger with BioArray Solutions Ltd. (“BioArray”), a privately-held company based in Warren, NJ. The Company completed the acquisition of BioArray on August 4, 2008. Pursuant to the agreement, the Company acquired 100% of the outstanding common stock of BioArray for an aggregate purchase price of $115.2 million, including approximately $2.4 million of acquisition-related transaction costs. The purchase consideration was paid in cash. The Company has included the financial results of BioArray in its consolidated financial statements beginning August 4, 2008.

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which has represented the Company in a number of financial transactions, including the acquisition of BioArray Solutions in August 2008. Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp. With the receipt of these fees, as of August 4, 2008, Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Governance Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at the 2008 annual meeting of shareholders.

BioArray is a pioneer in the field of molecular immunohematology or the DNA analysis of blood for the purpose of transfusions. Through the development of technologies supported by approximately 100 issued or pending patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to quantitative DNA and protein analysis.

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

As of the acquisition date, the BeadChip system was being sold to and used by a number of customers for research use only purposes, which does not require FDA approval. After the acquisition was finalized the Company began the process of developing an automated instrument for the further commercialization of the BioArray solution. Although not required for research use only, Immucor expects to seek FDA and CE Mark approval once the automated instrument is developed to facilitate the wider commercialization of the product.

Immucor believes that molecular immunohematology will revolutionize transfusion medicine. Immucor also believes that its acquisition of BioArray provides new, strategic growth markets for the Company in both its current market of transfusion, through an offering complementary to its current product offerings, as well as the potential new market of transplantation. The purchase price for BioArray, and the resulting goodwill, reflects the significant growth opportunities that both companies believe BioArray’s technology and the combination of the companies’ complementary strengths represents for future growth.

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

In connection with the transaction, BioArray formed a new company intended to commercialize BioArray’s technology in fields outside of blood transfusion and transplantation. The former equity holders of BioArray received an 81% ownership interest in the new company, and Immucor, through BioArray and for no additional consideration, received a 19% ownership interest. In the allocation of the BioArray purchase price, no value was allocated to Immucor’s interest in the new company. In April 2009, Immucor bought back the rights to the

BioArray technology from the new company for approximately $1.0 million. As part of the liquidation of the new company, Immucor received approximately $140,000 in cash from the net assets, proportional to Immucor’s ownership interest.

Purchase Price Allocation

Under purchase accounting, the total purchase price was allocated to BioArray’s net tangible and identifiable intangible assets based on their estimated fair values as of August 4, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation.

The following table details the purchase price allocation as of May 31, 2009 (in thousands):

Current assets	$8,097
Plant and equipment	1,534
Goodwill	58,783
Developed product technology	51,000
Deferred tax asset	21,580
Trademarks	1,600
Non-compete agreements	1,650

Total assets acquired	144,244
Deferred tax liability	(22,752)
Liabilities assumed	(6,328)

Total purchase price	$115,164

As of August 4, 2008, the Company made a preliminary determination of the amount of BioArray’s operating loss carryforwards that will be available to reduce the Company’s future taxable income, based on the rules governing allowable carryforward of losses when changes in ownership occur under Internal Revenue Code Section 382. This amount, which approximates $21.6 million, is recorded as a deferred tax asset. The net operating losses will expire at various times between 2021 and 2028. The Company has acquired intangible assets, not including goodwill, totaling approximately $54.3 million in this transaction. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $22.8 million to offset the future book amortization related to these intangibles. None of the goodwill of approximately $58.8 million resulting from the acquisition of BioArray is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of BioArray’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates used to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.5% to 15%. These discount rates were determined after consideration of the Company’s rate of return on equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at May 31, 2009 (in thousands, except years):

Intangible Asset	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed product technology	$51,000	$2,500	$48,500	17 yrs.
Trademarks	1,600	78	1,522	17 yrs.
Non-compete agreements	1,650	275	1,375	5 yrs.

	$54,250	$2,853	$51,397

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

	Year Ended May 31,
	2009	2008
Revenue	$300,863	$262,930
Net Income	$73,633	$59,640

Earnings per common share—basic	$1.05	$0.85

Earnings per common share—diluted	$1.03	$0.84

IBG Immucor Limited

In June 2008, with the intent to sell our products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in, and the Company’s distributor for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2009	2008
	(in thousands)
Raw materials and supplies	$8,506	$7,406
Work in process	3,486	3,852
Finished goods	26,264	20,970

	$38,256	$32,228

4.	PROPERTY AND EQUIPMENT

	May 31,
	2009	2008
	(in thousands)
Assets owned:
Land	$59	$65
Buildings and improvements	1,732	1,888
Leasehold improvements	12,905	12,089
Capital work-in-progress	5,085	3,977
Furniture and fixtures	2,916	2,770
Machinery and equipment	61,945	51,736

	84,642	72,525
Less accumulated depreciation	(41,181)	(36,099)

Property, plant and equipment—net	$43,461	$36,426

Depreciation expense was $9.6 million in fiscal year 2009, $8.0 million in fiscal year 2008, and $6.5 million in fiscal year 2007.

5.	GOODWILL

Changes in the carrying amount of goodwill for the year ended May 31, 2009 and 2008 were as follows:

	May 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$36,758	$34,763
Additions:
Acquisition of IBG	2,791	—
Acquisition of BioArray	58,783	—
Foreign currency translation adjustment	(1,077)	1,995

Balance at end of year	$97,255	$36,758

Goodwill is tested for impairment as at the end of the third quarter of each fiscal year or earlier if a triggering event occurs. Testing for impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2009, 2008 and 2007.

6.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	May 31, 2009			May 31, 2008
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(482)	$99	$581	$(472)	$109
Distribution rights	10 yrs	4,492	(2,358)	2,134	3,416	(1,921)	1,495
Customer lists	16 yrs	4,911	(1,372)	3,539	3,122	(1,022)	2,100
Non-compete agreements	5 yrs	1,650	(275)	1,375	—	—	—
Developed product technology	17 yrs	51,095	(2,595)	48,500	—	—	—
Trademarks / tradenames	17 yrs	1,615	(93)	1,522	—	—	—

Total amortizable assets		64,344	(7,175)	57,169	7,119	(3,415)	3,704

Intangible assets not subject to amortization:
Deferred licensing costs		4,186	—	4,186	3,793	—	3,793

Total non-amortizable assets		4,186	—	4,186	3,793	—	3,793

Total other intangible assets		$68,530	$(7,175)	$61,355	$10,912	$(3,415)	$7,497

Distribution rights include cost amounting to $1.4 million incurred in fiscal 2008 to reacquire distribution rights from the Company’s former French distributor to be amortized over the unexpired period of the cancelled distribution agreement, and $0.9 million, net, incurred in fiscal 2009 related to reacquiring the rights to BioArray’s technology from an organization that was formed during the time of the acquisition of BioArray, which was intended to commercialize BioArray’s technology in fields outside of blood transfusion and transplantation.

Amortization of intangible assets amounted to $3.7 million for the year ended May 31, 2009, $0.4 million for the year ended May 31, 2008 and $0.3 million for the year ended May 31, 2007. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years (in thousands):

Year Ending May 31:
2010	4,185
2011	4,185
2012	4,185
2013	3,815
2014	3,483
Thereafter	37,316

$57,169

7.	OTHER ASSETS

	May 31,
	2009	2008
	(in thousands)
Advance payment for IBG acquisition	$—	$4,432
Capitalized costs for BioArray acquisition	—	722
Other non current assets	781	544

Other assets	$781	$5,698

On June 2, 2008 the Company acquired all outstanding shares of IBG Immucor Limited, its distributor for the United Kingdom, for approximately $4.4 million. The Company remitted this amount on May 30, 2008 and it was reflected as ‘other assets’ in the accompanying consolidated balance sheets and under financing activities in the accompanying consolidated statements of cash flows for the fiscal year ending May 31, 2008. Appropriate purchase accounting entries, allocating the purchase consideration to the acquired assets and liabilities at respective fair values, were recorded in the first quarter of fiscal 2009 upon closing of the transaction.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2009	2008
	(in thousands)
Sales and other taxes payable	$4,236	$4,195
Salaries and wages	10,763	7,438
Professional fees and dealer commission	2,371	1,917
Royalties	297	133
Accruals for pricing discounts to dealers	219	243
Other accruals	2,367	1,789

Accrued expenses and other current liabilities	$20,253	$15,715

9.	DEFERRED REVENUE

As described in Note 1, many of the Company’s medical instrument sales contracts involve multiple deliverables with price guarantees, and revenues from these contracts are deferred and recognized over the term of the agreements which are generally five years. The Company also defers revenue from service contracts over the term of the service agreements. The additions to and recognition of deferred revenue for the year ended May 31, 2009 and May 31, 2008 were as follows:

	May 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$24,156	$19,682
Additions to deferred revenue from acquisitions	492	—
Additions to deferred revenue from new contracts	14,672	17,496
Revenue recognized during the year	(16,913)	(13,271)
Foreign currency translation adjustment	(314)	249

	22,093	24,156
Less: Deferred Revenue—current portion	(11,222)	(11,146)

Balance at end of year	$10,871	$13,010

10.	OTHER LONG TERM LIABILITIES

	May 31,
	2009	2008
	(in thousands)
Severance indemnity for employees	$968	$965
Employment agreement at acquisition	280	—
Deferred leasehold improvement incentive	1,961	1,791

	3,209	2,756
Less current portion	(878)	(562)

Other long term liabilities	$2,331	$2,194

The Company credits leasehold improvement incentives received from landlords to rent expense over the remaining term of the lease agreement.

11.	COMMON STOCK

Reserved shares

At May 31, 2009, 2,697,286 shares of common stock were reserved for future issuance for the outstanding awards issued under the Immucor, Inc. 2005 Long-Term Incentive Plan and previous plans.

Stock repurchased

During fiscal 2009 and 2008, the Company either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 35,088 and 207,176 shares valued at $1.0 million and $5.5 million in compliance with the statutory tax withholding requirements. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

During fiscal 2009 and 2008, the Company also withheld 18,600 and 18,609 shares valued at $0.5 million and $0.5 million from an employee who exercised options and elected to pay the option exercise price by having shares withheld. These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

Stock repurchase program

The Company has a stock repurchase program and the Board of Directors had authorized the Company to repurchase up to 9,375,000 shares of the Company’s common stock.

During the year ended May 31, 2009, the Company spent $6.7 million to repurchase 295,409 shares of its common stock at an average per share price of $22.52. During the year ended May 31, 2008, the Company did not repurchase any shares of common stock under the repurchase program. During the year ended May 31, 2007, the Company spent $4.9 million to repurchase 281,969 shares at an average per share price of $17.23. Since 1998, the Company has repurchased 8,528,353 shares of its common stock having an aggregate value of approximately $57.6 million. An aggregate of 846,647 shares were available for repurchase under the program as of May 31, 2009.

12.	SHARE–BASED COMPENSATION

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

The following table shows total share-based compensation expense for the year ended May 31, 2009, 2008 and 2007, included in the consolidated statements of income:

	For the Year Ended May 31,
	2009	2008	2007
	(in thousands)
Cost of sales	$841	$522	$446
Research and development	531	378	290
Selling and marketing	1,398	817	709
Distribution	203	123	114
General and administrative	2,931	1,838	1,564

Total stock-based compensation	$5,904	$3,678	$3,123

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

Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company’s stock, risk-free rates of return and dividend yields, if any. The fair value for these options was estimated at the date of grant with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate (1)	3.13%	4.82%	4.87%
Expected volatility (2)	42.41%	40.37%	47.10%
Expected life (years) (3)	4.25	4.25	4.25
Expected dividend yield (4)	—	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.	Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by SAB 107, the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SAB 110, which allows a Company to continue to use the “simplified method” under certain circumstances, which the Company continues to use as the Company does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of share-based awards.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

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

Stock option activity

Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods. Activity for the Company’s option plans was as follows for the years ended May 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2006	4,892,957	$4.14
Granted	222,716	$20.66
Exercised	(1,432,500)	$2.73
Forfeited	(23,074)	$12.61
Expired	(89,185)	$6.29

Outstanding at May 31, 2007	3,570,914	$5.63	4.9	$92,665

Granted	482,935	$29.30
Exercised	(1,248,219)	$2.55
Forfeited	(46,279)	$25.61
Expired	(309,410)	$1.36

Outstanding at May 31, 2008	2,449,941	$12.03	4.9	$37,551

Granted	866,995	$27.08
Exercised	(639,274)	$5.79
Forfeited	(78,566)	$26.53
Expired	(43,000)	$11.51

Outstanding at May 31, 2009	2,556,096	$18.26	4.4	$9,948

Exercisable at May 31, 2009	1,443,647	$11.65	4.1	$9,935

Shares available for future grants at May 31, 2009	285,036

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of options) of in-the-money options.
2)	The weighted-average grant-date fair value of share options granted during fiscal years 2009, 2008 and 2007 was $10.35, $11.53 and $8.99, respectively.
3)	The total intrinsic value of share options exercised during fiscal years 2009, 2008 and 2007 was $14.7 million, $33.3 million and $34.9 million, respectively.

At May 31, 2009, 2008, and 2007, options for 1,443,647, 1,793,555 and 2,925,692 shares of common stock, respectively, were exercisable, at weighted average exercise prices of $11.65, $6.77 and $3.91, respectively. In fiscal 2009, 2008 and 2007, all options were granted with an exercise price that agreed to the fair value of the shares at the date of grant.

The following table as of May 31, 2009 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
$0.01 – $5.00	466,794	$1.34	2.7	466,794	$1.34
5.01 – 10.00	394,007	6.13	4.7	394,007	6.13
10.01 – 20.00	256,967	17.38	4.7	138,930	17.72
20.01 – 25.00	220,660	20.56	5.9	185,650	20.10
25.01 – 30.00	1,016,151	27.80	4.6	240,654	29.16
30.01 – 35.00	201,517	31.65	5.0	17,612	32.30

	2,556,096	$18.26	4.4	1,443,647	$11.65

Restricted stock activity

The Company granted restricted stock awards to its employees for the first time in fiscal 2007. The following is a summary of the changes in unvested restricted stock for the fiscal years ended May 31, 2009, 2008 and 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Granted	48,055	29.23
Vested	(27,038)	18.32
Forfeited	(9,316)	20.40

Nonvested stock outstanding at May 31, 2008	124,291	$21.65

Granted	57,055	26.90
Vested	(30,120)	20.93
Forfeited	(10,036)	24.55

Nonvested stock outstanding at May 31, 2009	141,190	$23.72

Shares available for future grants at May 31, 2009	1,591,737

On April 21, 2009, the Compensation Committee approved the acceleration of the vesting of the stock options issued on June 8, 2007 to all employees other than officers of the Company. This action added approximately $0.9 million to the total compensation expense for fiscal 2009.

As of May 31, 2009, there was $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation cost is expected to be recognized through June 2014 based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.9 years.

13.	RESTRUCTURING EXPENSES

On October 31, 2005, the Board of Directors of the Company approved a plan to close the Company’s Houston, Texas manufacturing facility. The decision to close the facility was driven by a number of factors including, in particular, the expense of operating two separate FDA licensed manufacturing facilities. As planned, the Houston facility was closed in December 2007.

The Company did not incur any restructuring expenses during fiscal 2009 related to the closing of this facility. During fiscal years 2008 and 2007, the Company recorded charges of approximately $0.6 million and $1.1 million, respectively, in connection with this closure. The expense for fiscal 2008 consisted primarily of product consolidation expenses and relocation expenses, offset by a gain of $1.7 million on the sale of the Houston property. The expense for fiscal 2007 consisted primarily of product consolidation expenses, retention bonuses and relocation expenses.

14.	INCOME TAXES

Sources of income before income taxes are summarized below (in thousands):

	Year Ended May 31,
	2009	2008	2007
Domestic Operations	$107,843	$102,481	$83,729
Foreign Operations	9,138	9,187	10,425

Income before income taxes	$116,981	$111,668	$94,154

The provision for income taxes is summarized as follows (in thousands):

	Year Ended May 31,
	2009	2008	2007
Current:
Federal	$33,347	$34,513	$31,701
Foreign	4,606	4,511	4,257
State	2,851	2,870	1,769

	40,804	41,894	37,727

Deferred:
Federal	91	(1,231)	(2,938)
Foreign	(626)	(287)	(494)
State	529	(162)	(209)

	(6)	(1,680)	(3,641)

Provision for income taxes	$40,798	$40,214	$34,086

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets as follows: Belgium, $1.1 million; Japan, $1.3 million, France, $1.1 million and BioArray, $2.6 million related to state net operating losses. Net operating loss carry-forwards for France and Belgium do not expire; operating loss carry-forwards for Japan expire beginning in 2012; federal operating loss carry-forwards for BioArray expire beginning in 2023; certain state operating loss carry-forwards for BioArray expire beginning in 2010 and are subject to a full valuation allowance; and credit carry-forwards for BioArray expire beginning in 2021.

The tax effects of significant items comprising the Company’s net deferred tax assets at May 31, 2009 and 2008 are as follows (in thousands):

	Year Ended May 31,
	2009	2008
Deferred tax liabilities:
Intangibles	$(23,303)	$(1,513)
Property, plant & equipment	(2,539)	(333)
Prepaids and other	(428)	(1,676)
Deferred tax assets:
Reserves not currently deductible	4,913	4,524
Deferred revenue	4,690	4,176
Compensation expense	2,678	1,723
Operating loss carry-forwards Credit carry-forwards	21,672 2,253	3,688
Other	6,008	3,191
Uniform capitalization	535	1,378

	16,479	15,158
Valuation allowance	(6,134)	(3,042)

Net deferred tax assets	$10,345	$12,116

Deferred taxes are not provided for temporary differences of approximately $31.3 million, $23.6 million and $16.5 million as of May 31, 2009, 2008 and 2007, respectively, representing cumulative earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2009	2008	2007
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	3
Extraterritorial income exclusion and PAD (1)	(2)	(1)	(1)
Tax exempt interest	—	(1)	(1)
Change in deferred tax valuation allowance	—	1	—
Other	(1)	(1)	—

Effective tax rate	35%	36%	36%

(1)	The extraterritorial income exclusion expired on December 31, 2006. The entire amount for fiscal years 2008 and 2009 relates to the Production Activity Deduction (PAD).

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, the Company realized income tax benefits of $3.3 million in fiscal 2009, $7.5 million in fiscal 2008 and $12.3 million in fiscal 2007. These income tax benefits are recognized in the accompanying financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions because the related compensation deductions are not recognized as compensation expense for financial reporting purposes.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007. The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $4.8 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve-month period ending May 31, 2010.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $0.3 million in gross accrued interest expense during fiscal 2009 and in total, as of May 31, 2009, has recognized a liability for interest of $1.5 million. The Company has not recognized any accrued penalties since adoption of FIN 48.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2006 and May 31, 2008 remain subject to examination by U.S. tax authorities. The audit of the Company’s U.S. income tax return for the fiscal year ended May 31, 2007 was completed and the Company was assessed $0.4 million in additional tax and interest.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, which is included in income taxes payable on the balance sheet, for the years ended May 31, 2009 and 2008 (in thousands):

Unrecognized tax benefit—June 1, 2007	$5,130
Gross increases in tax positions in the current period	2,017
Gross increases in tax positions in the prior period	14
Statute lapse	(263)

Unrecognized tax benefit—May 31, 2008	$6,898

Gross increases in tax positions in the current period	4,370
Settlements	(492)

Unrecognized tax benefit—May 31, 2009	$10,776

15.	EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and common share—assuming dilution in accordance with SFAS No. 128, Earnings per Share:

	Year Ended May 31,
	2009	2008	2007
	(Shares and $ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$76,183	$71,454	$60,068

Denominator:
For basic earnings per share—weighted average shares basis	70,382	69,867	68,441
Effect of dilutive stock options	786	1,242	2,228

Denominator for diluted earnings per share—adjusted weighted average shares basis	71,168	71,109	70,669

Earnings per common share—basic	$1.08	$1.02	$0.88

Earnings per common share—diluted	$1.07	$1.00	$0.85

The effect of 1,135,711, 46,990 and 36,916 out-of-the-money options was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2009, 2008 and 2007, respectively.

On June 4, 2009, the Company, under an annual group award, issued options to employees to purchase 228,339 shares of common stock at an exercise price of $16.25 per share, which was the closing price on the date of the grant. The Company also issued 241,512 shares of restricted stock. These options and restricted stock are excluded in calculating the above diluted earnings per share as they were issued subsequent to year end but may have a dilutive effect on future earnings per share calculations.

16.	DOMESTIC AND FOREIGN OPERATIONS

The Company’s operations and segments are organized around geographic areas. Immucor’s “Europe” segment includes the operations of Belgium, France, Germany, Italy, Portugal, Spain and the United Kingdom. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. Effective August 4, 2008, U.S. operations also includes the operations of BioArray Solutions Ltd., which was acquired during the first quarter of fiscal 2009. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across the segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

The basis of segmentation has been refined since our last annual report. The information for European locations has been combined in this report. In previous reports, the information for certain European locations was reported separately. All prior year data has been reclassified to align with current reporting.

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2009, 2008 and 2007 is summarized below (in thousands):

	For the Year Ended May 31, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$155,610	$26,445	$8,826	$8,396	$—	$199,277
Affiliates	5,355	4,286	371	—	(10,012)	—

Total	160,965	30,731	9,197	8,396	(10,012)	199,277
Capture revenues:
Unaffiliated customers	39,276	20,793	3,246	830	—	64,145
Affiliates	6,786	2,837	—	—	(9,623)	—

Total	46,062	23,630	3,246	830	(9,623)	64,145
Net instrument revenues:
Unaffiliated customers	22,887	9,414	1,736	635	—	34,672
Affiliates	5,342	6,892	—	—	(12,234)	—

Total	28,229	16,306	1,736	635	(12,234)	34,672
Net molecular immunohematology revenues:
Unaffiliated customers	2,303	150	—	—	—	2,453
Affiliates	224	8	—	—	(232)	—

Total	2,527	158	—	—	(232)	2,453
Net Sales	237,783	70,825	14,179	9,861	(32,101)	300,547
Income (loss) from operations	108,691	3,292	5,146	288	(459)	116,958
Depreciation	5,623	3,537	234	173	—	9,567
Amortization	3,386	277	—	76	—	3,739
Income tax (benefit) expense	36,818	2,130	1,997	—	(147)	40,798
Interest income	921	833	199	4	—	1,957
Capital expenditures	3,253	4,701	599	49	—	8,602
Property & equipment, net	30,625	10,855	1,699	282	—	43,461
Goodwill	76,586	7,089	7,981	5,599	—	97,255
Total assets at period end	524,397	70,979	24,706	17,901	(186,643)	451,340

	For the Year Ended May 31, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$137,389	$24,188	$9,726	$7,785	$—	$179,088
Affiliates	5,689	3,720	297	—	(9,706)	—

Total	143,078	27,908	10,023	7,785	(9,706)	179,088
Capture revenues:
Unaffiliated customers	33,979	15,766	3,105	522	—	53,372
Affiliates	6,763	2,371	—	—	(9,134)	—

Total	40,742	18,137	3,105	522	(9,134)	53,372
Net instrument revenues:
Unaffiliated customers	16,452	8,519	1,583	488	—	27,042
Affiliates	2,724	3,789	—	—	(6,513)	—

Total	19,176	12,308	1,583	488	(6,513)	27,042
Net collagen revenues:
Unaffiliated customers	1,697	—	—	—	—	1,697
Affiliates	—	—	—	—	—	—

Total	1,697	—	—	—	—	1,697
Net Sales	204,693	58,353	14,711	8,795	(25,353)	261,199
Income (loss) from operations	99,708	2,332	5,848	(240)	95	107,743
Depreciation	4,235	3,513	211	61	—	8,020
Amortization	289	—	—	67	—	356
Restructuring expenses	646	—	—	—	—	646
Income tax expense	35,990	2,098	2,091	—	35	40,214
Interest income	3,182	851	227	3	—	4,263
Capital expenditures	6,298	4,924	260	91	—	11,573
Property & equipment, net	24,429	10,130	1,434	433	—	36,426
Goodwill	17,803	5,077	8,804	5,074	—	36,758
Total assets at period end	315,921	62,390	22,824	16,917	(53,102)	364,950

	For the Year Ended May 31, 2007
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$123,272	$20,610	$8,588	$7,471	$—	$159,941
Affiliates	5,906	2,664	276	—	(8,846)	—

Total	129,178	23,274	8,864	7,471	(8,846)	159,941
Capture revenues:
Unaffiliated customers	26,006	14,384	1,757	573	—	42,720
Affiliates	5,716	1,255	—	—	(6,971)	—

Total	31,722	15,639	1,757	573	(6,971)	42,720
Net instrument revenues:
Unaffiliated customers	10,335	5,923	612	57	—	16,927
Affiliates	2,827	5,015	—	—	(7,842)	—

Total	13,162	10,938	612	57	(7,842)	16,927
Net collagen revenues:
Unaffiliated customers	4,090	—	—	—	—	4,090
Affiliates	—	—	—	—	—	—

Total	4,090	—	—	—	—	4,090
Net Sales	178,152	49,851	11,233	8,101	(23,659)	223,678
Income (loss) from operations	81,393	4,268	4,856	(117)	1,212	91,612
Depreciation	3,256	2,901	192	176	—	6,525
Amortization	282	—	—	64	—	346
Restructuring expenses	1,051	—	—	—	—	1,051
Income tax (benefit) expense	30,323	1,909	1,972	—	(118)	34,086
Interest income	2,035	700	105	1	—	2,841
Capital expenditures	8,119	2,497	103	174	—	10,893
Property & equipment, net	20,875	7,506	1,287	577	—	30,245
Goodwill	17,803	4,391	8,176	4,393	—	34,763
Total assets at period end	240,468	50,470	18,528	13,157	(47,145)	275,478

The Company had net export sales to unaffiliated customers (in thousands):

	For the Year Ended May 31,
	2009	2008	2007
	(In thousands)
United States	$5,036	$6,254	$5,440
Germany	5,657	6,734	4,717
Canada	1,794	1,873	1,803

Total net export sales	$12,486	$14,861	$11,960

17.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions, which vest immediately. During the years ended May 31, 2009, 2008 and 2007, the Company’s matching contributions to the plan were approximately $0.8 million, $0.7 million and $0.6 million, respectively.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. During the years ended May 31, 2009, 2008 and 2007, the Company’s matching contributions to the plan were approximately $107,000, $90,000 and $76,000, respectively.

18.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the United States, the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. Outside the United States, the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2017. The total leasing expenses for the Company was $3.7 million in fiscal 2009, $3.2 million in fiscal 2008 and $2.6 million in fiscal 2007.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2009 (in thousands):

Year Ending May 31:
2010	$2,887
2011	$2,728
2012	$2,362
2013	$2,127
2014	$2,343
Thereafter	$3,505

$15,952

Contingencies

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. On July 11, 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. The Company has been cooperating with the FTC and intends to continue cooperating, and the Company is assured that the issuance of a formal CID does not indicate any dissatisfaction with its cooperation. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

In April 2009, Immucor, Inc. received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring it to produce documents for the period beginning September 1, 2000 through the present, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. The Company has been cooperating with the DOJ and intends to continue cooperating. At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Since May 18, 2009, a series of 30 lawsuits have been filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’

fees. All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation. Certain of the plaintiffs have filed motions with the Judicial Panel on Multidistrict Litigation asking that these cases be centralized in a single United States District Court; arguments on these motions are scheduled to be heard July 30, 2009. Discovery has not yet begun in any of these cases. None of the courts have made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth, the Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

19.	RELATED PARTY TRANSACTIONS

Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp., a New York, Boston and Atlanta based investment bank that represented the Company in a number of transactions prior to Mr. Goldman becoming a director of the Company in 2006. TM Capital Corp. represented the Company in the acquisition of BioArray and the Company continued to retain TM Capital Corp. for an annual fee of $120,000 until the acquisition closed in August 2008. At that time the Company paid transaction costs of $1.4 million to TM Capital Corp. relating to the acquisition. With the receipt of these fees, as of August 4, 2008, Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Governance Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at the 2008 annual meeting of shareholders.

In addition to the $1.4 million paid to TM Capital Corp. relating to the acquisition of BioArray, the Company also paid fees to TM Capital totaling $30,000 in fiscal 2009 and $120,000 for each of the fiscal years 2008 and 2007, respectively.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal Year Ended	Net Sales	Gross Profit	Income from Operations	Net Income	Earnings Per Common Share	Earnings Per Common Share- Assuming Dilution
	(In thousands, except per share amounts)
May 31, 2009
First Quarter	$73,176	$53,425	$30,625	$19,956	$0.28	$0.28
Second Quarter	73,021	53,558	27,862	17,338	$0.25	$0.24
Third Quarter	75,309	53,789	29,298	19,457	$0.28	$0.27
Fourth Quarter	79,041	55,239	29,173	19,432	$0.28	$0.27

	$300,547	$216,011	$116,958	$76,183	$1.08	$1.07

May 31, 2008
First Quarter	$63,632	$45,881	$27,076	$17,750	$0.26	$0.25
Second Quarter	61,924	41,874	23,393	16,164	$0.23	$0.23
Third Quarter	67,029	48,341	29,094	19,266	$0.28	$0.27
Fourth Quarter	68,614	49,393	28,180	18,274	$0.26	$0.26

	$261,199	$185,489	$107,743	$71,454	$1.02	$1.00

The sum of the quarterly amounts of earnings per common share and diluted earnings per common share for the fiscal years ended May 31, 2009 and 2008 are different than the total due to rounding.

Item 8.—Financial Statements and Supplementary Data (Continued).

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Years ended May 31, 2009, 2008 and 2007

	Beginning Balance	Charged to Costs and Expense	Deductions	Ending Balance
2009
Allowance for doubtful accounts	$2,024	$848	$(693)	$2,179
Deferred income tax valuation allowance	$3,042	$3,092	$—	$6,134
2008
Allowance for doubtful accounts	$1,726	$423	$(125)	$2,024
Provision for restructuring expense	$443		$(443)	$—
Deferred income tax valuation allowance	$2,644	$398	$—	$3,042
2007
Allowance for doubtful accounts	$1,950	$364	$(588)	$1,726
Provision for restructuring expense	$342	$358	$(257)	$443
Deferred income tax valuation allowance	$3,029	$—	$(385)	$2,644

Note 1:	“Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

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

Based on their evaluation as of May 31, 2009, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2009. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2009. Immucor’s management has concluded that, as of May 31, 2009, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

During the first quarter of fiscal year 2009, the Company acquired BioArray Solutions, Ltd. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this acquisition. However, due to a major systems implementation at BioArray commenced during the 2009 fiscal year and as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded BioArray from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. This acquisition constituted 26% of total assets as of May 31, 2009 and 1% of revenues for the year then ended. This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures when these systems have been implemented.

Grant Thornton LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears in Item 8 immediately before the Consolidated Financial Statements.

/s/ DR. GIOACCHINO DECHIRICO	/s/ RICHARD A. FLYNT
Dr. Gioacchino DeChirico	Richard A. Flynt
President and Chief Executive Officer	Vice President—Chief Financial Officer

Item 9B.—Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.—Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.—Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.—Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.—Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.—Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements.

The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report.

Schedule II—Valuation and Qualifying Accounts.

Other financial statement schedules are omitted as they are not required or not applicable.

3.	Exhibits.

See Item 15(b) below.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement of Plan and Merger by and among the Company, Merger Sub and BioArray dated March 11, 2008 (incorporated by reference to Exhibit 2.1 to Immucor, Inc.’s Current Report on Form 8-K filed on March 17, 2008).

3.1	Amended and Restated Articles of Incorporation dated September 7, 2006 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Current Report on Form 8-K filed on September 13, 2006).

4.1	Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and EquiServe Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).

10.1	Standard Industrial Lease, dated July 21, 1982, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1985).

10.1-1	Lease Amendment dated June 28, 1989, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1989).

10.1-2	Lease Amendment dated November 8, 1991, between the Company and Colony Center, Ltd. (incorporated by reference to Exhibit 10.1-1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992).

10.1-3	Lease Agreement, dated February 2, 1996, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-3 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996).

10.1-4	Lease Amendment, dated March 8, 1998, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-4 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

10.1-5	Lease Amendment, dated August 11, 1999, between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-5 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999).

10.1-6	Lease Amendment, dated August 8, 2002, between the Company and Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-6 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-7	Amended and Restated Lease Amendment, dated January 18, 2005, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-7 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-8	Lease Amendment, dated March 31, 2006, between the Company and AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-8 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-9	Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-9 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-10	Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-10 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-11	Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-12	Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-12 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-13	Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-13 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.1-14	Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-14 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.2	Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.3	United States Department of Health and Human Services Establishment License dated December 28, 1982, for the manufacture of biological products (incorporated by reference to Exhibit 10.12 to Registration Statement No. 33-966 on Form S-1).

10.4	United States Department of Health and Human Services Product License dated December 28, 1982, for the manufacture and sale of reagent red blood cells (incorporated by reference to Exhibit 10.13 to Registration Statement No. 33-966 on Form S-1).

10.5	United States Department of Health and Human Services Product License dated May 20, 1983, for the manufacture and sale of blood grouping sera (incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-966 on Form S-1).

10.6	United States Department of Health and Human Services Product License date November 18, 1983, for the manufacture and sale of anti-human serum (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-966 on Form S-1).

10.7*	Immucor, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Registration Statement No. 333-131902 filed on April 5, 2006).

10.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.8-1*	Amended and Restated 2003 Stock Option Plan, amended and restated as of November 10, 2004 (incorporated by reference to Exhibit 10.8-1 to Immucor, Inc’s Annual Report on Form 10-K filed on October 19, 2005).

10.9*	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.10*	1990 Stock Option Plan, including form of Stock Option Agreement used thereunder (incorporated by reference to Exhibit 10.15 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

10.11*	Form of indemnification agreement between the Company and certain directors (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s quarterly report on Form 10-Q filed January 14, 2002).

10.12	Loan Agreement among Immucor, Inc., as borrower, and SunTrust Bank, as lender, dated as of December 18, 2003 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on April 14, 2004).

10.13*	Employment Agreement dated May 1, 2004, between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.20 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.14-1*	Amendment No. 1 to Employment Agreement, dated May 22, 2006, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Current Report on Form 8-K filed on May 25, 2006).

10.14-2*	Amendment No. 2 to Employment Agreement, dated June 1, 2007, by and between the Company and Ralph A. Eatz (incorporated by reference to Exhibit 10.5 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.15*	Employment Agreement, dated December 1, 2003, by and between the Company and Gioacchino De Chirico (incorporated by reference to Exhibit 10.21/A to Immucor, Inc.’s amended Annual Report on Form 10-K/A filed on December 6, 2006).

10.15-1*	Amendment No. 1 to Employment Agreement, dated May 1, 2004, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.15-2*	Amendment to Employment Agreement, dated June 1, 2007, by and between the Company and
Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.16*	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 5, 2007).

10.17*	Employment Agreement by and between the Company and Richard A. Flynt, effective December 10, 2007 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on November 21, 2007).

10.18*	Fiscal Year 2009 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 28, 2008).

10.19*	Fiscal Year 2010 Bonus and Long-Term Incentive Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on June 10, 2009).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary of Lawsuits

*	Denotes a management contract or compensatory plan or arrangement.
**	Filed or furnished herewith

(c)	Financial Statement Schedule

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in Item 8 of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:	/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2009

/s/ RICHARD A. FLYNT
Richard A. Flynt, Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)

July 24, 2009

/s/ JAMES CLOUSER
James Clouser, Director

July 24, 2009

/s/ RALPH A. EATZ
Ralph A. Eatz, Director

July 24, 2009

/s/ HIROSHI HOKETSU
Hiroshi Hoketsu, Director

July 24, 2009

/s/ RONNY LANCASTER
Ronny Lancaster, Director

July 24, 2009

/s/ PAUL HOLLAND
Paul Holland, Director

July 24, 2009

/s/ CHRIS PERKINS
Chris Perkins, Director

July 24, 2009

/s/ JOSEPH E. ROSEN
Joseph E. Rosen, Director

July 24, 2009

EXHIBIT INDEX

Number	Description
21	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Lawsuits