Form 10-Q
period 2009-08-31
IMMUCOR INC
filed 2009-10-02
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-14820

IMMUCOR, INC.

(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 Gateway Drive Norcross, Georgia	30071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 441-2051

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 30, 2009: Common Stock, $0.10 Par Value – 70,136,262

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.	Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2009	May 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,489	$136,461
Trade accounts receivable, net of allowance for doubtful accounts of $2,225 at August 31, 2009 and $2,179 at May 31, 2009	56,915	57,017
Inventories	41,450	38,256
Deferred income tax assets, current portion	8,033	7,979
Prepaid expenses and other current assets	5,713	5,137

Total current assets	264,600	244,850

PROPERTY AND EQUIPMENT, Net	46,587	43,461
GOODWILL	97,503	97,255
INTANGIBLE ASSETS, Net	60,462	61,355
DEFERRED INCOME TAX ASSETS	3,395	3,638
OTHER ASSETS	785	781

Total assets	$473,332	$451,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,405	$9,344
Accrued expenses and other current liabilities	15,656	20,253
Income taxes payable	19,173	11,469
Deferred revenue, current portion	11,305	11,222

Total current liabilities	57,539	52,288

DEFERRED REVENUE	9,714	10,871
DEFERRED INCOME TAX LIABILITIES	1,270	1,272
OTHER LONG-TERM LIABILITIES	2,311	2,331

Total liabilities	70,834	66,762
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,136,262 and 70,456,522 shares at August 31, 2009 and May 31, 2009, respectively	7,014	7,046
Additional paid-in capital	37,377	42,012
Retained earnings	348,575	327,242
Accumulated other comprehensive income	9,532	8,278

Total shareholders’ equity	402,498	384,578

Total liabilities and shareholders’ equity	$473,332	$451,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 31, 2009	August 31, 2008
NET SALES	$83,071	$73,176
COST OF SALES
(exclusive of amortization shown separately below)	23,382	19,751

GROSS PROFIT	59,689	53,425
OPERATING EXPENSES:
Research and development	3,823	1,880
Selling and marketing	9,464	9,469
Distribution	3,506	3,468
General and administrative	8,487	7,458
Amortization expense	1,067	525

Total operating expenses	26,347	22,800

INCOME FROM OPERATIONS	33,342	30,625

NON-OPERATING INCOME (EXPENSE):
Interest income	190	794
Interest expense	(5)	(127)
Other, net	30	(420)

Total non-operating income	215	247

INCOME BEFORE INCOME TAXES	33,557	30,872
PROVISION FOR INCOME TAXES	12,224	10,916

NET INCOME	$21,333	$19,956

Earnings per share:
Per common share—basic	$0.30	$0.28

Per common share—diluted	$0.30	$0.28

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income*	Total Shareholders’ Equity
	Shares	Amount
BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578
Shares issued under employee stock plan	39	4	(4)	—	—	—
Share-based compensation expense	—	—	1,351	—	—	1,351
Stock repurchases and retirements	(359)	(36)	(6,149)	—	—	(6,185)
Tax benefits related to share-based compensation	—	—	167	—	—	167
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,254	1,254
Net income	—	—	—	21,333	—	21,333

Total comprehensive income						22,587

BALANCE, AUGUST 31, 2009	70,136	$7,014	$37,377	$348,575	$9,532	$402,498

*	Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	August 31, 2009	August 31, 2008
OPERATING ACTIVITIES:
Net income	$21,333	$19,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,927	2,867
Loss on retirement of fixed assets	11	107
Provision for doubtful accounts	62	255
Share-based compensation expense	1,351	1,193
Deferred income taxes	107	—
Excess tax benefit from share-based compensation	(167)	(2,957)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	489	(3,672)
Income taxes	8,103	9,286
Inventories	(6,109)	252
Other assets	(728)	(1,937)
Accounts payable	2,018	390
Deferred revenue	(1,091)	(105)
Accrued expenses and other liabilities	(4,779)	(4,075)

Cash provided by operating activities	24,527	21,560

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,552)	(1,839)
Acquisition of businesses, net of cash acquired	—	(108,230)

Cash used in investing activities	(3,552)	(110,069)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	—	(249)
Repurchase of common stock	(6,185)	(961)
Proceeds from exercise of stock options	—	2,268
Excess tax benefit from share-based compensation	167	2,957

Cash provided by (used in) financing activities	(6,018)	4,015

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,071	(1,442)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,028	(85,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,461	175,056

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,489	$89,120

SUPPLEMENTAL INFORMATION:
Tax paid	$4,015	$1,144
Interest paid	—	130
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$—	$516
Movement from inventory to property and equipment of instruments placed on rental agreements	3,115	1,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and donor centers in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood used for the purpose of blood transfusion. The Company operates facilities in the United States, Canada, Europe and Japan. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise disclosed in a separate note, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months ended August 31, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2010, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	OTHER INTANGIBLE ASSETS

	Weighted Average Life	August 31, 2009			May 31, 2009
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$581	$(484)	$97	$581	$(482)	$99
Distribution rights	10 yrs	4,492	(2,484)	2,008	4,492	(2,358)	2,134
Customer lists	16 yrs	4,973	(1,465)	3,508	4,911	(1,372)	3,539
Non-compete agreements	5 yrs	1,650	(357)	1,293	1,650	(275)	1,375
Developed product technology	17 yrs	51,096	(3,346)	47,750	51,095	(2,595)	48,500
Trademarks / tradenames	17 yrs	1,615	(117)	1,498	1,615	(93)	1,522

Total amortizable assets		64,407	(8,253)	56,154	64,344	(7,175)	57,169
Intangible assets not subject to amortization:
Deferred licensing costs		4,308	—	4,308	4,186	—	4,186

Total non-amortizable assets		4,308	—	4,308	4,186	—	4,186

Total other intangible assets		$68,715	$(8,253)	$60,462	$68,530	$(7,175)	$61,355

The following table presents the Company’s estimate of future amortization expense for the remainder of this year and each of the next four fiscal years and beyond (in thousands):

Year Ending May 31:
2010	3,177
2011	4,249
2012	4,282
2013	3,821
2014	3,544
Thereafter	37,081

$56,154

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	August 31, 2009	May 31, 2009
	(in thousands)
Raw materials and supplies	$8,787	$8,506
Work in process	3,506	3,486
Finished goods	29,157	26,264

	$41,450	$38,256

4.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2010, in compliance with statutory tax withholding requirements, the Company reacquired from certain restricted shareholders an aggregate of 9,481 shares valued at $0.2 million. During the first quarter of fiscal 2009, the Company similarly either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 34,715 shares valued at $1.0 million. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

5.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the three months ended August 31, 2009, 350,003 shares were repurchased in the open market under the 1998 repurchase plan for $6.0 million. The Company did not make any repurchases during the three months ended August 31, 2008. Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of August 31, 2009, 8,878,356 shares had been repurchased under the program, leaving 2,496,644 shares available for repurchase. The Company’s stock repurchase program does not have an expiration date.

6.	SHARE-BASED COMPENSATION

Plan summary

During the first three months of fiscal 2010, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of August 31, 2009, awards for 2,238,212 shares have been granted under the 2005 Plan and 1,361,788 shares are still available for future awards, of which a maximum of 1,341,280 can be awarded as restricted shares. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three months ended August 31, 2009 and August 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 31, 2009	August 31, 2008
Risk-free interest rate (1)	2.17%	3.33%
Expected volatility (2)	45.53%	42.32%
Expected life (years) (3)	4.25	4.25
Expected dividend yield (4)	—	—

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.	Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued SEC’s Staff Accounting Bulletin No. 110 (SAB 110), which allows continued use of the “simplified method” under certain circumstances. The Company continues to use the “simplified method” as it does not have sufficient historical data for options with six-year contractual terms to estimate the expected term of these share-based awards.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock option activity

The options granted under the 2005 Plan during the three months ended August 31, 2009 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date. The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the three months ended August 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2009	2,556,096	$18.26
Granted (2)	292,212	$16.35
Exercised (3)	—	$—
Forfeited	(20,981)	$29.59
Expired	(8,868)	$22.87

Outstanding at August 31, 2009	2,818,459	$17.96	4.4	$13,506

Exercisable at August 31, 2009	1,687,534	$13.76	3.9	$12,806

1)	The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).
2)	The weighted-average grant-date fair value of share options granted during the first three months of fiscal years 2010 and 2009 was $6.31 and $10.53, respectively.
3)	No options were exercised during the first three months of fiscal 2010. The total intrinsic value of share options exercised during the first three months of fiscal 2009 was $8.5 million.

As of August 31, 2009, there was $9.4 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through August 2013, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.8 years.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the three months ended August 31, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2009	141,190	$23.72
Granted	251,512	$16.27
Vested	(39,224)	$22.92
Forfeited	(1,055)	$16.84

Nonvested stock outstanding at August 31, 2009	352,423	$18.51

The total fair value of restricted shares vested was $0.9 million during the three months ended August 31, 2009 and 2008, respectfully.

As of August 31, 2009, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 4.0 years.

7.	COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended August 31, 2009 and August 31, 2008 are as follows (in thousands):

	Three Months Ended
	August 31, 2009	August 31, 2008
Net income	$21,333	$19,956
Net foreign currency translation adjustments	1,254	(4,958)

Comprehensive income	$22,587	$14,998

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

8.	EARNINGS PER SHARE

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

Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended
	August 31, 2009	August 31, 2008
Numerator for basic and diluted earnings per share:
Net Income	$21,333	$19,956

Denominator:
For basic earnings per share —weighted average shares basis	70,397	70,268
Effect of dilutive stock options and restricted stock	486	942

Denominator for diluted earnings per share —adjusted weighted average shares basis	70,883	71,210

Earnings per common share—basic	$0.30	$0.28

Earnings per common share—diluted	$0.30	$0.28

The effect of 1,915,910 and 535,002 out-of-the-money options for the quarter ended August 31, 2009 and August 31, 2008, respectively, was excluded from the above calculation as inclusion of these securities would be anti-dilutive.

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

The basis of segmentation has been refined since the Form 10-Q for the quarter ended August 31, 2008. The information for European locations has been combined in this report. In the prior year report, the information for certain European locations was reported separately. All prior year data has been retroactively adjusted to align with current reporting.

Segment information for the three-month periods ended August 31, 2009 and August 31, 2008 is summarized below (in thousands).

	For the Three Months Ended August 31, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$42,841	$7,276	$2,385	$2,217	$—	$54,719
Affiliates	1,241	1,239	46	—	(2,526)	—

Total	44,082	8,515	2,431	2,217	(2,526)	54,719
Capture revenues:
Unaffiliated customers	11,102	5,697	1,260	244	—	18,303
Affiliates	1,652	730	—	—	(2,382)	—

Total	12,754	6,427	1,260	244	(2,382)	18,303
Net instrument revenues:
Unaffiliated customers	5,855	2,810	556	71	—	9,292
Affiliates	1,412	1,316	—	—	(2,728)	—

Total	7,267	4,126	556	71	(2,728)	9,292
Net molecular immunohematology revenues:
Unaffiliated customers	647	110	—	—	—	757
Affiliates	96	—	—	—	(96)	—

Total	743	110	—	—	(96)	757

Net Sales	64,846	19,178	4,247	2,532	(7,732)	83,071

Income from operations	28,698	2,152	2,070	188	234	33,342

Depreciation	1,746	1,009	66	39	—	2,860
Amortization	1,006	41	—	20	—	1,067
Income tax expense	10,489	809	727	—	199	12,224
Interest income	123	57	9	1	—	190
Capital expenditures	2,611	928	5	8	—	3,552
Property & equipment, net	33,773	10,921	1,635	258	—	46,587
Goodwill	76,586	7,186	7,968	5,763	—	97,503
Total assets at period end	547,285	75,349	25,956	18,112	(193,370)	473,332

	For the Three Months Ended August 31, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,648	$7,075	$2,467	$2,082	$—	$49,272
Affiliates	1,228	1,115	63	—	(2,406)	—

Total	38,876	8,190	2,530	2,082	(2,406)	49,272
Capture reagent revenues:
Unaffiliated customers	8,801	5,494	703	176	—	15,174
Affiliates	1,880	646	—	—	(2,526)	—

Total	10,681	6,140	703	176	(2,526)	15,174
Net instrument revenues:
Unaffiliated customers	5,375	2,740	399	65	—	8,579
Affiliates	1,946	1,754	—	—	(3,700)	—

Total	7,321	4,494	399	65	(3,700)	8,579
Net molecular immunohematology revenues:
Unaffiliated customers	151	—	—	—	—	151
Affiliates	—	—	—	—	—	—

Total	151	—	—	—	—	151

Net Sales	57,029	18,824	3,632	2,323	(8,632)	73,176

Income (loss) from operations	28,742	705	1,557	(77)	(302)	30,625

Depreciation	1,263	991	50	42	—	2,346
Amortization	421	83		17	—	521
Income tax expense (benefit)	9,825	599	592	—	(100)	10,916
Interest income	356	365	71	2	—	794
Capital expenditures	995	736	95	13	—	1,839
Property & equipment, net	27,345	9,919	1,383	392	—	39,039
Goodwill	78,540	7,450	8,230	4,922	—	99,142
Total assets at period end	469,540	71,443	22,139	15,414	(182,579)	395,957

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended
	August 31, 2009	August 31, 2008
United States	$1,337	$1,045
Europe	1,404	1,681
Canada	591	504

Total net export sales	$3,332	$3,230

10.	COMMITMENTS AND CONTINGENCIES

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on a remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. In response to the June 2009 administrative action, we submitted a detailed remediation plan that outlines our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Company’s detailed remediation plan is based on a quality project that began in early calendar 2009 and is targeting to complete its quality project during its third fiscal quarter of 2010.

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

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. Most recently, the FTC has served a CID which requires that it be provided with copies of documents provided to the DOJ in the DOJ’s investigation described above. The Company has been cooperating with the FTC and intends to continue cooperating. At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Beginning in May 2009, more than 30 lawsuits have been filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation. On August 17, 2009, the Judicial Panel on Multidistrict Litigation ordered that these cases be centralized in the United States District Court for the Eastern District of Pennsylvania, and the process of transferring these cases to this district is underway. Discovery has not yet begun in any of these cases. No court has made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In August 2009, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit in the United States District Court for the Northern District of Georgia against the Company and nine of its current and former directors and officers, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to certify a class of purchasers of the Company’s Common Stock between October 19, 2005 and April 23, 2009. The complaint alleges that the defendants failed to disclose that the Company was operating in violation of United States antitrust laws. In September 2009, Thomas Schlenker filed a similar class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company and ten of its current and former directors and officers, also alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. This plaintiff also seeks to certify a class of purchasers of the Company’s securities for the same class period. The Company has not yet responded to the complaints, but intends to vigorously defend these lawsuits. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, as filed with the SEC on July 24, 2009, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2010

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for the financial assets and liabilities in fiscal 2009 and adoption did not have a material impact on the Company’s results of operations or financial position. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157’s provisions for nonfinancial assets and liabilities during the first quarter of fiscal 2010 did not have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The adoption of SFAS 141(R) during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP FAS 142-3 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of SFAS 165 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of

Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

12.	SUBSEQUENT EVENTS

The Company has evaluated its August 31, 2009 consolidated financial statements for subsequent events through October 2, 2009, the date the consolidated financial statements were issued and filed with the SEC. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated condensed financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning. We sometimes use forward-looking statements in discussions of future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures. Some of the statements in this report are such forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: the outcome and costs associated with the Company’s Quality Process Improvement Project; the outcome of the administrative action (“notice of intent to revoke our biological license”) received by the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; lower than expected demand for the Company’s instruments; the decision of customers to defer capital spending; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the inability of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the Galileo Neo as well as the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of the molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the inability of the Company’s Japanese, French and United Kingdom subsidiaries to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigations by the Department of Justice and the Federal Trade Commission, and the related customer and shareholder lawsuits; the Company’s inability to protect its intellectual property or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance. The Company assumes no obligation to update any forward-looking statements. Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 as filed with the SEC on July 24, 2009 as such risk factors may be revised or expanded in this report.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and blood banks in tests performed to detect and identify certain properties of human blood prior to blood transfusions. We have manufacturing facilities in the United States and Canada. We sell our products from these facilities and through our affiliates in Western Europe and Japan as well as through third-party distributors in other markets.

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

In August 2008, we invested in what we believe will be the future of the blood bank – molecular immunohematology – with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray pioneered the development of DNA typing of blood for transfusion. With the goal of improving transfusion medicine, we believe that molecular immunohematology will revolutionize blood bank operations. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, we plan to introduce a system that allows testing to prevent alloimmunization for better patient care. We are currently working on the next generation instrument to allow for the further commercialization of our molecular immunohematology technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011.

Recent Developments

Two significant recent developments are the acquisition of BioArray and the development of the next generation automated instrument to allow the full scale commercialization of our acquired molecular immunohematology offering, which are discussed above under “Our Business.” The following discusses other recent developments in our business.

Continued market penetration of the Echo instrument – We launched our latest instrument, the Echo, in the first quarter of fiscal 2008. The Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. The Echo is targeted at the small- to medium-sized hospital market, the largest segment of our market, numbering approximately 6,000 worldwide. As of August 31, 2009, we had received orders for a total of 643 Echo instruments worldwide. We believe continued market penetration of Echo will be a growth driver for the Company.

Upcoming launch of Galileo Neo™ – We are currently developing a new version of the Galileo, named the Galileo Neo, which will be our fourth generation automated instrument. We believe the original Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, is approaching its natural replacement cycle of 5-7 years. Galileo Neo, like the original Galileo, will be targeted at high volume customers: large hospitals, donor centers and reference laboratories. We expect the Galileo Neo will have faster turnaround times and a longer mean time between failure than the current Galileo as well as new features such as STAT functionality. We expect to launch the Galileo Neo during the first calendar quarter of 2010.

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on a remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. In early calendar 2009 (during our fiscal third quarter), we formalized efforts to improve our quality systems through the Quality Process Improvement Project, which is discussed in further detail below. In response to the June 2009 administrative action, we submitted a detailed remediation plan that outlines our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. We continue to implement the Project and believe that, in addition to addressing the deficiencies noted by the FDA, we will have a world-class quality system upon its completion. We are targeting to complete the Project during our third fiscal quarter of 2010.

Quality Process Improvement Project – During our third fiscal quarter of 2009, we formalized our efforts to improve the processes and procedures of our quality department through establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to deliver on our commitment of maintaining a world-class quality system. During fiscal 2009, we spent approximately $2.4 million on the Project, which was primarily reflected in cost of goods sold. During our first fiscal quarter of 2010, we spent $2.3 million on the Project and we expect to incur a total of $4.0 million to $4.5 million of Project-related expenses in fiscal 2010. The Project expenses primarily represent the cost of external consultants who are assisting us with the Project. We are targeting to complete the Project during our third fiscal quarter of 2010.

The U.S. Department of Justice Subpoena – In April 2009, we announced that we had received a subpoena from the U.S. Department of Justice, Antitrust Division related to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. The subpoena requires us to produce documents for the period beginning September 1, 2000 through the present. We are cooperating fully with the Department of Justice.

Lawsuits – Since May 2009, more than 30 antitrust lawsuits have been filed against Immucor, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that those companies conspired to fix blood reagent prices. Additionally, in August and September 2009, two lawsuit were filed against Immucor alleging violations of the federal securities laws. These lawsuits are in the preliminary stages. See Part II, Item 1. Legal Proceedings below.

Performance

	Three Months Ended		Change
	August 31, 2009	August 31, 2008	Amount	%
	($ in thousands)
Net sales	$83,071	$73,176	$9,895	14%
Gross margin	59,689	53,425	6,264	12%
Gross margin percentage	71.9%	73.0%
Operating expenses	26,347	22,800	3,547	16%

Income from operations	33,342	30,625	2,717	9%
Non-operating income	215	247	(32)	-13%

Income before income tax	33,557	30,872	2,685	9%
Provision for income tax	12,224	10,916	1,308	12%

Net income	$21,333	$19,956	$1,377	7%

Earnings per share:
Per common share—basic	$0.30	$0.28	$0.02	7%

Per common share—diluted	$0.30	$0.28	$0.02	7%

Revenue increased by approximately $9.9 million or approximately 14% during the three months ended August 31, 2009 compared with revenue in the prior year quarter. This increase was primarily attributable to approximately $6.5 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $5.1 million from volume contributions, which included incremental revenue from instrument placements. These increases were offset by a negative currency impact of approximately $1.7 million.

For the first quarter of fiscal 2010, our consolidated gross margin decreased to 71.9% from 73.0% achieved in the first quarter of fiscal 2009, primarily due to $2.3 million of costs related to our Quality Process Improvement Project, which was reflected in cost of sales. Operating expenses increased approximately 16%, primarily due to our acquisition of BioArray. Net income increased approximately 7% in the first quarter of fiscal 2010 over the prior year quarter.

As of August 31, 2009, we had received orders for a total of 643 Echo instruments worldwide (an increase of 40 instruments in the first quarter of fiscal 2010), including 137 in Europe, including distributors, 493 in the U.S. and Canada and 13 in Japan, and approximately 430 of these Echo instruments were generating reagent revenues at the expected annualized run rate. For Galileo, as of August 31, 2009, we had received orders for a total of 651 Galileo instruments worldwide (an increase of 14 instruments in the first quarter of fiscal 2010), including 379 in Europe, including distributors, 266 in the U.S. and Canada and 6 in Japan, and approximately 614 of these Galileo instruments were generating reagent revenues at the expected annualized run rate.

Results of Operations

Net Sales

	Three Months Ended		Change
	August 31, 2009	August 31, 2008	Amount	%
	($ in thousands)
Traditional reagents	$54,719	$49,272	$5,447	11%
Capture products	18,303	15,174	3,129	21%
Instruments	9,292	8,579	713	8%
Molecular immunohematology	757	151	606	401%

	$83,071	$73,176	$9,895	14%

Traditional reagent revenue increased by approximately $5.4 million, or approximately 11%, in the first quarter of fiscal 2010 compared with the prior year quarter primarily due to price contributions, which included incremental revenue from both contractual and discretionary sources. Traditional reagent sales, which accounted for approximately two-thirds of total revenue in the current year quarter, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents.

Capture revenue increased by approximately $3.1 million, or approximately 21% in the first quarter of fiscal 2010 compared with the prior year quarter primarily due to increased volume. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Revenue from instruments increased by approximately $0.7 million, or approximately 8% in the first quarter of fiscal 2010 compared with the prior year quarter due to increased instrument placements. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract when it includes a price guarantee, which is normally five years. In the first fiscal quarter of 2010, approximately $2.2 million of deferred revenue was recognized from previously placed instruments compared to $2.8 million recognized in the prior year quarter. We deferred approximately $0.7 million of instrument revenues related to instrument placements in the current year quarter, compared to $2.1 million in the prior year quarter. We continued to have a significant proportion of instruments that are acquired as rentals in the current year quarter, which resulted in revenue being recognized over the term of the contract as earned, versus deferred and amortized as in the case of the instrument being sold. As of August 31, 2009 and 2008, deferred instrument and service revenues totaled approximately $21.0 million and $23.9 million, respectively.

Molecular immunohematology revenue increased $0.6 million in the first quarter of fiscal 2010 compared with the previous year quarter. Our molecular immunohematology products are a result of our August 4, 2008 BioArray acquisition.

Gross Margins (1)

	Three Months Ended
	August 31, 2009		August 31, 2008		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in ‘000)		(in ‘000)		(in ‘000)
Traditional reagents (1)	$41,646	76.1%	$38,770	78.7%	$2,876
Capture products (1)	15,245	83.3%	13,157	86.7%	2,088
Instruments (1)	2,977	32.0%	1,489	17.4%	1,488
Molecular immunohematology (1)	(179)	-23.6%	9	6.0%	(188)

	$59,689	71.9%	$53,425	73.0%	$6,264

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margins on traditional reagents decreased to 76.1% in the first quarter of fiscal 2010 from 78.7% in the prior year quarter, primarily due to approximately $2.3 million in costs related to our Quality Process Improvement Project. These costs were reflected in traditional reagent cost of sales.

Capture product gross margins decreased to 83.3% in the first quarter of fiscal 2010 from 86.7% in the prior year quarter primarily due to manufacturing variances and sales mix.

Gross margins on instruments increased to 32.0% in the current year quarter from 17.4% in the prior year quarter, primarily due to favorable purchase price variances related to parts as well as sales mix. In the current year quarter, more instruments were rented (versus sold) as compared to the prior year quarter. Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. Additionally, current year margins benefited from the recognition of revenue deferred from prior periods with approximately $2.2 million of deferred revenue recognized in the first quarter of fiscal 2010.

Operating Expenses

	Three Months Ended
	August 31, 2009	August 31, 2008	Change
			Amount	%
	($ in thousands)
Research and development	$3,823	$1,880	$1,943	103%
Selling and marketing	9,464	9,469	(5)	0%
Distribution	3,506	3,468	38	1%
General and administrative	8,487	7,458	1,029	14%
Amortization expense	1,067	525	542	103%

Total operating expenses	$26,347	$22,800	$3,547	16%

Research and development expenses increased by approximately $1.9 million in the first quarter of fiscal 2010 over the prior year quarter, primarily due to the acquisition of BioArray, which took place on August 4, 2008, and the development of the molecular immunohematology technology we acquired.

Selling and marketing expenses as well as distribution expenses were in line with the prior year quarter.

General and administrative expenses increased by approximately $1.0 million in the first quarter of fiscal 2010 over the prior year, primarily due to increased legal fees and the addition of BioArray.

Amortization expense increased by approximately $0.5 million in the first quarter of fiscal 2010 compared with the prior year primarily due to amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray.

Non-Operating Income

	Three Months Ended
	August 31, 2009	August 31, 2008	Change
			Amount
	($ in thousands)
Non-operating income (expense)	$215	$247	$(32)	-13%

Non-operating income was essentially in line with the prior year quarter.

Income Taxes

The provision for income taxes increased $1.3 million for the three months ended August 31, 2009 compared with the corresponding period in fiscal 2009 primarily due to changes in pre-tax income. The effective income tax rate was 36.4% in the three-month period ended August 31, 2009, compared with 35.4% in the three-month period ended August 31, 2008, respectively. The effective tax rate of 35.4% for the first quarter of fiscal 2009 was positively impacted by certain provision-to-return true-up adjustments totaling approximately $0.4 million that were not recurring. Excluding these adjustments, the effective tax rate for the first quarter of fiscal 2009 would have been 36.6%.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $0.2 million and $3.0 million in the three-month periods ended August 31, 2009 and August 31, 2008, respectively. The majority of the exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of SFAS 123(R). Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Liquidity and Capital Resources

	For the Three Months Ended
	August 31, 2009	August 31, 2008
	(in thousands)
Net cash provided by operating activities	$24,527	$21,560
Net cash used in investing activities	(3,552)	(110,069)
Net cash provided by (used in) financing activities	(6,018)	4,015
Effect of exchange rate changes on cash and cash equivalents	1,071	(1,442)

Increase (decrease) in cash and cash equivalents	$16,028	$(85,936)

Our cash and cash equivalents were $152.5 million at August 31, 2009, as compared with $136.5 million at May 31, 2009. The increase in our cash position primarily resulted from operating cash flow in the first quarter of fiscal 2010.

Operating Activities—Net cash generated by operating activities was $24.5 million for the three months ended August 31, 2009, compared with $21.6 million generated in the three months ended August 31, 2008. The year-over-year increase was primarily due to increased profitability.

Investing Activities—For the first fiscal quarter of 2010, $3.6 million of net cash was used in investing activities compared with $110.0 million of cash used in the prior year quarter. In the first quarter of fiscal 2009, we paid $108.2 million for the acquisitions of BioArray and our U.K. distributor. For the purchase of property and equipment, we spent $3.6 million in the current year quarter compared with $1.8 million spent in the prior year quarter.

Financing Activities—In the first quarter of fiscal 2010, net cash used in financing activities was $6.0 million, compared with $4.0 million of net cash provided in the prior year period. During the current year quarter, we had a cash outflow of $0.2 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $1.0 million in the prior year quarter. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. Additionally, we used $6.0 million to repurchase shares of our common stock during the first quarter of fiscal 2010. During the first quarter of fiscal 2010, we did not receive any cash from the exercise of employee stock options compared with $2.3 million in the prior year quarter. We received $0.2 million and $3.0 million of excess tax benefits from share-based compensation for the three months ended August 31, 2009 and 2008, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the three months ended August 31, 2009, 350,003 shares were repurchased in the open market under the 1998 repurchase plan for $6.0 million. The Company did not make any repurchases during the three months ended August 31, 2008. As of August 31, 2009, 8,878,356 shares had been repurchased under the program, leaving 2,496,644 shares available for repurchase. The Company’s stock repurchase program does not have an expiration date.

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

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support our operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow although there may be some reduction in cash flow as compared to the prior year resulting from expenses related to the BioArray operations. In the longer term, we will be able to use a portion of BioArray’s net operating tax loss carryforwards, subject to certain conditions and limitations, which will positively impact cash flows.

There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, as filed with the SEC on July 24, 2009. Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

i.	Revenue recognition
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Income taxes
vi.	Share-based compensation

i) Revenue Recognition

In accordance with the Staff Accounting Bulletin No. 104, “Revenue Recognition”, guidance, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at August 31, 2009, totaling $56.9 million, and at May 31, 2009, totaling $57.0 million, are net of allowances for doubtful accounts of $2.2 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales. Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during the first quarter of fiscal 2010.

iv) Goodwill

On adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives continue to be amortized over their useful lives.

We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

Except as noted below in Part II, Item 1A, there have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2009 as filed with the SEC on July 24, 2009. For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning its product pricing activities since then. In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. Most recently, the FTC has served a CID which requires that it be provided with copies of documents provided to the DOJ in the DOJ’s investigation described above. The Company has been cooperating with the FTC and intends to continue cooperating. At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Beginning in May 2009, more than 30 lawsuits have been filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1, which is hereby incorporated herein by reference. All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation. On August 17, 2009, the Judicial Panel on Multidistrict Litigation ordered that these cases be centralized in the United States District Court for the Eastern District of Pennsylvania, and the process of transferring these cases to this district is underway. Discovery has not yet begun in any of these cases.

No court has made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In August 2009, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit in the United States District Court for the Northern District of Georgia against the Company and nine of its current and former directors and officers, alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (City of Pontiac General Employees’ Retirement System v. Immucor, Inc., et al., Civil Action No. 1:09-CV-2351-TWT (N.D. Ga.)). The plaintiff seeks to certify a class of purchasers of the Company’s Common Stock between October 19, 2005 and April 23, 2009. The complaint alleges that the defendants failed to disclose that the Company was operating in violation of United States antitrust laws. In September 2009, Thomas Schlenker filed a similar class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company and ten of its current and former directors and officers, also alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Schlenker v. Immucor, Inc., et al., Civil Action No. 2:09-CV-04297-JD (E.D. Pa.)). This plaintiff also seeks to certify a class of purchasers of the Company’s securities for the same class period. The Company has not yet responded to either complaint, but intends to vigorously defend these lawsuits. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, as filed with the SEC on July 24, 2009, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.	Risk Factors

Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2009, as filed with the SEC on July 24, 2009. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

On-going antitrust investigations and litigation could have a material and adverse effect on our business.

As noted in Item 1, Legal Proceedings above, we are under investigation by the Department of Justice (“DOJ”) concerning possible criminal violations of the antitrust laws, and we are also the subject of a number of private civil actions alleging price fixing and seeking class certification, as well as a shareholder action alleging a failure to disclose antitrust violations and also seeking class certification. The DOJ could seek an indictment and conviction against us, which could result in the imposition of substantial fines, among other remedies. Were plaintiffs to prevail in one or more of the pending civil actions, we also could have to pay significant amounts, including treble damages and attorneys’ fees in certain cases. Also as noted in Item 1 above, the Federal Trade Commission (“FTC”) is investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition, through three acquisitions made in the period from 1996 through 1999 or by restricting price competition. The FTC could decide to commence administrative and possibly federal court proceedings for purposes of determining whether there has been a violation and might seek to impose a variety of remedies for any violation including injunctive relief, divestiture of assets and/or disgorgement of profits. The imposition of any of the above remedies could have a materially adverse impact on our business, financial condition and results of operations. In addition, regardless of the ultimate outcome in the above matters, we expect to incur significant expenses, including attorneys’ fees, in responding to and defending against issues raised in the above matters.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase program during the quarter ended August 31, 2009:

Period	Shares Purchased	Average Price Per Share	Shares Purchased to Date as Part of Publicly Announced Plan	Maximum # of Shares Available to Purchase Under the Plan
June 1-30, 2009	—	$—	8,528,353	2,846,647
July 1-31, 2009	179,003	$16.61	8,707,356	2,667,644
August 1-31, 2009	171,000	$17.84	8,878,356	2,496,644

The Company instituted a stock repurchase program in June 1998. During the quarter ended August 31, 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program bringing the total authorized shares to 11,375,000. As of August 31, 2009, 8,878,356 shares had been repurchased under the program, leaving 2,496,644 shares available for repurchase. The Company’s stock repurchase program does not have an expiration date

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

IMMUCOR, INC.

(Registrant)

Date: October 2, 2009	By:	/S/ DR. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: October 2, 2009	By:	/S/ RICHARD A. FLYNT
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Lawsuits