Form 10-Q
period 2009-11-30
IMMUCOR INC
filed 2010-01-07
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2009

OR

__	Transition Report Pursuant to Section 13 or 15(d)
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

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of December 31, 2009: Common Stock, $0.10 Par Value – 69,864,253

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1. Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	November 30, 2009	May 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$156,066	$136,461
Trade accounts receivable, net of allowance for doubtful accounts of $2,367 at
November 30, 2009 and $2,179 at May 31, 2009	60,789	57,017
Inventories	42,481	38,256
Deferred income tax assets, current portion	7,801	7,979
Prepaid expenses and other current assets	4,733	5,137
Total current assets	271,870	244,850

PROPERTY AND EQUIPMENT, Net	48,811	43,461
GOODWILL	95,778	97,255
INTANGIBLE ASSETS, Net	59,831	61,355
DEFERRED INCOME TAX ASSETS	3,995	3,638
OTHER ASSETS	773	781
Total assets	$481,058	$451,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,144	$9,344
Accrued expenses and other current liabilities	17,380	20,253
Income taxes payable	7,783	11,469
Deferred revenue, current portion	10,812	11,222
Total current liabilities	46,119	52,288

DEFERRED REVENUE	8,826	10,871
DEFERRED INCOME TAX LIABILITIES	1,215	1,272
OTHER LONG-TERM LIABILITIES	2,299	2,331
Total liabilities	58,459	66,762
COMMITMENTS AND CONTINGENCIES (Note 9)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding
69,862,633 and 70,456,522 shares at November 30, 2009 and May 31, 2009, respectively	6,986	7,046
Additional paid-in capital	33,371	42,012
Retained earnings	368,277	327,242
Accumulated other comprehensive income	13,965	8,278
Total shareholders' equity	422,599	384,578
Total liabilities and shareholders' equity	$481,058	$451,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008 (1)	2009	2008 (1)

NET SALES	$82,570	$73,021	$165,641	$146,197
COST OF SALES (exclusive of amortization shown separately below)	24,431	19,463	47,813	39,214
GROSS PROFIT	58,139	53,558	117,828	106,983

OPERATING EXPENSES:
Research and development	3,898	2,896	7,721	4,777
Selling and marketing	9,765	10,538	19,229	19,732
Distribution	3,721	3,549	7,226	7,017
General and administrative	9,020	7,642	17,508	15,375
Amortization expense	1,073	1,071	2,140	1,596
Total operating expenses	27,477	25,696	53,824	48,497

INCOME FROM OPERATIONS	30,662	27,862	64,004	58,486

NON-OPERATING INCOME (EXPENSE):
Interest income	94	586	284	1,380
Interest expense	(8)	(77)	(13)	(203)
Other, net	(48)	(1,230)	(18)	(1,650)
Total non-operating income (expense)	38	(721)	253	(473)

INCOME BEFORE INCOME TAXES	30,700	27,141	64,257	58,013
PROVISION FOR INCOME TAXES	10,998	9,803	23,222	20,718
NET INCOME	$19,702	$17,338	$41,035	$37,295

Earnings per share:
Per common share - basic	$0.28	$0.25	$0.58	$0.53
Per common share - diluted	$0.28	$0.24	$0.58	$0.52

(1) Certain prior year operating expenses have been reclassified to conform with current year presentation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578
Shares issued under employee stock plan	66	6	204	-	-	210
Share-based compensation expense	-	-	2,650	-	-	2,650
Stock repurchases and retirements	(659)	(66)	(11,661)	-	-	(11,727)
Tax benefits related to share-based compensation	-	-	166	-	-	166
Comprehensive income:
Foreign currency translation adjustments	-	-	-	-	5,687	5,687
Net income	-	-	-	41,035	-	41,035
Total comprehensive income						46,722

BALANCE, November 30, 2009	69,863	$6,986	$33,371	$368,277	$13,965	$422,599

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$41,035	$37,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,024	6,313
Loss on retirement of fixed assets	192	129
Provision for doubtful accounts	198	450
Share-based compensation expense	2,650	2,478
Deferred income taxes	(2,078)	850
Excess tax benefit from share-based compensation	(166)	(2,880)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	(2,067)	(7,519)
Income taxes	1,172	5,578
Inventories	(9,625)	(2,045)
Other assets	325	(2,968)
Accounts payable	613	156
Deferred revenue	(2,605)	(1,018)
Accrued expenses and other liabilities	(3,522)	(4,511)
Cash provided by operating activities	34,146	32,308

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,484)	(3,602)
Acquisition of businesses, net of cash acquired	-	(108,537)
Cash used in investing activities	(4,484)	(112,139)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	-	(229)
Repurchase of common stock	(11,727)	(5,644)
Proceeds from exercise of stock options	210	2,452
Excess tax benefit from share-based compensation	166	2,880
Cash used in financing activities	(11,351)	(541)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,294	(2,382)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,605	(82,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,461	175,056
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,066	$92,302

SUPPLEMENTAL INFORMATION:
Tax paid	$24,121	$14,318
Interest paid	-	33
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$-	$516
Movement from inventory to property and equipment of instruments placed on rental agreements	6,197	2,762

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

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented.  These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three and six months ended November 30, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2010, or any other period.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	November 30, 2009	May 31, 2009
	(in thousands)

Raw materials and supplies	$8,938	$8,506
Work in process	2,935	3,486
Finished goods	30,608	26,264
	$42,481	$38,256

3.	SHAREHOLDERS’ EQUITY

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

During the three and six months ended November 30, 2009, approximately 300,000 and 650,000 shares were repurchased in the open market under the 1998 repurchase plan for $5.5 million and $11.6 million, respectively.  The Company repurchased 200,000 shares for $4.7 million during the three and six months ended November 30, 2008.  Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of November 30, 2009, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

5.	SHARE-BASED COMPENSATION

Plan summary

During the first six months of fiscal 2010, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of November 30, 2009, awards for 2,213,721 shares have been granted under the 2005 Plan and 1,386,279 shares are still available for future awards, of which a maximum of 1,347,590 can be awarded as restricted shares. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and six months ended November 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008
Risk-free interest rate (1)	1.93%	2.88%	2.16%	3.27%
Expected volatility (2)	45.78%	41.34%	45.55%	42.20%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-	-

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.
Represents the period of time options are expected to remain outstanding.  As the Company has so far only awarded “plain vanilla options” as described by ASC 718-10-S99, “Compensation – Stock Compensation: Overall: SEC Materials”, the Company used the “simplified method” for determining the expected life of the options granted. The “simplified method” calculates expected term as the sum of the vesting term and the original contractual term divided by two. The Company will continue to use the “simplified method” until such time that it has sufficient historical data for options with six-year contractual terms to estimate the expected term of these share-based awards.

4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock option activity

The options granted under the 2005 Plan during the six months ended November 30, 2009 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date.  The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the six months ended November 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2009	2,556,096	$18.26
Granted (2)	307,107	$16.48
Exercised (3)	(26,371)	$7.99
Forfeited	(49,863)	$26.52
Expired	(16,381)	$25.02
Outstanding at November 30, 2009	2,770,588	$17.97	4.1	$13,787

Exercisable at November 30, 2009	1,680,422	$14.06	3.7	$12,948

1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).

2)	The weighted-average grant-date fair value of share options granted during the first six months of fiscal years 2010 and 2009 was $6.38 and $10.65, respectively.
3)	The total intrinsic value of share options exercised during the first six months of fiscal years 2010 and 2009 was $0.3 million and $9.6 million, respectively.

As of November 30, 2009, there was $8.4 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through November 2013, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.6 years.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the three months ended November 30, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2009	141,190	$23.72
Granted	251,512	$16.27
Vested	(39,224)	$22.92
Forfeited	(7,365)	$18.35
Nonvested stock outstanding at November 30, 2009	346,113	$18.51

The total fair value of restricted shares vested was $0.9 million and $0.8 million during the six months ended November 30, 2009 and 2008, respectively.

As of November 30, 2009, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.8 years.

6.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended November 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008

Net income	$19,702	$17,338	$41,035	$37,295
Net foreign currency translation adjustments	4,433	(6,391)	5,687	(11,349)
Comprehensive income	$24,135	$10,947	$46,722	$25,946

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with ASC 260, “Earnings per Share”.  Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008

Numerator for basic and diluted earnings per share:
Net Income	$19,702	$17,338	$41,035	$37,295
Denominator:
For basic earnings per share
- weighted average shares basis	70,090	70,409	70,244	70,338
Effect of dilutive stock options and restricted stock	542	818	510	881
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,632	71,227	70,754	71,219

Earnings per common share – basic	$0.28	$0.25	$0.58	$0.53
Earnings per common share – diluted	$0.28	$0.24	$0.58	$0.52

The effect of 1,800,730 and 617,364 out-of-the-money options for the quarter ended November 30, 2009 and 2008, respectively, and 1,912,674 and 543,145 out-of-money options for the six months ended November 30, 2009 and 2008, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The basis of segmentation has been refined since the Form 10-Q for the quarter ended November 30, 2008. The information for European locations has been combined in this report. In the prior year report, the information for certain European locations was reported separately. All prior year data has been retroactively adjusted to align with current reporting.

Segment information for the three and six months ended November 30, 2009 and 2008 is summarized below (in thousands).

	For the Three Months Ended November 30, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$39,320	$7,674	$2,333	$2,034	$-	$51,361
Affiliates	1,181	1,252	91	-	(2,524)	-
Total	40,501	8,926	2,424	2,034	(2,524)	51,361
Capture revenues:
Unaffiliated customers	12,484	6,051	1,154	316	-	20,005
Affiliates	1,789	804	-	-	(2,593)	-
Total	14,273	6,855	1,154	316	(2,593)	20,005
Net instrument revenues:
Unaffiliated customers	6,198	2,930	581	316	-	10,025
Affiliates	1,220	1,929	-	-	(3,149)	-
Total	7,418	4,859	581	316	(3,149)	10,025
Net molecular immunohematology revenues:
Unaffiliated customers	764	415	-	-	-	1,179
Affiliates	391	-	-	-	(391)	-
Total	1,155	415	-	-	(391)	1,179

Net Sales	63,347	21,055	4,159	2,666	(8,657)	82,570

Income (loss) from operations	26,876	1,748	1,870	407	(239)	30,662

Depreciation	1,893	994	103	34	-	3,024
Amortization	1,010	42	-	21	-	1,073
Income tax (benefit) expense	9,781	651	652	-	(86)	10,998
Capital expenditures	1,558	(686)	51	9	-	932

	For the Three Months Ended November 30, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,350	$5,740	$2,260	$1,879	$-	$47,229
Affiliates	1,467	999	128	-	(2,594)	-
Total	38,817	6,739	2,388	1,879	(2,594)	47,229
Capture revenues:
Unaffiliated customers	10,321	5,094	889	220	-	16,524
Affiliates	1,408	741	-	-	(2,149)	-
Total	11,729	5,835	889	220	(2,149)	16,524
Net instrument revenues:
Unaffiliated customers	5,969	2,176	383	81	-	8,609
Affiliates	497	1,340	-	-	(1,837)	-
Total	6,466	3,516	383	81	(1,837)	8,609
Net molecular immunohematology revenues:
Unaffiliated customers	659	-	-	-	-	659
Affiliates	-	-	-	-	-	-
Total	659	-	-	-	-	659

Net Sales	57,671	16,090	3,660	2,180	(6,580)	73,021

Income (loss) from operations	27,100	(806)	1,379	125	64	27,862

Depreciation	1,423	843	64	43	-	2,373
Amortization	984	69	-	19	-	1,072
Income tax expense	9,155	86	531	-	31	9,803
Capital expenditures	539	1,009	210	5	-	1,763

	For the Six Months Ended November 30, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$82,160	$14,950	$4,719	$4,251	$-	$106,080
Affiliates	2,423	2,491	136	-	(5,050)	-
Total	84,583	17,441	4,855	4,251	(5,050)	106,080
Capture revenues:
Unaffiliated customers	23,586	11,748	2,414	560	-	38,308
Affiliates	3,440	1,534	-	-	(4,974)	-
Total	27,026	13,282	2,414	560	(4,974)	38,308
Net instrument revenues:
Unaffiliated customers	12,053	5,740	1,137	387	-	19,317
Affiliates	2,633	3,245	-	-	(5,878)	-
Total	14,686	8,985	1,137	387	(5,878)	19,317
Net molecular immunohematology revenues:
Unaffiliated customers	1,411	525	-	-	-	1,936
Affiliates	488	-	-	-	(488)	-
Total	1,899	525	-	-	(488)	1,936

Net Sales	128,194	40,233	8,406	5,198	(16,390)	165,641

Income (loss) from operations	55,574	3,900	3,940	595	(5)	64,004

Depreciation	3,639	2,001	169	75	-	5,884
Amortization	2,016	84	-	40	-	2,140
Income tax expense	20,270	1,460	1,379	-	113	23,222
Capital expenditures	4,169	242	56	17	-	4,484
Property & equipment, net	34,981	11,934	1,645	251	-	48,811
Total assets at period end	551,355	81,028	28,018	19,936	(199,279)	481,058

	For the Six Months Ended November 30, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$74,999	$12,815	$4,727	$3,961	$-	$96,502
Affiliates	2,695	2,114	191	-	(5,000)	-
Total	77,694	14,929	4,918	3,961	(5,000)	96,502
Capture revenues:
Unaffiliated customers	19,122	10,587	1,592	396	-	31,697
Affiliates	3,288	1,387	-	-	(4,675)	-
Total	22,410	11,974	1,592	396	(4,675)	31,697
Net instrument revenues:
Unaffiliated customers	11,344	4,916	782	146	-	17,188
Affiliates	2,443	3,094	-	-	(5,537)	-
Total	13,787	8,010	782	146	(5,537)	17,188
Net molecular immunohematology revenues:
Unaffiliated customers	810	-	-	-	-	810
Affiliates	-	-	-	-	-	-
Total	810	-	-	-	-	810

Net Sales	114,701	34,913	7,292	4,503	(15,212)	146,197

Income (loss) from operations	55,843	(103)	2,936	48	(238)	58,486

Depreciation	2,686	1,834	114	85	-	4,719
Amortization	1,406	152	-	36	-	1,594
Income tax (benefit) expense	18,980	684	1,123	-	(69)	20,718
Capital expenditures	1,534	1,745	305	18	-	3,602
Property & equipment, net	27,690	8,733	1,338	393	-	38,154
Total assets at period end	475,158	58,562	20,117	17,799	(176,173)	395,463

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008

United States	$1,327	$1,209	$2,663	$2,254
Europe	1,977	1,167	3,368	2,815
Canada	576	564	1,167	1,072
Total net export sales	$3,880	$2,940	$7,198	$6,141

9.	COMMITMENTS AND CONTINGENCIES

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on a remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. In response to the June 2009 administrative action, we submitted a detailed remediation plan that outlines our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Company’s detailed remediation plan is based on a quality project that began in early calendar 2009.  The Company is targeting to complete the FDA-remediation efforts associated with its quality project during its third fiscal quarter of 2010.

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

Beginning in May 2009, more than 30 lawsuits were filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation. In August 2009, these cases were ordered to be centralized in the United States District Court for the Eastern District of Pennsylvania.  That court now has before it motions to appoint interim lead counsel for plaintiffs. There has been no discovery in any of these cases, and no court has made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

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

10.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2010

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. Upon adoption, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 during the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The update provides guidance for using fair value to measure assets and liabilities, and also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  This update applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, this update is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for the financial assets and liabilities in fiscal 2009 and adoption did not have a material impact on the Company’s results of operations or financial position.  For nonfinancial assets and liabilities, this update is effective for fiscal years beginning after November 15, 2008. The adoption of provisions of the update to ASC 820 for nonfinancial assets and liabilities during the first quarter of fiscal 2010 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an update to ASC 805, “Business Combinations” (“ASC 805”). This update will significantly change the financial accounting and reporting of business combination transactions. The update also establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The update to ASC 805 is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The adoption of the update to ASC 805 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an update to ASC 810, “Consolidation” (“ASC 810”). This update establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This update is effective for fiscal years beginning on or after December 15, 2008. The adoption of the update to ASC 810 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued an update to ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), which amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the update to ASC 350 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share”, (“ASC 260”).  This update states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of ASC 260-40-45-61A during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an update to ASC 825, “Financial Instruments” (“ASC 825”). This update requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this update, fair values for these assets and liabilities were only disclosed annually. This update requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This update is effective for interim periods ending after June 15, 2009. Disclosure is not required for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption of ASC 825-10-65-1 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB established ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855 is interim or annual financial periods ending after June 15, 2009.   This codification topic does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 would apply to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. ASC 855 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which is an amendment of ASC 820-10, “Fair Value Measurements and Disclosures: Overall.” ASU 2009-05 provides clarification for circumstances where a quoted price in an active market for the identical liability is not available.  In that situation, entities are required to measure fair value in one or more of the following techniques:
1) A valuation technique that uses
a.The quoted price of the identical liability when traded as an asset
b.Quoted prices for similar liabilities or similar liabilities when traded as an asset
2)Another valuation technique that is consistent with the principles of ASC 820, such as an income approach or a market approach.
ASU 2009-05 also clarifies that a reporting entity is not required to adjust the fair value of a liability to include inputs relating to the existence of transfer restrictions on that liability.  The provisions of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The adoptions of the provisions of this update to ASC 820 during the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In June 2009, the FASB issued an update to ASC 860, “Transfers and Servicing” (“ASC 860”). This update will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This update will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company is currently evaluating the impact of adoption of this update to ASC 860 on its financial statements.

In June 2009, the FASB issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company is currently evaluating the impact of adoption of this update of ASC 810 on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements,” which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on a) vendor-specific objective evidence (VSOE), b) third-party evidence or c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of this update to ASC 605-25 on its financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which is an amendment of ASC 860, “Transfers and Servicing.”  This update will require more information about the transfer of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  This update will be effective for fiscal years beginning on or after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011.  Early application is not permitted.  The Company is currently evaluating the impact of the adoption of this update to ASC 860 on its financial statements.

11.	SUBSEQUENT EVENTS

The Company has evaluated its November 30, 2009 consolidated financial statements for subsequent events through January 7, 2010, the date the consolidated financial statements were issued and filed with the SEC. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated condensed financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning.  We sometimes use forward-looking statements in discussions of our business, for example, when discussing future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Some of the statements in this report are such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: the outcome and costs associated with the Company’s Quality Process Improvement Project; the outcome of the administrative action (“notice of intent to revoke our biological license”) received from the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; lower than expected demand for the Company’s instruments; the decision of customers to defer capital spending; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the failure of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the Galileo Neo and the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of the molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; fluctuations in foreign currency conversion rates; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the inability of the Company’s Japanese and French subsidiaries as well as our molecular immunohematology operations to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigations by the Department of Justice and the Federal Trade Commission, and the related customer and shareholder lawsuits; the Company’s inability to protect its intellectual property, particularly as to the molecular immunohematology products, or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 as filed with the SEC on July 24, 2009 as such risk factors may be revised or expanded in this report.

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

Continued market penetration of the Echo instrument – We launched our latest instrument, the Echo, in the first quarter of fiscal 2008. The Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. The Echo is targeted at the small- to medium-sized hospital market, the largest segment of our market, numbering approximately 6,000 worldwide. As of November 30, 2009, we had received orders for a total of 720 Echo instruments worldwide. We believe continued market penetration of Echo will be a growth driver for the Company.

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

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on a remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. In early calendar 2009 (during our fiscal third quarter), we formalized efforts to improve our quality systems through the Quality Process Improvement Project, which is discussed in further detail below. In response to the June 2009 administrative action, we submitted a detailed remediation plan that outlines our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. We continue to implement the Project and believe that, in addition to addressing the deficiencies noted by the FDA, the Project remediation efforts will provide the foundation for the establishment of a world-class quality system. We are targeting to complete the Project during our third fiscal quarter of 2010.

Quality Process Improvement Project – During our third fiscal quarter of 2009, we formalized our efforts to improve the processes and procedures of our quality department by establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. During fiscal 2009, we spent approximately $2.4 million on the Project, which was primarily reflected in cost of goods sold. During our second fiscal quarter of 2010, we spent approximately $1.8 million on the Project and have incurred approximately $4.1 million on a year-to-date basis in fiscal 2010. We expect to incur a total of $6 million to $7 million of Project-related expenses in fiscal 2010. The Project expenses primarily represent the cost of external consultants who are assisting us with the Project. We are targeting to complete the FDA-remediation efforts associated with the Project during our third fiscal quarter of 2010.  The Project remediation efforts lay the foundation for the longer term goal of the Project, which is to build a world-class quality system.  We will continue to work to ensure we have a world-class quality system for the future.  Project costs after completion of the remediation efforts are not expected to be material.

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

Lawsuits – Since May 2009, more than 30 antitrust lawsuits have been filed against Immucor, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that those companies conspired to fix blood reagent prices. These cases have been centralized in one jurisdiction. Additionally, in August and September 2009, two lawsuits were filed against Immucor alleging violations of the federal securities laws. These lawsuits are in the preliminary stages.  See Part II, Item 1. Legal Proceedings below.

Performance

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2009	2008	Amount	%	2009	2008	Amount	%
	($ in thousands)				($ in thousands)
Net sales	$82,570	$73,021	$9,549	13%	$165,641	$146,197	$19,444	13%
Gross margin	58,139	53,558	4,581	9%	117,828	106,983	10,845	10%
Gross margin percentage	70.4%	73.3%			71.1%	73.2%
Operating expenses	27,477	25,696	1,781	7%	53,824	48,497	5,327	11%
Income from operations	30,662	27,862	2,800	10%	64,004	58,486	5,518	9%
Non-operating income	38	(721)	759	-105%	253	(473)	726	-153%
Income before income tax	30,700	27,141	3,559	13%	64,257	58,013	6,244	11%
Provision for income tax	10,998	9,803	1,195	12%	23,222	20,718	2,504	12%
Net income	$19,702	$17,338	$2,364	14%	$41,035	$37,295	$3,740	10%

Earnings per share:
Per common share - basic	$0.28	$0.25	$0.03	12%	$0.58	$0.53	$0.05	9%
Per common share - diluted	$0.28	$0.24	$0.04	17%	$0.58	$0.52	$0.06	12%

During the three months ended November 30, 2009, revenue increased by approximately $9.5 million or approximately 13% compared with revenue in the prior year quarter. This increase was primarily attributable to approximately $5.2 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $2.4 million from volume contributions, which included incremental revenue from instrument placements. Additionally, revenue was favorably impacted by approximately $1.9 million from fluctuations in foreign currency exchange rates.

During the six months ended November 30, 2009, revenue increased by approximately $19.4 million or approximately 13% compared with revenue in the prior year. This increase was primarily attributable to approximately $11.6 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $7.6 million from volume contributions, which included incremental revenue from instrument placements. Additionally, revenue was favorably impacted by approximately $0.2 million from fluctuations in foreign currency exchange rates.

For the second quarter of fiscal 2010, our consolidated gross margin decreased to 70.4% from 73.3% achieved in the second quarter of fiscal 2009, primarily due to approximately $1.8 million of costs related to our Quality Process Improvement Project, which was reflected in cost of sales. Operating expenses increased approximately 7% over the prior year quarter. The increase was primarily attributable to increased research and development expenses related to the next generation automated instrument for molecular immunohematology and increased legal expenses. Net income increased approximately 14% in the second quarter of fiscal 2010 over the prior year quarter.

For the first six months of fiscal 2010, our consolidated gross margin decreased to 71.1% from 73.2% achieved in the first six months of fiscal 2009, primarily due to approximately $4.1 million of costs related to our Quality Process Improvement Project, which was reflected in cost of sales. Operating expenses increased approximately 11% over the prior year period primarily due to our acquisition of BioArray. Net income increased approximately 10% in the first six months of fiscal 2010 over the prior year period.

As of November 30, 2009, we had received orders for a total of 720 Echo instruments worldwide (an increase of 77 instruments in the second quarter of fiscal 2010), including 155 in Europe, including distributors, 548 in the U.S. and Canada and 17 in Japan, and approximately 498 of these Echo instruments were generating reagent revenues at the expected annualized run rate. For Galileo, as of November 30, 2009, we had received orders for a total of 678 Galileo instruments worldwide (an increase of 27 instruments in the second quarter of fiscal 2010), including 402 in Europe, including distributors, 269 in the U.S. and Canada and 7 in Japan, and approximately 634 of these Galileo instruments were generating reagent revenues at the expected annualized run rate.

Results of Operations

Net Sales

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2009	2008	Amount	%	2009	2008	Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$51,361	$47,229	$4,132	9%	$106,080	$96,502	$9,578	10%
Capture products	20,005	16,524	3,481	21%	38,308	31,697	6,611	21%
Instruments	10,025	8,609	1,416	16%	19,317	17,188	2,129	12%
Molecular immunohematology	1,179	659	520	79%	1,936	810	1,126	139%
	$82,570	$73,021	$9,549	13%	$165,641	$146,197	$19,444	13%

Traditional reagent revenue increased by approximately 9% and 10% during the three and six months ended November 30, 2009, respectively, compared with revenue earned in the corresponding periods of fiscal 2009. Revenue increased in the current year periods primarily due to price contributions, which included incremental revenue from both contractual and discretionary sources. Traditional reagent sales, which accounted for more than 60% of total revenue in the current year periods, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents.

Capture revenue increased by approximately 21% in both the three and six months ended November 30, 2009 compared with revenue earned in the corresponding periods of fiscal 2009. Revenue increased in the current year periods primarily due to increased volume. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Revenue from instruments increased by approximately 16% and 12% during the three and six months ended November 30, 2009, respectively, compared with revenue earned in the corresponding periods of fiscal 2009. Revenue increased in the current year periods primarily due to increased instrument placements. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract when the reagent contract includes a price guarantee. We continued to have a significant proportion of instruments that were acquired as rentals in the current year quarter, which resulted in revenue being recognized over the term of the contract as earned, versus deferred and amortized as in the case of the instrument being sold. In the second fiscal quarter of 2010, approximately $2.1 million of deferred revenue was recognized from previously placed instruments compared to $2.8 million recognized in the prior year quarter. We deferred approximately $1.0 million of instrument revenues related to instrument placements in the current year quarter, compared to $2.6 million in the prior year quarter. In the first six months of fiscal 2010, approximately $4.4 million of deferred revenue was recognized from previously placed instruments compared to $5.7 million recognized in the prior year period. We deferred approximately $1.8 million of instrument revenues related to instrument placements in the current year period, compared to $4.7 million in the prior year period. As of November 30, 2009 and 2008, deferred instrument and service revenues totaled approximately $19.6 million and $23.0 million, respectively.

Molecular immunohematology revenue was $1.2 million in the second quarter of 2010 compared with $0.7 million in the prior year quarter. The revenue increase of $0.5 million is primarily due the introduction of our molecular offering to markets outside the U.S. For the first six months of fiscal 2010, molecular immunohematology revenue was $1.9 million compared with $0.8 million in the prior year period. Our molecular immunohematology products are a result of our August 4, 2008 BioArray acquisition.

Gross Margins (1)

	Three Months Ended
	November 30,		November 30,
	2009		2008		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$39,434	76.8%	$38,169	80.8%	$1,265
Capture products (1)	16,320	81.6%	13,987	84.6%	2,333
Instruments (1)	2,203	22.0%	1,118	13.0%	1,085
Molecular immunohematology (1)	182	15.4%	284	43.1%	(102)
	$58,139	70.4%	$53,558	73.3%	$4,581

	Six Months Ended
	November 30,		November 30,
	2009		2008		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$81,080	76.4%	$76,939	79.7%	$4,141
Capture products (1)	31,565	82.4%	27,144	85.6%	4,421
Instruments (1)	5,180	26.8%	2,607	15.2%	2,573
Molecular immunohematology (1)	3	0.2%	293	36.2%	(290)
	$117,828	71.1%	$106,983	73.2%	$10,845

(1)  The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended November 30, 2009, gross margins on traditional reagents decreased to 76.8% from 80.8% in the prior year quarter, primarily due to approximately $1.8 million in costs related to our Quality Process Improvement Project. These costs were reflected in traditional reagent cost of sales.

On a year-to-date basis for the six months ended November 30, 2009, gross margins on traditional reagents decreased to 76.4% from 79.7% in the prior year period primarily due to approximately $4.1 million in costs related to our Quality Process Improvement Project.

For the three months ended November 30, 2009, Capture product gross margins decreased to 81.6% from 84.6% in the prior year quarter. On a year-to-date basis in fiscal 2010, Capture product gross margins decreased to 82.4% from 85.6% in the prior year period. Gross margin decreased in both the three-month and six-month periods primarily due to manufacturing variances.

For the three and six months ended November 30, 2009, gross margins on instruments were 22.0% and 26.8%, respectively, compared with 13.0% and 15.2%, respectively, for the corresponding periods of fiscal 2009. The gross margin improvement in both current year periods was primarily due to sales mix. In the current year periods, more instruments were rented (versus sold) as compared to the prior year periods. Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. Additionally, current year margins benefited from the recognition of revenue deferred from prior periods with approximately $2.1 million of deferred revenue recognized in the second quarter of fiscal 2010 and approximately $4.4 million of deferred revenue recognized on a year-to-date basis in fiscal 2010.

Operating Expenses

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2009	2008 (1)	Amount	%	2009	2008 (1)	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$3,898	$2,896	$1,002	35%	$7,721	$4,777	$2,944	62%
Selling and marketing	9,765	10,538	(773)	-7%	19,229	19,732	(503)	-3%
Distribution	3,721	3,549	172	5%	7,226	7,017	209	3%
General and administrative	9,020	7,642	1,378	18%	17,508	15,375	2,133	14%
Amortization expense	1,073	1,071	2	0%	2,140	1,596	544	34%
Total operating expenses	$27,477	$25,696	$1,781	7%	$53,824	$48,497	$5,327	11%

(1) Certain prior year operating expenses have been reclassified to conform with current year presentation.

Research and development expenses for the three and six months ended November 30, 2009 increased by approximately $1.0 million and $2.9 million, respectively, compared with the prior year periods. The current year quarter increase is primarily attributable to expenses related to the next generation automated instrument for molecular immunohematology. The year-to-date increase is attributable to expenses related to the next generation molecular immunohematology instrument as well as recognizing a full six months of BioArray expenses, which was acquired on August 4, 2008.

Selling and marketing expenses for the three and six months ended November 30, 2009 decreased approximately $0.8 million and $0.5 million, respectively, compared with the prior year periods primarily due to lower marketing expenses and lower sales commissions.

Distribution expenses for the three and six months ended November 30, 2009 were generally in line with the prior year periods.

General and administrative expenses for the three and six months ended November 30, 2009 increased by approximately $1.4 million and $2.1 million, respectively, compared with the prior year periods. The current year quarter increase was primarily due to increased legal fees while the year-to-date increase was primarily due to increased legal fees and the addition of BioArray.  Legal expenses related to the DOJ investigation and the related lawsuits were approximately $1.2 million in the second quarter of fiscal 2010 and approximately $2.0 million on a year-to-date basis in fiscal 2010.

Amortization expense for the second fiscal quarter of 2010 was generally in line with the prior year quarter. Amortization expense on a year-to-date basis in fiscal 2010 increased by approximately $0.5 million compared with the prior year period primarily due to recognizing a full six months of amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray.

Non-Operating Income

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2009	2008	Amount		2009	2008	Amount
	($ in thousands)				($ in thousands)
Non-operating income (expense)	$38	$(721)	$759	-105%	$253	$(473)	$726

Non-operating income increased by approximately $0.8 million and $0.7 million, respectively for the three and six months ended November 30, 2009 compared with the prior year periods primarily due to prior year foreign exchange losses that did not recur in the current year offset by lower interest income due to lower interest rates.

Income Taxes

The provision for income taxes increased $1.2 million for the three months ended November 30, 2009 and increased $2.5 million on a year-to-date basis compared with the corresponding period in fiscal 2009 primarily due to changes in pre-tax income. The effective income tax rate was 35.9% and 36.2% in the three-month and six-month periods ended November 30, 2009, respectively, compared with 36.1% and 35.7% in the three-month and six-month periods ended November 30, 2008, respectively.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized excess income tax benefits of approximately $0.2 million and $2.9 million in the six-month periods ended November 30, 2009 and 2008, respectively.  The exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of ASC 718, which required compensation expense arising from share-based payments to be recognized in the income statement for financial reporting purposes.  Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Liquidity and Capital Resources

	For the Six Months Ended
	November 30, 2009	November 30, 2008
	(in thousands)
Net cash provided by operating activities	$34,146	$32,308
Net cash used in investing activities	(4,484)	(112,139)
Net cash used in financing activities	(11,351)	(541)
Effect of exchange rate changes on cash and cash equivalents	1,294	(2,382)
Increase (decrease) in cash and cash equivalents	$19,605	$(82,754)

Our cash and cash equivalents were $156.1 million at November 30, 2009, as compared with $136.5 million at May 31, 2009.  The increase in our cash position primarily resulted from operating cash flow in the first half of fiscal 2010.

Operating Activities – Net cash generated by operating activities was $34.1 million for the six months ended November 30, 2009, compared with $32.3 million generated in the six months ended November 30, 2008. The year-over-year increase was primarily due to increased profitability.

Investing Activities – For the first six months of fiscal 2010, $4.5 million of net cash was used in investing activities compared with $112.1 million in the corresponding period of the prior year. During fiscal 2009, we paid $108.5 million for the acquisitions of BioArray and our U.K. distributor. For the purchase of property and equipment, we spent $4.5 million in the current year period compared with $3.6 million spent in the prior year period.

Financing Activities – Net cash used in financing activities was $11.4 million during the first six months of fiscal 2010, compared with $0.5 million in the corresponding period of the prior year. For the repurchase of shares of our common stock, we spent $11.6 million in the current year compared with $4.7 million spent in the corresponding period of the prior fiscal year. During the current year period, we had a cash outflow of $0.2 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $1.0 million in the prior year quarter. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. During the first six months of fiscal 2010, we received $0.2 million cash from the exercise of employee stock options compared with $2.5 million in the same period of the prior year. We received $0.2 million and $2.9 million of excess tax benefits from the exercise of nonqualified employee stock options for the six months ended November 30, 2009 and 2008, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the three and six months ended November 30, 2009, approximately 300,000 and 650,000 shares were repurchased in the open market under the 1998 repurchase plan for $5.5 million and $11.6 million, respectively.  The Company repurchased 200,000 shares for $4.7 million during the three and six months ended November 30, 2008.  Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of November 30, 2009, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

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

i) Revenue Recognition

In accordance with ASC 605-10-S25, “Revenue Recognition: Overall: Recognition”, we recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

In cases of sales or rentals of instruments with multiple deliverables, we recognize revenue on the sale of medical instruments in accordance with ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements.” Our medical instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service.  If the agreement does not include any price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation.  The fair value of a training session is recognized as revenue when services are provided.  The fair value of first year service is recognized over the first year of the contract.  If the agreement contains price guarantees, the entire arrangement consideration is deferred and recognized over the related guarantee period due to the fair value of the price guarantee not being determinable at the point of sale.  The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2009, totaling $60.8 million, and at May 31, 2009, totaling $57.0 million, are net of allowances for doubtful accounts of $2.4 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during the second quarter of fiscal 2010.

iv) Goodwill

On adoption of ASC 350, “Intangibles – Goodwill and Other”, goodwill and indefinite lived intangible assets are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although updates to ASC 740, “Income Taxes”, which we adopted at the beginning of fiscal 2008, provide further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

vi) Share-based Employee Compensation

We adopted the provisions of ASC 718, “Compensation – Stock Compensation”, on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption based on the grant date fair value, and (ii) compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of ASC 718.  On adoption, we elected to attribute the value of share-based compensation to expense using the straight-line method, which was the method previously used for disclosing our required pro forma information.

We elected to estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for disclosing our pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

We have calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of ASC 718.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in May 2009, more than 30 lawsuits were filed in 10 different United States District Courts against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1, which is hereby incorporated herein by reference.  All of these complaints make substantially the same allegations and seek to certify a class of persons and entities who purchased blood reagents from any of the defendants between January 1, 2000 and the present. Most of the complaints limit the proposed class to persons and entities in the United States, but some do not contain that limitation.  In August 2009, these cases were ordered to be centralized in the United States District Court for the Eastern District of Pennsylvania.  That court now has before it motions to appoint interim lead counsel for plaintiffs.  There has been no discovery in any of these cases, and no court has made a determination whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

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

As noted in Item 1, Legal Proceedings above, we are under investigation by the Department of Justice ("DOJ") concerning possible criminal violations of the antitrust laws, and we are also the subject of a number of private civil actions alleging price fixing and seeking class certification, as well as a shareholder action alleging a failure to disclose antitrust violations and also seeking class certification. The DOJ could seek an indictment and conviction against us, which could result in the imposition of substantial fines, among other remedies. Were plaintiffs to prevail in one or more of the pending civil actions, we also could have to pay significant amounts, including treble damages and attorneys’ fees in certain cases. Also as noted in Item 1 above, the Federal Trade Commission (“FTC”) is investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition, through three acquisitions made in the period from 1996 through 1999 or by restricting price competition. The FTC could decide to commence administrative and possibly federal court proceedings for purposes of determining whether there has been a violation and might seek to impose a variety of remedies for any violation including injunctive relief, divestiture of assets and/or disgorgement of profits. The imposition of any of the above remedies could have a materially adverse impact on our business, financial condition and results of operations. In addition, regardless of the ultimate outcome in the above matters, we expect to incur significant expenses, including attorneys’ fees, in responding to and defending against issues raised in the above matters.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell unregistered securities during the period covered by this report.

The Company repurchased shares of its Common Stock under the Company’s stock repurchase program during the quarter ended November 30, 2009:

Period	Shares Purchased	Average Price Per Share	Shares Purchased to Date as Part of Publicly Announced Plan	Maximum # of Shares Available to Purchase Under the Plan
September 1-30, 2009	-	$-	8,878,356	2,496,644
October 1-31, 2009	-	$-	8,878,356	2,496,644
November 1-30, 2009	300,000	$18.44	9,178,356	2,196,644

The Company instituted a stock repurchase program in June 1998.  During the quarter ended August 31, 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program bringing the total authorized shares to 11,375,000.  As of November 30, 2009, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

ITEM 4.      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 12, 2009. The following is a summary of the matters voted on at that meeting:

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

Name	Votes For	Votes Withheld

James F. Clouser	65,273,317	534,407
Dr. Gioacchino DeChirico	63,605,712	2,202,012
Ralph A. Eatz	63,489,999	2,317,725
Dr. Paul V. Holland	65,225,482	582,242
Ronny B. Lancaster	65,275,720	532,004
Chris E. Perkins	65,275,601	532,123
Joseph E. Rosen	63,591,351	2,216,373

The shareholders also voted to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2010. The number of shares cast for and against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	65,666,664
Votes Against	69,372
Abstentions	71,688
Broker Non-votes	0

Finally, the shareholders voted to approve the amendment to the Amended and Restated Rights Agreement between the Company and Computershare Trust Company N.A. as rights agent.  The number of shares cast for and against, abstentions and broker non-votes, with respect to this matter, were as follows:

Votes For	35,129,519
Votes Against	24,300,664
Abstentions	11,708
Broker Non-votes	6,265,833

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

IMMUCOR, INC.
(Registrant)

Date: January 7, 2010	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: January 7, 2010	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Lawsuits (incorporated by reference to Exhibit 99.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on October 2, 2009).