Form 10-Q
period 2010-02-28
IMMUCOR INC
filed 2010-04-01
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2010
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
As of March 31, 2010: Common Stock, $0.10 Par Value – 69,883,974

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009

Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2010 (unaudited) and February 28, 2009 (unaudited)

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
for the period June 1, 2009 through February 28, 2010 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 (unaudited) and February 28, 2009 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

ITEM 1. Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	February 28, 2010	May 31, 2009
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$175,622	$136,461
Trade accounts receivable, net of allowance for doubtful accounts of $2,238 at
February 28, 2010 and $2,179 at May 31, 2009	61,670	57,017
Inventories	37,922	38,256
Deferred income tax assets, current portion	7,751	7,979
Prepaid expenses and other current assets	4,870	5,137
Total current assets	287,835	244,850

PROPERTY AND EQUIPMENT, Net	48,823	43,461
GOODWILL	95,008	97,255
INTANGIBLE ASSETS, Net	58,482	61,355
DEFERRED INCOME TAX ASSETS	4,164	3,638
OTHER ASSETS	571	781
Total assets	$494,883	$451,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,852	$9,344
Accrued expenses and other current liabilities	14,173	20,253
Income taxes payable	11,835	11,469
Deferred revenue, current portion	10,144	11,222
Total current liabilities	44,004	52,288

DEFERRED REVENUE	8,607	10,871
DEFERRED INCOME TAX LIABILITIES	1,117	1,272
OTHER LONG-TERM LIABILITIES	2,185	2,331
Total liabilities	55,913	66,762
COMMITMENTS AND CONTINGENCIES (Note 9)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding
69,881,314 and 70,456,522 shares at February 28, 2010 and May 31, 2009, respectively	6,988	7,046
Additional paid-in capital	34,985	42,012
Retained earnings	388,338	327,242
Accumulated other comprehensive income	8,659	8,278
Total shareholders' equity	438,970	384,578
Total liabilities and shareholders' equity	$494,883	$451,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009 (1)	2010	2009 (1)

NET SALES	$80,499	$75,309	$246,141	$221,506
COST OF SALES (exclusive of amortization shown separately below)	24,785	21,520	72,598	60,734
GROSS PROFIT	55,714	53,789	173,543	160,772

OPERATING EXPENSES:
Research and development	3,409	2,777	11,130	7,553
Selling and marketing	8,388	8,894	27,617	28,626
Distribution	3,579	3,309	10,805	10,326
General and administrative	8,399	8,440	25,907	23,816
Amortization expense	1,065	1,071	3,205	2,667
Total operating expenses	24,840	24,491	78,664	72,988

INCOME FROM OPERATIONS	30,874	29,298	94,879	87,784

NON-OPERATING INCOME (EXPENSE):
Interest income	56	427	340	1,808
Interest expense	(16)	(42)	(29)	(245)
Other, net	(521)	(312)	(539)	(1,964)
Total non-operating income (expense)	(481)	73	(228)	(401)

INCOME BEFORE INCOME TAXES	30,393	29,371	94,651	87,383
PROVISION FOR INCOME TAXES	10,332	9,914	33,555	30,632
NET INCOME	$20,061	$19,457	$61,096	$56,751

Earnings per share:
Per common share - basic	$0.29	$0.28	$0.87	$0.81
Per common share - diluted	$0.28	$0.27	$0.86	$0.80

(1) Certain prior year operating expenses have been reclassified to conform with current year presentation.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578
Shares issued under employee stock plan	84	8	261	-	-	269
Share-based compensation expense	-	-	4,164	-	-	4,164
Stock repurchases and retirements	(659)	(66)	(11,661)	-	-	(11,727)
Tax benefits related to share-based compensation	-	-	209	-	-	209
Comprehensive income:
Foreign currency translation adjustments	-	-	-	-	381	381
Net income	-	-	-	61,096	-	61,096
Total comprehensive income						61,477

BALANCE, FEBRUARY 28, 2010	69,881	$6,988	$34,985	$388,338	$8,659	$438,970

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	February 28,	February 28,
	2010	2009
OPERATING ACTIVITIES:
Net income	$61,096	$56,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,233	9,582
Loss on retirement of fixed assets	429	230
Provision for doubtful accounts	306	905
Share-based compensation expense	4,164	3,749
Deferred income taxes	(2,376)	1,453
Excess tax benefit from share-based compensation	(209)	(4,347)
Changes in operating assets and liabilities, net of effects from acquired companies:
Accounts receivable, trade	(5,764)	(8,689)
Income taxes	5,662	6,706
Inventories	(9,423)	(3,374)
Other assets	182	(4,730)
Accounts payable	(1,436)	1,338
Deferred revenue	(3,349)	(673)
Accrued expenses and other liabilities	(5,992)	(4,868)
Cash provided by operating activities	55,523	54,033

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,679)	(6,088)
Acquisition of businesses, net of cash acquired	-	(108,659)
Cash used in investing activities	(5,679)	(114,747)

FINANCING ACTIVITIES:
Repayments of long-term debt and liabilities	-	(213)
Repurchase of common stock	(11,727)	(5,644)
Proceeds from exercise of stock options	269	3,107
Excess tax benefit from share-based compensation	209	4,347
Cash provided by (used in) financing activities	(11,249)	1,597

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	566	(2,514)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,161	(61,631)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,461	175,056
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,622	$113,425

SUPPLEMENTAL INFORMATION:
Tax paid	$30,178	$22,481
Interest paid	-	37
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$-	$516
Movement from inventory to property and equipment of instruments placed on rental agreements	9,444	5,134

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

The accompanying condensed consolidated financial statements present results of operations for the three and nine months ended February 28, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2010, or any other period.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	February 28, 2010	May 31, 2009
	(in thousands)

Raw materials and supplies	$8,591	$8,506
Work in process	3,715	3,486
Finished goods	25,616	26,264
	$37,922	$38,256

3.	SHAREHOLDERS’ EQUITY

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

No repurchases were made during the three months ended February 28, 2010 and 2009.  During the nine months ended February 28, 2010, approximately 650,000 shares were repurchased in the open market under the 1998 repurchase plan for $11.6 million.  The Company repurchased 200,000 shares for $4.7 million during the nine months ended February 28, 2009.  Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of February 28, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

5.	SHARE-BASED COMPENSATION

Plan summary

During the first nine months of fiscal 2010, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of February 28, 2010, awards for 2,165,213 shares have been granted under the 2005 Plan and 1,434,787 shares are still available for future awards, of which a maximum of 1,361,173 can be awarded as restricted shares. The option exercise price is the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and nine months ended February 28, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Risk-free interest rate (1)	2.07%	1.80%	2.15%	3.19%
Expected volatility (2)	44.70%	42.80%	45.52%	42.23%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-	-

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.
Represents the period of time options are expected to remain outstanding.  As the Company has so far only awarded “plain vanilla options” as described by Accounting Standards Codification (“ASC”) 718-10-S99, “Compensation – Stock Compensation: Overall: SEC Materials”, the Company used the “simplified method” for determining the expected life of the options granted. The “simplified method” calculates expected term as the sum of the vesting term and the original contractual term divided by two. The Company will continue to use the “simplified method” until such time that it has sufficient historical data for options with six-year contractual terms to estimate the expected term of these share-based awards.

4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock option activity

The options granted under the 2005 Plan during the nine months ended February 28, 2010 have a six-year term with vesting of 25% at each anniversary of the issuance date; the restricted shares vest 20% at each anniversary of the issuance date.  The Company has not granted any option or share awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods.

The following is a summary of the changes in outstanding options for the nine months ended February 28, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2009	2,556,096	$18.26
Granted (2)	342,463	$16.82
Exercised (3)	(40,860)	$6.58
Forfeited	(95,727)	$25.85
Expired	(58,573)	$24.02
Outstanding at February 28, 2010	2,703,399	$17.86	3.9	$14,377

Exercisable at February 28, 2010	1,654,988	$14.10	3.5	$13,366

1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).

2)	The weighted-average grant-date fair value of share options granted during the first nine months of fiscal years 2010 and 2009 was $6.50 and $10.54, respectively.
3)	The total intrinsic value of share options exercised during the first nine months of fiscal years 2010 and 2009 was $0.5 million and $13.6 million, respectively.

As of February 28, 2010, there was $7.5 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through February 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.4 years.

Restricted stock activity

The following is a summary of the changes in nonvested restricted stock for the nine months ended February 28, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2009	141,190	$23.72
Granted	251,512	$16.27
Vested	(43,416)	$22.28
Forfeited	(20,948)	$17.28
Nonvested stock outstanding at February 28, 2010	328,338	$18.62

The total fair value of restricted shares vested was $1.0 million and $0.8 million during the nine months ended February 28, 2010 and 2009, respectively.

As of February 28, 2010, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.6 years.

6.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended February 28, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Net income	$20,061	$19,457	$61,096	$56,751
Net foreign currency translation adjustments	(5,306)	(1,084)	381	(12,433)
Comprehensive income	$14,755	$18,373	$61,477	$44,318

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with ASC 260, “Earnings per Share.” Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Numerator for basic and diluted earnings per share:
Net Income	$20,061	$19,457	$61,096	$56,751
Denominator:
For basic earnings per share
- weighted average shares basis	69,869	70,406	70,121	70,361
Effect of dilutive stock options and restricted stock	587	739	543	834
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,456	71,145	70,664	71,195

Earnings per common share – basic	$0.29	$0.28	$0.87	$0.81
Earnings per common share – diluted	$0.28	$0.27	$0.86	$0.80

The effect of 1,674,235 and 1,200,057 out-of-the-money options for the quarter ended February 28, 2010 and 2009, respectively, and 1,774,366 and 567,327 out-of-money options for the nine months ended February 28, 2010 and 2009, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

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

Segment information for the three and nine months ended February 28, 2010 and 2009 is summarized below (in thousands).

	For the Three Months Ended February 28, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$38,660	$7,286	$2,465	$2,099	$-	$50,510
Affiliates	1,028	1,173	49	-	(2,250)	-
Total	39,688	8,459	2,514	2,099	(2,250)	50,510
Capture revenues:
Unaffiliated customers	10,994	5,607	1,194	285	-	18,080
Affiliates	1,685	708	-	-	(2,393)	-
Total	12,679	6,315	1,194	285	(2,393)	18,080
Net instrument revenues:
Unaffiliated customers	6,614	3,033	562	68	-	10,277
Affiliates	1,150	1,052	-	-	(2,202)	-
Total	7,764	4,085	562	68	(2,202)	10,277
Net molecular immunohematology revenues:
Unaffiliated customers	965	667	-	-	-	1,632
Affiliates	389	-	-	-	(389)	-
Total	1,354	667	-	-	(389)	1,632

Net Sales	61,485	19,526	4,270	2,452	(7,234)	80,499

Income from operations	24,989	3,151	2,151	296	287	30,874

Depreciation	2,089	949	80	26	-	3,144
Amortization	1,004	40	-	21	-	1,065
Income tax expense	8,359	1,117	752	-	104	10,332
Capital expenditures	1,092	38	46	19	-	1,195

	For the Three Months Ended February 28, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$40,090	$6,433	$2,011	$2,094	$-	$50,628
Affiliates	1,157	1,069	45	-	(2,271)	-
Total	41,247	7,502	2,056	2,094	(2,271)	50,628
Capture revenues:
Unaffiliated customers	9,531	4,947	718	194	-	15,390
Affiliates	1,728	687	-	-	(2,415)	-
Total	11,259	5,634	718	194	(2,415)	15,390
Net instrument revenues:
Unaffiliated customers	5,719	1,980	407	320	-	8,426
Affiliates	1,608	2,373	-	-	(3,981)	-
Total	7,327	4,353	407	320	(3,981)	8,426
Net molecular immunohematology revenues:
Unaffiliated customers	865	-	-	-	-	865
Affiliates	156	-	-	-	(156)	-
Total	1,021	-	-	-	(156)	865

Net Sales	60,854	17,489	3,181	2,608	(8,823)	75,309

Income (loss) from operations	27,742	782	741	80	(47)	29,298

Depreciation	1,283	810	59	46	-	2,198
Amortization	989	62	-	20	-	1,071
Income tax (benefit) expense	9,294	343	293	-	(16)	9,914
Capital expenditures	795	1,462	221	8	-	2,486

	For the Nine Months Ended February 28, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$120,821	$22,237	$7,183	$6,349	$-	$156,590
Affiliates	3,450	3,665	185	-	(7,300)	-
Total	124,271	25,902	7,368	6,349	(7,300)	156,590
Capture revenues:
Unaffiliated customers	34,580	17,355	3,608	845	-	56,388
Affiliates	5,126	2,241	-	-	(7,367)	-
Total	39,706	19,596	3,608	845	(7,367)	56,388
Net instrument revenues:
Unaffiliated customers	18,666	8,773	1,699	456	-	29,594
Affiliates	3,783	4,297	-	-	(8,080)	-
Total	22,449	13,070	1,699	456	(8,080)	29,594
Net molecular immunohematology revenues:
Unaffiliated customers	2,376	1,193	-	-	-	3,569
Affiliates	876	-	-	-	(876)	-
Total	3,252	1,193	-	-	(876)	3,569

Net Sales	189,678	59,761	12,675	7,650	(23,623)	246,141

Income from operations	80,563	7,051	6,091	891	283	94,879

Depreciation	5,729	2,949	249	101	-	9,028
Amortization	3,019	125	-	61	-	3,205
Income tax expense	28,629	2,578	2,130	-	218	33,555
Capital expenditures	5,261	280	102	36	-	5,679
Property & equipment, net	36,057	10,911	1,619	236	-	48,823
Total assets at period end	569,537	74,524	29,779	19,642	(198,599)	494,883

	For the Nine Months Ended February 28, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$115,089	$19,248	$6,737	$6,055	$-	$147,129
Affiliates	3,852	3,183	236	-	(7,271)	-
Total	118,941	22,431	6,973	6,055	(7,271)	147,129
Capture revenues:
Unaffiliated customers	28,653	15,534	2,311	590	-	47,088
Affiliates	5,016	2,075	-	-	(7,091)	-
Total	33,669	17,609	2,311	590	(7,091)	47,088
Net instrument revenues:
Unaffiliated customers	17,063	6,896	1,189	466	-	25,614
Affiliates	4,051	5,468	-	-	(9,519)	-
Total	21,114	12,364	1,189	466	(9,519)	25,614
Net molecular immunohematology revenues:
Unaffiliated customers	1,675	-	-	-	-	1,675
Affiliates	156	-	-	-	(156)	-
Total	1,831	-	-	-	(156)	1,675

Net Sales	175,555	52,404	10,473	7,111	(24,037)	221,506

Income (loss) from operations	83,583	679	3,677	128	(283)	87,784

Depreciation	3,969	2,642	173	131	-	6,915
Amortization	2,395	216	-	56	-	2,667
Income tax (benefit) expense	28,273	1,028	1,416	-	(85)	30,632
Capital expenditures	2,329	3,207	526	26	-	6,088
Property & equipment, net	29,059	9,245	1,458	346	-	40,108
Total assets at period end	496,065	65,772	20,774	17,516	(182,584)	417,543

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

United States	$1,373	$1,359	$4,037	$3,613
Europe	1,466	971	4,831	3,760
Canada	387	306	1,558	1,303
Total net export sales	$3,226	$2,636	$10,426	$8,676

9.	COMMITMENTS AND CONTINGENCIES

In June 2009, the Company received a notice of intent to revoke its biologics license with respect to its Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products from the U.S. Food and Drug Administration (“FDA”). This administrative action was based on a January 2009 FDA inspection. At this time the Company cannot reasonably assess the timing or outcome of the administrative action or its effect, if any, on its business.

In April 2009, Immucor, Inc. received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring it to produce documents for the period beginning September 1, 2000 through the date of the subpoena, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. The Company has been cooperating with the DOJ and intends to continue cooperating. At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business
In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The Company has been cooperating with the FTC and intends to continue cooperating. At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

In lawsuits filed in the United States District Court for the Eastern District of Pennsylvania the plaintiffs assert claims under Section 1 of the Sherman Act against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. The Company intends to vigorously defend itself against this litigation. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In a lawsuit filed in the United States District Court for the Northern District of Georgia, litigation named In re Immucor, Inc. Securities Litigation, against the Company and nine of its current and former directors and officers, plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company intends to vigorously defend itself against this litigation. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, as filed with the SEC on July 24, 2009, we are not currently subject to any additional material legal or regulatory proceedings, nor, to our knowledge, is any material legal or regulatory proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. Upon adoption, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 during the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The update provides guidance for using fair value to measure assets and liabilities, and also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  This update applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and liabilities, this update is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for the financial assets and liabilities in fiscal 2009 and adoption did not have a material impact on the Company’s results of operations or financial position.  For nonfinancial assets and liabilities, this update is effective for fiscal years beginning after November 15, 2008. The adoption of provisions of the update to ASC 820 for nonfinancial assets and liabilities during the first quarter of fiscal 2010 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an update to ASC 805, “Business Combinations” (“ASC 805”). This update significantly changes the financial accounting and reporting of business combination transactions. The update also establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The update to ASC 805 is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The adoption of the update to ASC 805 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB established ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855 is interim or annual financial periods ending after June 15, 2009.   This codification topic does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. ASC 855 applies to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported. ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued. ASC 855 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.  Topic 855 was updated by FASB ASU 2010-09.  Further discussion of related accounting treatment is noted below.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which is an amendment of ASC 820-10, “Fair Value Measurements and Disclosures: Overall.” ASU 2009-05 provides clarification for circumstances where a quoted price in an active market for the identical liability is not available.  In that situation, entities are required to measure fair value in one or more of the following techniques:

1) A valuation technique that uses
a. The quoted price of the identical liability when traded as an asset
b. Quoted prices for similar liabilities or similar liabilities when traded as an asset
2) Another valuation technique that is consistent with the principles of ASC 820, such as an income approach or a market approach.

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

In February 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The adoption of the provisions of ASC 2010-09 during the third quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning.  We sometimes use forward-looking statements in discussions of our business, for example, when discussing future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Some of the statements in this report are such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: the outcome of the administrative action (“notice of intent to revoke our biological license”) received from the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; lower than expected demand for the Company’s instruments, including the new Galileo Neo; the decision of customers to defer capital spending; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the failure of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of the Galileo Neo as well as our molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the inability of the Company’s Japanese and French subsidiaries as well as our molecular immunohematology operations to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigations by the Department of Justice and the Federal Trade Commission, and the related customer and shareholder lawsuits; the Company’s inability to protect its intellectual property, particularly as to the molecular immunohematology products, or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 as filed with the SEC on July 24, 2009 as such risk factors may be revised or expanded in this report.

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

Our strategy is to drive automation in the blood bank with the goal of improving the blood bank’s operations as well as patient safety. We have introduced several instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. All of our instrumentation uses Capture® technology, our proprietary reagents.

In June 2007, we received FDA clearance to market our Galileo Echo® (“Echo”) instrument. The Echo is a compact bench top, fully-automated walk-away instrument that meets the needs of the small- to medium-sized hospital market as well as integrated delivery networks that want to standardize the operations of their blood banks. The Echo offers an extensive test menu and significant labor reduction while increasing productivity and patient safety.

During February 2010, we launched our fourth generation automated instrument, the Galileo Neo™ (“Neo”), in Europe and distributor markets after receiving CE (Conformité Européenne) Mark approval in the European Union. We also received regulatory approval from the Japanese Ministry of Health, Labor and Welfare for the Neo during our third fiscal quarter. In early January 2010, we submitted the 510(k) for the Neo to the FDA and are currently waiting for marketing clearance for the U.S. market.

The Neo is our new high volume instrument, replacing our existing Galileo® instrument. The Neo is designed to increase productivity, performance and flexibility of high-volume laboratories. We believe it delivers the highest type-and-screen throughput available, a comprehensive process control strategy for trustworthy test results and a dynamic scheduler with new STAT priority functionality.

In August 2008, we invested in what we believe will be the future of the blood bank – molecular immunohematology – with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray pioneered the development of DNA typing of blood for transfusion. With the goal of improving transfusion medicine, we believe that molecular immunohematology will revolutionize blood bank operations. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, our technology allows for testing to prevent alloimmunization for better patient care. We are currently working on the next generation automated instrument to allow for the further commercialization of our molecular immunohematology technology. Our current timeline is to have a research use only instrument available in the first half of calendar 2011.

Recent Developments

Two significant recent developments are the acquisition of BioArray and the development of the next generation automated instrument to facilitate the full scale commercialization of our acquired molecular immunohematology offering, which are discussed above under “Our Business.” The following discusses other recent developments in our business.

Continued market penetration of the Echo instrument – We launched the Echo in the first quarter of fiscal 2008. The Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. The Echo is targeted at the small- to medium-sized hospital market, the largest segment of our market, numbering approximately 6,000 worldwide. We believe continued market penetration of Echo will be a growth driver for the Company.

Introduction of the Neo – We have developed a new high volume instrument named the Neo, which is our fourth generation automated instrument. The Neo replaces our existing Galileo high volume instrument. We believe the Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, is approaching its natural replacement cycle of 5-7 years. The Neo, like the Galileo, will be targeted at large hospitals, donor centers and reference laboratories with high volume as well as blood banks with the need for extensive testing menus. During our third fiscal quarter of 2010, we received regulatory approval for the Neo in Japan and in Europe and received 11 orders for the Neo in the European and distributor markets. In January, we submitted our 510(k) for the Neo with the FDA and are currently waiting for marketing clearance for the U.S. market.

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow up to a warning letter that we had received in May 2008. We had been working on a remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up January 2009 inspection. In early calendar 2009 (during our fiscal third quarter), we formalized efforts to improve our quality system through the Quality Process Improvement Project, which is discussed in further detail below. In response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the remediation portion of the Project.

Completion of Remediation Portion of Quality Process Improvement Project – During our third fiscal quarter of 2009, we formalized our efforts to improve the processes and procedures of our quality department by establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project was designed as a two-pronged approach. The first prong focused on remediation efforts addressing the deficiencies noted by the FDA in their June 2009 administrative action as well as other high risk compliance areas.  The second prong of the Project is focused on building a world-class quality system. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. Total life-to-date Project costs were approximately $8.3 million with $2.4 million incurred during fiscal 2009 and $5.9 million incurred to date in fiscal 2010, including approximately $1.8 million spent on the Project during the third fiscal quarter of 2010. The Project expenses primarily represent the cost of external consultants who assisted us with the Project and have been reflected in cost of goods sold in our financial statements. The Project remediation efforts provide the foundation for the longer term goal of the Project, which is to build a world-class quality system.  We will continue to work to ensure we have a world-class quality system for the future.  Future Project costs are not expected to be material.

The U.S. Department of Justice Subpoena – In April 2009, we announced that we had received a subpoena from the U.S. Department of Justice, Antitrust Division related to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. The subpoena requires us to produce documents for the period beginning September 1, 2000 through the date of the subpoena. We are cooperating fully with the Department of Justice.

Lawsuits – Since May 2009, we have become involved in certain antitrust lawsuits pending in the United States District Court for the Eastern District of Pennsylvania, and a federal securities law class action pending in the United States District Court for the Northern District of Georgia. These lawsuits are in the preliminary stages.  See Part II, Item 1. Legal Proceedings below.

Performance

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2010	2009	Amount	%	2010	2009	Amount	%
	($ in thousands)				($ in thousands)
Net sales	$80,499	$75,309	$5,190	7%	$246,141	$221,506	$24,635	11%
Gross margin	55,714	53,789	1,925	4%	173,543	160,772	12,771	8%
Gross margin percentage	69.2%	71.4%			70.5%	72.6%
Operating expenses	24,840	24,491	349	1%	78,664	72,988	5,676	8%
Income from operations	30,874	29,298	1,576	5%	94,879	87,784	7,095	8%
Non-operating income	(481)	73	(554)	-759%	(228)	(401)	173	-43%
Income before income tax	30,393	29,371	1,022	3%	94,651	87,383	7,268	8%
Provision for income tax	10,332	9,914	418	4%	33,555	30,632	2,923	10%
Net income	$20,061	$19,457	$604	3%	$61,096	$56,751	$4,345	8%

Earnings per share:
Per common share - basic	$0.29	$0.28	$0.01	4%	$0.87	$0.81	$0.06	7%
Per common share - diluted	$0.28	$0.27	$0.01	4%	$0.86	$0.80	$0.06	7%

During the three months ended February 28, 2010, revenue increased by approximately $5.2 million or approximately 7% compared with revenue in the prior year quarter. This increase was primarily attributable to approximately $3.1 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $0.3 million from volume contributions, which included incremental revenue from instrument placements. Volume was negatively impacted in the current year quarter compared with the third quarter of fiscal 2009 due to fewer ship cycles and sales mix for reagents. Additionally, revenue was favorably impacted by approximately $1.8 million from fluctuations in foreign currency exchange rates.

During the nine months ended February 28, 2010, revenue increased by approximately $24.6 million or approximately 11% compared with revenue in the prior year. This increase was primarily attributable to approximately $14.7 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $7.9 million from volume contributions, which included incremental revenue from instrument placements. Additionally, revenue was favorably impacted by approximately $2.0 million from fluctuations in foreign currency exchange rates.

For the third quarter of fiscal 2010, our consolidated gross margin decreased to 69.2% from 71.4% achieved in the third quarter of fiscal 2009, primarily due to costs related to our Quality Process Improvement Project, which were reflected in cost of sales. Current quarter gross margin included expenses of approximately $1.8 million related to the Quality Process Improvement Project compared with expenses of approximately $0.6 million in the prior year quarter. Operating expenses increased approximately 1% over the prior year quarter, primarily due to increased research and development expenses related to the development of the next generation automated instrument for molecular immunohematology. Net income increased approximately 3% in the third quarter of fiscal 2010 over the prior year quarter.

For the first nine months of fiscal 2010, our consolidated gross margin decreased to 70.5% from 72.6% achieved in the first nine months of fiscal 2009, primarily due to costs related to our Quality Process Improvement Project, which were reflected in cost of sales. Current year gross margins included expenses of approximately $5.9 million related to the Company’s Quality Process Improvement Project compared with expenses of approximately $0.6 million in the prior year. Operating expenses increased approximately 8% over the prior year period primarily due to recognizing a full nine months of BioArray expenses, which was acquired on August 4, 2008, and costs associated with the development of the next generation automated instrument for molecular immunohematology. Net income increased approximately 8% in the first nine months of fiscal 2010 over the prior year period.

On a year-to-date basis in fiscal 2010, we received 188 orders worldwide for our medium- to low-volume instrument, the Echo, (an increase of 71 orders in the third quarter of fiscal 2010), including 64 in the rest of the world, including distributors, and 124 in the U.S. and Canada. For our high volume instruments, the Galileo and the Neo, we received 65 orders worldwide on a year-to-date basis in fiscal 2010 (an increase of 24 orders in the third quarter of fiscal 2010), including 64 in the rest of the world, including distributors, and 1 in the U.S. and Canada. As of February 28, 2010, we had an instrument backlog of 219 Echos and 35 Galileo/Neos. This backlog represents orders where either the instruments have not been installed or the customer validation process has not been completed so the instruments were not generating recurring revenue at the expected annualized run rate at the end of the fiscal third quarter.

Results of Operations

Net Sales

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2010	2009	Amount	%	2010	2009	Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$50,510	$50,628	$(118)	0%	$156,590	$147,129	$9,461	6%
Capture products	18,080	15,390	2,690	17%	56,388	47,088	9,300	20%
Instruments	10,277	8,426	1,851	22%	29,594	25,614	3,980	16%
Molecular immunohematology	1,632	865	767	89%	3,569	1,675	1,894	113%
	$80,499	$75,309	$5,190	7%	$246,141	$221,506	$24,635	11%

Traditional reagent revenue was essentially flat when comparing the three months ended February 28, 2010 with revenue recognized in the prior period. The current year quarter had fewer ship cycles for traditional reagent red cell products than the prior year quarter, which negatively impacted revenue. Additionally, revenue was negatively impacted in the current year quarter due to sales mix. For the first nine months of fiscal 2010, traditional reagent revenue increased by approximately 6% compared with revenue earned in the first nine months of fiscal 2009. Revenue benefited from both price and volume contributions in the current year period. Traditional reagent sales, which accounted for more than 60% of total revenue in the current year periods, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents, which are used on our instruments, and decreased sales of our traditional reagents to a lesser extent.

Capture revenue increased by approximately 17% and 20% during the three and nine months ended February 28, 2010, respectively, compared with revenue earned in the corresponding periods of fiscal 2009. Revenue increased in the current year periods primarily from volume contribution. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Instrument revenue increased by approximately 22% and 16% during the three and nine months ended February 28, 2010, respectively, compared with instrument revenue earned in the corresponding periods of fiscal 2009. Revenue increased in the current year periods primarily due to increased instrument placements. Historically, revenue from instrument sales in the United States has been recognized over the life of the underlying reagent contract when the reagent contract includes a price guarantee. We continued to have a significant proportion of instruments that were acquired as rentals in the current year quarter, which resulted in revenue being recognized over the term of the contract as earned, versus deferred and amortized as in the case of the instrument being sold. In the third fiscal quarter of 2010, approximately $2.3 million of deferred revenue was recognized from previously placed instruments compared to $2.1 million recognized in the prior year quarter. We deferred approximately $1.6 million of instrument revenues related to instrument placements in the current year quarter, compared to $2.1 million in the prior year quarter. In the first nine months of fiscal 2010, approximately $6.7 million of deferred revenue was recognized from previously placed instruments compared to $7.8 million recognized in the prior year period. We deferred approximately $3.4 million of instrument revenues related to instrument placements in the current year period, compared to $6.8 million in the prior year period. As of February 28, 2010 and 2009, deferred instrument and service revenues totaled approximately $18.7 million and $23.2 million, respectively. The decrease in the deferred revenue balances discussed above is due to the increase in rentals as an acquisition option.

Molecular immunohematology revenue was $1.6 million in the third quarter of fiscal 2010 compared with $0.9 million in the prior year quarter. For the first nine months of fiscal 2010, molecular immunohematology revenue was $3.6 million compared with $1.7 million in the prior year period. The revenue increase of $0.8 million and $1.9 million for the three and nine month periods, respectively, is primarily due to the introduction of our molecular offering to markets outside the U.S. Our molecular immunohematology products are a result of our August 4, 2008 BioArray acquisition.

Gross Margins (1)

	Three Months Ended
	February 28,		February 28,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$39,084	77.4%	$39,530	78.1%	$(446)
Capture products (1)	14,496	80.2%	12,927	84.0%	1,569
Instruments (1)	1,614	15.7%	1,024	12.2%	590
Molecular immunohematology (1)	520	31.9%	308	35.6%	212
	$55,714	69.2%	$53,789	71.4%	$1,925

	Nine Months Ended
	February 28,		February 28,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$120,165	76.7%	$116,469	79.2%	$3,696
Capture products (1)	46,061	81.7%	40,071	85.1%	5,990
Instruments (1)	6,794	23.0%	3,631	14.2%	3,163
Molecular immunohematology (1)	523	14.7%	601	35.9%	(78)
	$173,543	70.5%	$160,772	72.6%	$12,771

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended February 28, 2010, gross margins on traditional reagents decreased to 77.4% from 78.1% in the prior year quarter, primarily due to costs related to our Quality Process Improvement Project. Current quarter gross margin included expenses of approximately $1.8 million related to the Project compared with expenses of approximately $0.6 million in the prior year quarter. These costs were reflected in traditional reagent cost of sales.

On a year-to-date basis for the nine months ended February 28, 2010, gross margins on traditional reagents decreased to 76.7% from 79.2% in the prior year period primarily due to costs related to our Quality Process Improvement Project. Current year gross margin included expenses of approximately $5.9 million related to the Project compared with expenses of approximately $0.6 million in the prior year.

For the three months ended February 28, 2010, Capture product gross margins decreased to 80.2% from 84.0% in the prior year quarter. On a year-to-date basis in fiscal 2010, Capture product gross margins decreased to 81.7% from 85.1% in the prior year period. Gross margin decreased in both the three-month and nine-month periods primarily due to manufacturing variances.

For the three and nine months ended February 28, 2010, gross margins on instruments were 15.7% and 23.0%, respectively, compared with 12.2% and 14.2%, respectively, for the corresponding periods of fiscal 2009. The gross margin improvement in both current year periods was primarily due to sales mix. In the current year periods, more instruments were rented (versus sold) as compared to the prior year periods. Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. Additionally, current year margins benefited from the recognition of revenue deferred from prior periods with approximately $2.3 million of deferred revenue recognized in the third quarter of fiscal 2010 and approximately $6.7 million of deferred revenue recognized on a year-to-date basis in fiscal 2010.

Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2010	2009 (1)	Amount	%	2010	2009 (1)	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$3,409	$2,777	$632	23%	$11,130	$7,553	$3,577	47%
Selling and marketing	8,388	8,894	(506)	-6%	27,617	28,626	(1,009)	-4%
Distribution	3,579	3,309	270	8%	10,805	10,326	479	5%
General and administrative	8,399	8,440	(41)	0%	25,907	23,816	2,091	9%
Amortization expense	1,065	1,071	(6)	-1%	3,205	2,667	538	20%
Total operating expenses	$24,840	$24,491	$349	1%	$78,664	$72,988	$5,676	8%

(1) Certain prior year operating expenses have been reclassified to conform with current year presentation.

Research and development expenses for the three and nine months ended February 28, 2010 increased by approximately $0.6 million and $3.6 million, respectively, compared with the prior year periods. The current year quarter increase is primarily attributable to expenses related to the next generation automated instrument for molecular immunohematology. The year-to-date increase is attributable to expenses related to the next generation molecular immunohematology instrument as well as recognizing a full nine months of BioArray expenses, which was acquired on August 4, 2008.

Selling and marketing expenses for the three and nine months ended February 28, 2010 decreased approximately $0.5 million and $1.0 million, respectively, compared with the prior year periods. The decrease is primarily due to lower salary expenses in the current year quarter and primarily due to lower marketing expenses and lower sales commissions on a year-to-date basis in fiscal 2010.

Distribution expenses for the three and nine months ended February 28, 2010 increased approximately $0.3 million and $0.5 million, respectively, compared with the prior year periods.

General and administrative expenses for the three months ended February 28, 2010 were generally in line with the prior year period. General and administrative expenses for the nine months ended February 28, 2010 increased by approximately $2.1 million compared with the prior year period primarily due to increased legal fees and the addition of BioArray. Legal expenses related to the DOJ investigation and the related lawsuits were approximately $0.5 million in the third quarter of fiscal 2010 and approximately $2.7 million on a year-to-date basis in fiscal 2010.

Amortization expense for the third fiscal quarter of 2010 was generally in line with the prior year quarter. Amortization expense on a year-to-date basis in fiscal 2010 increased by approximately $0.5 million compared with the prior year period primarily due to recognizing a full nine months of amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray.

Non-Operating Income

	Three Months Ended			Nine Months Ended
	February 28,	February 28,	Change	February 28,	February 28,	Change
	2010	2009	Amount	2010	2009	Amount
	($ in thousands)			($ in thousands)
Non-operating income (expense)	$(481)	$73	$(554)	$(228)	$(401)	$173

Non-operating income decreased by approximately $0.6 million for the three months ended February 28, 2010 compared with the prior year period primarily due to lower interest income due to lower interest rates. Non-operating income increased by approximately $0.2 million for the nine months ended February 28, 2010 compared with the prior year period primarily due to prior year foreign exchange losses that did not recur in the current year offset by lower interest income.

Income Taxes

The provision for income taxes increased $0.4 million for the three months ended February 28, 2010 and increased $2.9 million on a year-to-date basis compared with the corresponding period in fiscal 2009 primarily due to changes in pre-tax income. The effective income tax rate was 34.0% and 35.5% in the three-month and nine-month periods ended February 28, 2010, respectively, compared with 33.8% and 35.1% in the three-month and nine-month periods ended February 28, 2009, respectively.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options for federal and state income tax purposes, we realized excess income tax benefits of approximately $0.2 million and $4.3 million in the nine-month periods ended February 28, 2010 and 2009, respectively.  The exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of ASC 718, which required compensation expense arising from share-based payments to be recognized in the income statement for financial reporting purposes.  Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Liquidity and Capital Resources

	For the Nine Months Ended
	February 28, 2010	February 28, 2009
	(in thousands)
Net cash provided by operating activities	$55,523	$54,033
Net cash used in investing activities	(5,679)	(114,747)
Net cash provided by (used in) financing activities	(11,249)	1,597
Effect of exchange rate changes on cash and cash equivalents	566	(2,514)
Increase (decrease) in cash and cash equivalents	$39,161	$(61,631)

Our cash and cash equivalents were $175.6 million at February 28, 2010, as compared with $136.5 million at May 31, 2009.  The increase in our cash position primarily resulted from operating cash flow in the first nine months of fiscal 2010.

Operating Activities – Net cash generated by operating activities was $55.5 million for the nine months ended February 28, 2010, compared with $54.0 million generated in the nine months ended February 28, 2009. The year-over-year increase was primarily due to increased profitability offset by an increase in working capital.

Investing Activities – For the first nine months of fiscal 2010, $5.7 million of net cash was used in investing activities compared with $114.7 million in the corresponding period of the prior year. During fiscal 2009, we paid $108.7 million for the acquisitions of BioArray and our U.K. distributor. For the purchase of property and equipment, we spent $5.7 million in the current year period compared with $6.1 million spent in the prior year period.

Financing Activities – Net cash used in financing activities was $11.2 million during the first nine months of fiscal 2010, compared with net cash provided by financing activities of $1.6 million in the corresponding period of the prior year. For the repurchase of shares of our common stock, we spent $11.6 million in the current year compared with $4.7 million spent in the corresponding period of the prior fiscal year. During the current year period, we had a cash outflow of $0.2 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $1.0 million in the prior year period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. During the first nine months of fiscal 2010, we received $0.3 million cash from the exercise of employee stock options compared with $3.1 million in the same period of the prior year. We received $0.2 million and $4.3 million of excess tax benefits from the exercise of nonqualified employee stock options for the nine months ended February 28, 2010 and 2009, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the nine months ended February 28, 2010, 650,000 shares were repurchased in the open market under the 1998 repurchase plan for $11.6 million.  The Company repurchased 200,000 shares for $4.7 million during the nine months ended February 28, 2009.  Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of February 28, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

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

●	Reagent sales
Revenue from the sale of our reagents to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.  Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

●	Medical instrument sales
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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 28, 2010, totaling $61.7 million, and at May 31, 2009, totaling $57.0 million, are net of allowances for doubtful accounts of $2.2 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during the third quarter of fiscal 2010.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings

Since the filing on January 7, 2010 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009:

●	there have been no material developments concerning the investigations of the Company by the United States Department of Justice or the Federal Trade Commission.

●
the United States District Court for the Eastern District of Pennsylvania consolidated for pretrial purposes the lawsuits against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc., which asserted claims under Section 1 of the Sherman Act. These cases are identified in Exhibit 99.1, which is hereby incorporated herein by reference.  There have been no other material developments in these cases.

●
the class action lawsuit filed in August 2009 in the United States District Court for the Eastern District of Pennsylvania against the Company and ten of its current and former directors and officers alleging certain violations of the Securities Exchange Act of 1934 (Schlenker v. Immucor, Inc., et al., Civil Action No. 2:09-CV-04297-JD (E.D. Pa.)) was transferred to the United States District Court for the Northern District of Georgia and subsequently dismissed without prejudice.  That court has appointed the Colleges of Applied Arts and Technology Pension Plan as lead plaintiff for the remaining action (City of Pontiac General Employees’ Retirement System v. Immucor, Inc., et al., Civil Action No. 1:09-CV-2351-TWT (N.D. Ga.)), which is now styled In re Immucor, Inc. Securities Litigation.  There have been no other material developments in these cases.

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

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. There has been a new market entrant to the U.S. market in the past few years and other companies have expressed interest in entering our portion of the pre-transfusion testing market. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

Changes in government policy could increase the cost of doing business.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the recently adopted healthcare reform bill.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2010 the Company did not sell any unregistered securities and did not repurchase any shares of its common stock under its stock repurchase program.

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

IMMUCOR, INC. (Registrant)

Date: April 1, 2010	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: April 1, 2010	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.