Form 10-K
period 2010-05-31
IMMUCOR INC
filed 2010-07-23
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,280,626,276, based upon the closing price on The Nasdaq Stock Market on that date.  For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of June 30, 2010, there were 69,979,036 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

PART I

FORWARD – LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based upon current expectations and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We intend that such statements be protected by the safe harbor created thereby. The risks and uncertainties are detailed from time to time in reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K.

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

Item 1. — Business.

Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems that detect and identify certain properties of the cell and serum components of human blood for the purpose of blood transfusion. Our offerings are targeted at hospitals, donor centers and reference laboratories.

Industry

We are part of the blood banking industry, which generally seeks to prevent transfusion reactions through the testing of blood and blood components prior to transfusion. In the United States (U.S.), the Food and Drug Administration (“FDA”) regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the blood banking industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of these purposes, and the products themselves, to be registered or licensed by the FDA. (See “Regulation” for further discussion.)

The principal components of blood are red cells (the cellular portion) and plasma (the fluid portion).  Attached to the exterior of red cells are antigens, which determine the blood group (A, B, AB or O) and type (Rh positive or Rh negative) of an individual’s blood. Plasma contains many different kinds of proteins, including antibodies that are produced by the body in response to foreign substances, such as foreign red cell antigens introduced in a transfusion. In its normal state, a patient’s blood does not contain antibodies that will react with its own red cell antigens. However, if foreign antigens are introduced into the patient’s blood in a transfusion, the patient’s body will produce antibodies to combat those foreign antigens.

Because of the potential reaction of antigens and antibodies, it is crucial that healthcare providers correctly identify the antigens and antibodies present in patient blood and donor blood before a transfusion. If a donor’s red cells contain antigens that are recognized by antibodies in the patient’s plasma, the transfused red cells could be destroyed in a potentially life-threatening reaction. Also, if foreign antigens from donor red cells are introduced into a patient’s blood through a transfusion, the patient’s body can produce new antibodies to the foreign antigens.  The production of these new antibodies, known as alloimmunization, can complicate future transfusions.

Because of the critical importance of matching patient and donor blood, highly skilled and educated technologists in hospitals, donor centers and reference laboratories generally perform procedures for testing compatibility. At present, many customers perform these tests manually in the U.S., making blood testing laboratories much more labor intensive than other types of testing laboratories. In our direct markets outside of the U.S., a significant portion of the customers are performing these tests with automation.

We estimate the worldwide blood banking reagent and instrument market at approximately $1.2 billion. The markets in which we have a direct distribution presence, the U.S., Canada, Western Europe and Japan, represent most of the addressable market today. We sell through distributors in other international markets.

Strategy and Long-Term Growth Drivers

Strategy

Our strategy is to drive automation in the blood bank. We began our automation strategy in 1998 with the goal of improving the operations of the blood bank as well as patient safety. Through our innovation, we believe that our instruments are among the most functionally rich instrumentation available on the market.

We believe our customers, whether a hospital, a donor center or a reference laboratory, benefit from automation. Automation can allow customers to reduce headcount as well as overtime in the blood bank, which can be a benefit given the current shortage of qualified blood bank technologists. We also believe that automation can improve patient safety, can increase operational efficiency and, for customers such as integrated delivery networks with multiple blood banks, can permit the standardization of best practices. For Immucor, automation allows us to gain market share and secure a long-term, contractual relationship with our customers.

We continually innovate to ensure our automation offerings are competitive. We offer two fully automated instruments for serology testing – NEO™ and Echo® – to meet the different needs of our customers depending upon the volume in their laboratory and the complexity of the testing required.

In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument, NEO. Targeted at large hospitals, donor centers and reference laboratories, NEO replaces our previous high volume instrument, Galileo®, and due to added functionality, we believe NEO is a more attractive instrument for the hospital market. NEO delivers the market’s highest type-and-screen throughput and broadest test menu as well as new STAT priority functionality for improved workflow. During February 2010, NEO received CE (Conformité Européenne) Mark approval in the European Union and in April 2010 NEO received FDA clearance in the U.S.

Launched worldwide in 2007, Echo, our third generation automated instrument, is targeted at the market segment that is the least automated in the U.S. – small- to medium-sized hospitals. Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry.

In August 2008, we invested in what we believe will be the future of the blood bank – molecular immunohematology – with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray pioneered the development of DNA typing of blood for transfusion. With the goal of improving transfusion medicine, we believe that molecular immunohematology will revolutionize blood bank operations. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, our molecular technology allows testing to prevent alloimmunization for better patient care. We are currently working on the next generation instrument, which we believe will allow for the further commercialization of our molecular immunohematology technology. Our current plan is to have a Research Use Only instrument available in the first half of calendar 2011.

Long-Term Growth Drivers

Our long-term growth drivers revolve around our automation strategy. We believe innovative instrumentation is the key to improving blood bank operations and patient safety, as well as increasing our market share around the world. In implementing our automation strategy, we are focused on the following:

i)
Product Innovations – We believe innovation is an important part of our strategy. We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. In fiscal 2010, we introduced our fourth generation automated instrument for serology testing, NEO. We are currently developing new serology reagent tests for use on our automated instruments as well as in a manual testing environment to further improve transfusion medicine. As noted above, in the new field of molecular immunohematology, we are currently developing the next generation automated instrument for the DNA typing of blood for the purpose of transfusion, which we believe will be the future of blood bank operations.

ii)
Instrument Placements – We believe that instrument placements are the most effective way to gain market share as there are tangible benefits in terms of gaining operational efficiencies and improving patient safety for customers automating their blood bank or upgrading their current instrumentation. We continually innovate to ensure our automation offerings are competitive and believe that our “Scalable Solutions” meet the needs of blood banks, regardless of size. Our serology instruments are “closed systems,” using our proprietary Capture® reagents as well as certain traditional reagents. Our goal in placing instruments is to secure a long-term, contractual relationship with the customer for reagents. Each instrument placed typically provides us with a recurring revenue stream through the sale of reagents and supplies.

iii)
International Growth – Outside of the U.S., we have direct distribution operations in Canada, Western Europe and Japan as well as a network of distributors in other parts of the world. We made investments in the United Kingdom and France during fiscal 2009 to sell directly to the end users (e.g. hospitals), although we had a previous presence in those markets through distributor arrangements. As of May 31, 2010, approximately 30% of our sales were from outside the United States. We believe that our innovative automation offering and our proprietary and traditional reagent lines for serology as well as our new molecular immunohematology offering (discussed below) will enable us to continue to grow our market share outside the U.S.

iv)
Standardize Pricing and Promote Customer Loyalty – We continue to follow our pricing strategy of having customers adhere to standardized pricing tiers. We also continue to offer a Customer Loyalty Program, which allows customers to achieve more favorable pricing through commitment to Immucor as a primary vendor. We expect these and other pricing adjustments to continue to have a favorable impact on our financial performance in the near term.

v)
Molecular Immunohematology – We believe that our acquisition of BioArray provides new, strategic growth markets for us, both in our current market of transfusion medicine through an offering complementary to our current serology product offerings as well as in potential new markets. We are currently working on the next generation molecular immunohematology instrument, which we believe will help us further commercialize this innovative technology. Our current plan is to have a Research Use Only instrument available in the first half of calendar 2011. We believe that bringing the DNA typing of blood for transfusion to the blood bank will revolutionize transfusion medicine. We believe that we are in the forefront of this field.

Traditional Serology Reagents

A reagent is a substance that is added during a test in order to bring about a reaction. The resulting reaction is used to confirm the presence of another substance. Our reagents are used to identify different properties of blood for the purpose of transfusion.

Most of our current reagent products are used in tests to i) identify the blood group (A, B, AB, O) and type (Rh positive or negative) ii) to detect and identify red cell antibodies or red cell antigens, iii) to detect and identify platelet antibodies and iv) to determine blood compatibility (crossmatch). The FDA requires the accurate testing of blood and blood components for the purpose of transfusion, using only reagents that have been licensed or cleared by the FDA.

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

We estimate that approximately 60% of customers in the U.S. perform testing on a manual basis without the use of an automated instrument. These customers are primarily in the small- to medium-hospital segment of the market. In the high volume segment of the U.S. market (large hospitals, donor centers and reference laboratories) and in our international direct markets, a significant portion of the customers are automated.

Traditional reagents accounted for approximately 63% of our revenue in fiscal 2010. We believe there is a slight amount of seasonality in our reagent business as fewer donations and elective surgical procedures are performed in our first fiscal quarter (June-August).

Proprietary Technology Platforms

Solid Phase Technology

Our serology instruments use both our proprietary solid phase technology, marketed under the name Capture, as well as certain manual reagents to perform tests. In our proprietary solid phase blood test system, red cell or platelet antigens are bound to a microtitration plate as a solid support (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In this testing system, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. In a positive reaction, antibodies in the test sample are captured by the indicator cells and adhere to the bottom of the test well as a thin layer. In a negative reaction, there is no antibody attached to the indicator cells and they settle to the bottom of the test well as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology (manual method). Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques. We have FDA approval or clearance for the Capture-P products for platelet testing, the Capture-R products for red cell testing, and one infectious disease test, Capture-CMV (acute cytomegalovirus).

Molecular Immunohematology Technology

Our molecular immunohematology technology, which was obtained in August 2008 through our acquisition of BioArray, is marketed as the BeadChip™ system. BioArray developed a novel and flexible technology platform that allows for a variety of multiplex DNA-based testing, combining DNA amplification (PCR) with BeadChip detection and data analysis software. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analyses. Current BeadChip kits include Multiplex Human Erythrocyte Antigen (HEA) and Human Platelet Antigen (HPA). In late fiscal 2010, we received CE Mark approval for our HPA product as well as our current instrument (see below). In June 2010, subsequent to our fiscal 2010 year end, we received CE Mark approval for our HEA product. The BeadChip system is currently available for Research Use Only in the U.S.

Instruments and Instrument Systems

We offer customers a selection of automated analyzers, marketed as “Scalable Solutions,” which address the various needs of low, medium, and high-volume testing facilities. While we design and own the rights to our instruments, we contract with third-party manufacturers for their production.

Serology

NEO – Targeted at donor centers, large-volume hospitals and reference laboratories, NEO provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT) and antibody identification. Launched in Europe in February 2010 and cleared for marketing in the U.S. in late April 2010, NEO is our fourth generation automated instrument. It replaces our previous high volume instrument, Galileo, which was launched in Europe in 2002 and in the U.S. in 2004. We believe Galileo is entering its natural replacement cycle (approximately five to seven years). In addition to opportunities in the Galileo installed base, we believe there is also opportunity to expand our automated footprint in the hospital market because of NEO’s added functionality, including STAT functionality, a faster turnaround time and improved reliability. A high throughput instrument, NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour.  NEO uses our proprietary Capture reagent products as well as certain traditional reagents. We believe that NEO has the highest type and screen throughput available in the global market.

ECHO – Launched worldwide in 2007, Echo is targeted at small- to medium-sized hospitals as well as at integrated delivery networks (both hospital and lab systems) in combination with NEO. Like NEO, Echo has a broad test menu and uses both our proprietary Capture reagents as well as certain traditional reagents to perform its testing. With the capacity to load 20 samples at a time, Echo can perform approximately 14 type-and-screen tests an hour. We believe Echo has the fastest turnaround time of any instrument in the global market.

CAPTURE WORKSTATION (Semi-automated Processor) – The Capture Workstation has semi-automated components for performing our proprietary Capture assays manually. It is marketed as a back-up system for our fully automated NEO and Echo instruments, or as a standalone test system for small laboratories looking to standardize testing.

Molecular

ARRAY IMAGING SYSTEM AND BASIS™ (Semi-automated) – Today, molecular testing using our BeadChip technology is a semi-automated process. The testing itself is primarily manual while the reading and interpretation of test results is automated with our Array Imaging System and BASIS database. We are in the process of developing a next generation instrument that will automate the manual testing process. We are targeting to have a Research Use Only instrument available in the first half of calendar 2011.

Research and Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share.  Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe.  For the fiscal years ended May 31, 2010, 2009 and 2008, we spent approximately $15.4 million, $10.7 million and $6.5 million, respectively, for research and development. Research and development expenses have increased over the past three years due to the acquisition of BioArray in August 2008 and the subsequent development work on our molecular immunohematology offering.

Marketing and Distribution

Our potential customers are donor centers, hospitals and reference laboratories. No single customer represents 10% or more of our annual consolidated revenue.

We have a direct sales presence in the U.S., Canada, Western Europe and Japan. We sell through distributors in other regions of the world. We offer several instrument procurement options, including direct sales and rentals.

Backlog

As of May 31, 2010, we had an instrument backlog of approximately 179 Echos and 43 Galileo/NEOs. This backlog represents instrument orders that have been received but the instruments have either not been installed or the customer validation process has not been completed. As such, the instruments are not generating recurring reagent revenue at their expected annualized run rates. While the instrument backlog is not material as of May 31, 2010, reagent revenue that will be generated from these instruments will contribute to revenue growth in the future.  At May 31, 2010, in accordance with U.S. generally accepted accounting principles, we had not recognized approximately $16.7 million in deferred revenue from instrument sales contracts that had reagent price protection and from extended warranty sales.

Suppliers

We obtain raw materials from numerous outside suppliers and believe our business relationships with them are good. Some of our products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. To date, we have been able to obtain sufficient quantities of such blood for use in manufacturing our products, but there can be no assurance that a sufficient supply of such blood will always be available to us.

We source our serology instruments from single-source suppliers. While these relationships are significant, our business is not substantially dependent upon them because we believe that other manufacturers could supply the instruments to us after a reasonable transition period. We believe that our business relationship with our instrument suppliers is excellent. We have elected not to dual source our instruments because we consider our primary exposure to be the sudden bankruptcy of one or both suppliers. In the event a current instrument supplier experiences financial problems that prevent it from continuing to produce our instrument, we believe it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. While a change in an instrument supplier would disrupt our growth opportunities during the transition period, we do not believe it would have a material financial impact on our existing business as nearly 90% of our revenue is generated from our reagents.

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, Western European, Japanese and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

In the U.S., an FDA biologics license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license.  As part of its overview responsibility, the FDA makes facility inspections on an unannounced basis.  In 2006, we consolidated our Houston manufacturing facility under the Immucor, Inc. FDA license, and subsequently discontinued operations in Houston in December 2007.  In 2008, we received FDA approval for the transfer of manufacturing activities to Norcross and an expansion of our manufacturing facilities at the same location.

In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European Union recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation. For example, we hold several FDA biologic licenses to manufacture blood grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biologic license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for new products or instruments. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses or instrument clearances will be obtained by us.

Our manufacturing and distribution facilities in the U.S., Germany and Canada are certified to ISO 13485:2003. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as the European Union and Canada. In addition, to allow continued marketing of our products in the European Union, we are required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE Mark on our products that allows products free access to all countries within the European Union. We have successfully completed certifications for CE marking of all products manufactured for the European market.

In addition to the U.S., Western Europe, Canada and Japan, there are multiple countries worldwide that also impose regulatory barriers to market entry. We continue to maintain product registrations and approvals necessary to maintain access to foreign markets.

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow-up inspection in January 2009. In early calendar 2009 (during our fiscal third quarter of 2009), we formalized efforts to improve our quality systems through the Quality Process Improvement Project. In August 2009 in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. During June 2010, after our fiscal 2010 year-end, the FDA conducted an inspection of our facilities.  We have no update on our compliance status at this time.

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. We believe we are in compliance with applicable portions of the federal and state hazardous waste regulations.

Patents and Trademarks

Since 1986, the U.S. Patent Office has issued six patents to us pertaining to our solid phase technology for serology testing, five of which have expired. The remaining patent expires in 2012. We believe the remaining patent, together with our trade secrets and know-how, will help prevent any current or future competitors from successfully copying our solid phase products.

When we acquired BioArray in August 2008, we acquired a substantial portfolio of issued patents or pending patent applications.  Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analysis. Using this technology platform, BioArray developed complete assay solutions called the BeadChip system. These patents expire between 2018 and 2025.

 Several of the products we sell are trademarked. These trademarks are protected by registration in the U. S. and other countries where such products are marketed. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

Competition

Competition in the blood banking industry is based on quality of instrumentation and reagents, pricing, talent of the sales forces, ability to furnish a range of quality existing and new products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in this industry principally because of the completeness, reliability and quality of our product line, our competitive pricing structure and our introduction of new innovative products, such as our Capture technology and full line of automated instruments for serology testing and our innovative molecular immunohematology offering. We also believe that continuing research efforts in the area of blood bank automation, the experience and expertise of our sales personnel and the expertise of our technical and customer support staff will enable us to remain competitive in the market.

In the U.S. and Canada, Ortho-Clinical Diagnostics (“Ortho”), a Johnson & Johnson company, is our main competitor. In Western Europe, our principal competitors are Bio-Rad Laboratories, Inc. (“Bio-Rad”) and Ortho. Both Ortho and Bio-Rad sell instrumentation as well as reagents. Our principal competitor in Japan is Ortho.

Financial Information about Geographic Areas

We conduct our business globally with manufacturing facilities in the U.S. and Canada. We have sales operations in the U.S., Canada, several Western European countries and Japan. Roughly 30% of our revenues are generated by our international affiliates. In addition to the potentially adverse impact of foreign regulations (see “Regulations”), we may also be affected by more difficult market conditions outside the U.S., which could impact our revenues and profit margins. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the competitiveness of our products and our profit margins because our affiliates sell our products predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar.

For financial information about geographic areas, see Note 14 “Domestic and Foreign Operations” of the notes to the consolidated financial statements.

Employees

At May 31, 2010, we had a total of 760 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

Available Information

We file reports, proxy statements and other information under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”).  Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may be accessed free of charge through our website at www.immucor.com. The information may also be accessed at the SEC’s web site at www.sec.gov.

Item 1A. — Risk Factors.

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

In June 2009, we announced that the Food and Drug Administration (“FDA”), in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (“NOIR”) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. The FDA could seek to escalate the NOIR, for example, by issuing a consent decree or revoking our biologics license for the products impacted if we fail to implement a corrective action plan that adequately addresses the deficiencies noted by the NOIR. The FDA could also take further regulatory actions, including recalls or seizures of our products, a total or partial shutdown of production, delays in future marketing clearances or approvals, and withdrawals or suspensions of our current products from the market.

On-going governmental investigations and litigation could have a material and adverse effect on our business.

As noted in Item 3 below, we are the subject of a number of investigations and private actions.

•
We are under investigation by the Department of Justice (“DOJ”) through a federal grand jury concerning possible criminal violations of the antitrust laws. The DOJ could seek an indictment and conviction against us, which could result in the imposition of substantial fines, among other remedies.

•
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

•
We are the subject of a number of private civil actions by customers seeking class certification and alleging price fixing. Were plaintiffs to prevail in one or more of the pending civil actions, we could have to pay significant amounts, including treble damages and attorneys’ fees.

•
We are the subject of a private civil action brought by a shareholder seeking class certification and alleging that the Company failed to disclose material information with respect to alleged violations of the antitrust laws and that the Company made inadequate disclosures about the results of FDA inspections and the Company’s quality control efforts. Were the plaintiff to prevail in this action on behalf of a class, we could have to pay significant amounts, including damages and attorneys’ fees.

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

In the event that we experience a product performance problem with either our instruments or our reagents, we may be required to voluntarily recall or suspend selling the products until the problem is resolved. Depending on the product as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

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

In the fiscal year ended May 31, 2010, revenue outside the U.S. was approximately 30% of total revenue. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, the Canadian Dollar, the British Pound and the Japanese Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations, but may do so in the future if the exposure increases.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, reagent product mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace and experience increased instrument sales as a result, the probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, if the sales mix of instruments include more capital purchases and fewer rentals, applicable accounting rules could put further pressure on our overall gross margin. ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements,” requires that, for sales made on a purchase basis, the cost of the instrument be expensed upfront and the corresponding revenue be spread over the entire sales contract period for sales contracts with reagent price guarantees. For our reagent products, margins vary depending upon the product with rarer products generating higher margins. Depending upon the sales mix of these products, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

If customers delay integrating our instruments into their operations, the growth of our business could be negatively impacted.

From time to time in the past, some of our customers have experienced significant delays between the purchase of an instrument and the time at which it has been successfully integrated into the customer’s existing operations and is generating reagent revenue at its expected annualized run rate. These delays may be due to a number of factors, including staffing and training issues and difficulties interfacing our instruments with the customer’s computer systems. Because our business operates on a “razor/razorblade” model, such integration delays result in delayed purchases of the reagents used with the instrument. A number of steps have mitigated these integration delays: improved performance of our field service staff, better instrument instructions, increased use of internet-based remote diagnostic tools, and more efficient scheduling of instrument installations. In addition, we have taken steps in the design of our next generation instruments intended to make it easier for our customers to integrate the instruments into existing operations. However, delays of customers successfully integrating instruments into their operations could adversely impact our future revenues and earnings growth.

We may not be successful in capitalizing on acquisitions of former distributors or newly established distribution networks outside the U.S.

An integral part of our strategy is to place our instruments in additional markets outside North America. To further this strategy, in the past few years we have acquired our former distribution businesses in Japan and the U.K. and established our own direct distribution organization in France. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Our financial performance is highly dependent on the timely and successful introduction of new products and services.

Our financial performance depends in part upon our ability to successfully develop and market next generation automated instruments, new instruments such as our next generation molecular immunohematology instrument and other products in a rapidly changing technological and economic environment. Our market share and operating results would be adversely affected if we fail to successfully identify new product opportunities and timely develop and introduce new instruments that achieve market acceptance, or if new products or technology are introduced in the market by competitors that could render Immucor’s instruments or reagents uncompetitive or obsolete. In addition, delays in the introduction of new products due to regulatory, developmental, or other obstacles could negatively impact our revenue and market share, as well as our earnings, including the potential impairment of goodwill related to our molecular immunohematology offering.

Global economic conditions may have a material adverse impact on our results.

Immucor is a global company with direct operations in the U.S., Canada, Western Europe and Japan and customers around the world. General economic conditions impact our customers, particularly hospitals. For our instruments that are primarily sold on a capital purchase basis, reduced capital budgets that result from negative economic conditions, such as a global recession, could result in lower instrument sales, which would negatively impact our future revenue, profitability and cash flow. A shift from capital purchases to rentals, which require no upfront cash outlay, could negatively impact our cash flow in the near term. Additionally, global economic conditions may adversely affect the ability of our customers to access funds to enable them to fund their operating and capital budgets. Budget constraints could slow our progress in driving automation in both our customer base and the blood banking industry as a whole, which could negatively impact our future revenues, profitability and cash flow.

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

Supply chain interruptions could negatively impact our operations and financial performance.

Supply chain interruptions could negatively impact our operations and financial performance. The supply of any of our manufacturing materials may be interrupted because of poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors and result in lost sales and increased expenses. While such interruption could impact any of our third-party sourced materials, two particular areas of note are our instrument suppliers and our supply sources for rare antibodies or antigen combinations, which are described below.

We purchase our serology instruments from single-source suppliers. If the supply of any of our instruments were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of finished goods on hand were insufficient to satisfy demand.

Some of our reagent products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. If we had difficulty in obtaining sufficient quantities of such blood and the supply was interrupted, we would need to establish a viable alternative, which may take both time and expense to either identify and/or develop and could have an adverse impact on our operations and financial position.

Distribution chain interruptions could negatively impact our operations and financial performance.

Distribution chain interruptions could negatively impact our operations and financial performance. Our international affiliates are supplied with a significant amount of product from our U.S. manufacturing facility. If circumstances arose that disrupted our distribution of U.S.-sourced product internationally, we would need to establish an alternate distribution channel, which may take both time and expense to establish and could have an adverse impact on our operations and financial position.

We may be unable to adequately protect our proprietary technology.

We have a substantial patent portfolio of issued patents or pending patent applications supporting our molecular immunohematology offering. Also, we have one of the original six patents on our proprietary Capture technology still in force. Our competitiveness depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Because the law is constantly changing, and unforeseen facts may arise, there is always a risk that patents may be found to be invalid or unenforceable. Therefore, there is no absolute certainty as to the exact scope of protection associated with any intellectual property. We believe our patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our BeadChip and Capture products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products or independently develop technology or know-how that is the same as or competitive with our technology and know-how. Any damage to our intellectual property portfolio could result in an adverse effect on our current or proposed products, our revenues and our operations.

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

We have been in the past, and may be in the future, subject to intellectual property rights infringement claims, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. From time to time we may receive notices from, or have lawsuits filed against us by, third parties claiming that we infringe on their intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to the field of molecular immunohematology, may not be able to withstand third-party claims, regardless of the merits of such claims.

As a result of such potential intellectual property infringement claims, we could be required or otherwise decide it is appropriate to discontinue manufacturing, using, or selling particular products subject to infringement claims or develop other technology not subject to infringement claims, which could be time consuming and costly or may not be possible. In addition, to the extent potential claims against us are successful, we may have to pay substantial monetary damages or discontinue certain of our practices, products or technologies that are found to be in violation of another party’s rights. We also may have to seek third-party licenses to continue certain of our existing or planned product lines, thereby incurring substantial costs related to royalty payments for such licenses, which could negatively affect our gross margins. Also, license agreements can be terminated under appropriate circumstances.  No assurance can be given that efforts to remediate any infringement will be successful or that licenses can be obtained on acceptable terms or that litigation will not occur.

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

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the U.S. and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import and tax restrictions, tariff regulations, and duties on imported products. Delays in agency review can significantly delay new product introduction and may result in a product becoming “outdated” or losing its market opportunity before it can be introduced. Also, the FDA and international agencies have the authority to require a recall or modification of products in the event of a defect.

FDA clearance or approval generally is required before we can market new instruments or reagents in the U.S. or make significant changes to existing products. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

If any of our products failed to perform in the manner represented during this clearance or approval process, particularly concerning safety issues, one or more of these agencies could require us to cease manufacturing and selling that product, or even recall previously-placed products, and to resubmit the product for clearance or approval before we could sell it again. Depending on the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period.  See the risk factor above describing in detail the risks related to the FDA’s June 2009 administrative action.

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

Our industry and the markets we operate in are highly competitive. Some of our competitors have greater financial resources than we do, making them better equipped to fund research and development, manufacturing and marketing efforts, or license technologies and intellectual property from third parties. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recoup our costs in those markets. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support. We cannot assure you that we will have sufficient resources to continue to make such investments at levels that our larger competitors could make or that we will be successful in maintaining such advantages.

Increased competition in the United States could negatively impact our revenues and profitability.

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2010, approximately 70% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

Changes in government policy may have a material adverse effect on our business.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the recently adopted healthcare reform bill.

The newly enacted Patient Protection and Affordable Care Act imposes a new 2.3% excise tax on medical device makers beginning in 2013, which could have a material negative impact on our results of operations and our cash flows. Other elements of this legislation could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

Although product liability claims in our industry are infrequent, the expansion of our business in an increasingly litigious business environment may expose us to product liability claims related to the products we sell. We maintain insurance that includes product liability coverage and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

Item 1B. — Unresolved Staff Comments.

Not applicable.

Item 2. — Properties.

In the U.S., we lease our corporate office and main manufacturing facilities along with laboratories and warehouses, which are located in Norcross, Georgia. We also lease the manufacturing facility for our molecular immunohematology products, which is located in Warren, New Jersey. Outside the U.S., we lease our distribution facility in Germany as well as our sales offices in Western Europe and in Japan, with the exception of our Belgium sales office, which we own. We also own our Canadian manufacturing facility.

Our owned properties are not encumbered as security for any loan. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

Item 3. — Legal Proceedings.

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition.  The FTC letter requested that we provide certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then.  In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required us to provide certain additional information within the same general scope of its previous requests. The FTC has also required that we provide to them the documents we provided to the Department of Justice (see below). We have been cooperating with the FTC and we intend to continue cooperating, and we are assured that the issuance of a formal CID does not indicate any dissatisfaction with our cooperation. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

In April 2009, we received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring us to produce documents for the period beginning September 1, 2000 through April 23, 2009, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. We have been cooperating with the DOJ and we intend to continue cooperating. At this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Beginning in May 2009, a series of class action lawsuits has been filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1 of the fiscal 2010 Form 10-K. All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Private securities litigation in the United States District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company's Common Stock between October 19, 2005 and June 25, 2009. This case is identified in Exhibit 99.1 of the fiscal 2010 Form 10-K. The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company will defend the case vigorously. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In fiscal 2010, the Company spent approximately $2.9 million in legal expenses related to the Department of Justice investigation and the related lawsuits.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 4. — Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal year 2010, no matters were submitted to a vote of the security holders.

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Stock Market under the symbol BLUD.  The following table sets forth the quarterly high and low prices of the common stock for the fiscal periods indicated as reported on The Nasdaq Stock Market.

	High	Low

Fiscal Year Ended May 31, 2010
First Quarter	$18.80	$11.24
Second Quarter	19.44	16.84
Third Quarter	21.45	18.17
Fourth Quarter	22.79	18.81

Fiscal Year Ended May 31, 2009
First Quarter	$33.13	$24.71
Second Quarter	33.80	21.17
Third Quarter	29.20	21.34
Fourth Quarter	26.09	13.75

As of June 30, 2010, there were 450 holders of record of our common stock, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

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

The following table provides information as of May 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance ***
Equity compensation plans approved by security holders *	2,696,347	$17.44	1,447,474
Equity compensation plans not approved by security holders **	251,918	$0.89	-
Total	2,948,265	$16.03	1,447,474

*	Includes our 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Plan.
**	Includes our 1990 Stock Option Plan and 1995 Stock Option Plan.
***
Number of securities available for future issuance represents securities available under the 2005 Plan. At May 31, 2010, options had been granted under the 2005 Plan to purchase 2,016,540 shares of common stock and 483,727 shares of restricted stock had been granted; all of the 1,447,474 remaining shares are available for issue under the 2005 Plan. No securities are available for future issuance under any of the other plans, which were frozen when the 2005 Plan was adopted. For a description of the material features of the 2005 Plan, see Note 11 to the consolidated financial statements.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000. During the fiscal year ended May 31, 2010, we repurchased approximately 650,000 shares of our common stock in the open market for $11.6 million. As of May 31, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.

No repurchases were made during the three months ended May 31, 2010.

Performance Graph

The following performance graph compares the cumulative total shareholder return on an investment of $100 in our common stock for the last five fiscal years with the total return of the S & P 500 and a Peer Group Index for our last five fiscal years. Our primary competitor in the U.S. market is Johnson & Johnson through its Ortho-Clinical Diagnostics business unit. Due to the size and diversity of Johnson and Johnson, we do not believe it to be a true peer. For this reason, our Peer Group is comprised of the following publicly traded companies: (1) Meridian Bioscience, Inc.; (2) Gen-Probe, Inc.; (3) Haemonetics Corp. and (4) Qiagen NV, which we consider peers because they are medical technology companies without large pharmaceutical operations.

	5/05	5/06	5/07	5/08	5/09	5/10

Immucor, Inc.	100.00	81.38	141.36	120.10	67.37	87.91
S&P 500	100.00	108.64	133.40	124.47	83.93	101.54
Peer Group	100.00	136.45	144.22	163.82	129.66	133.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. – Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2010	2009	2008	2007	2006
	(1)	(1)	(1)	(1)	(1)
Statement of Income Data:
Net sales	$329,073	$300,547	$261,199	$223,678	$183,506
Cost of sales (exclusive of amortization included in operating expenses below)	95,349	84,536	75,710	65,923	61,969
Gross profit	233,724	216,011	185,489	157,755	121,537

Operating expenses:
Research and development	15,437	10,698	6,454	6,354	4,623
Selling, general, administrative and distribution	88,667	84,616	70,289	58,392	50,844
Restructuring expenses	-	-	646	1,051	2,689
Amortization expense	4,278	3,739	357	346	341
Total operating expenses	108,382	99,053	77,746	66,143	58,497

Income from operations	125,342	116,958	107,743	91,612	63,040

Non-operating income (expense):
Interest income	454	1,957	4,263	2,841	978
Interest expense	(33)	(250)	(371)	(432)	(516)
Other (expense) income – net	(551)	(1,684)	33	133	(342)
Total non-operating income (expense)	(130)	23	3,925	2,542	120

Income before income taxes	125,212	116,981	111,668	94,154	63,160
Income taxes	42,629	40,798	40,214	34,086	23,317
Net income	$82,583	$76,183	$71,454	$60,068	$39,843

Income per share:
Per common share – Basic	$1.18	$1.08	$1.02	$0.88	$0.59
Per common share – Diluted	$1.17	$1.07	$1.00	$0.85	$0.56

Weighted average shares outstanding:
Common shares	70,062	70,382	69,867	68,441	68,004
Common shares – assuming dilution	70,646	71,168	71,109	70,669	71,401

	May 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$270,939	$192,562	$230,556	$162,865	$92,883
Total assets	519,834	451,340	364,950	275,478	191,687
Long-term obligations, less current portion	-	-	-	3,488	3,980
Retained earnings	409,825	327,242	251,059	179,768	119,700
Shareholders’ equity	456,123	384,578	307,696	219,448	143,871

(1)	No cash dividend was declared during any of the five years.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Refer to “Forward Looking Statements” following the Index and Item 1A “Risk Factors” of this Form 10-K.

Overview

Our Business

We develop, manufacture and sell a complete line of reagents and automated systems used primarily by donor centers, hospitals and reference laboratories for testing to detect and identify certain properties of human blood for the purpose of blood transfusion. We have manufacturing facilities in the United States (“U.S.”) and Canada and sell our products through our direct sales network in the U.S., Canada, Western Europe and Japan as well as through third-party distributors in other markets.

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S. the Patient Protection and Affordable Care Act was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed and delivered in the U.S.  Included in the legislation is a 2.3% excise tax on medical device makers beginning in 2013.

In the markets of Western Europe, the testing of donor and patient blood for the purpose of transfusion is primarily automated. However, in the U.S., we estimate approximately 60% of laboratories perform this testing manually today. These laboratories are primarily in the small- to medium-sized hospital segment.

Our strategy is to drive automation in the blood bank with the goal of improving operations as well as patient safety. We have introduced several serology instruments in the past, and we continue to focus on developing new instruments and improving our existing instruments. In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument, NEO™. Targeted at large hospitals, donor centers and reference laboratories, NEO replaces our previous high volume instrument, Galileo®, and due to added functionality, we believe NEO is a more attractive instrument for the hospital market. NEO delivers the market’s highest type-and-screen throughput and broadest test menu as well as new STAT priority functionality for improved workflow.

Launched worldwide in 2007, Echo®, our third generation automated instrument, is a compact bench top, fully-automated walk-away serology instrument that meets the needs of the small- to medium-sized hospital market as well as integrated delivery networks that want to standardize the operations of their laboratories. Echo offers an extensive test menu and significant labor reduction while increasing productivity and patient safety.

Both our high and lower volume serology instruments use Capture® technology, our proprietary reagents, as well as certain traditional reagents to perform the automated testing.

In fiscal 2009, we entered the field of molecular immunohematology, which is the DNA analysis of blood for the purpose of transfusion, with our purchase of BioArray Solutions.

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

BioArray pioneered the development of molecular diagnostic systems that enable the DNA typing (genotyping) of blood for transfusion donors and recipients. In this transaction, we acquired the broad intellectual property portfolio of issued patents and pending patent applications that BioArray generated through its substantial investments in research and development. Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analysis. Using this technology platform, BioArray offers complete assay solutions called the BeadChip™ system.

The BeadChip system includes BeadChips featuring proprietary array designs as well as a semi-automated instrument (the Array Imaging System and BASIS™) that reads and interprets test results. The ensuing integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. We believe this versatility makes the BeadChip format ideally suited to a wide scope of applications. The BeadChip system is currently installed in a number of leading donor and transfusion centers worldwide. In late fiscal 2010, we received CE (Conformité Européenne) Mark approval for the Human Platelet Antigen (HPA) product as well as our current instrument. In June 2010, after our fiscal 2010 year-end, we received CE Mark approval for our Human Erythrocyte Antigen (HEA) product. The BeadChip system is currently available for Research Use Only in the U.S.

We believe that molecular immunohematology, or the DNA analysis of blood for the purpose of transfusions, will revolutionize transfusion medicine. We believe that our acquisition of BioArray provides new, strategic growth markets for the Company in both our current market of transfusion through an offering complementary to our current serology product offerings as well as potential new markets. Our leadership in blood banking industry automation and BioArray’s leadership in molecular diagnostic systems for specialty transfusion applications should allow us to develop and deliver more precise molecular immunohematology solutions to enhance patient outcomes.

We also believe our proven strength in developing automated instruments combined with our FDA licensing and CE Mark process experience, our established distribution network, our sales and marketing capabilities as well as our financial resources will generate enhanced long-term growth opportunities for the commercialization of BioArray’s BeadChip system.

We are currently working on the next generation molecular immunohematology instrument that we believe will facilitate the further commercialization of this innovative technology. Our current plan is to have a Research Use Only instrument available in the first half of calendar 2011.

Recent Developments

A significant recent development is the work on our next generation automated instrument to allow the full scale commercialization of our molecular immunohematology offering, which is discussed above under “BioArray Acquisition.” The following discusses other recent developments in our business.

Worldwide Launch of NEO – In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument for serology testing, NEO, which replaces our current high volume instrument, Galileo. We believe Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, has reached its natural replacement cycle of five to seven years. Like Galileo, NEO is targeted at high volume customers: large hospitals, donor centers and reference laboratories. We believe NEO will have broader market appeal in the hospital segment than Galileo due to added functionality and faster turnaround times. During February 2010, NEO received CE Mark approval in the European Union and in April 2010 NEO received FDA clearance in the U.S.

Continued market penetration of the Echo instrument – We launched our third generation automated instrument for serology testing, Echo, in the first quarter of fiscal 2008. Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry. Echo is targeted at small- to medium-sized hospitals, the largest segment of our market, as well as at integrated delivery networks, in combination with NEO, to facilitate standardization across facilities.

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up inspection in January 2009. In early calendar 2009 (during our third quarter of fiscal 2009), we formalized efforts to improve our quality systems through the Quality Process Improvement Project, which is discussed in further detail below. In August 2009 in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. During June 2010, after our fiscal 2010 year-end, the FDA conducted an inspection of our facilities. We have no update on our compliance status at this time.

Quality Process Improvement Project – During our third quarter of fiscal 2009, we formalized our efforts to improve the processes and procedures of our quality department through establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to both remediate the deficiencies noted by FDA and to deliver on our commitment of maintaining a world-class quality system. During fiscal 2010 and fiscal 2009, we spent approximately $5.9 million and $2.4 million, respectively, on the Project. These costs were reflected in cost of sales and primarily represent the cost of external consultants who were assisting us with the Project. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. The Project continues with a focus on establishing a world-class quality system. We will primarily use internal resources on the Project going forward.

Instruments

We continue to focus on increasing market share and, therefore, revenue through our automation strategy, which has instrument placements at its core. We believe our innovative automation offering is a key competitive advantage we have in the industry.

For markets in which we sell directly to the end user (e.g., a hospital), the process is as follows: we receive the order, we schedule installation of the instrument and customer staff training, the customer performs validation testing of the instrument, which begins generating recurring reagent revenue and the revenue ramps up to its expected annualized run rate once the validation process has been completed.

Revenue and expenses related to the sale of instruments is accounted for under FASB Accounting Standards CodificationTM (“ASC”) 605-25 “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 mandates the deferral of certain revenue for sales agreements that have multiple deliverables while also mandating the upfront expensing of the related costs. The reagent contracts that are signed when customers automate typically have reagent price guarantee clauses. When instruments are sold (versus rented) the instrument costs are expensed when the sale is made and the related instrument revenue is deferred and recorded as income over the term of the underlying reagent contract. If an instrument is rented, then the revenue and expenses are recognized ratably over the contract period. While the overall transaction economics may be similar, this accounting treatment may result in margin improvement or degradation depending on the sales mix of instruments purchased or rented by customers in the period. For Echo, in fiscal 2010, we experienced a rental rate of more than 75% for new instrument orders in the U.S. Historically, our high volume instrument, Galileo, was purchased 90% of the time in the U.S. market. As of May 31, 2010 and 2009, we had deferred revenue of approximately $16.7 million and $22.1 million, respectively, and a major portion of these balances related to the deferral of revenue from sales of instruments.

Results of Operations

Comparison of Years Ended May 31, 2010 and May 31, 2009

	For the Year Ended May 31,		Change
	2010	2009	Amount	%
	($ in thousands)
Net Sales	$329,073	$300,547	$28,526	9%
Gross profit (1)	233,724	216,011	17,713	8%
Gross profit percentage	71.0%	71.9%		-1%
Operating expenses	108,382	99,053	9,329	9%
Income from Operations	125,342	116,958	8,384	7%
Non-operating income (expense)	(130)	23	(153)	-665%
Income before income tax	125,212	116,981	8,231	7%
Provision for income tax	42,629	40,798	1,831	4%
Net income	$82,583	$76,183	$6,400	8%

Earnings per share:
Per common share - basic	$1.18	$1.08	$0.10	9%
Per common share - diluted	$1.17	$1.07	$0.10	9%

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the statements of income.

Revenue increased by approximately $28.5 million, or approximately 9%, during the year ended May 31, 2010 compared with the prior year. This increase was primarily attributable to approximately $18.1 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $7.6 million from volume contributions, which included incremental revenue primarily from instrument placements. Revenue also benefited by approximately $2.8 million in fiscal 2010 from foreign currency fluctuations. Approximately 70% of our fiscal 2010 consolidated revenue is from the U.S. and approximately 30% is from international sales largely denominated in local currency. Our significant currencies besides the U.S. dollar are the Euro, the Canadian Dollar, the British Pound and the Japanese Yen. As a result, our consolidated revenue expressed in dollars benefits when the U.S. dollar weakens and decreases when the U.S. dollar strengthens in relation to other currencies.

For fiscal 2010, our consolidated gross margin decreased to 71.0% from 71.9% achieved in fiscal 2009, primarily due to expenses related to our Quality Process Improvement Project, which were reflected in cost of sales. During fiscal 2010, we spent approximately $5.9 million on our Quality Process Improvement Project compared with approximately $2.4 million spent in fiscal 2009. Operating expenses increased approximately 9%, primarily due to our acquisition of BioArray (which closed on August 4, 2008), increased legal expenses and increased research and development expenses related to various projects, including our next generation instrument for molecular immunohematology. Net income increased approximately 8% in fiscal 2010 over the prior year.

In fiscal 2010, we received 85 orders for our high volume instruments, Galileo and NEO, including 83 in the rest of the world, including distributors, and 2 in the U.S. and Canada. In fiscal 2010, we received 248 orders for our Echo instrument, including 74 in the rest of the world, including distributors, and 174 in the U.S. and Canada. As of May 31, 2010, we had an instrument backlog of 43 Galileo/NEOs and 179 Echos.

Net sales

	For the Year Ended May 31,		Change
	2010	2009	Amount	%
	($ in thousands)
Traditional reagents	$207,710	$199,277	$8,433	4%
Capture reagents	77,003	64,145	12,858	20%
Instruments	39,680	34,672	5,008	14%
Molecular immunohematology	4,680	2,453	2,227	91%
	$329,073	$300,547	$28,526	9%

Traditional reagent revenue increased by approximately $8.4 million, or approximately 4%, in fiscal 2010 compared with fiscal 2009 primarily due to price contributions, which included incremental revenue from both contractual and discretionary sources. Traditional reagent sales, which accounted for approximately 63% of total revenue in fiscal 2010, have historically been a significant portion of our revenue. Our revenue mix is changing over time as we place more instruments in the market, which results in increased sales of our Capture reagents.

Capture revenue increased by approximately $12.9 million, or approximately 20%, in fiscal 2010 over the prior year primarily due to increased volume. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Revenue from instruments increased by approximately $5.0 million, or approximately 14% in fiscal 2010 compared with the prior year due to increased instrument placements. Instrument revenue is typically recognized over the life of either the instrument rental period or the underlying reagent contract period. Historically, when instruments are sold (versus rented) revenue is deferred and recognized over the life of the underlying reagent contract period when the contract includes a price guarantee (which our contracts typically do). In fiscal 2010, approximately $16.8 million of deferred revenue was recognized from previous instrument sales compared with $16.9 million recognized in fiscal 2009. In fiscal 2010, we deferred approximately $11.6 million of instrument and associated service revenues related to instrument sales compared with $14.7 million in the prior year. As of May 31, 2010 and 2009, deferred instrument and service revenues on the balance sheet totaled approximately $16.7 million and $22.1 million, respectively. Over the past three years, the proportion of instruments rented (versus sold) has increased. Therefore, our deferred revenue balance has declined.

Molecular immunohematology revenue increased by approximately $2.2 million in fiscal 2010 compared with fiscal 2009, primarily due to the introduction of our molecular offering outside the U.S. Our molecular immunohematology products are a result of our August 4, 2008 BioArray acquisition.

Gross margin

	For the Year Ended May 31,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$161,557	77.8%	$155,744	78.2%	$5,813
Capture reagents (1)	62,732	81.5%	54,411	84.8%	8,321
Instruments (1)	8,813	22.2%	5,259	15.2%	3,554
Molecular immunohematology (1)	622	13.3%	597	24.3%	25
	$233,724	71.0%	$216,011	71.9%	$17,713

                                         (1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the statements of income.

Gross margins on traditional reagents decreased to 77.8% in fiscal 2010 from 78.2% in the prior year, primarily due to expenses related to our Quality Process Improvement Project. During the current fiscal year, we spent approximately $5.9 million on our Quality Process Improvement Project compared with approximately $2.4 million spent in fiscal 2009. These costs were primarily reflected in traditional reagent cost of sales.

For fiscal 2010, Capture product gross margins decreased to 81.5% from 84.8% in the prior year primarily due to the allocation of revenue from Capture reagents to instruments related to reagent rentals as well as due to manufacturing variances. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margins on instruments increased to 22.2% in fiscal 2010 from 15.2% in the prior year, primarily due to sales mix. In the current year, more instruments were rented (versus sold) compared to the prior year. An instrument rental results in revenue and expenses related to the instrument being recognized evenly over the contract period. When we sell an instrument and the sales contract has reagent price guarantees, which our contracts typically do, the instrument costs are expensed upfront and the related instrument revenue is deferred and recognized over the contract period. Current year and prior year margins benefited from the recognition of revenue deferred from prior periods. In fiscal 2010 and fiscal 2009, we recognized $16.8 million and $16.9 million, respectively, of deferred revenue related to instrument sales and service.

Operating expenses

	For the Year Ended May 31,		Change
	2010	2009 (1)	Amount	%
	($ in thousands)
Research and development	$15,437	$10,698	$4,739	44%
Selling and marketing	36,995	38,315	(1,320)	-3%
Distribution	14,831	13,708	1,123	8%
General and administrative	36,841	32,593	4,248	13%
Amortization expense	4,278	3,739	539	14%
Total operating expenses	$108,382	$99,053	$9,329	9%

(1) Certain prior year operating expenses have been reclassified to conform with current year presentation.

Research and development expenses increased by approximately $4.7 million in fiscal 2010 over the prior year, primarily due to recognizing a full year of BioArray expenses, which was acquired on August 4, 2008, and the development activities for the next generation molecular immunohematology instrument.

Selling and marketing expenses decreased by approximately $1.3 million in fiscal 2010 compared with fiscal 2009, primarily due to lower compensation expense.

Distribution expenses rose by approximately $1.1 million in fiscal 2010 over the prior year, primarily due to increased shipping and packaging costs.

General and administrative expenses increased by approximately $4.2 million in fiscal 2010 over the prior year, primarily due to legal expenses related to the Department of Justice investigation and the related lawsuits.

Amortization expense increased by approximately $0.5 million in fiscal 2010 compared with fiscal 2009 primarily due to recognizing a full year of amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray.

Non-operating income (expense)

	For the Year Ended May 31,		Change
	2010	2009	Amount
	($ in thousands)
Non-operating income (expense)	$(130)	$23	$(153)

The year-over-year change in non-operating income (expense) was primarily attributable to lower interest income due to a decrease in interest rates.

Income taxes

The provision for income taxes increased $1.8 million in fiscal 2010 compared with fiscal 2009 primarily due to increased pre-tax income. The effective income tax rate was 34.0% in the current year compared with 34.9% in the prior year. The tax rate in the current year period was favorably impacted primarily by a settlement with a state taxing authority.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we had an income tax shortfall of approximately $0.2 million in fiscal 2010 and we realized income tax benefits of $3.3 million in fiscal 2009. As required by U.S. generally accepted accounting principles, the income tax shortfall and income tax benefits are recognized in our financial statements as a reduction of or an addition to additional paid-in capital rather than as an increase or reduction of the respective income tax provisions in the consolidated financial statements.

Comparison of Years Ended May 31, 2009 and May 31, 2008

	For the Year Ended May 31,		Change
	2009	2008	Amount	%
	($ in thousands)
Net Sales	$300,547	$261,199	$39,348	15%
Gross profit (1)	216,011	185,489	30,522	16%
Gross profit percentage	71.9%	71.0%		1%
Operating expenses	99,053	77,746	21,307	27%
Income from Operations	116,958	107,743	9,215	9%
Non-operating income	23	3,925	(3,902)	-99%
Income before income tax	116,981	111,668	5,313	5%
Provision for income tax	40,798	40,214	584	1%
Net income	$76,183	$71,454	$4,729	7%

Earnings per share:
Per common share - basic	$1.08	$1.02	$0.06	6%
Per common share - diluted	$1.07	$1.00	$0.07	7%

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

Net sales

	For the Year Ended May 31,		Change
	2009	2008	Amount	%
	($ in thousands)
Traditional reagents	$199,277	$179,088	$20,189	11%
Capture reagents	64,145	53,372	10,773	20%
Instruments	34,672	27,042	7,630	28%
Molecular immunohematology	2,453	-	2,453	100%
Collagen	-	1,697	(1,697)	-100%
	$300,547	$261,199	$39,348	15%

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

Gross margin

	For the Year Ended May 31,
	2009		2008		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$155,744	78.2%	$139,428	77.9%	$16,316
Capture reagents (1)	54,411	84.8%	45,568	85.4%	8,843
Instruments (1)	5,259	15.2%	476	1.8%	4,783
Molecular immunohematology (1)	597	24.3%	-	0.0%	597
Collagen (1)	-	0.0%	17	1.0%	(17)
	$216,011	71.9%	$185,489	71.0%	$30,522

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margins on traditional reagents increased to 78.2% in fiscal 2009 from 77.9% in the prior year, primarily due to higher revenue without a proportionate increase in cost of sales. During fiscal 2009, we spent approximately $2.4 million on our Quality Process Improvement Project. These costs were primarily reflected in traditional reagent cost of sales.

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

Operating expenses

	For the Year Ended May 31,		Change
	2009 (1)	2008 (1)	Amount	%
	($ in thousands)
Research and development	$10,698	$6,454	$4,244	66%
Selling and marketing	38,315	32,510	5,805	18%
Distribution	13,708	11,394	2,314	20%
General and administrative	32,593	26,385	6,208	24%
Restructuring expense	-	646	(646)	-100%
Amortization expense	3,739	357	3,382	947%
Total operating expenses	$99,053	$77,746	$21,307	27%

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

Selling and marketing expenses increased by approximately $5.8 million in fiscal 2009 compared with fiscal 2008, primarily due to the addition of new affiliates in France and the United Kingdom, and the BioArray acquisition.

Distribution expenses rose by approximately $2.3 million in fiscal 2009 over the prior year, primarily due to an increase in freight charges and other general expenses.

General and administrative expenses increased by approximately $6.2 million in fiscal 2009 over the prior year, primarily due to the addition of BioArray and our affiliates in the United Kingdom and France.

Amortization expense increased by approximately $3.4 million in fiscal 2009 compared with fiscal 2008 due to amortization of finite-lived intangibles that were recorded upon the acquisition of BioArray and our affiliate in the United Kingdom. Both acquisitions occurred in the first quarter of this fiscal year.

Non-operating income

	For the Year Ended May 31,		Change
	2009	2008	Amount
	($ in thousands)
Non-operating income	$23	$3,925	$(3,902)

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

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we realized income tax benefits of approximately $3.3 million in fiscal 2009 and $7.5 million in fiscal 2008. The majority of the exercises that contribute to the tax benefit are exercises of options that were granted prior to the adoption of ASC 718 “Compensation – Stock Compensation” (“ASC 718”). Therefore, as required by U.S. generally accepted accounting principles, these income tax benefits are recognized in our financial statements as additions to additional paid-in capital rather than as reductions of the respective income tax provisions in the consolidated financial statements because the related compensation deductions were not recognized as compensation expense for financial reporting purposes. Our income tax liability is reduced by these amounts.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. We have adequate working capital and sources of capital to operate our current business and to meet our existing capital requirements. At May 31, 2010, we had working capital of $270.9 million, compared to $192.6 million of working capital at May 31, 2009. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2010, 2009 and 2008, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the Year Ended May 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$84,751	$79,822	$75,105
Net cash used in investing activities	(6,304)	(116,556)	(15,693)
Cash provided by (used in) financing activities	(11,757)	(1,396)	72
Effect of exchange rate changes on cash and cash equivalents	(502)	(465)	2,021
Increase (decrease) in cash and cash equivalents	$66,188	$(38,595)	$61,505

Our cash and cash equivalents were $202.6 million as of May 31, 2010, as compared to $136.5 million as of May 31, 2009. The increase in our cash position resulted from operating cash flow in the current year.

Operating activities – Cash flow from operations generally increases proportionately with increases in net income.

In fiscal 2010, net cash generated by operating activities was $84.8 million compared with $79.8 million in fiscal 2009. The year-over-year increase in cash flow from operating activities was primarily attributable to the $6.4 million year-over-year increase in net income.

In fiscal 2009, net cash generated by operating activities was $79.8 million compared with $75.1 million in fiscal 2008. The year-over-year increase in cash flow from operating activities was primarily attributable to the $4.7 million year-over-year increase in net income.

Investing activities – Generally, the primary use of cash for investing activities is related to the purchase of property and equipment.  However, in fiscal 2009, we used a significant amount of cash for acquisitions.

In fiscal 2010, $6.3 million of net cash was used in investing activities compared with $116.6 million of cash used in the fiscal 2009. Cash used in investing activities in the current year related to the purchase of property and equipment. In the prior year, we paid $108.0 million for the acquisition of BioArray and our U.K. distributor as well as $8.6 million for the purchase of property and equipment.

For fiscal 2009, $116.6 million of net cash was used in investing activities compared with $15.7 million of cash used in the fiscal 2008. We paid $108.0 million for the acquisition of BioArray and our U.K. distributor in fiscal 2009. For the purchase of property and equipment, we spent $8.6 million in the fiscal 2009 compared with $11.6 million spent in fiscal 2008.

Financing activities – For financing activities, the typical use of cash is for the repurchase of our common stock and the typical cash proceeds relates to the exercise of stock options.

Net cash used in financing activities was $11.8 million during fiscal 2010, compared with $1.4 million in the prior year. During fiscal 2010, we used $11.6 million to repurchase shares of our common stock in the open market. Also reflected in ‘repurchase of common stock’ in the cash flow statement is approximately $0.3 million in withholding taxes we paid. This payment was in compliance with statutory tax withholding requirements for the exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. During fiscal 2010, we received $0.3 million cash from the exercise of employee stock options compared with $3.2 million in the same period of the prior year. For fiscal 2010 we had a tax shortfall of $0.2 million and in fiscal 2009 we had a tax benefit of $3.3 million from the exercise of nonqualified employee stock options.

In fiscal 2009, net cash used in financing activities was $1.4 million compared with net cash generated by financing activities of $0.1 million in the prior year. During fiscal 2009, we used $6.7 million to repurchase shares of our common stock in the open market. Also reflected in ‘repurchase of common stock’ in the cash flow statement is approximately $1.0 million in withholding taxes we paid.  This payment was in compliance with statutory tax withholding requirements for the exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. We received $3.2 million and $2.7 million from the exercise of employee stock options in fiscal 2009 and fiscal 2008, respectively. For fiscal 2009 and fiscal 2008, we received $3.3 million and $7.5 million, respectively, of excess tax benefits from share-based compensation.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During fiscal 2010, approximately 650,000 shares were repurchased in the open market under the 1998 repurchase plan for approximately $11.6 million. During fiscal 2009, we repurchased 295,409 shares in the open market for approximately $6.7 million. We made no share repurchases during fiscal 2008. Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of May 31, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We are currently involved in certain legal proceedings. (See Item 3 – Legal Proceedings for further discussion.) We believe we have meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company or our financial position.  Contingent liabilities are described in Note 16 to the consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support our operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow. In the longer term, we will be able to use a portion of the acquired net operating loss tax carry-forwards from the BioArray acquisition, subject to certain conditions and limitations, which will positively impact cash flows. We have normal maintenance capital expenditure requirements that we plan to fund through operating cash flow. Additionally, we internally finance the rental agreements for our instruments and also plan to fund this activity through operating cash flows. There are no restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$14,494	$3,063	$5,127	$4,138	$2,166
Purchase obligations	17,141	16,958	126	57	-
Total contractual cash obligations	$31,635	$20,021	$5,253	$4,195	$2,166

In addition to the obligations in the table above, approximately $8.1 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $0.6 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2010.

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

i) Revenue Recognition

In accordance with ASC 605, “Revenue Recognition” (“ASC 605”), we recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

•	Reagent sales
Revenue from the sale of our reagents to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.  Revenue from the sale of our reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•	Instrument sales
Contracts for the sale or rental of our instruments typically have multiple deliverables.  In such cases, we recognize revenue on the sale of instruments in accordance with ASC 605-25. Our instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service. We do not believe it is possible to determine the fair value of price guarantees at the time of the sale.

If the contract contains price guarantees, which our contracts typically do, the entire arrangement consideration is deferred and recognized over the related guarantee period.  For contracts without price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation. The fair value of a training session is recognized as revenue when services are provided.  The fair value of first year service is recognized over the first year of the contract. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

In revenue deferral situations, the costs related to the instruments are recognized when the instrument is installed and accepted by the customer.

Revenue from the sale of our instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations.  Revenue from rentals of our instruments is recognized over the term of the rental agreement.  Instrument service contract revenue is recognized over the term of the service contract.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at May 31, 2010 and May 31, 2009, totaling $59.6 million and $57.0 million, respectively, are net of allowances for doubtful accounts of $2.1 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company also allocates certain production-related general and administrative costs to inventory and incurred approximately $3.3 million, $3.0 million and $3.9 million of such costs in fiscal 2010, 2009 and 2008, respectively. The Company had approximately $1.2 million and $1.1 million of general and administrative costs remaining in inventory as of May 31, 2010 and May 31, 2009, respectively.

We use a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during fiscal 2010, 2009 or 2008.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

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

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We assess the need for additional valuation allowances quarterly.  See Note 12 to the consolidated financial statements.

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although an update to ASC 740, “Income Taxes” (“ASC 740”), which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

vi) Stock-based Employee Compensation

We adopted the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), on June 1, 2006, using the modified prospective transition method, which requires that (i) compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption based on the grant date fair value, and (ii) compensation costs for all share-based payments granted or modified subsequent to the adoption be recorded, based on the grant date fair value estimated in accordance with the provisions of ASC 718.  On adoption, we elected to attribute the value of share-based compensation to expense using the straight-line method, which was the method previously used for disclosing our required pro forma information.

We elected to estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”), which was previously used for disclosing our pro forma information. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of assumptions regarding the expectations of future volatility, term of the grant until exercise, dividend yield and risk free interest rate. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

We have calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of ASC 718.

The adoption of ASC 718’s fair value method negatively impacts our results of operations. The future impact of adoption will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date.

Recently Issued Accounting Standards

Adopted by the Company in fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. Upon adoption, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 during the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share” (“ASC 260”).  This update states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of ASC 260-40-45-61A during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which is an amendment of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASU 2009-05 provides clarification for circumstances where a quoted price in an active market for the identical liability is not available.  In that situation, entities are required to measure fair value in one or more of the following techniques:

1)
A valuation technique that uses either a) the quoted price of the identical liability when traded as an asset, or b) the quoted prices for similar liabilities or similar liabilities when traded as an asset.

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

In February 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC 855. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The adoption of the provisions of ASC 2010-09 during the third quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In June 2009, the FASB issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company does not expect the adoption of this update to ASC 810 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on a) vendor-specific objective evidence (VSOE), b) third-party evidence or c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of this update to ASC 605-25 on its financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which is an amendment of ASC 860, “Transfers and Servicing.”  This update will require more information about the transfer of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  This update will be effective for fiscal years beginning on or after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011.  Early application is not permitted.  The Company does not expect the adoption of this update to ASC 860 to have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”), which is an amendment of ASC 718, “Compensation—Stock Compensation.  This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update will be effective for fiscal years and interim periods beginning on or after December 15, 2010, which corresponds to the Company’s fourth quarter of fiscal 2011.  Early application is permitted.  The Company currently accounts for the above mentioned share-based payment awards as equity, therefore the adoption of ASU 2010-13 will not have a material impact on its financial statements.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates principally with the U.S. Dollar versus the Euro, Canadian Dollar, British Pound and Japanese Yen. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded foreign currency translation losses of $5.2 million and $4.0 million in fiscal 2010 and fiscal 2009, respectively, and gains of $8.6 million in fiscal 2008.  Additionally, we are exposed to interest rate risks related to cash and cash equivalents. It has been our practice to hold cash and cash equivalents in deposits that can be redeemed on demand and in investments with an original maturity of three months or less. The interest income earned from these deposits and investments is impacted by interest rate fluctuations.

Item 8. — Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for uncertainty in income tax reporting effective June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 23, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
July 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Immucor, Inc.

We have audited Immucor, Inc. (a Georgia corporation) and subsidiaries’ (the "Company") internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Immucor, Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2010 and our report dated July 23, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
July 23, 2010

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2010	May 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$202,649	$136,461
Trade accounts receivable, net of allowance for doubtful accounts of $2,122 and $2,179 at May 31, 2010 and 2009, respectively	59,578	57,017
Inventories	35,730	38,256
Deferred income tax assets, current portion	14,807	7,979
Prepaid expenses and other current assets	4,832	5,137
Total current assets	317,596	244,850

PROPERTY AND EQUIPMENT, Net	49,169	43,461
GOODWILL	94,336	97,255
INTANGIBLE ASSETS, Net	57,628	61,355
DEFERRED INCOME TAX ASSETS	540	3,638
OTHER ASSETS	565	781
Total assets	$519,834	$451,340

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,973	$9,344
Accrued expenses and other current liabilities	17,378	20,253
Income taxes payable	12,312	11,469
Deferred revenue, current portion	8,994	11,222
Total current liabilities	46,657	52,288

DEFERRED REVENUE	7,687	10,871
DEFERRED INCOME TAX LIABILITIES	7,368	1,272
OTHER LONG-TERM LIABILITIES	1,999	2,331
Total liabilities	63,711	66,762
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 69,912,449 and 70,456,522 shares at May 31, 2010 and May 31, 2009, respectively	6,991	7,046
Additional paid-in capital	36,256	42,012
Retained earnings	409,825	327,242
Accumulated other comprehensive income	3,051	8,278
Total shareholders' equity	456,123	384,578
Total liabilities and shareholders' equity	$519,834	$451,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the year ended May 31,
	2010	2009 (1)	2008 (1)

NET SALES	$329,073	$300,547	$261,199
COST OF SALES (exclusive of amortization shown separately below)	95,349	84,536	75,710
GROSS PROFIT	233,724	216,011	185,489

OPERATING EXPENSES
Research and development	15,437	10,698	6,454
Selling and marketing	36,995	38,315	32,510
Distribution	14,831	13,708	11,394
General and administrative	36,841	32,593	26,385
Restructuring expenses	-	-	646
Amortization expense	4,278	3,739	357
Total operating expenses	108,382	99,053	77,746

INCOME FROM OPERATIONS	125,342	116,958	107,743

NON-OPERATING INCOME (EXPENSE)
Interest income	454	1,957	4,263
Interest expense	(33)	(250)	(371)
Other, net	(551)	(1,684)	33
Total non-operating income (expense)	(130)	23	3,925

INCOME BEFORE INCOME TAXES	125,212	116,981	111,668
PROVISION FOR INCOME TAXES	42,629	40,798	40,214
NET INCOME	$82,583	$76,183	$71,454

Earnings per share:
Per common share - basic	$1.18	$1.08	$1.02
Per common share - diluted	$1.17	$1.07	$1.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1) Certain prior year operating expenses have been reclassified to conform to current year presentation.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income *	Equity
BALANCE, MAY 31, 2007	69,087	$6,909	$29,076	$179,768	$3,695	$219,448
Adjustment on adoption of FIN 48	-	-	-	(163)	-	(163)

BALANCE, JUNE 1, 2007, adjusted	69,087	$6,909	$29,076	$179,605	$3,695	$219,285

Shares issued under employee stock plan	1,274	127	3,056	-	-	3,183
Stock-based compensation expense	-	-	3,678	-	-	3,678
Stock repurchases and retirements	(225)	(22)	(6,024)	-	-	(6,046)
Tax benefits related to stock-based compensation	-	-	7,539	-	-	7,539
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	8,603	8,603
Net income	-	-	-	71,454	-	71,454
Total comprehensive income						80,057
BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696

Shares issued under employee stock plan	669	67	3,632	-	-	3,699
Stock-based compensation expense	-	-	5,904	-	-	5,904
Stock repurchases and retirements	(349)	(35)	(8,102)	-	-	(8,137)
Tax benefits related to stock-based compensation	-	-	3,253	-	-	3,253
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(4,020)	(4,020)
Net income	-	-	-	76,183	-	76,183
Total comprehensive income						72,163
BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578

Shares issued under employee stock plan	125	12	324	-	-	336
Stock-based compensation expense	-	-	5,946	-	-	5,946
Stock repurchases and retirements	(669)	(67)	(11,843)	-	-	(11,910)
Tax benefits related to stock-based compensation	-	-	(183)	-	-	(183)
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(5,227)	(5,227)
Net income	-	-	-	82,583	-	82,583
Total comprehensive income						77,356
BALANCE, MAY 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended May 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$82,583	$76,183	$71,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,569	13,306	8,376
Accretion of acquisition liabilities	-	-	206
Loss on retirement of fixed assets	538	352	221
Gain from sale of Houston property	-	-	(1,654)
Provision for doubtful accounts	361	848	423
Share-based compensation expense	5,946	5,904	3,678
Deferred income taxes	4,994	5	(1,751)
Excess tax (benefits) shortfall from share-based compensation	183	(3,253)	(7,539)
Changes in operating assets and liabilities:
Accounts receivable, trade	(6,386)	(6,310)	(1,799)
Income taxes	1,037	7,796	2,361
Inventories	(12,551)	(4,647)	(1,473)
Other assets	(102)	(7,450)	(840)
Accounts payable	(1,060)	796	(936)
Deferred revenue	(5,258)	(2,247)	4,224
Accrued expenses and other liabilities	(2,103)	(1,461)	154
Cash provided by operating activities	84,751	79,822	75,105

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,304)	(8,602)	(11,573)
Proceeds from sale of property and equipment	-	-	2,003
Acquisition of businesses, net of cash acquired	-	(107,954)	-
Deposit paid to acquire net assets of a company	-	-	(4,432)
Payment for acquired distribution rights	-	-	(969)
Payments for capitalized acquisition costs	-	-	(722)
Cash used in investing activities	(6,304)	(116,556)	(15,693)

FINANCING ACTIVITIES:
Repayments of long-term debt and capital leases	-	(206)	(4,652)
Repurchase of common stock	(11,910)	(7,621)	(5,549)
Proceeds from exercise of stock options	336	3,178	2,734
Excess tax (shortfall) benefits from share-based compensation	(183)	3,253	7,539
Cash (used in) provided by financing activities	(11,757)	(1,396)	72

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(502)	(465)	2,021

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,188	(38,595)	61,505
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	136,461	175,056	113,551
CASH AND CASH EQUIVALENTS AT END OF YEAR	$202,649	$136,461	$175,056

SUPPLEMENTAL INFORMATION:
Tax paid	$36,295	$32,528	$39,594
Interest paid	$-	$36	$138
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$-	$516	$497
Movement from inventory to property and equipment for instruments placed on rental agreements	$13,733	$6,707	$1,993

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, reference laboratories and donor centers in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood used for blood transfusion.  The Company operates facilities in the U.S., Canada, Western Europe and Japan.

Consolidation Policy – The consolidated financial statements include the accounts of the Company and all its subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Share-Based Compensation – The Company records share-based compensation expense in accordance with FASB Accounting Standard Codification™ (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”).  The Company values its share-based payment awards using the Black-Scholes option-pricing model based on grant date fair value estimated.  The expense for each share-based payment award is expensed over the vesting period of the award using the straight-line method. See Note 11 of the notes to the consolidated financial statements for a detailed discussion of share-based compensation.

The Company has calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of ASC 718.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $202.6 million and $136.5 million at May 31, 2010 and 2009, respectively, with approximately 80% of it located in the U.S. in both periods.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2010, and May 31, 2009, no single customer or group of customers represented more than 10% of total accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2010 and 2009, the Company’s accounts receivable balances were $59.6 million and $57.0 million, respectively with about 50% of these accounts being of foreign origin, predominantly European.  Companies and government agencies in some European countries require longer payment terms as a part of doing business.  This may subject the Company to a higher risk of uncollectiblity.  This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

Concentration of Production Facilities and Supplies – Substantially all of the Company’s reagent products are produced in its Norcross, Georgia facility in the U.S., and its reagent production is highly dependent on the uninterrupted and efficient operation of this facility.  Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado or if there is a production disruption for an extended period for any other reason, many of those products could not be produced until the manufacturing portion of the facility is restored and cleared by the FDA.  The Company maintains a disaster plan to minimize the effects of such a catastrophe, and the Company has obtained insurance to protect against certain business interruption losses. While the Company purchases certain raw materials from a single supplier, the Company has reliable supplies of most raw materials.

Cash and Cash Equivalents – The Company considers deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high-quality financial institutions.

Inventories – Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  The Company also allocates certain production related general and administrative costs to inventory and incurred approximately $3.3 million, $3.0 million, and $3.9 million of such costs in fiscal 2010, 2009 and 2008, respectively. The Company had approximately $1.2 million and $1.1 million of general and administrative costs remaining in inventory as of May 31, 2010 and May 31, 2009, respectively.

The Company uses a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established, and variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2010, 2009 or 2008.

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

Goodwill – On adoption of ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

The Company evaluates the carrying value of goodwill at the end of the third quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during fiscal year 2010 resulted in no impairment charges.

Deferred Licensing Costs – Deferred licensing costs with finite lives are amortized over their useful lives. In certain situations the deferred licensing costs are considered to have indefinite lives such as in the countries where the law and regulations are such that the barriers to obtaining a new license are very severe and upfront costs are high but, once the licenses are acquired, effort and costs required to maintain such licenses are minimal. The carrying values of assets with indefinite lives are not amortized but they are tested annually for impairment or more frequently if any triggering event which may impair the value of the asset occurs.

Other Intangible Assets – Other intangible assets includes customer lists, developed product technology, trademarks and trade names.   These intangible assets are amortized over their useful lives.  Carrying values of these assets are tested for impairment annually or more frequently if impairment indicators arise.

Net Sales Relating to Foreign Operations – Sales to customers outside the United States were 28%, 27% and 27% of net sales in fiscal 2010, 2009 and 2008, respectively.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with ASC 830-30, “Translation of Financial Statements” (“ASC 830-30”).  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $5.2 million and $4.0 million in fiscal 2010 and fiscal 2009, respectively and a gain of $8.6 million in fiscal 2008.

Gains and losses that result from foreign currency transactions are included in ‘other non-operating income (expense)’ in the consolidated statements of income. In fiscal 2010 and 2009, we incurred net foreign currency transaction losses of $0.4 million and $1.9 million, respectively, and in fiscal 2008, we had a net foreign currency transaction gain of $0.1 million.

Revenue Recognition – In accordance with ASC 605, “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

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
Contracts for the sale or rental of our instruments typically have multiple deliverables.  In such cases, we recognize revenue on the sale of instruments in accordance with ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”). Our instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service. We do not believe it is possible to determine the fair value of price guarantees at the time of sale.

If the contract contains price guarantees, which our contracts typically do, the entire arrangement consideration is deferred and recognized over the related guarantee period.  For contracts without price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation. The fair value of a training session is recognized as revenue when services are provided.  The fair value of first year service is recognized over the first year of the contract. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

In revenue deferral situations, the costs related to the instruments are recognized when the instrument is installed and accepted by the customer.

Revenue from the sale of our instruments without multiple deliverables is generally recognized upon shipment and completion of contractual obligations.  Revenue from rentals of our instruments is recognized over the term of the rental agreement.  Instrument service contract revenue is recognized over the term of the service contract.

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales.  The costs of handling and shipping customer orders are reported in the operating expense section of the statements of income as distribution expense. For the years ended May 31, 2010, 2009 and 2008, these costs were $14.8 million, $13.7 million and $11.4 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade receivables at May 31, 2010 and May 31, 2009 were $59.6 million and $57.0 million, respectively, and were net of allowances for doubtful accounts of $2.1 million and $2.2 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs – Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses in the consolidated income statement.  Advertising expenses were $0.6 million, $0.7 million and $0.4 million for the years ended May 31, 2010, 2009 and 2008, respectively.

Research and Development costs – Research and development costs are expensed as incurred and are disclosed as a separate line item in the consolidated income statement.

Loss contingencies – Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company but which will only be determined and resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Income Taxes – The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in applicable tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  Management assesses the need for additional valuation allowances quarterly.

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. An update to ASC 740, “Income Taxes” (“ASC 740”), which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements. The impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that has a greater than 50% cumulative probability to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management.

Warranty – Each instrument sale includes a standard one-year service warranty.  An extended warranty is sold separately. The start of the one-year standard service period generally coincides with when the instrument revenue itself is recognized (upon customer acceptance/training, etc.). Standard warranty revenues are thus deferred until the instrument revenues are recognized and are then amortized over a 12-month period. If the instrument revenue is deferred due to a price protection clause, the revenue from warranty is also deferred and recognized over the same period as the revenue from the instrument sale. The price charged for the extended warranty is considered to be the fair market value of a first year warranty built into the consideration arrangement and is in accordance with the guidance provided in ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements.”

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. Upon adoption, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 during the second quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued an update to ASC 260, “Earnings Per Share” (“ASC 260”).  This update states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of ASC 260-40-45-61A during the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which is an amendment of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASU 2009-05 provides clarification for circumstances where a quoted price in an active market for the identical liability is not available.  In that situation, entities are required to measure fair value in one or more of the following techniques:

1)
A valuation technique that uses either a) the quoted price of the identical liability when traded as an asset or b) the quoted prices for similar liabilities or similar liabilities when traded as an asset.

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

In February 2010, the FASB issued ASU 2010-09, effective immediately, which amended ASC Topic 855. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The adoption of the provisions of ASC 2010-09 during the third quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In June 2009, the FASB issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011. Early application is not permitted. The Company does not expect the adoption of this update to ASC 810 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on a) vendor-specific objective evidence (VSOE), b) third-party evidence or c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of this update to ASC 605-25 on its financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”),which is an amendment of ASC 860, “Transfers and Servicing.”  This update will require more information about the transfer of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  This update will be effective for fiscal years beginning on or after November 15, 2009, which corresponds to the Company’s first quarter of fiscal 2011.  Early application is not permitted.  The Company does not expect the adoption of this update to ASC 860 to have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share- Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13”), which is an amendment of ASC 718, “Compensation—Stock Compensation.”  This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update will be effective for fiscal years and interim periods beginning on or after December 15, 2010, which corresponds to the Company’s fourth quarter of fiscal 2011.  Early application is permitted.  The Company currently accounts for the above mentioned share-based payment awards as equity, therefore the adoption of ASU 2010-13 will not have a material impact on its financial statements.

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

BioArray is a pioneer in the field of molecular immunohematology or the DNA analysis of blood for the purpose of transfusion. Through the development of technologies supported by a substantial patent portfolio of issued or pending patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor technology, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to qualitative and quantitative DNA and protein analysis.

Using this technology platform, BioArray developed complete assay solutions called the BeadChipTM system.  The BeadChip system includes BeadChips featuring proprietary array designs as well as a semi-automated instrument that reads and interprets test results. The ensuing integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. The Company believes this versatility makes the BeadChip format ideally suited to a wide scope of applications.

As of the acquisition date, the BeadChip system was being sold to and used by a number of customers in the U.S. for Research Use Only purposes, which does not require FDA approval. After the acquisition was finalized, the Company began expanding the footprint of the BeadChip system outside of the U.S., particularly in Western Europe.  The Company is in the process of developing the next generation molecular immunohematology instrument, which we believe, will facilitate the further commercialization of the BioArray solution.  The current plan is to have a Research Use Only instrument available in the first half of calendar 2011.

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

The following table details the purchase price allocation (in thousands):

Current assets	$8,097
Plant and equipment	1,534
Goodwill	58,783
Developed product technology	51,000
Deferred tax asset	21,580
Trademarks	1,600
Non-compete agreements	1,650
Total assets acquired	144,244
Deferred tax liability	(22,752)
Liabilities assumed	(6,328)
Total purchase price	$115,164

As of August 4, 2008, the Company made a preliminary determination of the amount of BioArray’s operating loss carry-forwards that will be available to reduce the Company’s future taxable income, based on the rules governing allowable carry-forward of losses when changes in ownership occur under Internal Revenue Code Section 382. This amount, which approximates $21.6 million, is recorded as a deferred tax asset. The net operating losses and credit carry-forwards will expire at various times between 2021 and 2028.  The Company has acquired intangible assets, not including goodwill, totaling approximately $54.3 million in this transaction.  The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $22.8 million to offset the future book amortization related to these intangibles.  None of the goodwill of approximately $58.8 million resulting from the acquisition of BioArray is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of BioArray’s products. The fair value of intangible assets was based, in part, on a valuation completed using an income approach. The rates used to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.5% to 15%. These discount rates were determined after consideration of the Company’s rate of return on equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition:

Intangible Asset	Fair Value	Useful Life

Developed product technology	$51,000	17 yrs.
Trademarks	1,600	17 yrs.
Non-compete agreements	1,650	5 yrs.
	$54,250

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

	Year Ended May 31,
	2009	2008

Revenue	$300,863	$262,930
Net Income	$73,633	$59,640

Earnings per common share – basic	$1.05	$0.85
Earnings per common share – diluted	$1.03	$0.84

IBG Immucor Limited

In June 2008, with the intent to sell its products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in, and the Company’s distributor for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2010	2009
	(in thousands)

Raw materials and supplies	$8,211	$8,506
Work in process	4,145	3,486
Finished goods	23,374	26,264
	$35,730	$38,256

4.	PROPERTY AND EQUIPMENT

	May 31,
	2010	2009
	(in thousands)
Land	$62	$59
Buildings and improvements	1,702	1,732
Leasehold improvements	15,167	12,905
Capital work-in-progress	3,377	5,085
Furniture and fixtures	3,521	2,916
Machinery and equipment	74,996	61,945
	98,825	84,642
Less accumulated depreciation	(49,656)	(41,181)
Property, plant and equipment – net	$49,169	$43,461

Depreciation expense was $12.3 million in fiscal year 2010, $9.6 million in fiscal year 2009, and $8.0 million in fiscal year 2008.

5.	GOODWILL

Changes in the carrying amount of goodwill for the year ended May 31, 2010 and 2009 were as follows:

	May 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$97,255	$36,758
Additions:
Acquisition of IBG	-	2,791
Acquisition of BioArray	-	58,783
Foreign currency translation adjustment and other	(2,919)	(1,077)
Balance at end of year	$94,336	$97,255

Goodwill is tested for impairment at the end of the third quarter of each fiscal year or earlier if a triggering event occurs. Testing for impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2010, 2009 and 2008.

6.	OTHER INTANGIBLE ASSETS

		May 31, 2010			May 31, 2009
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$1,013	$(502)	$511	$581	$(482)	$99
Distribution rights	10 yrs	4,492	(2,863)	1,629	4,492	(2,358)	2,134
Customer lists	16 yrs	4,819	(1,684)	3,135	4,911	(1,372)	3,539
Non-compete agreements	5 yrs	1,650	(605)	1,045	1,650	(275)	1,375
Developed product technology	17 yrs	51,086	(5,586)	45,500	51,095	(2,595)	48,500
Trademarks / tradenames	17 yrs	1,613	(186)	1,427	1,615	(93)	1,522
Total amortizable assets		64,673	(11,426)	53,247	64,344	(7,175)	57,169

Intangible assets not subject to amortization:
Deferred licensing costs		4,381	-	4,381	4,186	-	4,186
Total non-amortizable assets		4,381	-	4,381	4,186	-	4,186

Total other intangible assets		$69,054	$(11,426)	$57,628	$68,530	$(7,175)	$61,355

Distribution rights include costs amounting to $0.9 million, net, incurred in fiscal 2009 related to reacquiring the rights to BioArray’s technology from an organization that was formed during the time of the acquisition of BioArray, which was intended to commercialize BioArray’s technology in fields outside of blood transfusion and transplantation.

Amortization of intangible assets amounted to $4.3 million, $3.7 million and $0.4 million for the years ended May 31, 2010, 2009 and 2008, respectively. The following table presents our estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2011	4,308
2012	4,271
2013	3,856
2014	3,579
2015	3,524
Thereafter	33,709
$53,247

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2010	2009
	(in thousands)
Sales and other taxes payable	$4,205	$4,236
Salaries and wages	9,524	10,763
Professional fees and dealer commission	1,080	2,371
Royalties	497	297
Accruals for pricing discounts to dealers	220	219
Other accruals	1,852	2,367
Accrued expenses and other current liabilities	$17,378	$20,253

8.	DEFERRED REVENUE

As described in Note 1, many of the Company’s instrument sales contracts involve multiple deliverables with price guarantees, and revenues from these contracts are deferred and recognized over the term of the agreements which are generally five years.  The Company also defers revenue from service contracts over the term of the service agreements.

The additions to and recognition of deferred revenue for the year ended May 31, 2010 and May 31, 2009 were as follows:

	May 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$22,093	$24,156
Additions to deferred revenue from acquisitions	-	492
Additions to deferred revenue from new contracts	11,555	14,672
Revenue recognized during the year	(16,814)	(16,913)
Foreign currency translation adjustment	(153)	(314)
Balance at end of year	16,681	22,093
Less: Deferred Revenue - current portion	(8,994)	(11,222)
Deferred Revenue - non-current portion	$7,687	$10,871

Additions to deferred revenue from contracts decreased during fiscal 2010 as instruments were acquired more often through rental agreements than through sales.  Revenue related to rental agreements is recognized over the rental period.  These arrangements do not generate deferred revenue.

9.	OTHER LONG TERM LIABILITIES

	May 31,
	2010	2009
	(in thousands)
Severance indemnity for employees	$965	$968
Employment agreement at acquisition	135	280
Deferred leasehold improvement incentive	1,813	1,961
	2,913	3,209
Less current portion	(914)	(878)
Other long term liabilities	$1,999	$2,331

The Company credits leasehold improvement incentives received from landlords to rent expense over the remaining term of the lease agreement.

10.	COMMON STOCK

Reserved shares

At May 31, 2010, 2,948,265 shares of common stock were reserved for future issuance upon the vesting of restricted stock or the exercise of stock options that have previously been issued and are still outstanding under the Immucor, Inc. 2005 Long-Term Incentive Plan and previous plans.

Stock repurchased

During fiscal 2010, 2009 and 2008, the Company either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 18,921, 35,088 and 207,176 shares valued at $0.3 million, $1.0 million and $5.5 million, respectively, in compliance with the statutory tax withholding requirements.  The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

During fiscal 2009 and 2008, the Company also withheld 18,600 shares and 18,609 shares valued at $0.5 million and $0.5 million from certain option exercises where the option exercise price was paid by having shares withheld. No shares were withheld for this purpose in fiscal 2010.  These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

Stock repurchase program

The Company currently has a stock repurchase program approved by the Board of Directors. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the year ended May 31, 2010 and 2009, the Company spent $11.6 million and $6.7 million to repurchase 650,003 and 295,409 shares of its common stock at an average per share price of $17.78 and $22.52, respectively.  During the year ended May 31, 2008, the Company did not repurchase any shares of common stock under the repurchase program.  Since 1998, the Company has repurchased 9,178,356 shares of its common stock having an aggregate value of approximately $69.2 million. An aggregate of 2,196,644 shares were available for repurchase under the program as of May 31, 2010.

11.	SHARE–BASED COMPENSATION

Impact of share-based compensation on income statement

The following table shows total share-based compensation expense before and after the tax effect for the years ended May 31, 2010, 2009 and 2008, included in the consolidated statements of income:

	For the Year Ended May 31,
	2010	2009	2008
	(in thousands)

Pre-tax compensation expense	$5,946	$5,904	$3,678
After tax compensation expense	$4,143	$4,374	$2,629

Valuation method used and assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, the expected volatility of the Company's stock, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of options at the grant date using the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate (1)	2.15%	3.13%	4.82%
Expected volatility (2)	45.47%	42.41%	40.37%
Expected life (years) (3)	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
3.
Represents the period of time options are expected to remain outstanding.  As the Company has so far only awarded “plain vanilla options” as described by ASC 718-10-S99, “Compensation – Stock Compensation: Overall: SEC Materials,” the Company used the “simplified method” for determining the expected life of the options granted. The simplified method calculates expected term as the sum of the vesting term and the original contractual term divided by two. The Company will continue to use the simplified method until such time that it has sufficient historical data for options with six-year contractual terms to estimate the expected term of share-based awards.

4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Plan summary

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Company’s preexisting stock option plans that have been frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. The Company’s shareholders approved 3,600,000 shares of the Company’s common stock to be used for grants under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options.  Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a 6-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

Stock option activity

Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods. Activity for the Company’s option plans was as follows for the years ended May 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2007	3,570,914	$5.63	4.9	$92,665

Granted	482,935	$29.30
Exercised	(1,248,219)	$2.55
Forfeited	(46,279)	$25.61
Expired	(309,410)	$1.36
Outstanding at May 31, 2008	2,449,941	$12.03	4.9	$37,551

Granted	866,995	$27.08
Exercised	(639,274)	$5.79
Forfeited	(78,566)	$26.53
Expired	(43,000)	$11.51
Outstanding at May 31, 2009	2,556,096	$18.26	4.4	$9,948

Granted	362,531	$17.00
Exercised	(52,350)	$6.41
Forfeited	(141,255)	$25.57
Expired	(64,925)	$25.10
Outstanding at May 31, 2010	2,660,097	$17.77	3.7	$14,611

Exercisable at May 31, 2010	1,711,401	$14.47	3.3	$13,622

1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of options) of in-the-money options.

The weighted-average grant-date fair value of share options granted during fiscal years 2010, 2009 and 2008 was $6.55, $10.35 and $11.53, respectively.  The total intrinsic value of share options exercised during fiscal years 2010, 2009 and 2008 was $0.7 million, $14.7 million and $33.3 million, respectively.

As of May 31, 2010, there was $6.3 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through May 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.4 years.

On April 21, 2009, the Compensation Committee approved the acceleration of the vesting of the stock options issued on June 8, 2007 to all employees other than officers of the Company.  This action added approximately $0.9 million to the total compensation expense for fiscal 2009.

At May 31, 2010, 2009 and 2008, options for 1,711,401, 1,443,647 and 1,793,555 shares of common stock were exercisable, at weighted average exercise prices of $14.47, $11.65 and $6.77, respectively.  In fiscal 2010, 2009 and 2008, all options were granted with an exercise price that agreed to the fair value of the shares at the date of grant.

The following table as of May 31, 2010 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
$0.01	-	$5.00	437,960	$1.30	1.7	437,960	$1.30
5.01	-	10.00	381,237	6.12	3.8	381,237	6.12
10.01	-	20.00	544,104	17.03	4.6	205,965	17.53
20.01	-	25.00	218,172	20.56	5.0	172,472	20.23
25.01	-	30.00	930,116	27.85	3.7	456,807	28.34
30.01	-	35.00	148,508	31.68	3.9	56,960	31.85
			2,660,097	$17.77	3.7	1,711,401	$14.47

Restricted stock activity

The following is a summary of the changes in unvested restricted stock for the fiscal years ended May 31, 2010, 2009 and 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2007	112,590	$17.51
Granted	48,055	29.23
Vested	(27,038)	18.32
Forfeited	(9,316)	20.40
Nonvested stock outstanding at May 31, 2008	124,291	$21.65

Granted	57,055	26.90
Vested	(30,120)	20.93
Forfeited	(10,036)	24.55
Nonvested stock outstanding at May 31, 2009	141,190	$23.72

Granted	251,512	16.27
Vested	(72,501)	21.23
Forfeited	(32,033)	17.45
Nonvested stock outstanding at May 31, 2010	288,168	$18.54

The total fair value of restricted shares vested was $1.5 million, $0.8 million and $0.8 million during fiscal years ended May 31, 2010, 2009 and 2008, respectively.

As of May 31, 2010, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through August 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.4 years.

Shares available for future grants

As of May 31, 2010, a total of 1,447,474 shares were available for future grants. There is no limitation on the number of available shares that can be used for non-incentive stock options.  However, no more than 1,363,108 shares may be used for restricted stock.

12.	INCOME TAXES

Sources of income before income taxes are summarized below (in thousands):

	Year Ended May 31,
	2010	2009	2008
Domestic Operations	$105,181	$107,843	$102,481
Foreign Operations	20,031	9,138	9,187
Income before income taxes	$125,212	$116,981	$111,668

The provision for income taxes is summarized as follows (in thousands):

	Year Ended May 31,
	2010	2009	2008
Current:
Federal	$30,706	$33,347	$34,513
Foreign	6,080	4,606	4,511
State	905	2,851	2,870
	37,691	41,894	41,894

Deferred:
Federal	4,134	91	(1,231)
Foreign	279	(626)	(287)
State	525	529	(162)
	4,938	(6)	(1,680)
Provision for income taxes	$42,629	$40,798	$40,214

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets as follows:  Belgium, $1.1 million; Japan, $0.6 million; France, $1.0 million; and BioArray, $4.0 million related to state net operating losses.  Net operating loss carry-forwards for France and Belgium do not expire; operating loss carry-forwards for Japan expire beginning in 2012; federal operating loss carry-forwards for BioArray of $12.5 million expire beginning in 2023; certain state operating loss carry-forwards for BioArray expire beginning in 2010 and are subject to a full valuation allowance; and credit carry-forwards of $2.2 million for BioArray expire beginning in 2021.

The tax effects of significant items comprising the Company’s net deferred tax assets at May 31, 2010 and 2009 are as follows (in thousands):

	Year Ended May 31,
	2010	2009
Deferred tax liabilities:
Intangibles	$(23,007)	$(23,303)
Property, Plant & Equipment	(2,075)	(2,539)
Prepaids and other	(457)	(428)
Deferred tax assets:
Reserves not currently deductible	4,191	4,913
Deferred revenue	4,027	4,690
Compensation expense	4,190	2,678
Operating loss carry-forwards	19,291	21,672
Credit carry-forwards	2,770	2,253
Other	5,081	6,008
Uniform capitalization	684	535
	14,695	16,479
Valuation allowance	(6,716)	(6,134)
Net deferred tax assets	$7,979	$10,345

Deferred taxes are not provided for temporary differences of approximately $43.3 million, $31.3 million and $23.6 million as of May 31, 2010, 2009 and 2008, respectively, representing cumulative earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2010	2009	2008
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	3
Production activity deduction	(2)	(2)	(1)
Tax exempt interest	-	-	(1)
Change in deferred tax valuation allowance	-	-	1
Change in analysis of uncertain income tax positions	(1)	-	-
Other	(1)	(1)	(1)
Effective tax rate	34%	35%	36%

The Company adopted an update to ASC 740, “Income Taxes,” on July 1, 2007. The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.0 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve-month period ending May 31, 2011.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $0.1 million in gross accrued interest expense during fiscal 2010 and in total, as of May 31, 2010, has recognized a liability for interest of $0.6 million. The Company has not recognized any accrued penalties since adoption of the update to ASC 740, “Income Taxes.”.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2009 and May 31, 2008 remain subject to examination by U.S. tax authorities. The audit of the Company’s U.S. income tax return for the fiscal year ended May 31, 2007 was completed in the fiscal year ended May 31, 2009.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, which is included in income taxes payable on the balance sheet, for the years ended May 31, 2010 and 2009 in (thousands):

Unrecognized tax benefit - June 1, 2009	$10,776
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	-
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	-
Gross increases in unrecognized tax benefits as a result of tax positions taken during current period	1,172
Gross decreases in unrecognized tax benefits as a result of tax positions taken during current period	-
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	(3,855)
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	-
Unrecognized tax benefit - May 31, 2010	$8,093

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with ASC 260, “Earnings per Share” (“ASC 260”).  Basic earnings per common share are calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common share are calculated by dividing net income by weighted-average common shares plus dilutive potential common shares outstanding during the period.  The following table details the calculation of basic and diluted earnings per share:

	Year Ended May 31,
	2010	2009	2008
	(Shares and $ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$82,583	$76,183	$71,454

Denominator:
For basic earnings per share
- weighted average shares basis	70,062	70,382	69,867
Effect of dilutive stock options	584	786	1,242
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,646	71,168	71,109

Earnings per common share – basic	$1.18	$1.08	$1.02
Earnings per common share – diluted	$1.17	$1.07	$1.00

The effect of 1,652,275, 1,135,711 and 46,990 out-of-the-money options was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2010, 2009 and 2008, respectively.

On June 7, 2010, the Company, under an annual group award, issued options to employees to purchase 213,441 shares of common stock at an exercise price of $19.10 per share, which was the closing price on the date of the grant. The Company also issued 211,865 shares of restricted stock. These options and restricted stock are excluded in calculating the above diluted earnings per share as they were issued subsequent to year end but may have a dilutive effect on future earnings per share calculations.

14.	DOMESTIC AND FOREIGN OPERATIONS

The Company’s operations and segments are organized around geographic areas. The foreign locations principally function as distributors of products developed and manufactured by the Company in the United States and Canada. Effective August 4, 2008, U.S. operations also includes the operations of BioArray, which was acquired during the first quarter of fiscal 2009. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across the segments.  Intersegment sales are recorded at market price and are eliminated in consolidation.

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2010, 2009 and 2008 is summarized below (in thousands):

	For the Year Ended May 31, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$159,779	$29,525	$9,644	$8,762	$-	$207,710
Affiliates	4,870	4,892	280	-	(10,042)	-
Total	164,649	34,417	9,924	8,762	(10,042)	207,710
Capture revenues:
Unaffiliated customers	47,911	22,818	5,045	1,229	-	77,003
Affiliates	6,752	2,965	-	-	(9,717)	-
Total	54,663	25,783	5,045	1,229	(9,717)	77,003
Net instrument revenues:
Unaffiliated customers	25,522	11,116	2,297	745	-	39,680
Affiliates	4,326	6,537	-	-	(10,863)	-
Total	29,848	17,653	2,297	745	(10,863)	39,680
Net molecular immunohematology revenues:
Unaffiliated customers	3,043	1,637	-	-	-	4,680
Affiliates	1,343	114	-	-	(1,457)	-
Total	4,386	1,751	-	-	(1,457)	4,680

Net Sales	253,546	79,604	17,266	10,736	(32,079)	329,073

Income from operations	105,447	9,698	8,186	1,596	415	125,342

Depreciation	7,879	3,956	328	128	-	12,291
Amortization	4,034	162	-	82	-	4,278
Income tax expense	36,271	3,214	2,879	-	265	42,629
Interest income	221	177	55	1	-	454
Capital expenditures	5,753	361	148	42	-	6,304
Property & equipment, net	36,334	10,945	1,595	295	-	49,169
Goodwill	73,881	6,235	8,360	5,860	-	94,336
Total assets at period end	594,005	69,151	31,265	20,072	(194,659)	519,834

	For the Year Ended May 31, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$155,610	$26,445	$8,826	$8,396	$-	$199,277
Affiliates	5,355	4,286	371	-	(10,012)	-
Total	160,965	30,731	9,197	8,396	(10,012)	199,277
Capture revenues:
Unaffiliated customers	39,276	20,793	3,246	830	-	64,145
Affiliates	6,786	2,837	-	-	(9,623)	-
Total	46,062	23,630	3,246	830	(9,623)	64,145
Net instrument revenues:
Unaffiliated customers	22,887	9,414	1,736	635	-	34,672
Affiliates	5,342	6,892	-	-	(12,234)	-
Total	28,229	16,306	1,736	635	(12,234)	34,672
Net molecular immunohematology revenues:
Unaffiliated customers	2,303	150	-	-	-	2,453
Affiliates	224	8	-	-	(232)	-
Total	2,527	158	-	-	(232)	2,453

Net Sales	237,783	70,825	14,179	9,861	(32,101)	300,547

Income (loss) from operations	108,691	3,292	5,146	288	(459)	116,958

Depreciation	5,623	3,537	234	173	-	9,567
Amortization	3,386	277	-	76	-	3,739
Income tax (benefit) expense	36,818	2,130	1,997	-	(147)	40,798
Interest income	921	833	199	4	-	1,957
Capital expenditures	3,253	4,701	599	49	-	8,602
Property & equipment, net	30,625	10,855	1,699	282	-	43,461
Goodwill	76,586	7,089	7,981	5,599	-	97,255
Total assets at period end	524,397	70,979	24,706	17,901	(186,643)	451,340

	For the Year Ended May 31, 2008
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$137,389	$24,188	$9,726	$7,785	$-	$179,088
Affiliates	5,689	3,720	297	-	(9,706)	-
Total	143,078	27,908	10,023	7,785	(9,706)	179,088
Capture revenues:
Unaffiliated customers	33,979	15,766	3,105	522	-	53,372
Affiliates	6,763	2,371	-	-	(9,134)	-
Total	40,742	18,137	3,105	522	(9,134)	53,372
Net instrument revenues:
Unaffiliated customers	16,452	8,519	1,583	488	-	27,042
Affiliates	2,724	3,789	-	-	(6,513)	-
Total	19,176	12,308	1,583	488	(6,513)	27,042
Net collagen revenues:
Unaffiliated customers	1,697	-	-	-	-	1,697
Affiliates	-	-	-	-	-	-
Total	1,697	-	-	-	-	1,697

Net Sales	204,693	58,353	14,711	8,795	(25,353)	261,199

Income (loss) from operations	99,708	2,332	5,848	(240)	95	107,743

Depreciation	4,235	3,513	211	61	-	8,020
Amortization	289	-	-	67	-	356
Restructuring expenses	646	-	-	-	-	646
Income tax expense	35,990	2,098	2,091	-	35	40,214
Interest income	3,182	851	227	3	-	4,263
Capital expenditures	6,298	4,924	260	91	-	11,573
Property & equipment, net	24,429	10,130	1,434	433	-	36,426
Goodwill	17,803	5,077	8,804	5,074	-	36,758
Total assets at period end	315,921	62,390	22,824	16,917	(53,102)	364,950

The Company had net export sales to unaffiliated customers (in thousands):

	For the Year Ended May 31,
	2010	2009	2008
	(In thousands)
United States	$5,378	$5,036	$6,254
Germany	5,947	5,657	6,734
Canada	2,073	1,794	1,873
Total net export sales	$13,398	$12,486	$14,861

15.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements.  The Company matches a portion of employee contributions, which vest immediately.  During the years ended May 31, 2010, 2009 and 2008, the Company’s matching contributions to the plan were approximately $0.9 million, $0.8 million and $0.7 million, respectively.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees.  The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years.  During each of the years ended May 31, 2010, 2009 and 2008, the Company’s matching contributions to the plan remained constant at approximately $0.1 million.

16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the United States, the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. Outside the United States, the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2017. The total leasing expense for the Company was $3.8 million in fiscal 2010, $3.7 million in fiscal 2009 and $3.2 million in fiscal 2008.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2010 (in thousands):

Year Ending May 31:
2010	$3,063
2011	$2,717
2012	$2,410
2013	$2,116
2014	$2,022
Thereafter	$2,166
$14,494

Contingencies

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition.  The FTC letter requested that we provide certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then.  In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required us to provide certain additional information within the same general scope of its previous requests. The FTC has also required that we provide to them the documents we provide to the Department of Justice (see below). We have been cooperating with the FTC and we intend to continue cooperating, and we are assured that the issuance of a formal CID does not indicate any dissatisfaction with our cooperation. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

In April 2009, we received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring us to produce documents for the period beginning September 1, 2000 through April 23, 2009, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. We have been cooperating with the DOJ and we intend to continue cooperating. At this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Beginning in May 2009, a series of class action lawsuits has been filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1 of the fiscal 2010 Form 10-K. All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Private securities litigation in the United States District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company's Common Stock between October 19, 2005 and June 25, 2009. This case is identified in Exhibit 99.1 of the fiscal 2010 Form 10-K. The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company will defend the case vigorously. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
						Earnings Per
			Income		Earnings	Common Share -
Fiscal Year	Net	Gross	from	Net	Per Common	Assuming
Ended	Sales	Profit	Operations	Income	Share	Dilution

May 31, 2010
First Quarter	$83,071	$59,689	$33,342	$21,333	$0.30	$0.30
Second Quarter	82,570	58,139	30,662	19,702	$0.28	$0.28
Third Quarter	80,499	55,714	30,874	20,061	$0.29	$0.28
Fourth Quarter	82,933	60,182	30,464	21,487	$0.31	$0.30
	$329,073	$233,724	$125,342	$82,583	$1.18	$1.17

May 31, 2009
First Quarter	$73,176	$53,425	$30,625	$19,956	$0.28	$0.28
Second Quarter	73,021	53,558	27,862	17,338	$0.25	$0.24
Third Quarter	75,309	53,789	29,298	19,457	$0.28	$0.27
Fourth Quarter	79,041	55,239	29,173	19,432	$0.28	$0.27
	$300,547	$216,011	$116,958	$76,183	$1.08	$1.07

The sum of the quarterly amounts of earnings per common share and diluted earnings per common share for the fiscal years ended May 31, 2010 and 2009 is different than the total due to rounding.

Item 8. — Financial Statements and Supplementary Data (Continued).

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts
Years ended May 31, 2010, 2009 and 2008

	Beginning Balance	Additions to Expense	Deductions	Ending Balance
2010
Allowance for doubtful accounts	$2,179	$361	$(418)	$2,122
Deferred income tax valuation allowance	$6,134	$582	$-	$6,716

2009
Allowance for doubtful accounts	$2,024	$848	$(693)	$2,179
Deferred income tax valuation allowance	$3,042	$3,092	$-	$6,134

2008
Allowance for doubtful accounts	$1,726	$423	$(125)	$2,024
Provision for restructuring expense	$443	$-	$(443)	$-
Deferred income tax valuation allowance	$2,644	$398	$-	$3,042

Note 1:	“Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. — Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on their evaluation as of May 31, 2010, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2010. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2010. Immucor’s management has concluded that, as of May 31, 2010, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

Grant Thornton LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears in Item 8 immediately before the Consolidated Financial Statements.

/s/ Dr. Gioacchino DeChirico	/s/ Richard A. Flynt

Dr. Gioacchino DeChirico	Richard A. Flynt
President and Chief Executive Officer	Vice President — Chief Financial Officer

Item 9B. — Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. — Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. — Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. — Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. — Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Schedule II — Valuation and Qualifying Accounts.

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

3.1	Amended and Restated Articles of Incorporation dated September 7, 2006 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s quarterly report on Form 10-Q filed on October 4, 2008).

4.1
Amended and Restated Shareholder Rights Agreement dated as of November 20, 2001 between Immucor, Inc. and Computershare Trust Company, N.A. (as successor for EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s quarterly report on Form 10-Q filed on January 14, 2002).

4.2
Amendment No. 1, dated January 27, 2009, to the Amended and Restated Shareholder Rights Agreement, dated as of November 20, 2001, between Immucor, Inc. and Computershare Trust Company, N.A. (as successor for EquiServe Trust Company, N.A.), as Rights Agent (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009).

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

10.13-1*
Amendment No. 1 to Employment Agreement, dated May 1, 2004, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.22 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

10.13-2*
Amendment to Employment Agreement, dated June 1, 2007, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 25, 2007).

10.14*	Employment Agreement dated April 1, 2007, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on April 5, 2007).

10.15*
Employment Agreement by and between the Company and Richard A. Flynt, effective December 10, 2007 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on November 21, 2007).

10.16*
Employment Agreement by and between the Company and Geoffrey S. Crouse, effective August 3, 2009 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on July 16, 2009).

10.17*	Fiscal Year 2009 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 28, 2008).

10.18*	Fiscal Year 2010 Bonus and Long-Term Incentive Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on June 10, 2009).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary of Lawsuits

*	Denotes a management contract or compensatory plan or arrangement.

**	Filed or furnished herewith

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
July 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)
July 23, 2010

/s/ Richard A. Flynt
Richard A. Flynt, Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
July 23, 2010

/s/ James Clouser
James Clouser, Director
July 23, 2010

/s/ Paul Holland
Paul Holland, Director
July 23, 2010

/s/ Ronny Lancaster
Ronny Lancaster, Director
July 23, 2010

/s/ Paul Mintz
Paul Mintz, Director
July 23, 2010

/s/ Chris Perkins
Chris Perkins, Director
July 23, 2010

/s/ Joseph E. Rosen
Joseph E. Rosen, Director
July 23, 2010

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