Form 10-K/A
period 2010-05-31
IMMUCOR INC
filed 2010-07-26
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

Our annual report on Form 10-K for the fiscal year ended May 31, 2010 (the “Original Filing”) was filed with the Securities and Exchange Commission on July 23, 2010. The only purpose of this Amendment No. 1 on Form 10-K/A is to include the conformed signature on Grant Thornton LLP’s consent filed as Exhibit 23.1 to the Original Filing. Grant Thornton had manually signed the consent but the page filed with the Original Filing failed to indicate that signature.  No other items of the Original Filing are being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

By:  /s/ Dr. GIOACCHINO DE CHIRICO
Dr. Gioacchino De Chirico, President and Chief Executive Officer
(Principal Executive Officer)
July 26, 2010