Form 10-Q
period 2010-08-31
IMMUCOR INC
filed 2010-10-07
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   August 31, 2010

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

As of September 30, 2010: Common Stock, $0.10 Par Value – 70,007,384

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	August 31, 2010	May 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$230,513	$202,649
Trade accounts receivable, net of allowance for doubtful accounts of $2,315 and $2,122 at August 31, 2010 and May 31, 2010, respectively	61,166	59,578
Inventories	34,598	35,730
Deferred income tax assets, current portion	14,822	14,807
Prepaid expenses and other current assets	4,484	4,832
Total current assets	345,583	317,596

PROPERTY AND EQUIPMENT, Net	50,582	49,169
GOODWILL	94,963	94,336
INTANGIBLE ASSETS, Net	57,094	57,628
DEFERRED INCOME TAX ASSETS	536	540
OTHER ASSETS	593	565
Total assets	$549,351	$519,834

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,357	$7,973
Accrued expenses and other current liabilities	15,378	17,378
Income taxes payable	20,334	12,312
Deferred revenue, current portion	8,623	8,994
Total current liabilities	50,692	46,657

DEFERRED REVENUE	7,280	7,687
DEFERRED INCOME TAX LIABILITIES	7,390	7,368
OTHER LONG-TERM LIABILITIES	1,992	1,999
Total liabilities	67,354	63,711
COMMITMENTS AND CONTINGENCIES (Note 9)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 69,980,387 and 69,912,449 shares at August 31, 2010 and May 31, 2010, respectively	6,998	6,991
Additional paid-in capital	37,678	36,256
Retained earnings	431,244	409,825
Accumulated other comprehensive income	6,077	3,051
Total shareholders' equity	481,997	456,123
Total liabilities and shareholders' equity	$549,351	$519,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	August 31,	August 31,
	2010	2009

NET SALES	$83,641	$83,071
COST OF SALES (exclusive of amortization shown separately below)	23,974	23,382
GROSS MARGIN	59,667	59,689

OPERATING EXPENSES:
Research and development	4,425	3,823
Selling and marketing	9,142	9,464
Distribution	4,032	3,506
General and administrative	8,786	8,487
Amortization expense	1,080	1,067
Total operating expenses	27,465	26,347

INCOME FROM OPERATIONS	32,202	33,342

NON-OPERATING INCOME (EXPENSE):
Interest income	213	190
Interest expense	(14)	(5)
Other, net	97	30
Total non-operating income	296	215

INCOME BEFORE INCOME TAXES	32,498	33,557
PROVISION FOR INCOME TAXES	11,079	12,224
NET INCOME	$21,419	$21,333

Earnings per share:
Per common share - basic	$0.31	$0.30
Per common share - diluted	$0.30	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, May 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123
Shares issued under employee stock plan	86	9	(2)	-	-	7
Share-based compensation expense	-	-	1,739	-	-	1,739
Stock repurchases and retirements	(18)	(2)	(349)	-	-	(351)
Tax benefits related to share-based compensation	-	-	34	-	-	34
Comprehensive income:
Foreign currency translation adjustments	-	-	-	-	3,026	3,026
Net income	-	-	-	21,419	-	21,419
Total comprehensive income						24,445

BALANCE, August 31, 2010	69,980	$6,998	$37,678	$431,244	$6,077	$481,997

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	August 31,	August 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$21,419	$21,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,383	3,927
Loss on retirement of fixed assets	219	11
Provision for doubtful accounts	402	62
Share-based compensation expense	1,739	1,351
Deferred income taxes	(13)	107
Excess tax benefit from share-based compensation	(34)	(167)
Changes in operating assets and liabilities:
Accounts receivable, trade	(936)	489
Income taxes	7,931	8,103
Inventories	(1,819)	(6,109)
Other assets	458	(728)
Accounts payable	(1,709)	2,018
Deferred revenue	(827)	(1,091)
Accrued expenses and other liabilities	(2,317)	(4,779)
Cash provided by operating activities	28,896	24,527

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,219)	(3,552)
Cash used in investing activities	(1,219)	(3,552)

FINANCING ACTIVITIES:
Repurchase of common stock	(351)	(6,185)
Proceeds from exercise of stock options	7	-
Excess tax benefit from share-based compensation	34	167
Cash used in financing activities	(310)	(6,018)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	497	1,071
INCREASE IN CASH AND CASH EQUIVALENTS	27,864	16,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,649	136,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,513	$152,489

SUPPLEMENTAL INFORMATION:
Tax paid	$3,154	$4,015
Interest paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	3,324	3,115

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business
Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, clinical laboratories and donor centers in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood used for the purpose of blood transfusion. The Company operates facilities in the United States, Canada, Western Europe and Japan.  The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries.

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented.  These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements present results of operations for the three months ended August 31, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2011, or any other period.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	INVENTORIES

	August 31, 2010	May 31, 2010
	(in thousands)
Raw materials and supplies	$8,301	$8,211
Work in process	4,132	4,145
Finished goods	22,165	23,374
	$34,598	$35,730

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

3.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2011, in compliance with statutory tax withholding requirements, the Company reacquired from certain restricted shareholders an aggregate of 18,265 shares valued at $0.4 million. During the first quarter of fiscal 2010, the Company similarly either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 9,481 shares valued at $0.2 million. The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

4.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

No repurchases were made during the three months ended August 31, 2010.  During the three months ended August 31, 2009, approximately 350,000 shares were repurchased in the open market under the 1998 repurchase plan for $6.0 million.  Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of August 31, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

5.	SHARE-BASED COMPENSATION

Plan summary

During the first three months of fiscal 2011, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of August 31, 2010, awards for 2,637,142 shares have been granted under the 2005 Plan and 962,858 shares are still available for future awards, all of which can be awarded as restricted shares. The option exercise price is the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three months ended August 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	August 31,	August 31,
	2010	2009
Risk-free interest rate (1)	1.57%	2.17%
Expected volatility (2)	43.41%	45.53%
Expected life (years) (3)	4.25	4.25
Expected dividend yield (4)	-	-

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
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

Stock option activity

The options granted under the 2005 Plan during the three months ended August 31, 2010 have a six-year term with vesting of 25% at each anniversary of the issuance date  The Company has not granted any option awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in outstanding options for the three months ended August 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2010	2,660,097	$17.77
Granted (2)	340,963	$18.96
Exercised (3)	(5,243)	$1.13
Forfeited	(16,448)	$24.25
Expired	(17,897)	$25.18
Outstanding at August 31, 2010	2,961,472	$17.85	3.7	$11,721

Exercisable at August 31, 2010	1,950,347	$15.66	3.1	$11,476

(1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).

(2)	The weighted-average grant-date fair value of share options granted during the first three months of fiscal years 2011 and 2010 was $7.09 and $6.31, respectively.
(3)	The total intrinsic value of share options exercised during the first three months of fiscal year 2011 was $0.1 million. No options were exercised during the first three months of fiscal 2010.

As of August 31, 2010, there was $7.4 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through July 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.6 years.

Restricted stock activity

The restricted stock granted under the 2005 Plan during the three months ended August 31, 2010 vests 20% at each anniversary of the issuance date.  The Company has not granted any share awards with market or performance conditions. Compensation costs for restricted stock with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in nonvested restricted stock for the three months ended August 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2010	288,168	$18.54
Granted	211,865	$19.10
Vested	(80,960)	$18.67
Forfeited	(7,003)	$18.17
Nonvested stock outstanding at August 31, 2010	412,070	$18.81

The total fair value of restricted shares vested was $1.7 million and $0.9 million during the three months ended August 31, 2010 and 2009, respectively.

As of August 31, 2010, there was $7.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 4.0 years.

6.	COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2010	2009

Net income	$21,419	$21,333
Net foreign currency translation adjustments	3,026	1,254
Comprehensive income	$24,445	$22,587

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with ASC 260, “Earnings per Share.” Basic earnings per common share is calculated by dividing net income by weighted-average common shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows (in thousands, except per share data):

	Three Months Ended
	August 31,	August 31,
	2010	2009

Numerator for basic and diluted earnings per share:
Net Income	$21,419	$21,333
Denominator:
For basic earnings per share
- weighted average shares basis	69,975	70,397
Effect of dilutive stock options and restricted stock	542	486
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,517	70,883

Earnings per common share – basic	$0.31	$0.30
Earnings per common share – diluted	$0.30	$0.30

The effect of 1,852,036 and 1,915,910 out-of-the-money options for the quarters ended August 31, 2010 and 2009, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

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

Segment information for the three months ended August 31, 2010 and 2009 is summarized below (in thousands).

	For the Three Months Ended August 31, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,898	$6,850	$2,535	$2,338	$-	$49,621
Affiliates	1,043	1,184	59	-	(2,286)	-
Total	38,941	8,034	2,594	2,338	(2,286)	49,621
Capture revenues:
Unaffiliated customers	14,416	5,582	1,273	373	-	21,644
Affiliates	1,772	757	-	-	(2,529)	-
Total	16,188	6,339	1,273	373	(2,529)	21,644
Net instrument revenues:
Unaffiliated customers	6,604	3,315	750	277	-	10,946
Affiliates	571	2,114	-	-	(2,685)	-
Total	7,175	5,429	750	277	(2,685)	10,946
Net molecular immunohematology revenues:
Unaffiliated customers	883	547	-	-	-	1,430
Affiliates	257	283	-	-	(540)	-
Total	1,140	830	-	-	(540)	1,430

Net Sales	63,444	20,632	4,617	2,988	(8,040)	83,641

Income (loss) from operations	26,670	2,654	2,170	724	(16)	32,202

Depreciation	2,155	1,029	87	32	-	3,303
Amortization	1,020	39	-	21	-	1,080
Income tax expense	9,371	888	744	75	1	11,079
Interest income	72	114	26	1	-	213
Capital expenditures	1,056	33	56	74	-	1,219
Property & equipment, net	36,876	11,769	1,576	361	-	50,582
Goodwill	73,881	6,500	8,221	6,361	-	94,963
Total assets at period end	620,342	77,056	31,576	22,148	(201,771)	549,351

	For the Three Months Ended August 31, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$42,841	$7,276	$2,385	$2,217	$-	$54,719
Affiliates	1,241	1,239	46	-	(2,526)	-
Total	44,082	8,515	2,431	2,217	(2,526)	54,719
Capture revenues:
Unaffiliated customers	11,102	5,697	1,260	244	-	18,303
Affiliates	1,652	730	-	-	(2,382)	-
Total	12,754	6,427	1,260	244	(2,382)	18,303
Net instrument revenues:
Unaffiliated customers	5,855	2,810	556	71	-	9,292
Affiliates	1,412	1,316	-	-	(2,728)	-
Total	7,267	4,126	556	71	(2,728)	9,292
Net molecular immunohematology revenues:
Unaffiliated customers	647	110	-	-	-	757
Affiliates	96	-	-	-	(96)	-
Total	743	110	-	-	(96)	757

Net Sales	64,846	19,178	4,247	2,532	(7,732)	83,071

Income from operations	28,698	2,152	2,070	188	234	33,342

Depreciation	1,746	1,009	66	39	-	2,860
Amortization	1,006	41	-	20	-	1,067
Income tax expense	10,489	809	727	-	199	12,224
Interest income	123	57	9	1	-	190
Capital expenditures	2,611	928	5	8	-	3,552
Property & equipment, net	33,773	10,921	1,635	258	-	46,587
Goodwill	76,586	7,186	7,968	5,763	-	97,503
Total assets at period end	547,285	75,349	25,956	18,112	(193,370)	473,332

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended
	August 31,	August 31,
	2010	2009

United States	$1,508	$1,337
Europe	1,669	1,404
Canada	599	591
Total net export sales	$3,776	$3,332

9.	COMMITMENTS AND CONTINGENCIES

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

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Private securities litigation in the United States District Court for the Northern District of Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company's Common Stock between October 19, 2005 and June 25, 2009. The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. There has been no discovery and no determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company will defend the case vigorously. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2011

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The adoption of this update to ASC 810 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which is an amendment of ASC 860, “Transfers and Servicing.”  This update requires more information about the transfer of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  This update is effective for fiscal years beginning on or after November 15, 2009. The adoption of ASU 2009-16 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”), which is an amendment of ASC 718, “Compensation—Stock Compensation.  This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years and interim periods beginning on or after December 15, 2010, however, early application is permitted.  The adoption of ASU 2010-13 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted, however, the Company does not intend to adopt early.  The Company is currently evaluating the impact of the adoption of this update to ASC 605-25 on its financial statements.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning.  We sometimes use forward-looking statements in discussions of our business, for example, when discussing future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Some of the statements in this report are such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: the outcome of the administrative action (“notice of intent to revoke our biological license”) received from the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; lower industry blood demand and the subsequent impact on the business; lower than expected demand for the Company’s instruments, including the new NEO; the decision of customers to defer capital spending; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the failure of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of the NEO as well as the molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; the inability of the Company’s Japanese subsidiary as well as our molecular immunohematology operations to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigations by the Department of Justice and the Federal Trade Commission, and the related customer and shareholder lawsuits; the Company’s inability to protect its intellectual property, particularly as to the molecular immunohematology products, or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010 as filed with the SEC on July 23, 2010 as such risk factors may be revised or expanded in this report.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, donor centers and reference laboratories for testing to detect and identify certain properties of human blood for the purpose of blood transfusions. We have manufacturing facilities in the United States (“U.S.”) and Canada and sell our products through our direct sales networks in the U.S., Canada, Western Europe and Japan as well as through third-party distributors in other markets.

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S. the Patient Protection and Affordable Care Act was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed, delivered and paid for in the U.S.  Included in the legislation is a 2.3% excise tax on medical device makers beginning in 2013.

In the markets of Western Europe, the testing of donor and patient blood for the purpose of transfusion is primarily automated. However, in the U.S., we estimate approximately 60% of laboratories perform this testing manually today. These laboratories are primarily in the small- to medium-sized hospital segment.

Our strategy is to drive automation in the blood bank with the goal of improving the blood bank’s operations as well as patient safety. We continually innovate to ensure our automation offerings are competitive. We offer two fully automated instruments for serology testing – NEO™ and Echo® – to meet the different needs of our customers depending upon the volume in their laboratory and the complexity of the testing required. All of our serology instrumentation uses Capture® technology, our proprietary reagents, as well as traditional reagents to perform automated testing.

In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument, NEO. Targeted at large hospitals, donor centers and reference laboratories, NEO replaces our previous high volume serology instrument, Galileo®, and due to added functionality, we believe NEO is a more attractive instrument for the hospital market. We believe that NEO delivers the market’s highest type-and-screen throughput and broadest test menu as well as new STAT priority functionality for improved workflow.

Launched worldwide in 2007, Echo, our third generation automated instrument, is a compact bench top, fully-automated walk-away serology instrument that meets the needs of the small- to medium-sized hospital market as well as integrated delivery networks that want to standardize the operations of their laboratories. Echo offers an extensive test menu and significant labor reduction while increasing productivity and patient safety. Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry.

In August 2008, we invested in what we believe will be the future of the blood bank – molecular immunohematology – with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray pioneered the development of DNA typing of blood for transfusion. With the goal of improving transfusion medicine, we believe that molecular immunohematology will revolutionize blood bank operations. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, we believe that our molecular technology allows testing to prevent alloimmunization for better patient care. We are currently working on the next generation automated instrument, which we believe will allow for the further commercialization of our molecular immunohematology technology. Our current timeline is to have a Research Use Only instrument available in the first half of calendar 2011.

Recent Developments

A significant recent development is the development of the next generation automated molecular instrument to facilitate the full scale commercialization of our acquired molecular immunohematology offering, which is discussed above under “Our Business.” The following discusses other recent developments in our business.

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

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow up to a warning letter that we received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up inspection in January 2009. In early calendar 2009 (during our third quarter of fiscal 2009), we formalized efforts to improve our quality system through the Quality Process Improvement Project, which is discussed in further detail below. In August 2009, in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the portion of the Project designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas.  During June 2010, the FDA conducted an inspection of our facilities. During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA did not change our compliance status and stated that the conditions outlined in the June 2009 administrative action remain in effect. The FDA stated it will evaluate our overall compliance at its next inspection.

Quality Process Improvement Project – During our third quarter of fiscal 2009, we formalized our efforts to improve the processes and procedures of our quality system through the establishment of the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to both remediate the deficiencies noted by FDA and to deliver on our commitment of maintaining a world-class quality system. During fiscal 2010 and fiscal 2009, we spent approximately $5.9 million and $2.4 million, respectively, on the Project. These costs were reflected in cost of sales and primarily represent the cost of external consultants who were assisting us with the Project. During our third fiscal quarter of 2010, we completed the portion of the Project designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas. The Project continues with a focus on regaining compliance with the FDA and establishing a world-class quality system.

Lower Blood Demand in the U.S. – During our fiscal year 2010, we believe the U.S. market began experiencing lower demand for blood, and we believe the macroeconomic environment is dampening the demand for blood in the U.S. Lower blood demand can negatively impact our reagent revenue as fewer blood transfusions result in lower testing volume.

Performance

	Three Months Ended
	August 31,	August 31,	Change
	2010	2009	Amount	%
	($ in thousands)
Net sales	$83,641	$83,071	$570	1%
Gross margin	59,667	59,689	(22)	0%
Gross margin percentage	71.3%	71.9%
Operating expenses	27,465	26,347	1,118	4%
Income from operations	32,202	33,342	(1,140)	-3%
Non-operating income	296	215	81	38%
Income before income tax	32,498	33,557	(1,059)	-3%
Provision for income tax	11,079	12,224	(1,145)	-9%
Net income	$21,419	$21,333	$86	0%

Earnings per share:
Per common share - basic	$0.31	$0.30	$0.01	3%
Per common share - diluted	$0.30	$0.30	$-	0%

During the three months ended August 31, 2010, revenue increased by approximately $0.6 million or approximately 1% compared with revenue in the prior year quarter. This increase was primarily attributable to approximately $1.0 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $0.9 million from volume contributions, which included incremental revenue from instrument placements. Volume contribution was negatively impacted in the current year quarter compared with the first quarter of fiscal 2010 due to fewer ship cycles and lower sales volume of reagents. Additionally, revenue was negatively impacted by approximately $1.3 million from fluctuations in foreign currency exchange rates.

For the first quarter of fiscal 2011, our consolidated gross margin decreased to 71.3% from 71.9% achieved in the first quarter of fiscal 2010, primarily due to costs related to unfavorable manufacturing variances, the negative impact of foreign currency exchange rate fluctuations and the negative impact of instruments expensed during the current year quarter. Gross margins in the prior year quarter included approximately $2.3 million in costs related to the Quality Process Improvement Project. Operating expenses increased approximately 4% over the prior year quarter, primarily due to increased research and development expenses and distribution expenses.  Net income was essentially flat when compared with the prior year quarter.

During the first quarter of fiscal 2011, we received 26 orders worldwide for our medium- to low-volume instrument, Echo, including 15 in the U.S. and Canada and 11 in the rest of the world, including distributors. We received 18 orders worldwide for our high volume instrument, NEO, during the first quarter of fiscal 2011, including 7 in the U.S. and Canada and 11 in the rest of the world, including distributors. As of August 31, 2010, we had an instrument backlog of 142 Echos and 49 Galileo/NEOs. This backlog represents orders where either the instruments have not been installed or the customer validation process has not been completed so the instruments were not generating recurring revenue at the expected annualized run rate at the end of the current fiscal quarter.  As of August 31, 2010 we had 735 Echos and 657 high volume instruments generating reagent revenues at the expected annualized run rate.

Results of Operations

Net Sales

	Three Months Ended
	August 31,	August 31,	Change
	2010	2009	Amount	%
	($ in thousands)
Traditional reagents	$49,621	$54,719	$(5,098)	-9%
Capture reagents	21,644	18,303	3,341	18%
Instruments	10,946	9,292	1,654	18%
Molecular immunohematology	1,430	757	673	89%
	$83,641	$83,071	$570	1%

Traditional reagent revenue decreased by approximately 9% during the three months ended August 31, 2010 compared with revenue recognized in the prior period. The current year quarter had fewer ship cycles for traditional reagent red cell products than the prior year quarter, which negatively impacted revenue. Revenue was also negatively impacted in the current year quarter due to lower sales volume. Revenue in the current year quarter benefited from positive price contribution compared with the prior year period.  Traditional reagent sales, which accounted for roughly 60% of total revenue in the current year period, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents, which are used on our instruments, and decreased sales of our traditional reagents to a lesser extent.

Capture reagent revenue increased by approximately 18% during the first quarter of fiscal 2011 compared with the prior year quarter primarily from volume contribution. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase.

Instrument revenue increased by approximately 18% during the three months ended August 31, 2010 compared with the prior year quarter due to increased instrument placements. Instrument revenue is typically recognized over the life of either the instrument rental period or the underlying reagent contract period. Historically, when instruments are sold (versus rented) revenue is deferred and recognized over the life of the underlying reagent contract period when the contract includes a price guarantee (which our contracts typically do). Over the past three years, the proportion of instruments rented (versus sold) has increased. In the first fiscal quarter of 2011, approximately $1.9 million of deferred revenue was recognized from previously placed instruments compared to $2.2 million recognized in the prior year quarter. We deferred approximately $0.9 million of instrument revenues related to instrument placements in the current year quarter, compared to $0.7 million in the prior year quarter. As of August 31, 2010 and 2009, deferred instrument and service revenues totaled approximately $15.9 million and $21.0 million, respectively. The decrease in the deferred revenue balance is due to the proportional increase in rentals as an acquisition option.

Molecular immunohematology revenue was $1.4 million in the first quarter of fiscal 2011 compared with $0.8 million in the prior year quarter. The revenue increase of $0.7 million for the three month period is primarily due to the increase in sales of our molecular immunohematology offering outside the U.S.

Gross Margins (1)

	Three Months Ended
	August 31,		August 31,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$39,824	80.3%	$41,646	76.1%	$(1,822)
Capture reagents (1)	17,389	80.3%	15,245	83.3%	2,144
Instruments (1)	1,816	16.6%	2,977	32.0%	(1,161)
Molecular immunohematology (1)	638	44.6%	(179)	-23.6%	817
	$59,667	71.3%	$59,689	71.9%	$(22)

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended August 31, 2010, gross margins on traditional reagents increased to 80.3% from 76.1% in the prior year quarter. Gross margins in the prior year quarter included expenses of approximately $2.3 million related to the remediation portion of our Quality Process Improvement Project, which was completed in the third quarter of fiscal 2010. There were no costs related to the Project in the current year quarter.  Gross margins in the current year quarter were negatively impacted by unfavorable manufacturing variances and the allocation of revenue from traditional reagent to instruments, which is explained below in the Capture gross margins discussion.

For the three months ended August 31, 2010, Capture gross margins decreased to 80.3% from 83.3% in the prior year quarter primarily due to unfavorable manufacturing variances and the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margins on instruments decreased to 16.6% in the first quarter of fiscal 2011 from 32.0% in the prior year quarter, primarily due to the negative impact of currency as well as an increase in the number of instruments expensed during the current year quarter.  In the prior year period, more instruments were rented (versus sold). Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. We recognized approximately $1.9 million of revenue deferred from prior periods in the first quarter of fiscal 2011 compared with approximately $2.2 million of deferred revenue recognized in the first quarter of fiscal 2010.

Operating Expenses
	Three Months Ended
	August 31,	August 31,	Change
	2010	2009	Amount	%
	($ in thousands)
Research and development	$4,425	$3,823	$602	16%
Selling and marketing	9,142	9,464	(322)	-3%
Distribution	4,032	3,506	526	15%
General and administrative	8,786	8,487	299	4%
Amortization expense	1,080	1,067	13	1%
Total operating expenses	$27,465	$26,347	$1,118	4%

Research and development expenses for the three months ended August 31, 2010 increased by approximately $0.6 million compared with the prior year period. The current year quarter increase is primarily attributable to expenses related to projects.

Selling and marketing expenses for the three months ended August 31, 2010 decreased approximately $0.3 million compared with the prior year period. The decrease is primarily due to lower sales commissions in the current year quarter compared with the prior year period.

Distribution expenses for the three months ended August 31, 2010 increased approximately $0.5 million compared with the prior year period. The increase is primarily related to increased shipping supplies and freight costs.

General and administrative expenses for the three months ended August 31, 2010 increased approximately $0.3 million compared with the prior year period, primarily due to higher salaries. Legal expenses related to the DOJ investigation and the related lawsuits were approximately $0.3 million in the first quarter of fiscal 2011 compared with approximately $0.8 million in the first quarter of fiscal 2010.

Amortization expense for the first fiscal quarter of 2011 was generally in line with the prior year quarter.

Non-Operating Income

	Three Months Ended
	August 31,	August 31,	Change
	2010	2009	Amount
	($ in thousands)
Non-operating income	$296	$215	$81

Non-operating income for the first fiscal quarter of 2011 was generally in line with the prior year quarter.

Income Taxes

The provision for income taxes decreased $1.1 million for the three months ended August 31, 2010 compared with the corresponding period in fiscal 2010 primarily due to a lower effective tax rate. The effective income tax rate was 34.1% in the three-month period ended August 31, 2010 compared with 36.4% in the three-month period ended August 31, 2009.  In the current year quarter, the most significant item that resulted in the lower effective tax rate in the current year quarter was an increase in allowable manufacturing deductions. In the prior year quarter, the effective tax rate included a deferred tax true-up adjustment that increased the rate.

Liquidity and Capital Resources

	For the Three Months Ended
	August 31, 2010	August 31, 2009
	(in thousands)
Net cash provided by operating activities	$28,896	$24,527
Net cash used in investing activities	(1,219)	(3,552)
Net cash used in financing activities	(310)	(6,018)
Effect of exchange rate changes on cash and cash equivalents	497	1,071
Increase in cash and cash equivalents	$27,864	$16,028

Our cash and cash equivalents were $230.5 million at August 31, 2010, as compared with $202.6 million at May 31, 2010.  The increase in our cash position primarily resulted from operating cash flow in the first quarter of fiscal 2011.

Operating Activities – Net cash generated by operating activities was $28.9 million for the three months ended August 31, 2010, compared with $24.5 million generated in the three months ended August 31, 2009. The year-over-year increase was primarily due to an improvement in working capital.

Investing Activities – For the first three months of fiscal 2011, $1.2 million of net cash was used in investing activities for the purchase of property and equipment compared with $3.6 million in the corresponding period of the prior year.

Financing Activities – Net cash used in financing activities was $0.3 million during the first three months of fiscal 2011, compared with $6.0 million in the corresponding period of the prior year. We did not repurchase shares of our common stock in the open market during the current period; however, we spent $6.0 million to repurchase shares of our common stock in the corresponding period of the prior fiscal year. During the current year period, we had a cash outflow of $0.4 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $0.2 million in the prior year period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. We received less than $0.1 million and approximately $0.2 million of excess tax benefits from the exercise of nonqualified employee stock options for the three months ended August 31, 2010 and 2009, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the three months ended August 31, 2010, no repurchases were made in the open market under the 1998 repurchase program.  During the three months ended August 31, 2009, approximately 350,000 shares were repurchased for $6.0 million. Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of August 31, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. (See Part II, Item 1 – Legal Proceedings for further discussion.) Although we believe we have meritorious defenses to the claims and other issues asserted in such matters, one or more of such matters or any future legal matters may have an adverse effect on the Company or our financial position. Contingent liabilities are described in Note 9 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support our operations and planned capital expenditures for at least the next 12 months. There are no legal restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q and the notes to the consolidated financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, as filed with the SEC on July 23, 2010. Senior management has discussed our critical accounting policies and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

i. Revenue recognition
ii. Trade accounts receivable and allowance for doubtful accounts
iii. Inventories
iv. Goodwill
v. Income taxes
vi. Share-based compensation

i) Revenue Recognition

In accordance with ASC 605-10-S25, “Revenue Recognition: Overall: Recognition,” we recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at August 31, 2010, totaling $61.2 million, and at May 31, 2010, totaling $59.6 million, are net of allowances for doubtful accounts of $2.3 million and $2.1 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during the first quarter of fiscal 2011.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

We evaluate the carrying value of goodwill after the end of the third quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although an update to ASC 740, “Income Taxes,” which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

vi) Share-based Employee Compensation

Consistent with the provisions of ASC 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value.  We attribute the value of share-based compensation to expense using the straight-line method.

We estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

We have calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of ASC 718.

ITEM 3.                 Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position since the filing of its Annual Report on Form 10-K for the fiscal year ended May 31, 2010 as filed with the SEC on July 23, 2010.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

ITEM 4.                 Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1.                 Legal Proceedings

Since the filing on July 23, 2010 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010:

•	There have been no material developments concerning the investigations of the Company by the United States Department of Justice or the Federal Trade Commission.

•
On August 23, 2010, the United States District Court for the Eastern District of Pennsylvania denied Motions to Dismiss for failure to state a cause of action filed by the Company and by co-Defendant Ortho-Clinical Diagnostics, Inc. and denied a Motion to Stay Discovery filed jointly by the Defendants. The Company has filed a Motion for Reconsideration or for Certification for Interlocutory Appeal with respect to the Court’s Order, and this Motion is pending.  There have been no other material developments in this case.

•
In the private securities litigation pending in the United States District Court for the Northern District of Georgia, In re Immucor, Inc. Securities Litigation, Civil Action No. 1:09-CV-2351-TWT (N.D.Ga.), in June 2010, the Company and those current and former officers and directors named as defendants have moved the Court to dismiss the case.  Plaintiff has filed a response, and Defendants plan to submit a reply brief.  Discovery in the case is stayed until the motion is resolved.  There have been no other material developments in this case.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010, as filed with the SEC on July 23, 2010, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.              Risk Factors

Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2010, as filed with the SEC on July 23, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Lower blood demand could negatively impact our financial results.

Our products are used to test blood prior to transfusion. Lower demand for blood in the markets in which we operate could result in lower testing volumes. Lower blood demand could result from a variety of factors, such as fewer elective surgeries and more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Lower blood demand could negatively impact our revenue and profitability.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2010 the Company did not sell any unregistered securities and did not repurchase any shares of its common stock under its stock repurchase program.

ITEM 6.                 Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUCOR, INC.
(Registrant)

Date: October 7, 2010	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: October 7, 2010	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.