Form 10-Q
period 2010-11-30
IMMUCOR INC
filed 2011-01-07
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   November 30, 2010

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

Yes X      No

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
As of December 31, 2010: Common Stock, $0.10 Par Value – 70,025,219

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2010

Condensed Consolidated Statements of Income for the three and six months ended November 30, 2010 (unaudited) and November 30, 2009 (unaudited)

Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income for the period June 1, 2010 through November 30, 2010 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2010 (unaudited) and November 30, 2009 (unaudited)

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

SIGNATURES

ITEM 1.   Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	November 30, 2010	May 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$248,338	$202,649
Trade accounts receivable, net of allowance for doubtful accounts of $2,470 and $2,122 at November 30, 2010 and May 31, 2010, respectively	62,007	59,578
Inventories	33,531	35,730
Deferred income tax assets, current portion	14,210	14,807
Prepaid expenses and other current assets	4,670	4,832
Total current assets	362,756	317,596

PROPERTY AND EQUIPMENT, Net	52,934	49,169
GOODWILL	95,448	94,336
INTANGIBLE ASSETS, Net	56,069	57,628
DEFERRED INCOME TAX ASSETS	420	540
OTHER ASSETS	633	565
Total assets	$568,260	$519,834

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,935	$7,973
Accrued expenses and other current liabilities	16,200	17,378
Income taxes payable	9,363	12,312
Deferred revenue, current portion	7,968	8,994
Total current liabilities	42,466	46,657

DEFERRED REVENUE	6,876	7,687
DEFERRED INCOME TAX LIABILITIES	9,379	7,368
OTHER LONG-TERM LIABILITIES	2,036	1,999
Total liabilities	60,757	63,711
COMMITMENTS AND CONTINGENCIES (Note 9)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,014,939 and 69,912,449 shares at November 30, 2010 and May 31, 2010, respectively	7,001	6,991
Additional paid-in capital	39,624	36,256
Retained earnings	452,307	409,825
Accumulated other comprehensive income	8,571	3,051
Total shareholders' equity	507,503	456,123
Total liabilities and shareholders' equity	$568,260	$519,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009

NET SALES	$81,546	$82,570	$165,187	$165,641
COST OF SALES (exclusive of amortization shown separately below)	23,161	24,431	47,135	47,813
GROSS MARGIN	58,385	58,139	118,052	117,828

OPERATING EXPENSES:
Research and development	3,881	3,898	8,306	7,721
Selling and marketing	9,221	9,765	18,363	19,229
Distribution	3,940	3,721	7,972	7,226
General and administrative	8,303	9,020	17,089	17,508
Amortization expense	1,083	1,073	2,163	2,140
Total operating expenses	26,428	27,477	53,893	53,824

INCOME FROM OPERATIONS	31,957	30,662	64,159	64,004

NON-OPERATING INCOME (EXPENSE):
Interest income	133	94	346	284
Interest expense	(5)	(8)	(19)	(13)
Other, net	(38)	(48)	59	(18)
Total non-operating income	90	38	386	253

INCOME BEFORE INCOME TAXES	32,047	30,700	64,545	64,257
PROVISION FOR INCOME TAXES	10,984	10,998	22,063	23,222
NET INCOME	$21,063	$19,702	$42,482	$41,035

Earnings per share:
Per common share - basic	$0.30	$0.28	$0.61	$0.58
Per common share - diluted	$0.30	$0.28	$0.60	$0.58

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, May 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123
Shares issued under employee stock plan	121	12	465	-	-	477
Share-based compensation expense	-	-	3,176	-	-	3,176
Stock repurchases and retirements	(18)	(2)	(349)	-	-	(351)
Tax benefits related to share-based compensation	-	-	76	-	-	76
Comprehensive income:
Foreign currency translation adjustments	-	-	-	-	5,520	5,520
Net income	-	-	-	42,482	-	42,482
Total comprehensive income						48,002

BALANCE, November 30, 2010	70,015	$7,001	$39,624	$452,307	$8,571	$507,503

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	November 30,	November 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$42,482	$41,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,875	8,024
Loss on retirement of fixed assets	347	192
Provision for doubtful accounts	581	198
Share-based compensation expense	3,176	2,650
Deferred income taxes	2,710	(2,078)
Excess tax benefit from share-based compensation	(76)	(166)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,190)	(2,067)
Income taxes	(3,159)	1,172
Inventories	(3,558)	(9,625)
Other assets	400	325
Accounts payable	804	613
Deferred revenue	(1,991)	(2,605)
Accrued expenses and other liabilities	(1,672)	(3,522)
Cash provided by operating activities	47,729	34,146

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,629)	(4,484)
Cash used in investing activities	(3,629)	(4,484)

FINANCING ACTIVITIES:
Repurchase of common stock	(351)	(11,727)
Proceeds from exercise of stock options	477	210
Excess tax benefit from share-based compensation	76	166
Cash provided by (used in) financing activities	202	(11,351)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,387	1,294
INCREASE IN CASH AND CASH EQUIVALENTS	45,689	19,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,649	136,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,338	$156,066

SUPPLEMENTAL INFORMATION:
Tax paid	$22,493	$24,121
Interest paid	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	6,461	6,197

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business
Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood for the purpose of blood transfusion. The Company operates facilities in the United States, Canada, Western Europe and Japan.  The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries.

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

The accompanying condensed consolidated financial statements present results of operations for the three and six months ended November 30, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2011, or any other period.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	November 30, 2010	May 31, 2010
	(in thousands)

Raw materials and supplies	$8,905	$8,211
Work in process	3,860	4,145
Finished goods	20,766	23,374
	$33,531	$35,730

3.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2011, in compliance with statutory tax withholding requirements, the Company reacquired from certain restricted shareholders an aggregate of 18,265 shares valued at $0.4 million. During the first quarter of fiscal 2010, the Company similarly either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 9,481 shares valued at $0.2 million. No shares were reacquired for this purpose during the second quarters of fiscal 2011 and 2010.  The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

4.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

No repurchases were made during the three or six months ended November 30, 2010. During the three and six months ended November 30, 2009, approximately 300,000 and 650,000 shares were repurchased in the open market under the 1998 repurchase plan for $5.5 million and $11.6 million, respectively.  Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of November 30, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

5.	SHARE-BASED COMPENSATION

Plan summary

During the first six months of fiscal 2011, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of November 30, 2010, awards for 2,580,729 shares have been granted under the 2005 Plan and 1,019,271 shares are still available for future awards, all of which can be awarded as restricted shares. The option exercise price is the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and six months ended November 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010 (5)	2009	2010	2009
Risk-free interest rate (1)	-	1.93%	1.57%	2.16%
Expected volatility (2)	-	45.78%	43.41%	45.55%
Expected life (years) (3)	-	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-	-

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
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

(4)	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.
(5)	This column contains no data as no options were granted during the three months ended November 30, 2010.

Stock option activity

The options granted under the 2005 Plan during the six months ended November 30, 2010 have a six-year term with vesting of 25% at each anniversary of the issuance date.  The Company has not granted any option awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in outstanding options for the six months ended November 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2010	2,660,097	$17.77
Granted (2)	340,963	$18.96
Exercised (3)	(39,795)	$11.98
Forfeited	(36,240)	$24.65
Expired	(67,917)	$23.48
Outstanding at November 30, 2010	2,857,108	$17.76	3.7	$12,947

Exercisable at November 30, 2010	1,885,188	$15.64	3.7	$12,481

(1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).

(2)	The weighted-average grant-date fair value of share options granted during the first six months of fiscal years 2011 and 2010 was $7.09 and $6.38, respectively.
(3)	The total intrinsic value of share options exercised during the first six months of fiscal years 2011 and 2010 was $0.3 million and $0.3 million, respectively.

As of November 30, 2010, there was $6.4 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through July 2014, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.4 years.

Restricted stock activity

The restricted stock granted under the 2005 Plan during the six months ended November 30, 2010 vests 20% at each anniversary of the issuance date.  The Company has not granted any share awards with market or performance conditions. Compensation costs for restricted stock with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in nonvested restricted stock for the six months ended November 30, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2010	288,168	$18.54
Granted	211,865	$19.10
Vested	(80,960)	$18.67
Forfeited	(16,716)	$18.86
Nonvested stock outstanding at November 30, 2010	402,357	$18.80

The total fair value of restricted shares vested was $1.7 million and $0.9 million during the six months ended November 30, 2010 and 2009, respectively.

As of November 30, 2010, there was $6.5 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.7 years.

6.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended November 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009

Net income	$21,063	$19,702	$42,482	$41,035
Net foreign currency translation adjustments	2,494	4,433	5,520	5,687
Comprehensive income	$23,557	$24,135	$48,002	$46,722

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.	EARNINGS PER SHARE

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009

Numerator for basic and diluted earnings per share:
Net Income	$21,063	$19,702	$42,482	$41,035
Denominator:
For basic earnings per share
- weighted average shares basis	70,005	70,090	69,990	70,244
Effect of dilutive stock options and restricted stock	541	542	547	510
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,546	70,632	70,537	70,754

Earnings per common share – basic	$0.30	$0.28	$0.61	$0.58
Earnings per common share – diluted	$0.30	$0.28	$0.60	$0.58

The effect of 1,895,172 and 1,800,730 out-of-the-money options for the quarters ended November 30, 2010 and 2009, respectively, and 1,864,457 and 1,912,674 out-of-money options for the six months ended November 30, 2010 and 2009, respectively, were excluded from the above calculation as inclusion of these securities would be anti-dilutive.

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

Segment information for the three and six months ended November 30, 2010 and 2009 is summarized below (in thousands).

	For the Three Months Ended November 30, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,640	$7,155	$2,499	$2,353	$-	$49,647
Affiliates	1,152	1,068	109	-	(2,329)	-
Total	38,792	8,223	2,608	2,353	(2,329)	49,647
Capture revenues:
Unaffiliated customers	11,312	5,876	1,326	515	-	19,029
Affiliates	1,547	771	-	-	(2,318)	-
Total	12,859	6,647	1,326	515	(2,318)	19,029
Net instrument revenues:
Unaffiliated customers	6,948	3,662	643	312	-	11,565
Affiliates	1,387	2,082	-	-	(3,469)	-
Total	8,335	5,744	643	312	(3,469)	11,565
Net molecular immunohematology revenues:
Unaffiliated customers	790	515	-	-	-	1,305
Affiliates	215	263	-	-	(478)	-
Total	1,005	778	-	-	(478)	1,305

Net Sales	60,991	21,392	4,577	3,180	(8,594)	81,546

Income (loss) from operations	26,087	2,991	2,123	766	(10)	31,957

Depreciation	2,215	1,071	83	40	-	3,409
Amortization	1,020	40	-	23	-	1,083
Income tax (benefit) expense	9,157	1,029	725	77	(4)	10,984
Capital expenditures	1,764	69	421	156	-	2,410

	For the Three Months Ended November 30, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$39,320	$7,674	$2,333	$2,034	$-	$51,361
Affiliates	1,181	1,252	91	-	(2,524)	-
Total	40,501	8,926	2,424	2,034	(2,524)	51,361
Capture revenues:
Unaffiliated customers	12,484	6,051	1,154	316	-	20,005
Affiliates	1,789	804	-	-	(2,593)	-
Total	14,273	6,855	1,154	316	(2,593)	20,005
Net instrument revenues:
Unaffiliated customers	6,198	2,930	581	316	-	10,025
Affiliates	1,220	1,929	-	-	(3,149)	-
Total	7,418	4,859	581	316	(3,149)	10,025
Net molecular immunohematology revenues:
Unaffiliated customers	764	415	-	-	-	1,179
Affiliates	391	-	-	-	(391)	-
Total	1,155	415	-	-	(391)	1,179

Net Sales	63,347	21,055	4,159	2,666	(8,657)	82,570

Income (loss) from operations	26,876	1,748	1,870	407	(239)	30,662

Depreciation	1,893	994	103	34	-	3,024
Amortization	1,010	42	-	21	-	1,073
Income tax (benefit) expense	9,781	651	652	-	(86)	10,998
Capital expenditures	1,558	(686)	51	9	-	932

	For the Six Months Ended November 30, 2010
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$75,537	$14,006	$5,034	$4,691	$-	$99,268
Affiliates	2,196	2,252	169	-	(4,617)	-
Total	77,733	16,258	5,203	4,691	(4,617)	99,268
Capture revenues:
Unaffiliated customers	25,727	11,459	2,599	888	-	40,673
Affiliates	3,319	1,529	-	-	(4,848)	-
Total	29,046	12,988	2,599	888	(4,848)	40,673
Net instrument revenues:
Unaffiliated customers	13,553	6,976	1,393	589	-	22,511
Affiliates	1,958	4,196	-	-	(6,154)	-
Total	15,511	11,172	1,393	589	(6,154)	22,511
Net molecular immunohematology revenues:
Unaffiliated customers	1,674	1,061	-	-	-	2,735
Affiliates	472	547	-	-	(1,019)	-
Total	2,146	1,608	-	-	(1,019)	2,735

Net Sales	124,436	42,026	9,195	6,168	(16,638)	165,187

Income (loss) from operations	52,756	5,644	4,293	1,490	(24)	64,159

Depreciation	4,370	2,100	170	72	-	6,712
Amortization	2,040	79	-	44	-	2,163
Income tax (benefit) expense	18,528	1,917	1,469	151	(2)	22,063
Capital expenditures	2,820	102	477	230	-	3,629
Property & equipment, net	37,735	12,634	2,086	479	-	52,934
Total assets at period end	635,071	81,711	34,147	23,272	(205,941)	568,260

	For the Six Months Ended November 30, 2009
	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$82,160	$14,950	$4,719	$4,251	$-	$106,080
Affiliates	2,423	2,491	136	-	(5,050)	-
Total	84,583	17,441	4,855	4,251	(5,050)	106,080
Capture revenues:
Unaffiliated customers	23,586	11,748	2,414	560	-	38,308
Affiliates	3,440	1,534	-	-	(4,974)	-
Total	27,026	13,282	2,414	560	(4,974)	38,308
Net instrument revenues:
Unaffiliated customers	12,053	5,740	1,137	387	-	19,317
Affiliates	2,633	3,245	-	-	(5,878)	-
Total	14,686	8,985	1,137	387	(5,878)	19,317
Net molecular immunohematology revenues:
Unaffiliated customers	1,411	525	-	-	-	1,936
Affiliates	488	-	-	-	(488)	-
Total	1,899	525	-	-	(488)	1,936

Net Sales	128,194	40,233	8,406	5,198	(16,390)	165,641

Income (loss) from operations	55,574	3,900	3,940	595	(5)	64,004

Depreciation	3,639	2,001	169	75	-	5,884
Amortization	2,016	84	-	40	-	2,140
Income tax expense	20,270	1,460	1,379	-	113	23,222
Capital expenditures	4,169	242	56	17	-	4,484
Property & equipment, net	34,981	11,934	1,645	251	-	48,811
Total assets at period end	551,355	81,028	28,018	19,936	(199,279)	481,058

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009

United States	$1,769	$1,327	$3,277	$2,663
Europe	1,714	1,977	3,383	3,368
Canada	531	576	1,130	1,167
Total net export sales	$4,014	$3,880	$7,790	$7,198

9.	COMMITMENTS AND CONTINGENCIES

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition.  The FTC letter requested that the Company provide certain documents and information to the FTC concerning those acquisitions and concerning the Company’s product pricing activities since then.  In July 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required the Company to provide certain additional information within the same general scope of its previous requests. The FTC has also required that the documents the Company provided to the Department of Justice also be provided to the FTC (see below). The Company has been cooperating with the FTC and intends to continue cooperating, and the Company has been assured that the issuance of a formal CID does not indicate any dissatisfaction with its cooperation. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

In November 2010, the United States Department of Justice, Antitrust Division (“DOJ”) informed the Company that its investigation of the Company had been closed. The Company had learned in April 2009 that the Company was being investigated for possible violations of the federal criminal antitrust laws in the blood reagents industry. Immucor cooperated fully with the investigation which was closed with no further action taken on the part of the DOJ.

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  The defendants’ motions to dismiss were denied and discovery began in December 2010.  No determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. The Company intends to vigorously defend against these cases. At this time the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

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

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

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

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which is an amendment of ASC 860, “Transfers and Servicing.”  This update requires more information about the transfer of financial assets.  More specifically, ASU 2009-16 eliminates the concept of a “qualified special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements.  This update is effective for fiscal years beginning on or after November 15, 2009. The adoption of ASU 2009-16 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

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

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning.  We sometimes use forward-looking statements in discussions of our business, for example, when discussing future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Some of the statements in this report are such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower industry blood demand and the subsequent impact on the business; lower than expected demand for the Company’s instruments, including the new NEO; the decision of customers to defer capital spending; the outcome of the administrative action (“notice of intent to revoke our biological license”) received from the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the failure of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; the inability of the Company’s Japanese subsidiary as well as our molecular immunohematology operations to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigation by the  Federal Trade Commission; customer and shareholder class action lawsuits; the Company’s inability to protect its intellectual property, particularly as to the molecular immunohematology products, or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010 as filed with the SEC on July 23, 2010 as such risk factors may be revised or expanded in this report.

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

Our strategy is to drive automation in the blood bank with the goal of improving the blood bank’s operations as well as patient safety. We continually innovate to ensure our automation offerings are competitive. We offer two fully automated instruments for serology testing – NEO® and Echo® – to meet the different needs of our customers depending upon the volume in their laboratory and the complexity of the testing required. All of our serology instrumentation uses Capture® technology, our proprietary reagents, as well as traditional reagents to perform automated testing.

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

In late fiscal 2010, we received CE (“Conformité Européenne”) Mark approval in the European Union (“EU”) for the Human Platelet Antigen (“HPA”) molecular immunohematology product as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS™ database. While the testing itself is primarily manual today, the current instrument automates the reading and interpretation of test results. In June 2010, we received CE Mark approval in the EU for our Human Erythrocyte Antigen (“HEA”) molecular immunohematology product. Our molecular offering is currently available for Research Use Only in the U.S.

We are currently working on the next generation automated instrument, which we believe will allow for the further commercialization of our molecular immunohematology technology by automating the testing. Our current timeline is to have a Research Use Only instrument available towards the end of the first half of calendar 2011.

Business Highlights

A significant business highlight is the development of the next generation automated molecular instrument to facilitate the full scale commercialization of our acquired molecular immunohematology offering, which is discussed above under “Our Business.” The following discusses other highlights in our business.

Lower Industry Demand in the U.S. Market – Beginning early in our fiscal year 2010, we believe the U.S. market began experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. We believe industry demand in the U.S. market declined approximately 3.5% in our fiscal year 2010 and we are currently expecting a decline of between 3% and 4% in industry demand during our fiscal year 2011.

U.S. Department of Justice Closes its Investigation – In November 2010, the United States Department of Justice, Antitrust Division (“DOJ”) informed us that its investigation of the Company had been closed. We had learned in April 2009 that we were being investigated for possible violations of the federal criminal antitrust laws in the blood reagents industry.  We cooperated fully with the investigation, which was closed with no further action taken on the part of the DOJ.

Worldwide Launch of NEO – In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument for serology testing, NEO, which replaces our current high volume instrument, Galileo. We believe Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, has reached its natural replacement cycle of five to seven years. Like Galileo, NEO is targeted at high volume customers: large hospitals, donor centers and reference laboratories. We believe NEO will have broader market appeal in the hospital segment than Galileo due to added functionality and faster turnaround times. We have received regulatory approval in all our direct markets for NEO. In the European Union, NEO received CE Mark approval in February 2010, and in the U.S., NEO received FDA clearance in April 2010.

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

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke (“NOIR”) our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow up to a warning letter that we received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up inspection in January 2009. In early calendar 2009 (during our third quarter of fiscal 2009), we formalized efforts to improve our quality system through the Quality Process Improvement Project, which is discussed in further detail below. In August 2009, in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the portion of the Project designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas.  During June 2010, the FDA conducted an inspection of our facilities. During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated it will evaluate our overall compliance status at its next inspection.

Quality Process Improvement Project – During our third quarter of fiscal 2009, we formalized our efforts to improve the processes and procedures of our quality system through the establishment of the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to both remediate the deficiencies noted by FDA and to deliver on our commitment of maintaining a world-class quality system. During fiscal 2010 and fiscal 2009, we spent approximately $5.9 million and $2.4 million, respectively, on the Project. These costs were reflected in cost of sales and primarily represent the cost of external consultants who were assisting us with the Project. During our third fiscal quarter of 2010, we completed the first phase of the Project, which was designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas. The second phase of the Project continues with a focus on lower and medium risk compliance areas as well as the deficiencies noted in the FDA’s June 2010 inspection. We will use primarily internal resources on the Project going forward.

Performance

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2010	2009	Amount	%	2010	2009	Amount	%
	($ in thousands)				($ in thousands)
Net sales	$81,546	$82,570	$(1,024)	-1%	$165,187	$165,641	$(454)	0%
Gross margin	58,385	58,139	246	0%	118,052	117,828	224	0%
Gross margin percentage	71.6%	70.4%			71.5%	71.1%
Operating expenses	26,428	27,477	(1,049)	-4%	53,893	53,824	69	0%
Income from operations	31,957	30,662	1,295	4%	64,159	64,004	155	0%
Non-operating income	90	38	52	137%	386	253	133	53%
Income before income tax	32,047	30,700	1,347	4%	64,545	64,257	288	0%
Provision for income tax	10,984	10,998	(14)	0%	22,063	23,222	(1,159)	-5%
Net income	$21,063	$19,702	$1,361	7%	$42,482	$41,035	$1,447	4%

Earnings per share:
Per common share - basic	$0.30	$0.28	$0.02	7%	$0.61	$0.58	$0.03	5%
Per common share - diluted	$0.30	$0.28	$0.02	7%	$0.60	$0.58	$0.02	3%

During the three months ended November 30, 2010, revenue decreased by approximately $1.0 million or 1% compared with revenue in the prior year quarter. Revenue in the current year quarter was negatively impacted by approximately $1.0 million from fluctuations in foreign currency exchange rates. Additionally, there was an increase in revenue of approximately $0.9 million related to price contribution in the current year quarter that was offset by a decrease of approximately $0.9 million from volume contribution, which included incremental revenue from instrument placements. Volume contribution was negatively impacted in the current year quarter compared with the second quarter of fiscal 2010 due to lower sales volume of reagents because of weaker industry demand in the U.S. market as well as fewer ship cycles.

During the six months ended November 30, 2010, revenue decreased by approximately $0.5 million or less than 1% when compared with revenue in the prior year period. This decrease was primarily attributable to the negative impact from fluctuations in foreign currency exchange rates of approximately $2.4 million offset by the positive impact of approximately $1.9 million from price contribution during the current year period. Volume contribution was flat on a year-over-year basis for the first six months of fiscal 2011 with incremental revenue generated from instrument placements being offset by lower sales volume of reagents in the U.S. market due to weaker industry demand and fewer ship cycles.

For the second quarter of fiscal 2011, our consolidated gross margin increased to 71.6% from 70.4% achieved in the second quarter of fiscal 2010. Gross margins in the prior year quarter included costs related to the Quality Process Improvement Project of approximately $1.8 million, primarily for external consultants. There were no material external costs related to the Project in the current year quarter. Gross margins in the current year quarter were negatively impacted by costs related to unfavorable manufacturing variances and the negative impact of foreign currency exchange rate fluctuations. Operating expenses in the second quarter of fiscal 2011 decreased approximately 4% from the prior year quarter, primarily due to lower sales and marketing expenses, lower general and administrative expenses and the impact of foreign currency exchange rate fluctuations.  Net income in the second quarter of fiscal 2011 increased approximately 7% when compared with the prior year quarter.

For the first six months of fiscal 2011, our consolidated gross margin increased to 71.5% from 71.1% achieved in the prior year period. Gross margins in the prior year period included costs related to the Quality Process Improvement Project of approximately $4.1 million, primarily for external consultants. There were no material external costs related to the Project in the current year period. Gross margins in the current year period were negatively impacted by costs related to unfavorable manufacturing variances and the negative impact of foreign currency exchange rate fluctuations. Operating expenses were essentially in line with the prior year period.  Net income in the first six months of fiscal 2011 increased approximately 4% when compared with the first six months of fiscal 2010.

During the second quarter of fiscal 2011, we received 29 orders worldwide for our medium- to low-volume instrument, Echo, including 16 in the U.S. and Canada and 13 in the rest of the world, including distributors. We received 26 orders worldwide for our high volume instrument, NEO, during the second quarter of fiscal 2011, including 9 in the U.S. and Canada and 17 in the rest of the world, including distributors. On a year-to-date basis, we have received 55 Echo orders worldwide and 44 NEO orders worldwide. As of November 30, 2010, we had an instrument backlog of 106 Echos and 51 Galileo/NEOs worldwide. This backlog represents orders where either the instruments have not been installed or the customer validation process has not been completed so the instruments were not generating recurring revenue at the expected annualized run rate at the end of the current fiscal quarter.  As of November 30, 2010, we had 798 Echos and 680 high volume instruments generating reagent revenues at the expected annualized run rate.

Results of Operations

Net Sales

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2010	2009	Amount	%	2010	2009	Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$49,647	$51,361	$(1,714)	-3%	$99,268	$106,080	$(6,812)	-6%
Capture reagents	19,029	20,005	(976)	-5%	40,673	38,308	2,365	6%
Instruments	11,565	10,025	1,540	15%	22,511	19,317	3,194	17%
Molecular immunohematology	1,305	1,179	126	11%	2,735	1,936	799	41%
	$81,546	$82,570	$(1,024)	-1%	$165,187	$165,641	$(454)	0%

Traditional reagent revenue decreased by approximately $1.7 million or 3% during the three months ended November 30, 2010 compared with revenue in the prior year quarter, primarily due to lower sales volume because of weaker industry demand in the U.S. market. Traditional reagent revenue decreased by approximately $6.8 million or 6% during the first six months of fiscal 2011 compared with the first six months of fiscal 2010 primarily due to lower sales volume because of weaker industry demand in the U.S. market as well as fewer ship cycles in the current year period compared with the prior year period. Traditional reagent sales, which accounted for roughly 60% of total revenue in the current year period, have historically been a significant portion of our revenue. We expect our revenue mix to change over time as we place more instruments in the market, which results in increased sales of our Capture reagents, which are used on our instruments, and decreased sales of our traditional reagents to a lesser extent.

Capture reagent revenue decreased by approximately $1.0 million or 5% during the second quarter of fiscal 2011 compared with the prior year quarter, primarily due to fewer ship cycles in the current year period partially offset by incremental revenue from instrument placements. Capture revenue increased by approximately $2.4 million or 6% in the first six months of fiscal 2011 when compared with the prior year period primarily from incremental revenue from instrument placements partially offset by fewer ship cycles in the current year period compared with the prior year period. Capture revenue in both the three- and six-month periods in the current year was negatively impacted by weaker industry demand in the U.S. market. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Instrument revenue increased by approximately $1.5 million or 15% and by approximately $3.2 million or 17% during the three and six months ended November 30, 2010, respectively, compared with the prior year periods due to increased instrument placements. Currency fluctuations negatively impacted revenue in both the three- and six-month periods in the current year. Instrument revenue is typically recognized over the life of either the instrument rental period or the underlying reagent contract period dependent upon how the instrument was acquired. Historically, when instruments are sold (versus rented) revenue is deferred and recognized over the life of the underlying reagent contract period when the contract includes a price guarantee (which our contracts typically do). Since the launch of the Echo in the first quarter of fiscal 2008, the proportion of instruments rented (versus sold) has increased. In the second fiscal quarter of 2011, approximately $3.8 million of deferred revenue was recognized from previously placed instruments and the related service compared with $4.2 million recognized in the prior year quarter. We deferred approximately $2.6 million of instrument revenues related to instrument placements and the related service in the current year quarter, compared with $2.7 million in the prior year quarter. In the first six months of fiscal 2011, approximately $7.7 million of deferred revenue was recognized from previously placed instruments and the related service compared with $8.4 million recognized in the prior year quarter. We deferred approximately $5.7 million of instrument revenues related to instrument placements and the related service in the current year period, compared with $5.8 million in the prior year period.  As of November 30, 2010 and 2009, deferred instrument and service revenues totaled approximately $14.8 million and $19.6 million, respectively. The decrease in the deferred revenue balance is due to the proportional increase in rentals as an acquisition option.

Molecular immunohematology revenue was $1.3 million and $2.7 million during the three and six months ended November 30, 2010, respectively, compared with $1.2 million and $1.9 million, respectively, in the prior year periods. The revenue increase in both periods is primarily due to the increase in sales of our molecular immunohematology offering outside the U.S.

Gross Margins (1)

	Three Months Ended
	November 30,		November 30,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$40,190	81.0%	$39,434	76.8%	$756
Capture reagents (1)	15,044	79.1%	16,320	81.6%	(1,276)
Instruments (1)	2,611	22.6%	2,203	22.0%	408
Molecular immunohematology (1)	540	41.4%	182	15.4%	358
	$58,385	71.6%	$58,139	70.4%	$246

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

	Six Months Ended
	November 30,		November 30,
	2010		2009		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$80,014	80.6%	$81,080	76.4%	$(1,066)
Capture reagents (1)	32,434	79.7%	31,565	82.4%	869
Instruments (1)	4,426	19.7%	5,180	26.8%	(754)
Molecular immunohematology (1)	1,178	43.1%	3	0.2%	1,175
	$118,052	71.5%	$117,828	71.1%	$224

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended November 30, 2010, gross margins on traditional reagents increased to 81.0% from 76.8% in the prior year quarter. For the six months ended November 30, 2010, gross margins on traditional reagents increased to 80.6% from 76.4% in the prior year period. Gross margins in the prior year periods included expenses related to the remediation portion of our Quality Process Improvement Project, which was completed in the third quarter of fiscal 2010, of approximately $1.8 million for the second quarter of fiscal 2010 and approximately $4.1 for the first six months of fiscal 2010. These Project costs were primarily for external consultants. There were no material external costs related to the Project in the current year periods. Gross margins in the current year periods were negatively impacted by unfavorable manufacturing variances due to lower revenue as well as the allocation of revenue from traditional reagents to instruments, which is explained below in the Capture gross margins discussion.

For the three months ended November 30, 2010, Capture gross margins decreased to 79.1% from 81.6% in the prior year quarter. For the six months ended November 30, 2010, Capture gross margins decreased to 79.7% from 82.4% in the prior year period. Gross margins decreased in both the three- and six- month periods primarily due to unfavorable manufacturing variances and the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margins on instruments increased to 22.6% in the second quarter of fiscal 2011 from 22.0% in the prior year quarter, primarily due to the mix of instrument placements with more rentals (versus sales) in the current year period offset by the negative impact of currency. Instrument gross margins decreased to 19.7% from 26.8% in the first six months of fiscal 2011 compared with the prior year period primarily due to the negative impact of currency as well as an increase in the number of instruments expensed during the current year.  In the prior year period, more instruments were rented (versus sold). Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. We recognized approximately $3.8 million and $7.7 million of revenue deferred from prior periods in the three and six months ended November 30, 2010, respectively, compared with approximately $4.2 million and $8.4 million of deferred revenue recognized in the three and six months ended November 30, 2009, respectively.

Operating Expenses

	Three Months Ended				Six Months Ended
	November 30,	November 30,	Change		November 30,	November 30,	Change
	2010	2009	Amount	%	2010	2009	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$3,881	$3,898	$(17)	0%	$8,306	$7,721	$585	8%
Selling and marketing	9,221	9,765	(544)	-6%	18,363	19,229	(866)	-5%
Distribution	3,940	3,721	219	6%	7,972	7,226	746	10%
General and administrative	8,303	9,020	(717)	-8%	17,089	17,508	(419)	-2%
Amortization expense	1,083	1,073	10	1%	2,163	2,140	23	1%
Total operating expenses	$26,428	$27,477	$(1,049)	-4%	$53,893	$53,824	$69	0%

Research and development expenses for the three months ended November 30, 2010 were essentially in line with the prior year quarter. Research and development expenses increased by approximately $0.6 million for the first six months of fiscal 2011 when compared with the prior year period primarily due to expenses related to projects.

Selling and marketing expenses for the three and six months ended November 30, 2010 decreased by approximately $0.5 million and approximately $0.9 million when compared with the prior year periods. The decreases are primarily due to lower salary expense in the current year periods compared with the prior year periods.

Distribution expenses for the three and six months ended November 30, 2010 increased by approximately $0.2 million and by approximately $0.7 million when compared with the prior year periods. The increases are primarily related to increased shipping supplies and freight costs.

General and administrative expenses for the three and six months ended November 30, 2010 decreased approximately $0.7 million and $0.4 million when compared with the prior year period, primarily due to lower legal expenses. Legal expenses related to the DOJ investigation, which was closed in early November 2010, and the related lawsuits were approximately $0.2 million in the second quarter of fiscal 2011 compared with approximately $1.2 million in the second quarter of fiscal 2010.

Amortization expense for the three and six months ended November 30, 2010 was generally in line with the prior year periods.

Non-Operating Income

	Three Months Ended			Six Months Ended
	November 30,	November 30,	Change	November 30,	November 30,	Change
	2010	2009	Amount	2010	2009	Amount
	($ in thousands)			($ in thousands)
Non-operating income	$90	$38	$52	$386	$253	$133

Non-operating income for the three and six months ended November 30, 2010 was generally in line with the prior year periods.

Income Taxes

The provision for income taxes for the three months ended November 30, 2010 was generally in line when compared with the corresponding period in fiscal 2010.  For the six month period ended November 30, 2010, the provision for income taxes decreased approximately $1.1 million primarily due to a lower effective tax rate. The effective income tax rate was 34.3% and 35.9% in the three months ended November 30, 2010 and 2009, respectively.  For the six months ended November 30, 2010 and 2009, the effective tax rate was 34.2% and 36.1%, respectively.  In the current year quarter, the most significant item that resulted in the lower effective tax rate related to the increased utilization of net operating loss carryforwards. In the six months ended November 30, 2010, the most significant items that resulted in the lower effective tax rate were an increase in allowable manufacturing deductions as well as increased utilization of net operating loss carryforwards. In the first half of the prior year, the effective tax rate included a deferred tax true-up adjustment that increased the rate.

Liquidity and Capital Resources

	For the Six Months Ended
	November 30, 2010	November 30, 2009
	(in thousands)
Net cash provided by operating activities	$47,729	$34,146
Net cash used in investing activities	(3,629)	(4,484)
Net cash provided by (used in) financing activities	202	(11,351)
Effect of exchange rate changes on cash and cash equivalents	1,387	1,294
Increase in cash and cash equivalents	$45,689	$19,605

Our cash and cash equivalents were $248.3 million at November 30, 2010, as compared with $202.6 million at May 31, 2010.  The increase in our cash position primarily resulted from operating cash flow in the first half of fiscal 2011.

Operating Activities – Net cash generated by operating activities was $47.7 million for the six months ended November 30, 2010, compared with $34.1 million generated in the six months ended November 30, 2009. The year-over-year increase was primarily due to an improvement in working capital.

Investing Activities – For the first six months of fiscal 2011, $3.6 million of net cash was used in investing activities for the purchase of property and equipment compared with $4.5 million in the corresponding period of the prior year.

Financing Activities – Net cash provided by financing activities was $0.2 million during the first six months of fiscal 2011, compared with $11.4 million used in financing activities in the corresponding period of the prior year. We did not repurchase shares of our common stock in the open market during the current period; however, we spent $11.6 million to repurchase shares of our common stock in the corresponding period of the prior fiscal year. During the current year period, we had a cash outflow of $0.4 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $0.2 million in the prior year period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. We received less than $0.1 million and approximately $0.2 million of excess tax benefits from the exercise of nonqualified employee stock options for the six months ended November, 2010 and 2009, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the six months ended November 30, 2010, no repurchases were made in the open market under the 1998 repurchase program.  During the six months ended November 30, 2009, approximately 650,000 shares were repurchased for $11.6 million. Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of November 30, 2010, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2010, totaling $62.0 million, and at May 31, 2010, totaling $59.6 million, are net of allowances for doubtful accounts of $2.5 million and $2.1 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during the second quarter of fiscal 2011.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although an update to ASC 740, “Income Taxes,” which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

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

ITEM 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.       Legal Proceedings

Since the filing on July 23, 2010 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010:

•
In November 2010, the United States Department of Justice, Antitrust Division (“DOJ”) informed us that its investigation of the Company had been closed. We had learned in April 2009 that we were being investigated for possible violations of the federal criminal antitrust laws in the blood reagents industry. Immucor cooperated fully with the investigation. The investigation was closed with no further action taken on the part of the DOJ.

•	There have been no material developments concerning the investigation of the Company by the Federal Trade Commission.

•
In August 2010 the United States District Court for the Eastern District of Pennsylvania denied Motions to Dismiss for failure to state a cause of action and a Motion to Stay Discovery filed by the Company and co-defendant Ortho-Clinical Diagnostics, Inc. The defendants filed a Motion for Reconsideration or for Certification for Interlocutory Appeal with respect to the Court’s order, and that motion was denied in December 2010.  Discovery has now commenced in this litigation.

•
In the private securities litigation pending in the United States District Court for the Northern District of Georgia, In re Immucor, Inc. Securities Litigation, Civil Action No. 1:09-CV-2351-TWT (N.D.Ga.), in June 2010, the Company and those current and former officers and directors named as defendants have moved the Court to dismiss the case.  Discovery in the case is stayed until the motion is resolved.   There have been no material developments in this case.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2010 the Company did not sell any unregistered securities and did not repurchase any shares of its common stock under its stock repurchase program.

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