Form 10-Q
period 2011-02-28
IMMUCOR INC
filed 2011-04-07
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:   February 28, 2011
OR

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

Large accelerated filer X	Accelerated filer

Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of March 31, 2011: Common Stock, $0.10 Par Value – 70,295,559

IMMUCOR, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$274,678	$202,649
Trade accounts receivable, net of allowance for doubtful accounts of $2,270 and $2,122 at February 28, 2011 and May 31, 2010, respectively	64,378	59,578
Inventories	33,459	35,730
Deferred income tax assets, current portion	14,170	14,807
Prepaid expenses and other current assets	4,054	4,832
Total current assets	390,739	317,596

PROPERTY AND EQUIPMENT, Net	54,037	49,169
GOODWILL	96,385	94,336
INTANGIBLE ASSETS, Net	55,069	57,628
DEFERRED INCOME TAX ASSETS	476	540
OTHER ASSETS	602	565
Total assets	$597,308	$519,834

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,087	$7,973
Accrued expenses and other current liabilities	15,731	17,378
Income taxes payable	7,564	12,312
Deferred revenue, current portion	7,954	8,994
Total current liabilities	39,336	46,657

DEFERRED REVENUE	6,854	7,687
DEFERRED INCOME TAX LIABILITIES	11,790	7,368
OTHER LONG-TERM LIABILITIES	2,058	1,999
Total liabilities	60,038	63,711
COMMITMENTS AND CONTINGENCIES (Note 9)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,057,398 and 69,912,449 shares at February 28, 2011 and May 31, 2010, respectively	7,006	6,991
Additional paid-in capital	41,180	36,256
Retained earnings	474,993	409,825
Accumulated other comprehensive income	14,091	3,051
Total shareholders' equity	537,270	456,123
Total liabilities and shareholders' equity	$597,308	$519,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

NET SALES	$83,349	$80,499	$248,536	$246,141
COST OF SALES (exclusive of amortization shown separately below)	24,330	24,785	71,465	72,598
GROSS MARGIN	59,019	55,714	177,071	173,543

OPERATING EXPENSES:
Research and development	3,733	3,409	12,039	11,130
Selling and marketing	8,430	8,388	26,793	27,617
Distribution	3,982	3,579	11,954	10,805
General and administrative	7,936	8,399	25,025	25,907
Amortization expense	1,071	1,065	3,234	3,205
Total operating expenses	25,152	24,840	79,045	78,664

INCOME FROM OPERATIONS	33,867	30,874	98,026	94,879

NON-OPERATING INCOME (EXPENSE):
Interest income	174	56	520	340
Interest expense	(29)	(16)	(48)	(29)
Other, net	(94)	(521)	(35)	(539)
Total non-operating income (expense)	51	(481)	437	(228)

INCOME BEFORE INCOME TAXES	33,918	30,393	98,463	94,651
PROVISION FOR INCOME TAXES	11,232	10,332	33,295	33,555
NET INCOME	$22,686	$20,061	$65,168	$61,096

Earnings per share:
Per common share - basic	$0.32	$0.29	$0.93	$0.87
Per common share - diluted	$0.32	$0.28	$0.92	$0.86

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity

BALANCE, May 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123

Shares issued under employee stock plan	163	17	660	-	-	677
Share-based compensation expense	-	-	4,509	-	-	4,509
Stock repurchases and retirements	(18)	(2)	(349)	-	-	(351)
Tax benefits related to share-based compensation	-	-	104	-	-	104
Comprehensive income:
Foreign currency translation adjustments	-	-	-	-	11,040	11,040
Net income	-	-	-	65,168	-	65,168
Total comprehensive income						76,208

BALANCE, February 28, 2011	70,057	$7,006	$41,180	$474,993	$14,091	$537,270

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)
	Nine Months Ended
	February 28,	February 28,
	2011	2010
OPERATING ACTIVITIES:
Net income	$65,168	$61,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,411	12,233
Loss on retirement of fixed assets	712	429
Provision for doubtful accounts	396	306
Share-based compensation expense	4,509	4,164
Deferred income taxes	5,142	(2,376)
Excess tax benefit from share-based compensation	(104)	(209)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,646)	(5,764)
Income taxes	(5,183)	5,662
Inventories	(5,027)	(9,423)
Other assets	1,293	182
Accounts payable	(168)	(1,436)
Deferred revenue	(2,250)	(3,349)
Accrued expenses and other liabilities	(2,587)	(5,992)
Cash provided by operating activities	73,666	55,523

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,533)	(5,679)
Cash used in investing activities	(5,533)	(5,679)

FINANCING ACTIVITIES:
Repurchase of common stock	(351)	(11,727)
Proceeds from exercise of stock options	677	269
Excess tax benefit from share-based compensation	104	209
Cash provided by (used in) financing activities	430	(11,249)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,466	566
INCREASE IN CASH AND CASH EQUIVALENTS	72,029	39,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,649	136,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,678	$175,622

SUPPLEMENTAL INFORMATION:
Tax paid	$33,318	$30,178
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	8,657	9,444

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

The accompanying condensed consolidated financial statements present results of operations for the three and nine months ended February 28, 2011. These results are not necessarily indicative of the results that may be achieved for the year ending May 31, 2011, or any other period.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	February 28, 2011	May 31, 2010
	(in thousands)

Raw materials and supplies	$9,142	$8,211
Work in process	4,065	4,145
Finished goods	20,252	23,374
	$33,459	$35,730

3.	SHAREHOLDERS’ EQUITY

During the first quarter of fiscal 2011, in compliance with statutory tax withholding requirements, the Company reacquired from certain restricted shareholders an aggregate of 18,265 shares valued at $0.4 million. During the first quarter of fiscal 2010, the Company similarly either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 9,481 shares valued at $0.2 million. No shares were reacquired for this purpose during the second or third quarters of fiscal 2011 and 2010.  The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the condensed consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statements of cash flows.

The shares acquired were returned to the status of authorized, but unissued shares.

4.	STOCK REPURCHASE PROGRAM

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

No repurchases were made during the three or nine months ended February 28, 2011. During the three months ended February 28, 2010, no repurchases were made. During the nine months ended February 28, 2010, approximately 650,000 shares were repurchased in the open market under the 1998 repurchase plan for approximately $11.6 million.  Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of February 28, 2011, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

5.	SHARE-BASED COMPENSATION

Plan summary

During the first nine months of fiscal 2011, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) was the only plan under which the Company was authorized to grant stock incentive awards. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. As of February 28, 2011, awards for 2,564,683 shares have been granted under the 2005 Plan and 1,035,317 shares are still available for future awards, all of which can be awarded as restricted shares. The option exercise price is the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the 2005 Plan.

Valuation method used and assumptions

The fair value of each option grant in the three and nine months ended February 28, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Risk-free interest rate (1)	1.74%	2.07%	1.59%	2.15%
Expected volatility (2)	44.11%	44.70%	43.47%	45.52%
Expected life (years) (3)	4.25	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-	-

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(2)	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
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

Stock option activity

The options granted under the 2005 Plan during the nine months ended February 28, 2011 have a six-year term with vesting of 25% at each anniversary of the issuance date.  The Company has not granted any option awards with market or performance conditions. Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in outstanding options for the nine months ended February 28, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2010	2,660,097	$17.77
Granted (2)	374,003	$19.10
Exercised (3)	(82,254)	$8.23
Forfeited	(52,870)	$24.82
Expired	(102,318)	$24.86
Outstanding at February 28, 2011	2,796,658	$17.83	3.8	$13,789

Exercisable at February 28, 2011	1,835,278	$15.82	3.5	$12,908

(1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of options that are in the money as of the date presented).

(2)	The weighted-average grant-date fair value of share options granted during the first nine months of fiscal years 2011 and 2010 was $7.14 and $6.50, respectively.
(3)	The total intrinsic value of share options exercised during the first nine months of fiscal years 2011 and 2010 was $1.0 million and $0.5 million, respectively.

As of February 28, 2011, there was $5.7 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through February 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.3 years.

Restricted stock activity

The restricted stock granted under the 2005 Plan during the nine months ended February 28, 2011 vests 20% at each anniversary of the issuance date.  The Company has not granted any share awards with market or performance conditions. Compensation costs for restricted stock with tiered vesting terms are recognized evenly over the vesting period.

The following is a summary of the changes in nonvested restricted stock for the nine months ended February 28, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2010	288,168	$18.54
Granted	211,865	$19.10
Vested	(80,960)	$18.67
Forfeited	(21,251)	$18.53
Nonvested stock outstanding at February 28, 2011	397,822	$18.81

The total fair value of restricted shares vested was $1.6 million and $1.0 million during the nine months ended February 28, 2011 and 2010, respectively.

As of February 28, 2011, there was $5.8 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.6 years.

6.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended February 28, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

Net income	$22,686	$20,061	$65,168	$61,096
Net foreign currency translation adjustments	5,521	(5,306)	11,040	381
Comprehensive income	$28,207	$14,755	$76,208	$61,477

No tax effect is recorded for foreign currency translation adjustments as the foreign net assets translated are deemed permanently invested.

7.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

Numerator for basic and diluted earnings per share:
Net Income	$22,686	$20,061	$65,168	$61,096
Denominator:
For basic earnings per share - weighted average shares basis	70,037	69,869	70,005	70,121
Effect of dilutive stock options and restricted stock	628	587	558	543
Denominator for diluted earnings per share -adjusted weighted average shares basis	70,665	70,456	70,563	70,664

Earnings per common share – basic	$0.32	$0.29	$0.93	$0.87
Earnings per common share – diluted	$0.32	$0.28	$0.92	$0.86

Out of the money options were excluded from the above calculation because inclusion of these securities would be anti-dilutive. For the quarters ended February 28, 2011 and 2010, 1,447,893 and 1,674,235, respectively, of out-of-the-money options were excluded. For the nine months ended February 28, 2011 and 2010, 1,839,871 and 1,774,366, respectively, of out-of-money options were excluded.

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

Segment information for the three and nine months ended February 28, 2011 and 2010 is summarized below (in thousands).

	For the Three Months Ended February 28, 2011

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$37,721	$7,160	$2,359	$2,365	$-	$49,605
Affiliates	1,127	1,248	30	-	(2,405)	-
Total	38,848	8,408	2,389	2,365	(2,405)	49,605
Capture revenues:
Unaffiliated customers	14,214	5,519	1,338	468	-	21,539
Affiliates	1,844	674	11	-	(2,529)	-
Total	16,058	6,193	1,349	468	(2,529)	21,539
Net instrument revenues:
Unaffiliated customers	7,038	2,825	712	232	-	10,807
Affiliates	608	1,161	-	-	(1,769)	-
Total	7,646	3,986	712	232	(1,769)	10,807
Net molecular immunohematology revenues:
Unaffiliated customers	902	496	-	-	-	1,398
Affiliates	261	228	-	-	(489)	-
Total	1,163	724	-	-	(489)	1,398

Net Sales	63,715	19,311	4,450	3,065	(7,192)	83,349

Income (loss) from operations	28,237	3,213	1,899	644	(126)	33,867

Depreciation	2,299	1,034	90	42	-	3,465
Amortization	1,008	40	-	23	-	1,071
Income tax (benefit) expense	9,454	973	653	197	(45)	11,232
Capital expenditures	1,158	178	563	5	-	1,904

	For the Three Months Ended February 28, 2010

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$38,660	$7,286	$2,465	$2,099	$-	$50,510
Affiliates	1,028	1,173	49	-	(2,250)	-
Total	39,688	8,459	2,514	2,099	(2,250)	50,510
Capture revenues:
Unaffiliated customers	10,994	5,607	1,194	285	-	18,080
Affiliates	1,685	708	-	-	(2,393)	-
Total	12,679	6,315	1,194	285	(2,393)	18,080
Net instrument revenues:
Unaffiliated customers	6,614	3,033	562	68	-	10,277
Affiliates	1,150	1,052	-	-	(2,202)	-
Total	7,764	4,085	562	68	(2,202)	10,277
Net molecular immunohematology revenues:
Unaffiliated customers	965	667	-	-	-	1,632
Affiliates	389	-	-	-	(389)	-
Total	1,354	667	-	-	(389)	1,632

Net Sales	61,485	19,526	4,270	2,452	(7,234)	80,499

Income from operations	24,989	3,151	2,151	296	287	30,874

Depreciation	2,089	949	80	26	-	3,144
Amortization	1,004	40	-	21	-	1,065
Income tax expense	8,359	1,117	752	-	104	10,332
Capital expenditures	1,092	38	46	19	-	1,195

	For the Nine Months Ended February 28, 2011

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$113,258	$21,165	$7,394	$7,056	$-	$148,873
Affiliates	3,322	3,499	198	-	(7,019)	-
Total	116,580	24,664	7,592	7,056	(7,019)	148,873
Capture revenues:
Unaffiliated customers	39,942	16,977	3,937	1,356	-	62,212
Affiliates	5,163	2,202	11	-	(7,376)	-
Total	45,105	19,179	3,948	1,356	(7,376)	62,212
Net instrument revenues:
Unaffiliated customers	20,590	9,803	2,105	821	-	33,319
Affiliates	2,565	5,357	-	-	(7,922)	-
Total	23,155	15,160	2,105	821	(7,922)	33,319
Net molecular immunohematology revenues:
Unaffiliated customers	2,576	1,556	-	-	-	4,132
Affiliates	732	775	-	-	(1,507)	-
Total	3,308	2,331	-	-	(1,507)	4,132

Net Sales	188,148	61,334	13,645	9,233	(23,824)	248,536

Income (loss) from operations	80,992	8,857	6,193	2,134	(150)	98,026

Depreciation	6,669	3,135	259	114	-	10,177
Amortization	3,048	119	-	67	-	3,234
Income tax (benefit) expense	27,981	2,890	2,122	349	(47)	33,295
Capital expenditures	3,977	281	1,040	235	-	5,533
Property & equipment, net	37,525	13,256	2,825	431	-	54,037
Total assets at period end	657,440	86,162	37,132	24,436	(207,862)	597,308

	For the Nine Months Ended February 28, 2010

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$120,821	$22,237	$7,183	$6,349	$-	$156,590
Affiliates	3,450	3,665	185	-	(7,300)	-
Total	124,271	25,902	7,368	6,349	(7,300)	156,590
Capture revenues:
Unaffiliated customers	34,580	17,355	3,608	845	-	56,388
Affiliates	5,126	2,241	-	-	(7,367)	-
Total	39,706	19,596	3,608	845	(7,367)	56,388
Net instrument revenues:
Unaffiliated customers	18,666	8,773	1,699	456	-	29,594
Affiliates	3,783	4,297	-	-	(8,080)	-
Total	22,449	13,070	1,699	456	(8,080)	29,594
Net molecular immunohematology revenues:
Unaffiliated customers	2,376	1,193	-	-	-	3,569
Affiliates	876	-	-	-	(876)	-
Total	3,252	1,193	-	-	(876)	3,569

Net Sales	189,678	59,761	12,675	7,650	(23,623)	246,141

Income from operations	80,563	7,051	6,091	891	283	94,879

Depreciation	5,729	2,949	249	101	-	9,028
Amortization	3,019	125	-	61	-	3,205
Income tax expense	28,629	2,578	2,130	-	218	33,555
Capital expenditures	5,261	280	102	36	-	5,679
Property & equipment, net	36,057	10,911	1,619	236	-	48,823
Total assets at period end	569,537	74,524	29,779	19,642	(198,599)	494,883

Net export sales to unaffiliated customers (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

United States	$1,527	$1,373	$4,804	$4,037
Europe	1,374	1,466	4,757	4,831
Canada	453	387	1,583	1,558
Total net export sales	$3,354	$3,226	$11,144	$10,426

9.	COMMITMENTS AND CONTINGENCIES

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition.  At various times since the investigation began, the Company provided certain documents and information to the FTC concerning those acquisitions and concerning the Company’s product pricing activities since then, including copies of documents the Company provided to the United States Department of Justice, Antitrust Division (“DOJ”) in the previously-reported DOJ investigation that was closed in November 2010.   The Company has cooperated with the FTC and intends to continue cooperating.  At this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

In November 2010, the DOJ informed the Company that its investigation of the Company had been closed. The Company learned in April 2009 that the Company was being investigated for possible violations of the federal criminal antitrust laws in the blood reagents industry. Immucor cooperated fully with the investigation, which was closed with no further action taken on the part of the DOJ.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time the Company makes statements or projections about future financial results or economic performance, or statements about plans and objectives for future operations, which are referred to as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbor provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should” and other words of similar meaning.  We sometimes use forward-looking statements in discussions of our business, for example, when discussing future operations, financial performance, product development and new product launches, FDA and other regulatory applications and approvals, market position and expenditures.  Some of the statements in this report are such forward-looking statements.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include the following, some of which are described in greater detail below: lower industry blood demand and the subsequent impact on the business; lower than expected demand for the Company’s instruments, including the new NEO; the decision of customers to defer capital spending; the outcome of the administrative action (“notice of intent to revoke our biological license”) received from the Food and Drug Administration (“FDA”); customer reaction to the FDA action and the subsequent impact on the business; the strengthening of the U.S. Dollar versus any of the functional currencies in which the Company operates and its adverse impact on reported results; the unexpected change in the mix of instruments being purchased instead of acquired through other means, which could significantly change costs recognized in the period; the consequences of the recent natural disasters in Japan; the failure of customers to efficiently integrate the Company’s instruments into their blood banking operations; increased competition in the sale of instruments and reagents, particularly in the United States; unanticipated operational problems that result in non-compliance with FDA regulations; the failure to effectively integrate BioArray operations into the Company’s overall operations; product development obstacles including obstacles related to the development of the next generation automated instrument for the molecular immunohematology products; regulatory obstacles including obstacles in securing regulatory approval of molecular immunohematology products; the inability to hire and retain, and the unexpected loss of, key managers; changes in interest rates; the inability of the Company’s Japanese subsidiary as well as our molecular immunohematology operations to attain expected revenue, gross margin and net income levels; the outcome of any legal claims or regulatory investigations known or unknown, including the ongoing investigation by the  Federal Trade Commission; customer and shareholder class action lawsuits; the Company’s inability to protect its intellectual property, particularly as to the molecular immunohematology products, or its infringement of the intellectual property of others; lower than expected market acceptance of the molecular immunohematology products; the unexpected application of different accounting rules; general economic conditions; and adverse developments with respect to the operation or performance of the Company, its products and its affiliates or the market price of its common stock. Investors are cautioned not to place undue reliance on any forward-looking statements. The Company cautions that historical results should not be relied upon as indications of future performance.  The Company assumes no obligation to update any forward-looking statements.  Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010 as filed with the SEC on July 23, 2010 as such risk factors may be revised or expanded in this report.

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

In late fiscal 2010, we received CE (“Conformité Européenne”) Mark approval denoting regulatory clearance in the European Union (“EU”) for the Human Platelet Antigen (“HPA”) molecular immunohematology product as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS™ database. While the testing itself is primarily manual today, the current instrument automates the reading and interpretation of test results. In June 2010, we received CE Mark approval in the EU for our Human Erythrocyte Antigen (“HEA”) molecular immunohematology product. Our molecular offering is currently available for Research Use Only in the U.S.

We are currently working on the next generation automated instrument, which we believe will allow for the further commercialization of our molecular immunohematology technology by automating the testing. Our current timeline is to have a Research Use Only instrument available in calendar 2012.

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

U.S. Department of Justice Closes its Investigation – In November 2010, the United States Department of Justice, Antitrust Division (“DOJ”) informed us that its investigation of the Company had been closed. We learned in April 2009 that we were being investigated for possible violations of the federal criminal antitrust laws in the blood reagents industry.  We cooperated fully with the investigation, which was closed with no further action taken on the part of the DOJ.

Worldwide Launch of NEO – In late fiscal 2010, we began the worldwide introduction of our fourth generation automated instrument for serology testing, NEO, which replaced our previous high volume instrument, Galileo. We believe Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, had reached its natural replacement cycle of five to seven years. Like Galileo, NEO is targeted at high volume customers: large hospitals, donor centers and reference laboratories. We believe NEO will have broader market appeal in the hospital segment than Galileo due to added functionality and faster turnaround times. We have received regulatory approval in all our direct markets for NEO. In the European Union, NEO received CE Mark approval in February 2010, and in the U.S., NEO received FDA clearance in April 2010.

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

Quality Process Improvement Project – During our third quarter of fiscal 2009, we formalized our efforts to improve the processes and procedures of our quality system through the establishment of the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to both remediate the deficiencies noted by FDA and to deliver on our commitment of maintaining a world-class quality system. During fiscal 2010 and fiscal 2009, we spent approximately $5.9 million and $2.4 million, respectively, on the Project. These costs were reflected in cost of sales and primarily represent the cost of external consultants who were assisting us with the Project. During our third fiscal quarter of 2010, we completed the first phase of the Project, which was designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas. The second phase of the Project continues with a focus on ongoing quality systems improvements as well as the deficiencies noted in the FDA’s June 2010 inspection. We are using primarily internal resources on the Project going forward.

Performance

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2011	2010	Amount	%	2011	2010	Amount	%
	($ in thousands)				($ in thousands)
Net sales	$83,349	$80,499	$2,850	4%	$248,536	$246,141	$2,395	1%
Gross margin	59,019	55,714	3,305	6%	177,071	173,543	3,528	2%
Gross margin percentage	70.8%	69.2%			71.2%	70.5%
Operating expenses	25,152	24,840	312	1%	79,045	78,664	381	0%
Income from operations	33,867	30,874	2,993	10%	98,026	94,879	3,147	3%
Non-operating income (expense)	51	(481)	532	-111%	437	(228)	665	-292%
Income before income tax	33,918	30,393	3,525	12%	98,463	94,651	3,812	4%
Provision for income tax	11,232	10,332	900	9%	33,295	33,555	(260)	-1%
Net income	$22,686	$20,061	$2,625	13%	$65,168	$61,096	$4,072	7%

Earnings per share:
Per common share - basic	$0.32	$0.29	$0.03	10%	$0.93	$0.87	$0.06	7%
Per common share - diluted	$0.32	$0.28	$0.04	14%	$0.92	$0.86	$0.06	7%

During the three months ended February 28, 2011, revenue increased by approximately $2.9 million or 4% compared with revenue in the prior year quarter. Revenue in the current year quarter was positively impacted by approximately $1.4 million related to price contribution, and approximately $1.9 million related to volume contribution, including incremental revenue from instrument placements. Volume contribution in the current year quarter was positively impacted by an increased number of ship cycles when compared with the prior year quarter. Lower sales volume of reagents because of weaker industry demand in the U.S. market continued to be the primary factor negatively impacting the Company’s year-over-year growth rate. Revenue in the current year quarter was negatively impacted by approximately $0.4 million from fluctuations in foreign currency exchange rates.

During the nine months ended February 28, 2011, revenue increased by approximately $2.4 million or 1% when compared with revenue in the prior year period. Fiscal 2011 year-to-date revenue was positively impacted by approximately $3.3 million related to price contribution, and approximately $1.8 million related to volume contribution, including incremental revenue from instrument placements. Volume contribution on a year-to-date basis was negatively impacted primarily by lower sales volume of reagents due to weaker industry demand in the U.S. market. Fluctuations in foreign currency exchange rates in the current year period negatively impacted revenue by approximately $2.7 million.

For the third quarter of fiscal 2011, our consolidated gross margin increased to 70.8% from 69.2% achieved in the third quarter of fiscal 2010. Gross margins in the prior year quarter included costs related to the Quality Process Improvement Project of approximately $1.8 million, primarily for external consultants. There were no material external costs related to the Project in the current year quarter, which benefited margins. Gross margins in the current year quarter were negatively impacted by the mix of instrument-related revenue as well as more instruments being expensed in the current year quarter when compared with the prior year quarter. Operating expenses in the third quarter of fiscal 2011 increased approximately 1% from the prior year quarter, primarily due to higher distribution expenses and higher research and development expenses offset by lower general and administrative expenses.  Net income in the third quarter of fiscal 2011 increased approximately 13% when compared with the prior year quarter.

For the first nine months of fiscal 2011, our consolidated gross margin increased to 71.2% from 70.5% achieved in the prior year period. Gross margins in the prior year period included costs related to the Quality Process Improvement Project of approximately $5.9 million, primarily for external consultants. There were no material external costs related to the Project in the current year period, which benefited margins. Gross margins in the current year period were negatively impacted by the mix of instrument-related revenue, more instruments being expensed in the current year period compared with the prior year period and the impact of foreign currency exchange rate fluctuations. Operating expenses were generally in line with the prior year period.  Net income in the first nine months of fiscal 2011 increased approximately 7% when compared with the first nine months of fiscal 2010.

During the third quarter of fiscal 2011, we received 31 orders worldwide for our medium- to low-volume instrument, Echo, including 20 in the U.S. and Canada and 11 in the rest of the world, including distributors. We received 39 orders worldwide for our high volume instrument, NEO, during the third quarter of fiscal 2011, including 22 in the U.S. and Canada and 17 in the rest of the world, including distributors. On a year-to-date basis, we have received 86 Echo orders worldwide and 83 NEO orders worldwide. As of February 28, 2011, we had an instrument backlog of 95 Echos and 62 Galileo/NEOs worldwide. This backlog represents orders where either the instruments have not been installed or the customer validation process has not been completed so the instruments were not generating recurring revenue at the expected annualized run rate at the end of the current fiscal quarter.  As of February 28, 2011, we had 832 Echos and 700 high volume instruments generating reagent revenues at the expected annualized run rate.

Results of Operations

Net Sales

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2011	2010	Amount	%	2011	2010	Amount	%
	($ in thousands)				($ in thousands)
Traditional reagents	$49,605	$50,510	$(905)	-2%	$148,873	$156,590	$(7,717)	-5%
Capture reagents	21,539	18,080	3,459	19%	62,212	56,388	5,824	10%
Instruments	10,807	10,277	530	5%	33,319	29,594	3,725	13%
Molecular immunohematology	1,398	1,632	(234)	-14%	4,132	3,569	563	16%
	$83,349	$80,499	$2,850	4%	$248,536	$246,141	$2,395	1%

Traditional reagent revenue decreased by approximately $0.9 million or 2% during the three months ended February 28, 2011 compared with revenue in the prior year quarter. Lower sales volume because of weaker industry demand in the U.S. market was the primary driver of the decline in the current quarter revenue. Traditional reagent revenue in the current year quarter benefited from an increased number of ship cycles when compared with the prior year quarter. On a year-to-date basis, traditional reagent revenue decreased by approximately $7.7 million or 5% during fiscal 2011 compared with fiscal 2010, primarily due to lower sales volume because of weaker industry demand in the U.S. market. Traditional reagent revenue has been negatively impacted as we place more instruments in the market. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagents revenue and a decrease in traditional reagent revenue when the instrument is placed with a current customer. With our automation strategy, we expect this trend to continue. Additionally, we have revised our go-to-market strategy to better address the economic downturn as well as the competitive pressures that we have historically experienced in our traditional reagent business.

Capture reagent revenue increased by approximately $3.5 million or 19% during the third quarter of fiscal 2011 compared with the prior year quarter. Capture revenue in the current year quarter benefited from an increased number of ship cycles when compared with the prior year quarter as well as incremental revenue from instrument placements. In the first nine months of fiscal 2011, Capture revenue increased by approximately $5.8 million or 10% when compared with the prior year period primarily from incremental revenue from instrument placements. Capture’s year-over-year revenue growth rate in both periods was negatively impacted by weaker industry demand in the U.S. market. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Instrument revenue increased by approximately $0.5 million or 5% and by approximately $3.7 million or 13% during the three and nine months ended February 28, 2011, respectively, compared with the prior year periods due to increased instrument placements. Currency fluctuations negatively impacted instrument revenue on a year-to-date basis when compared with the prior year period.  Instrument revenue is typically recognized over the life of either the instrument rental period or the underlying reagent contract period dependent upon how the instrument was acquired. Historically, when instruments are sold (versus rented) revenue is deferred and recognized over the life of the underlying reagent contract period when the contract includes a price guarantee (which our contracts typically do). Since the launch of the Echo in the first quarter of fiscal 2008, the proportion of instruments rented (versus sold) has increased. In the third fiscal quarter of 2011, approximately $3.8 million of deferred revenue was recognized from previously placed instruments and the related service compared with $4.3 million recognized in the prior year quarter. We deferred approximately $3.6 million of instrument revenues related to instrument placements and the related service in both the current year and prior year quarters. In the first nine months of fiscal 2011, approximately $11.6 million of deferred revenue was recognized from previously placed instruments and the related service compared with $12.7 million recognized in the prior year period. We deferred approximately $9.3 million of instrument revenues related to instrument placements and the related service in the current year-to-date period, compared with $9.4 million in the prior year-to-date period.  As of February 28, 2011 and 2010, deferred instrument and service revenues totaled approximately $14.8 million and $18.7 million, respectively. The decrease in the deferred revenue balance is due to the proportional increase in rentals as an acquisition option.

Molecular immunohematology revenue was $1.4 million and $4.1 million during the three and nine months ended February 28, 2011, respectively, compared with $1.6 million and $3.6 million, respectively, in the prior year periods.

Gross Margins (1)

	Three Months Ended
	February 28,		February 28,
	2011		2010		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$40,274	81.2%	$39,084	77.4%	$1,190
Capture reagents (1)	16,921	78.6%	14,496	80.2%	2,425
Instruments (1)	1,259	11.6%	1,614	15.7%	(355)
Molecular immunohematology (1)	565	40.4%	520	31.9%	45
	$59,019	70.8%	$55,714	69.2%	$3,305

	Nine Months Ended
	February 28,		February 28,
	2011		2010		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$120,287	80.8%	$120,165	76.7%	$122
Capture reagents (1)	49,355	79.3%	46,061	81.7%	3,294
Instruments (1)	5,685	17.1%	6,794	23.0%	(1,109)
Molecular immunohematology (1)	1,744	42.2%	523	14.7%	1,221
	$177,071	71.2%	$173,543	70.5%	$3,528

(1)  The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

For the three months ended February 28, 2011, gross margins on traditional reagents increased to 81.2% from 77.4% in the prior year quarter. For the nine months ended February 28, 2011, gross margins on traditional reagents increased to 80.8% from 76.7% in the prior year period. Gross margins in the prior year periods included expenses related to the remediation portion of our Quality Process Improvement Project, which was completed in the third quarter of fiscal 2010, of approximately $1.8 million for the third quarter of fiscal 2010 and approximately $5.9 million for the first nine months of fiscal 2010. These Project costs were primarily for external consultants. There were no material external costs related to the Project in the current year periods, which benefited gross margins.

For the three months ended February 28, 2011, Capture reagents gross margins decreased to 78.6% from 80.2% in the prior year quarter. For the nine months ended February 28, 2011, Capture gross margins decreased to 79.3% from 81.7% in the prior year period. Gross margins decreased in both the three- and nine- month periods primarily due to the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margins on instruments decreased to 11.6% in the third quarter of fiscal 2011 from 15.7% in the prior year quarter. For the nine months ended February 28, 2011, instrument gross margins decreased to 17.1% from 23.0% in the prior year period. Gross margins decreased in both the three- and nine-month periods primarily due to the mix of instrument revenue and more instruments being expensed in the current year periods. In the prior year periods, more instruments were rented (versus sold). Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract. We recognized approximately $3.8 million and $11.6 million of revenue deferred from prior periods in the three and nine months ended February 28, 2011, respectively, compared with approximately $4.3 million and $12.7 million of deferred revenue recognized in the three and nine months ended February 28, 2010, respectively.

Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,	February 28,	Change		February 28,	February 28,	Change
	2011	2010	Amount	%	2011	2010	Amount	%
	($ in thousands)				($ in thousands)
Research and development	$3,733	$3,409	$324	10%	$12,039	$11,130	$909	8%
Selling and marketing	8,430	8,388	42	1%	26,793	27,617	(824)	-3%
Distribution	3,982	3,579	403	11%	11,954	10,805	1,149	11%
General and administrative	7,936	8,399	(463)	-6%	25,025	25,907	(882)	-3%
Amortization expense	1,071	1,065	6	1%	3,234	3,205	29	1%
Total operating expenses	$25,152	$24,840	$312	1%	$79,045	$78,664	$381	0%

Research and development expenses for the three and nine months ended February 28, 2011 increased approximately $0.3 million and approximately $0.9 million, respectively, when compared with prior year periods. The increases were primarily due to project-related expenses.

Selling and marketing expenses for the three months ended February 28, 2011 were essentially in line with the prior year quarter. Selling and marketing expenses for the first nine months ended February 28, 2011 decreased by approximately $0.8 million when compared with the prior year period primarily due to lower compensation expense.

Distribution expenses for the three and nine months ended February 28, 2011 increased by approximately $0.4 million and by approximately $1.1 million, respectively, when compared with the prior year periods. The increases were primarily related to increased shipping supplies and freight costs.

General and administrative expenses for the three and nine months ended February 28, 2011 decreased approximately $0.5 million and $0.9 million, respectively, when compared with the prior year period.  The decrease in the current year quarter was primarily due to the timing of expenses. The decrease on a year-to-date basis was primarily due to lower legal expenses.

Amortization expense for the three and nine months ended February 28, 2011 was generally in line with the prior year periods.

Non-Operating Income

	Three Months Ended			Nine Months Ended
	February 28,	February 28,	Change	February 28,	February 28,	Change
	2011	2010	Amount	2011	2010	Amount
	($ in thousands)			($ in thousands)
Non-operating income (expense)	$51	$(481)	$532	$437	$(228)	$665

Non-operating income for the three and nine months ended February 28, 2011 increased approximately $0.5 million and $0.7 million, respectively, primarily due to prior year foreign exchange losses that did not recur in the current year as well as an increase in other income.

Income Taxes

The provision for income taxes for the three months ended February 28, 2011 increased when compared with the prior year quarter. The current year quarter had higher operating income that was partially offset by a lower effective tax rate. For the nine month period ended February 28, 2011, the provision for income taxes was generally in line with the provision in the prior year period.

The effective income tax rate in the three months ended February 28, 2011 and 2010 was 33.1% and 34.0%, respectively. For the nine months ended February 28, 2011 and 2010, the effective tax rate was 33.8% and 35.5%, respectively. In the current year quarter, the lower effective tax rate was primarily a result of the December 2010 reinstatement of the federal research and development credit as well as an increase in allowable manufacturing deductions. In the nine months ended February 28, 2011, the lower effective tax rate was primarily a result of an increase in allowable manufacturing deductions.

Liquidity and Capital Resources

	For the Nine Months Ended
	February 28, 2011	February 28, 2010
	(in thousands)
Net cash provided by operating activities	$73,666	$55,523
Net cash used in investing activities	(5,533)	(5,679)
Net cash provided by (used in) financing activities	430	(11,249)
Effect of exchange rate changes on cash and cash equivalents	3,466	566
Increase in cash and cash equivalents	$72,029	$39,161

Our cash and cash equivalents were $274.7 million at February 28, 2011, as compared with $202.6 million at May 31, 2010.  The increase in our cash position primarily resulted from operating cash flow in the first nine months of fiscal 2011.

Operating Activities – Net cash generated by operating activities was $73.7 million for the nine months ended February 28, 2011, compared with $55.5 million generated in the nine months ended February 28, 2010. The year-over-year increase was primarily due to increased profitability and an improvement in working capital.

Investing Activities – For the first nine months of fiscal 2011, $5.5 million of net cash was used in investing activities for the purchase of property and equipment compared with $5.7 million in the corresponding period of the prior year.

Financing Activities – Net cash provided by financing activities was $0.4 million during the first nine months of fiscal 2011, compared with $11.2 million used in financing activities in the corresponding period of the prior year. We did not repurchase shares of our common stock in the open market during the current period; however, we spent $11.6 million to repurchase shares of our common stock in the corresponding period of the prior fiscal year. Proceeds received from the exercise of stock options totaled $0.7 million in the current period compared with $0.3 million in the corresponding prior year period.  During the current year period, we had a cash outflow of $0.4 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $0.2 million in the prior year period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows. We received approximately $0.1 million and $0.2 million of excess tax benefits from the exercise of nonqualified employee stock options for the nine months ended February 28, 2011 and 2010, respectively.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.

During the nine months ended February 28, 2011, no repurchases were made in the open market under the 1998 repurchase program.  During the nine months ended February 28, 2010, approximately 650,000 shares were repurchased for $11.6 million. Shares that are repurchased by the Company are returned to the status of authorized, but unissued shares.

As of February 28, 2011, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 28, 2011, totaling $64.4 million, and at May 31, 2010, totaling $59.6 million, are net of allowances for doubtful accounts of $2.3 million and $2.1 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during the third quarter of fiscal 2011.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives are amortized over their useful lives.

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

ITEM 4.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   Legal Proceedings

Since the filing on January 7, 2011 of the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, there have been no material developments concerning (1) the investigation of the Company by the Federal Trade Commission, (2) the private antitrust litigation pending in the United States District Court for the Eastern District of Pennsylvania or (3) the private securities litigation pending in the United States District Court for the Northern District of Georgia.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 or the Company’s Quarterly Reports on Form 10-Q for the quarters ended August 31, 2010 and November 30, 2010, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors

Except as noted below or elsewhere in this report, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2010, as filed with the SEC on July 23, 2010. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2011 the Company did not sell any unregistered securities and did not repurchase any shares of its common stock under its stock repurchase program.

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

IMMUCOR, INC.
(Registrant)

Date: April 7, 2011	By:	/s/ Dr. Gioacchino De Chirico
Dr. Gioacchino De Chirico, Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: April 7, 2011	By:	/s/ Richard A. Flynt
Richard A. Flynt, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number                                                         Description

3.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.