Form 10-K
period 2011-05-31
IMMUCOR INC
filed 2011-07-20
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 0-14820

IMMUCOR, INC.
(Exact name of registrant as specified in its charter)

Georgia	22-2408354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 GATEWAY DRIVE, P.O. BOX 5625	30091-5625
Norcross, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code, is (770) 441-2051

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class COMMON STOCK, $.10 PAR VALUE COMMON STOCK PURCHASE RIGHTS	Name of Each Exchange on Which Registered The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
 NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes_X__ No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ____  No __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ X __No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes_ X __ No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes____ No __ X___

As of November 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,276,245,711, based upon the closing price on The Nasdaq Stock Market on that date.  For the purpose of calculating this amount, all officers and directors have been treated as affiliates.

As of July 13, 2011, there were 70,497,802 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

Table Of Contents
Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings

Part II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk
Item 8.	Financial Statements And Supplementary Data
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Item 9A.	Controls And Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Item 13.	Certain Relationships And Related Transactions, And Director Independence
Item 14.	Principal Accountant Fees And Services

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Signatures

Ex-21	Subsidiaries Of The Registrant
Ex-23	Consents Of Experts And Counsel
Ex-31.1	Certificate Of Principal Executive Officer Pursuant To Rule 13a-14(a)
Ex-31.2	Certificate Of Principal Financial Officer Pursuant To Rule 13a-14(a)
Ex-32	Certifications Required Under Section 906 Of The Sarbanes-Oxley Act Of 2002

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

Potential Acquisition of our Company

On July 2, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IVD Holdings Inc., a Delaware corporation (“Parent”) and affiliate of TPG Partners VI, L.P. (the “TPG Fund”), and IVD Acquisition Corporation, a Georgia corporation and a wholly owned subsidiary of Parent (“Purchaser”).  The TPG Fund is an entity affiliated with TPG Capital, L.P., a Texas limited partnership (“TPG” or “TPG Capital”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, on July 15, 2011 Purchaser commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, $0.10 par value per share, of the Company (the “Shares”) at a purchase price of $27.00 per share, in cash (the “Offer Price”), without interest thereon and less any applicable withholding taxes.  Immediately following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly owned subsidiary of Parent. The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be consummated after the shareholders of the Company have approved the Merger Agreement at a meeting of shareholders. In the Merger, each outstanding Share (other than (i) Shares owned by Parent, Purchaser or the Company and (ii) Shares as to which dissenters’ rights have been perfected (and not withdrawn) in accordance with applicable law) will be converted into the right to receive cash in an amount equal to the Offer Price, without interest thereon and less any applicable withholding taxes.

The Offer is initially scheduled to expire at 5:00 p.m., Atlanta, Georgia time, on August 18, 2011. Upon the consummation of the Offer, Purchaser will accept and promptly pay for each Share validly tendered, and not withdrawn, in accordance with the terms of the Offer.

Purchaser’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) satisfaction of the “minimum tender condition” (as described below), (ii) Parent (either directly or through its subsidiaries) receiving the proceeds of the debt financing set forth in a debt commitment letter, dated July 2, 2011 (the “Debt Commitment Letter”), from Citigroup Global Markets Inc. (“Citi”), JPMorgan Chase Bank, N.A. (“JPMCB”), and J.P. Morgan Securities LLC (“JPMS” and, together with any other lenders party to the Debt Commitment Letter, collectively, the “Lenders”), pursuant to which the Lenders committed to provide an aggregate of $1.1 billion in debt financing to Purchaser (the “Debt Financing”) (or any alternative financing) and/or the Lenders (or the lenders party to a new commitment for any alternative financing) confirming to Parent or Purchaser that the Debt Financing (or any alternative financing) will be available at the consummation of the Offer in an amount sufficient to consummate the Offer and the Merger on the terms and conditions set forth in the Debt Commitment Letter (or a new commitment letter for any alternative financing), and (c) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including the expiration or termination of the waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any applicable consent or approvals pursuant to German antitrust or merger control laws.

The “minimum tender condition” requires that, by the expiration of the Offer (as such expiration may be extended), the number of Shares validly tendered and not withdrawn, which, when added to the Shares already owned by Parent or any of its subsidiaries, represents at least 84% of the total number of Shares outstanding on a fully-diluted basis.

If the minimum tender condition is not met, and in certain other circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after the approval of the Merger Agreement by the Company’s shareholders. In that case, the consummation of the Merger would be subject to similar conditions as the Offer, other than (a) the additional condition to the Merger regarding the shareholder approval requirement and the addition of certain customary conditions to the Company’s obligation to effect the Merger and (b) the inapplicability to the Merger of (i) the minimum tender condition and (ii) the condition regarding the receipt of funds from the Lenders and/or the confirmation of the availability of the Debt Financing from the Lenders.

The Company is permitted to solicit inquiries or engage in discussions with third parties relating to an acquisition proposal (as defined in the Merger Agreement) until 11:59 p.m., Atlanta, Georgia time on August 15, 2011, and after such period the Company may not solicit or initiate discussions with third parties regarding other proposals to acquire the Company (the “no-shop” period) and has agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary duties of the Company’s board of directors. The Company must give Parent and Purchaser four business days notice (whether prior to or during the “no-shop” period) before the Company is permitted to change its recommendation or terminate the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for Parent and the Company including, with respect to the Company, in the event that the Company receives a superior proposal. In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a superior proposal, the Company is required to pay to Parent a termination fee equal to $45 million, unless the termination by the Company and entry into an agreement with respect to a superior proposal occurs prior to the “no-shop” period or involves a party from whom the Company has received an acquisition proposal following the date of the Merger Agreement and prior to the “no shop” period, in which case the Company is required to pay Parent a termination fee equal to $25 million.  Parent will be required to pay the Company a termination fee equal to $90 million under certain specified circumstances as set forth in the Merger Agreement.

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

We continually innovate to ensure our offerings are competitive. For serology testing, Immucor is the only Company to offer “Scalable Solutions” to meet the needs of blood banks, regardless of size.  We offer two fully automated instruments for serology testing – NEO® and Echo® – to meet the different needs of our customers depending upon the volume in their laboratory and the complexity of the testing required.

In calendar 2010, we launched our fourth generation automated instrument, NEO, worldwide. Targeted at large hospitals, donor centers and reference laboratories, NEO replaces our previous high volume instrument, Galileo®, and due to added functionality, we believe NEO is a more attractive instrument for the hospital market. NEO delivers the market’s highest type-and-screen throughput and broadest test menu as well as new STAT priority functionality for improved workflow.

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

In fiscal 2010, we received CE (“Conformité Européenne”) Mark approval denoting regulatory clearance in the European Union (“EU”) for the Human Platelet Antigen (“HPA”) molecular immunohematology product as well as our current semi-automated molecular immunohematology system, the Array Imaging System and BASIS™ database. While the testing itself is primarily manual today, the current system automates the reading and interpretation of test results. In June 2010, we received CE Mark approval in the EU for our Human Erythrocyte Antigen (“HEA”) molecular immunohematology product. Our molecular offering is currently available for Research Use Only in the U.S.

We are currently working on an automated instrument as well as U.S. regulatory approval for the molecular offering, both of which we believe will allow for the further commercialization of our molecular immunohematology technology. Our current plan is to have a Research Use Only instrument available in calendar 2012.

Long-Term Growth Drivers

Our long-term growth drivers revolve around our automation strategy. We believe innovative instrumentation is the key to improving blood bank operations and patient safety, as well as increasing our market share around the world. In implementing our automation strategy, we are focused on the following:

i)
Product Innovations – We believe innovation is an important part of our strategy. We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. In calendar 2010, we launched our fourth generation automated instrument for serology testing, NEO. We are currently developing new serology reagent tests for use on our automated instruments as well as in a manual testing environment to further improve transfusion medicine. As noted above, in the new field of molecular immunohematology, we are currently developing an automated instrument for the DNA typing of blood for the purpose of transfusion, which we believe will be the future of blood bank operations.

ii)
Instrument Placements – We believe that instrument placements are the most effective way to gain market share as there are tangible benefits in terms of gaining operational efficiencies and improving patient safety for customers automating their testing or upgrading their current instrumentation. We continually innovate to ensure our automation offerings are competitive. Our serology instruments are “closed systems,” using our proprietary Capture® reagents as well as certain traditional reagents. Our goal in placing instruments is to secure a long-term, contractual relationship with the customer for reagents. Each instrument placed typically provides us with a recurring revenue stream through the sale of reagents and supplies.

iii)
International Growth – Outside of the U.S., we have direct distribution operations in Canada, Western Europe and Japan as well as a network of distributors in other parts of the world. As of May 31, 2011, approximately 30% of our sales were from outside the United States. We believe that our innovative automation offering and our proprietary and traditional reagent lines for serology as well as our new molecular immunohematology offering (discussed below) will enable us to continue to grow our market share outside the U.S.

iv)
Molecular Immunohematology – We believe that our acquisition of BioArray provides new, strategic growth markets for us, both in our current market of transfusion medicine through an offering complementary to our current serology product offerings as well as in potential new markets. We are currently working on new assays as well as an automated molecular immunohematology instrument.  Additionally, we are working on achieving U.S. regulatory approval for the molecular offering.  We believe these steps will help us further commercialize this innovative technology. Our current plan is to have a Research Use Only instrument available in calendar 2012. We believe that bringing the DNA typing of blood for transfusion to the blood bank will revolutionize transfusion medicine. We believe that we are in the forefront of this field.

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

Traditional reagents are used in a manual setting but certain products are also used on our automated instruments. Traditional reagents accounted for approximately 60% of our revenue in fiscal 2011. We believe there is a slight amount of seasonality in our reagent business as fewer donations and elective surgical procedures are performed in our first fiscal quarter (June-August).

Proprietary Technology Platforms

Solid Phase Technology

Our serology instruments use both our proprietary solid phase technology, marketed under the name Capture, as well as certain traditional reagents to perform tests. In our proprietary solid phase blood test system, red cell or platelet antigens are bound to a microtitration plate as a solid support (the solid phase), and the bound reactant captures other reactants in a fluid state and binds those fluid reactants to the solid phase. In this testing system, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen reactants have been bound. Special proprietary indicator cells manufactured by Immucor are then added. In a positive reaction, antibodies in the test sample are captured by the indicator cells and adhere to the bottom of the test well as a thin layer. In a negative reaction, there is no antibody attached to the indicator cells and they settle to the bottom of the test well as a small cell button. These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology (manual method). Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques. We have FDA approval or clearance for the Capture-P products for platelet testing, the Capture-R products for red cell testing, and one infectious disease test, Capture-CMV for acute cytomegalovirus antibody testing.

Molecular Immunohematology Technology

Our molecular immunohematology technology, which was obtained in August 2008 through our acquisition of BioArray, is marketed as the BeadChip™ system. BioArray developed a novel and flexible technology platform that allows for a variety of multiplex DNA-based testing, combining DNA amplification (PCR) with BeadChip detection and data analysis software. The platform combines semiconductor processing, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to DNA and protein analyses. Current BeadChip kits include Multiplex Human Erythrocyte Antigen (HEA) and Human Platelet Antigen (HPA). In late fiscal 2010, we received CE Mark approval for our HPA product as well as our system for reading and interpreting results (see below). In June 2010, we received CE Mark approval for our HEA product. The BeadChip system is currently available for Research Use Only in the U.S.

Instruments and Instrument Systems

We offer customers a selection of automated analyzers. We designed our systems to be scalable, which enables laboratories to better match the instrument to their various needs based on the size of their testing facility, whether it is low, medium or high volume.  While we design and own the rights to our instruments, we contract with third-party manufacturers for their production.

Serology

NEO – Targeted at donor centers, large-volume hospitals and reference laboratories, NEO provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT) and antibody identification. Launched worldwide in calendar 2010, NEO is our fourth generation automated instrument. It replaces our previous high volume instrument, Galileo, which was launched in Europe in 2002 and in the U.S. in 2004. We believe Galileo is in its natural replacement cycle (approximately five to seven years). In addition to opportunities in the Galileo installed base, we believe there is also opportunity to expand our automated footprint in the hospital market because of NEO’s added functionality, including STAT functionality, a faster turnaround time and improved reliability. A high throughput instrument, NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour.  NEO uses our proprietary Capture reagent products as well as certain traditional reagents. We believe that NEO has the highest type and screen throughput available in the global market.

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

Molecular

ARRAY IMAGING SYSTEM AND BASIS™ (Semi-automated) – Today, molecular testing using our BeadChip technology is a semi-automated process. The testing itself is primarily manual while the reading and interpretation of test results is automated with our Array Imaging System and BASIS database. We are in the process of developing an instrument to automate the manual testing process. We are targeting to have a Research Use Only instrument available in calendar 2012.

Research and Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share.  Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe.  For the fiscal years ended May 31, 2011, 2010 and 2009, we spent approximately $15.9 million, $15.4 million and $10.7 million, respectively, for research and development. Research and development expenses have increased over the past three years due to the acquisition of BioArray in August 2008 and the subsequent development work on our molecular immunohematology offering.

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

Backlog

As of May 31, 2011, we had an instrument backlog of approximately 113 Echos and 60 Galileo/NEOs. This backlog represents instrument orders that have been received but the instruments have either not been installed or the customer validation process has not been completed. As such, the instruments are not generating recurring reagent revenue at their expected annualized run rates. While the instrument backlog is not material as of May 31, 2011, reagent revenue that will be generated from these instruments will contribute to revenue growth in the future.  At May 31, 2011, in accordance with U.S. generally accepted accounting principles, we had not recognized approximately $13.6 million in deferred revenue from instrument sales contracts that had reagent price protection and from extended warranty sales.

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

We source our serology instruments from single-source suppliers. While these relationships are significant, our business is not substantially dependent upon them because we believe that other manufacturers could supply the instruments to us after a reasonable transition period. We believe that our business relationship with our instrument suppliers is excellent. We have elected not to dual source our instruments because we consider our primary exposure to be the sudden bankruptcy of the suppliers. In the event a current instrument supplier experiences financial problems that prevent it from continuing to produce our instrument, we believe it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. While a change in an instrument supplier would disrupt our growth opportunities during the transition period, we do not believe it would have a material financial impact on our existing business as nearly 85% of our revenue is generated from our reagents.

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with multiple U.S., Canadian, Western European, Japanese and other country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

In the U.S., an FDA biologics license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license.  As part of its overview responsibility, the FDA makes facility inspections on an unannounced basis.  In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European Union recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation. For example, we hold several FDA biologic licenses to manufacture blood grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biologic license applications or 510(k) pre-market notifications to the FDA to obtain product licenses or market clearance for new products or instruments. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses, product clearances or instrument clearances will be obtained by us.

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

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke (“NOIR”) our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow-up inspection in January 2009. In early calendar 2009 (during our fiscal third quarter of 2009), we formalized efforts to improve our quality systems through the Quality Process Improvement Project. In August 2009 in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. During June 2010, the FDA conducted an inspection of our facilities.  During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated it will evaluate our overall compliance status at its next inspection. Because of the progress demonstrated at the June 2010 inspection, the FDA is allowing normal approval of regulatory applications.

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. We believe we are in compliance with applicable portions of the federal and state hazardous waste regulations.

Patents and Trademarks

Since 1986, the U.S. Patent Office has issued six patents to us pertaining to our solid phase technology for serology testing, five of which have expired. The remaining patent expires in 2012. We believe that our trade secrets and know-how will help prevent any current or future competitors from successfully copying our solid phase products.

When we acquired BioArray in August 2008, we acquired a substantial portfolio of issued patents or pending patent applications.  Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing applications. The platform combines semiconductor processing, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to DNA and protein analysis. Using this technology platform, BioArray developed complete assay solutions called the BeadChip system. These patents expire between 2018 and 2025.

 We use trademarks on several of the products we sell. These trademarks are protected by registration in the U. S. and other countries where such products are marketed using the trademarks. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

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

Our principal competitors worldwide are Ortho-Clinical Diagnostics (“Ortho”), a Johnson & Johnson company, and Bio-Rad Laboratories, Inc. (“Bio-Rad”). Both Ortho and Bio-Rad sell instrumentation as well as reagents.

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

Employees

At May 31, 2011, we had a total of 757 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

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

Risks Relating to Our Company

The completion of the Offer for all of our Shares and the consummation of the proposed Merger are subject to risks and uncertainties, including the satisfaction of specified conditions.

As previously disclosed, Parent, Purchaser and the Company entered into the Merger Agreement pursuant to which Purchaser commenced the Offer on July 15, 2011.  The consummation of the transaction is subject to several conditions, including regulatory approvals.

We cannot predict whether the closing conditions to the Offer and those set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. If the conditions to the Offer or the Merger are not satisfied or waived, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline, (ii) we will remain liable for expenses that we have incurred related to the transaction, including financial advisor and legal fees, and may be required to pay either a $25 million or $45 million termination fee if we terminate the Merger Agreement and accept a superior offer, and (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition.

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

In June 2009, we announced that the Food and Drug Administration (“FDA”), in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (“NOIR”) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. During June 2010, the FDA conducted an inspection of our facilities. During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated it will evaluate our overall compliance status at its next inspection. Because of the progress demonstrated at the June 2010 inspection, the FDA is allowing normal approval of regulatory applications.

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

●
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

●
We are the subject of a number of private civil actions by customers seeking class certification and alleging price fixing. Were plaintiffs to prevail in one or more of the pending civil actions, we could have to pay significant amounts, including treble damages and attorneys’ fees.

●
We were the subject of a private civil action brought by a shareholder seeking class certification and alleging that the Company failed to disclose material information with respect to alleged violations of the antitrust laws and that the Company made inadequate disclosures about the results of FDA inspections and the Company’s quality control efforts. On June 30, 2011, the District Court granted our motion to dismiss the complaint and closed the case.  Plaintiff could challenge that result, but has not done so as of July 20, 2011. Were this action to be reinstated and the plaintiff to prevail on behalf of a class, we could have to pay significant amounts, including damages and attorneys’ fees.

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

In the fiscal year ended May 31, 2011, revenue outside the U.S. was approximately 30% of total revenue. As a result, fluctuations in foreign currency exchange rates, particularly the Euro, the Canadian Dollar, the British Pound and the Japanese Yen against the U.S. Dollar, could make our products less competitive and affect our sales and earnings levels. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, reagent product mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace and experience increased instrument sales as a result, the probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the Capture reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. Moreover, if the sales mix of instruments includes more capital purchases and fewer rentals, applicable accounting rules could put further pressure on our overall gross margin. ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements,” requires that, for sales made on a purchase basis, the cost of the instrument be expensed upfront and the corresponding revenue be spread over the entire sales contract period for sales contracts with reagent price guarantees. For our reagent products, margins vary depending upon the product with rarer products generating higher margins. Depending upon the sales mix of these products, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

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

We purchase our instruments from single-source suppliers. If the supply of any of our instruments were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of finished goods on hand were insufficient to satisfy demand.

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

Distribution chain interruptions could negatively impact our operations and financial performance. Our international affiliates are supplied with a significant amount of product from our U.S. manufacturing facilities. If circumstances arose that disrupted our distribution of U.S.-sourced product internationally, we would need to establish an alternate distribution channel, which may take both time and expense to establish and could have an adverse impact on our operations and financial position.

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

In the future, we may be subject to intellectual property rights infringement claims, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

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

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2011, approximately 70% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

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

The Patient Protection and Affordable Care Act that became law in March 2010 imposes a new 2.3% excise tax on medical device makers beginning in 2013, which could have a material negative impact on our results of operations and our cash flows. Other elements of this legislation could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

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

In April 2009, we received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring us to produce documents for the period beginning September 1, 2000 through April 23, 2009, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. On November 8, 2010, we announced that the DOJ had informed us that it had closed its investigation.  The investigation was closed with no further action taken on the part of the DOJ.

Beginning in May 2009, a series of class action lawsuits has been filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. These cases are identified in Exhibit 99.1 to the fiscal 2011 Form 10-K. All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  In August 2010 the United States District Court for the Eastern District of Pennsylvania denied, in part, Motions to Dismiss for failure to state a cause of action and a Motion to Stay Discovery filed by the Company and co-defendant Ortho-Clinical Diagnostics, Inc. The defendants filed a Motion for Reconsideration or for Certification for Interlocutory Appeal with respect to the Court’s order on defendants’ motion to dismiss, and that motion was denied in December 2010.  Discovery has now commenced in this litigation.  No determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Private securities litigation in the United States District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company's Common Stock between October 19, 2005 and June 25, 2009. This case is identified in Exhibit 99.1 to the fiscal 2011 Form 10-K. The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. On June 30, 2011, the District Court granted the defendants' motion to dismiss the complaint and closed the case.  Plaintiff could challenge that result, but has not done so as of July 20, 2011.  The Company will defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 12, 2011, a purported shareholder of the Company filed a putative class action lawsuit in the Superior Court of Fulton County, Georgia, captioned as Hillary Kramer v. Immucor, Inc., et al., Civil Action No. 2011CV203124.  The action was brought on behalf of public shareholders of the Company and names as defendants Immucor, the individual directors of the Company, and TPG Capital and certain of its affiliates.  The action asserts claims for breaches of fiduciary duties against the Company’s board of directors in connection with the proposed previously-announced transaction with TPG, and for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the proposed transaction, rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 15, 2011, a second putative class action challenging the proposed transaction was filed by a purported shareholder of Immucor.  This action was filed in the Superior Court of Gwinnett County for the State of Georgia, and is captioned as Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1.  The action is brought on behalf of public shareholders of Immucor and names as defendants Immucor, the individual directors of Immucor, two Immucor executive officers, and TPG Capital and its affiliates.  The action asserts claims for breaches of fiduciary duties against the Immucor board of directors in connection with the proposed transaction, and for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, injunctive relief enjoining the consummation of the proposed transaction, rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time, Immucor cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 18, 2011, a third putative class action challenging the proposed transaction was filed by a purported shareholder of Immucor.  This is the second case filed in the Superior Court of Fulton County for the State of Georgia, and is captioned as Allan Pillay v. Immucor, Inc., et al., Civil Action No. 2011CV203339.  The action is brought on behalf of public shareholders of Immucor and names as defendants Immucor, the individual directors of Immucor, and TPG Capital and its affiliates.  The action asserts claims for breaches of fiduciary duties against the Immucor board of directors in connection with the proposed transaction, including that the Immucor’s Schedule 14D-9 is misleading or incomplete, and a claim for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, a declaration that the action is maintainable as a class action, preliminary and permanent relief, including injunctive relief enjoining the consummation of the proposed transaction and rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time Immucor cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In fiscal 2011, the Company incurred approximately $1.6 million in legal expenses related to the Department of Justice investigation and the related lawsuits.

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

	High	Low

Fiscal Year Ended May 31, 2011
First Quarter	$20.71	$17.29
Second Quarter	20.55	15.01
Third Quarter	21.50	18.23
Fourth Quarter	21.95	18.21

Fiscal Year Ended May 31, 2010
First Quarter	$18.80	$11.24
Second Quarter	19.44	16.84
Third Quarter	21.45	18.17
Fourth Quarter	22.79	18.81

As of June 30, 2011, there were 405 holders of record of our common stock, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Dividend Policy

We have never declared cash dividends with respect to our common stock. We presently intend to continue to reinvest our earnings in the business.

Equity Compensation Plan Information

In 2005, our Board of Directors adopted, and the shareholders approved, the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our preexisting stock option plans, which were frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. Awards for up to 3,600,000 shares of the Company’s common stock may be granted under the 2005 Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period. The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

The following table provides information as of May 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance ***
Equity compensation plans approved by security holders *	2,800,393	$17.17	1,095,803
Equity compensation plans not approved by security holders **	13,941	$0.89	-
Total	2,814,334	$17.09	1,095,803

*	Includes our 1998 Stock Option Plan, 2003 Stock Option Plan and 2005 Plan.
**	Includes our 1990 Stock Option Plan and 1995 Stock Option Plan.
***
Number of securities available for future issuance represents securities available under the 2005 Plan. At May 31, 2011, options had been granted under the 2005 Plan to purchase 2,393,382 shares of common stock and 695,592 shares of restricted stock had been granted; all of the 1,095,803 remaining shares are available for issue under the 2005 Plan. No securities are available for future issuance under any of the other plans, which were frozen when the 2005 Plan was adopted. For a description of the material features of the 2005 Plan, see Note 12 to the consolidated financial statements.

Stock Repurchase Program

The Company instituted a stock repurchase program in June 1998. In August 2009, the Board of Directors authorized the Company to repurchase an additional 2,000,000 shares of the Company’s common stock under this repurchase program, bringing the total authorized shares to 11,375,000.  No repurchases were made during the fiscal year ended May 31, 2011.  During the fiscal year ended May 31, 2010 and 2009, we repurchased approximately 650,000 and approximately 295,000 shares of our common stock in the open market for $11.6 million and $6.7 million, respectively. As of May 31, 2011, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Immucor, Inc., the S&P 500 Index
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/06
5/07
5/08
5/09
5/10
5/11
Immucor, Inc.
S&P 500
Peer Group

*$100 invested on 5/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/06	5/07	5/08	5/09	5/10	5/11

Immucor, Inc.	100.00	173.71	147.58	82.78	108.03	115.13
S&P 500	100.00	122.79	114.57	77.26	93.47	117.73
Peer Group	100.00	109.77	124.88	102.81	112.41	139.92

    The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 – Selected Financial Data.

(All amounts are in thousands, except per share amounts)

	For the Year Ended May 31,
	2011	2010	2009	2008	2007
	(1)	(1)	(1)	(1)	(1)
Statement of Income Data:
Net sales	$333,091	$329,073	$300,547	$261,199	$223,678
Cost of sales (exclusive of amortization included in operating expenses below)	96,175	95,349	84,536	75,710	65,923
Gross profit	236,916	233,724	216,011	185,489	157,755

Operating expenses:
Research and development	15,900	15,437	10,698	6,454	6,354
Selling, general, and administrative	90,686	88,667	84,616	70,289	58,392
Restructuring expenses	-	-	-	646	1,051
Amortization expense	4,333	4,278	3,739	357	346
Total operating expenses	110,919	108,382	99,053	77,746	66,143

Income from operations	125,997	125,342	116,958	107,743	91,612

Non-operating income (expense):
Interest income	706	454	1,957	4,263	2,841
Interest expense	(70)	(33)	(250)	(371)	(432)
Other (expense) income – net	3,997	(551)	(1,684)	33	133
Total non-operating income (expense)	4,633	(130)	23	3,925	2,542

Income before income taxes	130,630	125,212	116,981	111,668	94,154
Income taxes	41,303	42,629	40,798	40,214	34,086
Net income	$89,327	$82,583	$76,183	$71,454	$60,068

Income per share:
Per common share – Basic	$1.27	$1.18	$1.08	$1.02	$0.88
Per common share – Diluted	$1.26	$1.17	$1.07	$1.00	$0.85

Weighted average shares outstanding:
Common shares	70,073	70,062	70,382	69,867	68,441
Common shares – assuming dilution	70,618	70,646	71,168	71,109	70,669

	May 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$378,979	$270,939	$192,562	$230,556	$162,865
Total assets	633,127	519,834	451,340	364,950	275,478
Long-term obligations, less current portion	-	-	-	-	3,488
Retained earnings	499,152	409,825	327,242	251,059	179,768
Shareholders’ equity	568,872	456,123	384,578	307,696	219,448

(1)No cash dividend was declared during any of the five years.

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

In the markets of Western Europe, Canada and Japan, the testing of donor and patient blood for the purpose of transfusion is primarily automated. However, in the U.S., we estimate approximately 60% of laboratories perform this testing manually today. These laboratories are primarily in the small- to medium-sized hospital segment.

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

In calendar 2010, we launched our fourth generation automated instrument, NEO, worldwide. Targeted at large hospitals, donor centers and reference laboratories, NEO replaces our previous high volume serology instrument, Galileo®, and due to added functionality, we believe NEO is a more attractive instrument for the hospital market. We believe that NEO delivers the market’s highest type-and-screen throughput and broadest test menu as well as new STAT priority functionality for improved workflow.

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

BioArray Acquisition

On August 4, 2008, we invested in what we believe will be the future of the blood bank – molecular immunohematology – with our acquisition of privately-held BioArray Solutions Ltd. (“BioArray”) for an aggregate purchase price of $115.2 million in cash, including approximately $2.4 million of acquisition-related transaction costs. We have included the financial results of BioArray in our consolidated financial statements beginning August 4, 2008.

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

In the BioArray transaction we acquired the broad intellectual property portfolio of issued patents and pending patent applications that BioArray generated through its substantial investments in research and development. Through the development of technologies supported by the patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor processing, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to DNA and protein analysis. Using this technology platform, BioArray offers complete assay solutions called the BeadChip™ system.

The BeadChip system includes BeadChips featuring proprietary array designs as well as a semi-automated system called the Array Imaging System and BASIS™ database.  While the testing itself is primarily manual today, the current system automates the reading and interpretation of test results. The ensuing integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. We believe this versatility makes the BeadChip format ideally suited to a wide scope of applications. The BeadChip system is currently installed in a number of leading donor and transfusion centers worldwide.

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

We also believe our proven strength in developing automated instruments combined with our FDA licensing and CE (Conformité Européenne) Mark process experience, our established distribution network, our sales and marketing capabilities as well as our financial resources will generate enhanced long-term growth opportunities for the commercialization of BioArray’s BeadChip system.

In late fiscal 2010, we received CE Mark approval denoting regulatory clearance in the European Union (“EU”) for the Human Platelet Antigen (HPA) molecular immunohematology product as well as our current instrument. In June 2010, we received CE Mark approval in the EU for our Human Erythrocyte Antigen (HEA) molecular immunohematology product. Our molecular offering is currently available for Research Use Only in the U.S.

We are currently working on an automated molecular immunohematology instrument as well as U.S. regulatory approval for the molecular offering, both of which we believe will facilitate the further commercialization of this innovative technology. Our current plan is to have a Research Use Only instrument available in calendar 2012.

Business Highlights

A significant business highlight is the development of the automated instrument and the work to obtain U.S. regulatory approval to allow the full scale commercialization of our molecular immunohematology offering, which is discussed above under “BioArray Acquisition.” The following discusses other highlights in our business.

Entered into definitive agreement to be acquired by TPG Capital – On July 2, 2011, the Company entered into a definitive agreement to be acquired by investment funds managed by TPG Capital. Under the terms of the agreement, the Company’s shareholders will receive $27.00 in cash for each share of common stock they own. The transaction is expected to close in the second half of calendar 2011. The agreement was unanimously approved by the Company’s Board of Directors.

Atypical items positively impacted fiscal 2011 net income – We had three atypical items in the fourth quarter of fiscal 2011 that, together, positively impacted fully diluted earnings per share by approximately $0.07 per fully diluted share, net of tax as appropriate.
•
In May 2011, $7.2 million of funds escrowed in connection with the BioArray acquisition were released and returned to the Company.  In accordance with ASC 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill and the remaining $4.3 million, or approximately $0.06 per fully diluted share, was recorded to Other Income. Since the return of the escrowed funds was considered a return of purchase price, no tax was provided on these amounts.

•
In April 2011, a change in the state of New Jersey tax apportionment factors resulted in a positive adjustment of approximately $2.3 million, or $0.03 per fully diluted share, to our deferred tax liability that was established on the acquisition of BioArray.

•
In April 2011, we announced that our Chief Operating Officer resigned. The Company incurred approximately $2.3 million, or $0.02 per fully diluted share, net of tax, of expenses in association with his resignation.

Lower Industry Demand in the U.S. Market – Beginning early in our fiscal year 2010, we believe the U.S. market began experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. In our fiscal years 2010 and 2011, we believe industry demand in the U.S. market declined by approximately 3.5% in both years.

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

Worldwide launch of NEO – In calendar 2010, we launched our fourth generation automated instrument for serology testing, NEO, which replaces our current high volume instrument, Galileo. We believe Galileo, which was launched in Western Europe in 2002 and in the U.S. in 2004, has reached its natural replacement cycle of five to seven years. Like Galileo, NEO is targeted at high volume customers: large hospitals, donor centers and reference laboratories. We believe NEO will have broader market appeal in the hospital segment than Galileo due to added functionality and faster turnaround times.

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

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we had received in May 2008. We had been working on an FDA-approved remediation plan, submitted after the warning letter, but had failed to make adequate progress at the time of the FDA’s follow up inspection in January 2009. In early calendar 2009 (during our third quarter of fiscal 2009), we formalized efforts to improve our quality systems through the Quality Process Improvement Project, which is discussed in further detail below. In August 2009 in response to the June 2009 administrative action, we submitted a detailed remediation plan that outlined our actions and timelines to correct the FDA’s noted deficiencies from the January 2009 inspection. The Quality Process Improvement Project served as the basis for the detailed remediation plan. During our third fiscal quarter of 2010, we completed the remediation portion of the Project. During June 2010, after our fiscal 2010 year-end, the FDA conducted an inspection of our facilities. During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated it will evaluate our overall compliance status at its next inspection. Because of the progress demonstrated at the June 2010 inspection, the FDA is allowing normal approval of regulatory applications.

Quality Process Improvement Project – During our third quarter of fiscal 2009, we formalized our efforts to improve the processes and procedures of our quality department through establishing the Quality Process Improvement Project. The Project expanded the role of consultants hired in April 2008. The Project’s objective is to both remediate the deficiencies noted by FDA and to deliver on our commitment of maintaining a world-class quality system. During fiscal 2010 and fiscal 2009, we spent approximately $5.9 million and $2.4 million, respectively, on the Project. These costs were reflected in cost of sales and primarily represent the cost of external consultants who were assisting us with the Project. During our third fiscal quarter of 2010, we completed the remediation portion of the Project, which was designed to remediate the deficiencies from the January 2009 inspection as well as other high-risk compliance areas. The second phase of the Project continues with a focus on ongoing quality systems improvements as well as the deficiencies noted in the FDA’s June 2010 inspection. We are using primarily internal resources on the Project going forward.

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

Revenue and expenses related to the sale of instruments are accounted for under FASB Accounting Standards CodificationTM (“ASC”) 605-25 “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 mandates the deferral of certain revenue for sales agreements that have multiple deliverables while also mandating the upfront expensing of the related costs. The reagent contracts that are signed when customers automate typically have reagent price guarantee clauses. When instruments are sold (versus rented) the instrument costs are expensed when the sale is made and the related instrument revenue is deferred and recorded as income over the term of the underlying reagent contract. If an instrument is rented, then the revenue and expenses are recognized ratably over the contract period. While the overall transaction economics may be similar, this accounting treatment may result in margin improvement or degradation depending on the sales mix of instruments purchased or rented by customers in the period. For Echo and NEO, in fiscal 2011, we experienced a rental rate of more than 75% for new instrument orders in the U.S. Historically, our high volume instrument, Galileo, was purchased 90% of the time in the U.S. market. As of May 31, 2011 and 2010, we had deferred revenue of approximately $13.6 million and $16.7 million, respectively, and a major portion of these balances related to the deferral of revenue from sales of instruments.

Results of Operations

Comparison of Years Ended May 31, 2011 and May 31, 2010

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	($ in thousands)
Net sales	$333,091	$329,073	$4,018	1%
Gross profit (1)	236,916	233,724	3,192	1%
Gross profit percentage	71.1%	71.0%		0%
Operating expenses	110,919	108,382	2,537	2%
Income from operations	125,997	125,342	655	1%
Non-operating income (expense)	4,633	(130)	4,763	NM
Income before income tax	130,630	125,212	5,418	4%
Provision for income tax	41,303	42,629	(1,326)	-3%
Net income	$89,327	$82,583	$6,744	8%

Earnings per share:
Per common share - basic	$1.27	$1.18	$0.09	8%
Per common share - diluted	$1.26	$1.17	$0.09	8%

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Revenue increased by approximately $4.0 million, or approximately 1%, during the year ended May 31, 2011 compared with the prior year. This increase was primarily attributable to approximately $3.3 million from price contributions, which included incremental revenue from both contractual and discretionary sources, and approximately $1.2 million from volume contributions, which included incremental revenue primarily from instrument placements. Volume contribution in fiscal 2011 was negatively impacted by lower sales volume of reagents due to weaker industry demand in the U.S. market as well as by a decreased number of ship cycles when compared with the prior year. While ship cycles are typically consistent year-to-year, the timing of ship cycles is determined by the calendar, which can result in a different number of ship cycles between years.  Revenue was negatively impacted by approximately $0.5 million in fiscal 2011 from foreign currency fluctuations. Approximately 70% of our fiscal 2011 consolidated revenue is from the U.S. and approximately 30% is from international sales largely denominated in local currency. Our significant currencies besides the U.S. dollar are the Euro, the Canadian Dollar, the British Pound and the Japanese Yen. As a result, our consolidated revenue expressed in dollars benefits when the U.S. dollar weakens and decreases when the U.S. dollar strengthens in relation to other currencies.

For fiscal 2011, our consolidated gross margin was generally in line compared with the prior year. Gross margins in the prior year included costs related to the Quality Process Improvement Project of approximately $5.9 million, primarily for external consultants. There were no material external costs related to the Project in the current year, which benefited margins. Gross margins in the current year were negatively impacted by the mix of instrument-related revenue, more instruments being expensed in the current year compared with the prior year as well as by manufacturing variances related primarily to fewer ship cycles. Operating expenses increased by 2% when compared by the prior year, primarily due to increased distribution expenses and increased general and administrative expenses. Non-operating income increased by $4.8 million when compared with the prior year, primarily due to a return of funds escrowed in connection with the BioArray acquisition. Net income increased by approximately 8% in fiscal 2011 when compared with the prior year.

In fiscal 2011, we received 114 orders for our high volume instruments, Galileo and NEO, including 64 in the rest of the world, including distributors, and 50 in the U.S. and Canada. In fiscal 2011, we received 151 orders for our Echo instrument, 51 in the rest of the world, including distributors, and 100 in the U.S. and Canada. As of May 31, 2011, we had an instrument backlog of 60 Galileo/NEOs and 113 Echos.

Net sales

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	($ in thousands)
Traditional reagents	$199,826	$207,710	$(7,884)	-4%
Capture products	82,366	77,003	5,363	7%
Instruments	45,112	39,680	5,432	14%
Molecular immunohematology	5,787	4,680	1,107	24%
	$333,091	$329,073	$4,018	1%

Traditional reagent revenue decreased by approximately $7.9 million, or approximately 4%, in fiscal 2011 compared with fiscal 2010 primarily due to lower sales volume because of weaker industry demand in the U.S. market and fewer ship cycles in the current year compared with the prior year. Traditional reagent revenue is negatively impacted as we place more instruments in the market. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in traditional reagent revenue when the instrument is placed with a current customer. With our automation strategy, we expect this trend to continue. Additionally, we revised our go-to-market strategy at the beginning of the third quarter of fiscal 2011 to better address the economic downturn as well as the competitive pressures that we have historically experienced in our traditional reagent business.

Capture revenue increased by approximately $5.4 million, or approximately 7%, in fiscal 2011 when compared with the prior year primarily from incremental revenue from instrument placements. Capture’s year-over-year revenue growth rate was negatively impacted by weaker industry demand in the U.S. market. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Revenue from instruments increased by approximately $5.4 million, or approximately 14% in fiscal 2011 compared with the prior year due to increased instrument placements. Instrument revenue is typically recognized over the life of either the instrument rental period or the underlying reagent contract period dependent upon how the instrument was acquired. Historically, when instruments are sold (versus rented) revenue is deferred and recognized over the life of the underlying reagent contract period when the contract includes a price guarantee (which our contracts typically do). Since the launch of the Echo in the first quarter of fiscal 2008, the proportion of instruments rented (versus sold) has increased. In fiscal 2011, approximately $15.2 million of deferred revenue was recognized from previous instrument sales compared with $16.8 million recognized in fiscal 2010. In fiscal 2011, we deferred approximately $11.6 million of instrument and associated service revenues related to instrument sales compared with $11.6 million in the prior year. As of May 31, 2011 and 2010, deferred instrument and service revenues on the balance sheet totaled approximately $13.6 million and $16.7 million, respectively. The decrease in the deferred revenue balance is due to the increase in rentals as an acquisition option.

Molecular immunohematology revenue increased by approximately $1.1 million in fiscal 2011 compared with fiscal 2010 due to new customers.

Gross margin

	For the Year Ended May 31,
	2011		2010		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents (1)	$160,630	80.4%	$161,557	77.8%	$(927)
Capture products (1)	65,305	79.3%	62,732	81.5%	2,573
Instruments (1)	8,541	18.9%	8,813	22.2%	(272)
Molecular immunohematology (1)	2,440	42.2%	622	13.3%	1,818
	$236,916	71.1%	$233,724	71.0%	$3,192

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margins on traditional reagents increased to 80.4% in fiscal 2011 from 77.8% in the prior year. Gross margins in the prior year included expenses related to the remediation portion of our Quality Process Improvement Project, which was completed in the third quarter of fiscal 2010, of approximately $5.9 million. These Project costs were primarily for external consultants. There were no material external costs related to the Project in the current year periods, which benefited gross margins.

For fiscal 2011, Capture product gross margins decreased to 79.3% from 81.5% in the prior year primarily due to the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margins on instruments decreased to 18.9% in fiscal 2011 from 22.2% in the prior year, primarily due to the mix of instrument revenue and more instruments being expensed in the current year as compared with the prior year. Where sales contracts have reagent price guarantee clauses (which our automation contracts typically do), instrument costs are expensed when the sale is made, but the related instrument revenue is deferred and recorded as income over the term of the contract. When an instrument is rented, revenue and expenses for the transaction are recognized evenly over the life of the contract.  In fiscal 2011 and fiscal 2010, we recognized $15.2 million and $16.8 million, respectively, of deferred revenue related to instrument sales and service.

We expect molecular immunohematology gross margin to be volatile until production volumes are higher.

Operating expenses

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	($ in thousands)
Research and development	$15,900	$15,437	$463	3%
Selling and marketing	36,431	36,995	(564)	-2%
Distribution	16,508	14,831	1,677	11%
General and administrative	37,747	36,841	906	2%
Amortization expense and other	4,333	4,278	55	1%
Total operating expenses	$110,919	$108,382	$2,537	2%

Research and development expenses increased by approximately $0.5 million in fiscal 2011 compared with the prior year, primarily due to project-related expenses.

Selling and marketing expenses decreased by approximately $0.6 million in fiscal 2011 compared with fiscal 2010, primarily due to lower compensation expense.

Distribution expenses rose by approximately $1.7 million in fiscal 2011 over the prior year, primarily due to increased shipping supplies and freight costs.

General and administrative expenses increased by approximately $0.9 million in fiscal 2011 over the prior year, primarily due to expenses of approximately $2.3 million related to the resignation of the Company’s Chief Operating Officer offset by lower legal expenses.  Legal expenses related to the Department of Justice investigation and the related lawsuits totaled approximately $1.6 million in fiscal 2011 down from $2.9 million in fiscal 2010.

Amortization expense was generally in line with the prior year period.

Non-operating income (expense)

	For the Year Ended May 31,		Change
	2011	2010	Amount
	($ in thousands)
Non-operating income (expense)	$4,633	$(130)	$4,763

The year-over-year change in non-operating income (expense) was primarily attributable to the recognition of $4.3 million of other income related to the return of funds escrowed in association with the BioArray acquisition.

Income taxes

The provision for income taxes decreased $1.3 million in fiscal 2011 compared with fiscal 2010 primarily due to a New Jersey state tax law change relating to apportionment. The effective income tax rate was 31.6% in the current year compared with 34.0% in the prior year. The tax rate in the current year period was favorably impacted primarily by the New Jersey law change and a settlement of the escrow account related to the acquisition of BioArray.  Since the return of the escrowed funds was considered a return of purchase price, no tax was provided on these amounts.

As a result of using compensation cost deductions arising from the exercise of nonqualified employee stock options and vesting of restricted shares for federal and state income tax purposes, we had an income tax benefit of approximately $1.8 million in fiscal 2011 and we had an income tax shortfall of approximately $0.2 million in fiscal 2010. As required by U.S. generally accepted accounting principles, the income tax benefits and income tax shortfall are recognized in our financial statements as a reduction of or an addition to additional paid-in capital rather than as an increase or reduction of the respective income tax provisions in the consolidated financial statements.

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

Traditional reagent revenue increased by approximately $8.4 million, or approximately 4%, in fiscal 2010 compared with fiscal 2009 primarily due to price contributions, which included incremental revenue from both contractual and discretionary sources. Traditional reagent revenue was negatively impacted by the economic downturn as well as the competitive pressures that we have historically experienced in our traditional reagent business.  Traditional reagent sales, which accounted for approximately 63% of total revenue in fiscal 2010, have historically been a significant portion of our revenue. Our revenue mix is changing over time as we place more instruments in the market, which results in increased sales of our Capture reagents.

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

Operating expenses

	For the Year Ended May 31,		Change
	2010	2009 (1)	Amount	%
	($ in thousands)
Research and development	$15,437	$10,698	$4,739	44%
Selling and marketing	36,995	38,315	(1,320)	-3%
Distribution	14,831	13,708	1,123	8%
General and administrative	36,841	32,593	4,248	13%
Amortization expense and other	4,278	3,739	539	14%
Total operating expenses	$108,382	$99,053	$9,329	9%

(1) Certain operating expenses have been reclassified to conform with current year presentation.

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

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. We have adequate working capital and sources of capital to operate our current business and to meet our existing capital requirements. At May 31, 2011, we had working capital of $379.0 million, compared to $270.9 million of working capital at May 31, 2010. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal years 2011, 2010 and 2009, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	For the Year Ended May 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$102,111	$84,751	$79,822
Net cash used in investing activities	(9,061)	(6,304)	(116,556)
Cash provided by (used in) financing activities	2,578	(11,757)	(1,396)
Effect of exchange rate changes on cash and cash equivalents	4,326	(502)	(465)
Increase (decrease) in cash and cash equivalents	$99,954	$66,188	$(38,595)

Our cash and cash equivalents were $302.6 million as of May 31, 2011, as compared to $202.6 million as of May 31, 2010. The increase in our cash position resulted from operating cash flow in the current year.

Operating activities – Cash flow from operations generally increases with net income.

In fiscal 2011, net cash generated by operating activities was $102.1 million compared with $84.8 million in fiscal 2010. The year-over-year increase in cash flow from operating activities was primarily attributable to the $6.7 million year-over-year increase in net income and changes in working capital.

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

In fiscal 2011, $9.1 million of net cash was used in investing activities compared with $6.3 million of cash used in the fiscal 2010. In the current year, $9.1 million was used to purchase property and equipment. In the prior year, $6.3 million was used to purchase of property and equipment.

In fiscal 2010, $6.3 million of net cash was used in investing activities compared with $116.6 million of cash used in fiscal 2009. Cash used in investing activities in fiscal 2010 related to the purchase of property and equipment. In fiscal 2009, we paid $108.0 million for the acquisition of BioArray and our U.K. distributor as well as $8.6 million for the purchase of property and equipment.

Financing activities – For financing activities, the typical use of cash is for the repurchase of our common stock and the typical cash proceeds relates to the exercise of stock options.

Net cash provided by financing activities was $2.6 million during fiscal 2011, compared with $11.8 million used in financing activities in the prior year. Reflected in ‘repurchase of common stock’ in the cash flow statement is approximately $0.5 million in withholding taxes we paid in fiscal 2011 compared with $0.3 million in fiscal 2010. This payment was in compliance with statutory tax withholding requirements for the exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. During fiscal 2011, we received $1.3 million cash from the exercise of employee stock options compared with $0.3 million in the same period of the prior year. For fiscal 2011 we had a tax benefit of $1.8 million and in fiscal 2010 we had a tax shortfall of $0.2 million from the exercise of nonqualified employee stock options.  During fiscal 2010, we used $11.6 million to repurchase shares of our common stock in the open market.

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

We made no share repurchases during fiscal 2011. During fiscal 2010, approximately 650,000 shares were repurchased in the open market under the 1998 repurchase plan for approximately $11.6 million. During fiscal 2009, we repurchased 295,409 shares in the open market for approximately $6.7 million. Shares that are repurchased by the Company are returned to the status of authorized but unissued.

As of May 31, 2011, 9,178,356 shares had been repurchased under the program, leaving 2,196,644 shares available for repurchase.  The Company’s stock repurchase program does not have an expiration date.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We are currently involved in certain legal proceedings. (See Item 3 – Legal Proceedings for further discussion.) We believe we have meritorious defenses to the claims and other issues asserted in such matters; however, there can be no assurance that such matters or any future legal matters will not have an adverse effect on the Company, our financial position or future results of operations.  Contingent liabilities are described in Note 17 to the consolidated financial statements.

Future Cash Requirements and Restrictions

We expect that cash and cash equivalents and cash flows from operations will be sufficient to support our operations and planned capital expenditures for at least the next 12 months. We expect to continue to generate net positive cash flow. We are currently using a portion of the acquired net operating loss tax carry-forwards from the BioArray acquisition, subject to certain conditions and limitations, which is positively impacting cash flows. We have normal maintenance capital expenditure requirements that we plan to fund through operating cash flow. Additionally, we internally finance the rental agreements for our instruments and also plan to fund this activity through operating cash flows. There are no legal restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

Contractual Obligations	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$12,214	$2,905	$4,886	$4,105	$318
Purchase obligations	15,118	15,066	52	-	-
Total contractual cash obligations	$27,332	$17,971	$4,938	$4,105	$318

In addition to the obligations in the table above, approximately $9.8 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled.  Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $0.9 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2011.

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.  Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and certain assumptions could prove to be incorrect.  Senior management has discussed the development and selection of critical accounting estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure with the Audit Committee of our Board of Directors. We believe that our most critical accounting policies and estimates relate to the following:

i.	Revenue recognition
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Income taxes
vi.	Share-based employee compensation

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at May 31, 2011 and May 31, 2010, totaling $63.3 million and $59.6 million, respectively, are net of allowances for doubtful accounts of $2.2 million and $2.1 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

iii) Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company also allocates certain production-related general and administrative costs to inventory and incurred approximately $2.8 million, $3.3 million and $3.0 million of such costs in fiscal 2011, 2010 and 2009, respectively. The Company had approximately $0.9 million and $1.2 million of general and administrative costs remaining in inventory as of May 31, 2011 and May 31, 2010, respectively.

We use a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  No material changes have been made to the inventory policy during fiscal 2011, 2010 or 2009.

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

The calculation of income tax liabilities involves significant judgment by management in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

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

Recently Issued Accounting Standards

Adopted by the Company in fiscal 2011

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is now required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The adoption of this update to ASC 810 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”), which is an amendment of ASC 718, “Compensation—Stock Compensation.  This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years and interim periods beginning on or after December 15, 2010, however, early application was permitted.  The adoption of ASU 2010-13 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted, however, the Company did not adopt early.  The Company does not expect the adoption of this update to ASC 605-25 to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates principally with the U.S. Dollar versus the Euro, Canadian Dollar, British Pound and Japanese Yen. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded foreign currency translation gains of $13.9 million in fiscal 2011 and foreign currency translation losses of $5.2 million and $4.0 million in fiscal 2010 and 2009, respectively.  Additionally, we are exposed to interest rate risks related to cash and cash equivalents. It has been our practice to hold cash and cash equivalents in deposits that can be redeemed on demand and in investments with an original maturity of three months or less. The interest income earned from these deposits and investments is impacted by interest rate fluctuations.

Item 8. — Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 20, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
July 20, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Immucor, Inc.

We have audited Immucor, Inc. (a Georgia corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on Immucor, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of May 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended May 31, 2011 and our report dated July 20, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
July 20, 2011

ITEM 1. Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	May 31, 2011	May 31, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$302,603	$202,649
Trade accounts receivable, net of allowance for doubtful accounts of $2,157 and $2,122 at May 31, 2011 and May 31, 2010, respectively	63,324	59,578
Inventories	32,914	35,730
Deferred income tax assets, current portion	15,884	14,807
Prepaid expenses and other current assets	11,164	4,832
Total current assets	425,889	317,596

PROPERTY AND EQUIPMENT, Net	58,216	49,169
GOODWILL	93,767	94,336
INTANGIBLE ASSETS, Net	54,133	57,628
DEFERRED INCOME TAX ASSETS	376	540
OTHER ASSETS	746	565
Total assets	$633,127	$519,834

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,790	$7,973
Accrued expenses and other current liabilities	20,331	17,378
Income taxes payable	8,294	12,312
Deferred revenue, current portion	7,495	8,994
Total current liabilities	46,910	46,657

DEFERRED REVENUE	6,080	7,687
DEFERRED INCOME TAX LIABILITIES	9,264	7,368
OTHER LONG-TERM LIABILITIES	2,001	1,999
Total liabilities	64,255	63,711
COMMITMENTS AND CONTINGENCIES (Note 17)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.10 par value; authorized 120,000,000 shares, issued and outstanding 70,367,219 and 69,912,449 shares at May 31, 2011 and May 31, 2010, respectively	7,037	6,991
Additional paid-in capital	45,729	36,256
Retained earnings	499,152	409,825
Accumulated other comprehensive income	16,954	3,051
Total shareholders' equity	568,872	456,123
Total liabilities and shareholders' equity	$633,127	$519,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the year ended May 31,
	2011	2010	2009 (1)

NET SALES	$333,091	$329,073	$300,547
COST OF SALES (exclusive of amortization shown separately below)	96,175	95,349	84,536
GROSS MARGIN	236,916	233,724	216,011

OPERATING EXPENSES
Research and development	15,900	15,437	10,698
Selling and marketing	36,431	36,995	38,315
Distribution	16,508	14,831	13,708
General and administrative	37,747	36,841	32,593
Amortization expense	4,333	4,278	3,739
Total operating expenses	110,919	108,382	99,053

INCOME FROM OPERATIONS	125,997	125,342	116,958

NON-OPERATING INCOME (EXPENSE)
Interest income	706	454	1,957
Interest expense	(70)	(33)	(250)
Other, net	3,997	(551)	(1,684)
Total non-operating income (expense)	4,633	(130)	23

INCOME BEFORE INCOME TAXES	130,630	125,212	116,981
PROVISION FOR INCOME TAXES	41,303	42,629	40,798
NET INCOME	$89,327	$82,583	$76,183

Earnings per share:
Per common share - basic	$1.27	$1.18	$1.08
Per common share - diluted	$1.26	$1.17	$1.07

The accompanying notes are an integral part of these Consolidated Financial Statements.
(1) Certain numbers have been reclassed to conform to current year presentation.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income *	Equity
BALANCE, MAY 31, 2008	70,136	$7,014	$37,325	$251,059	$12,298	$307,696

Shares issued under employee stock plan	669	67	3,632	-	-	3,699
Share-based compensation expense	-	-	5,904	-	-	5,904
Stock repurchases and retirements	(349)	(35)	(8,102)	-	-	(8,137)
Tax benefits related to stock-based compensation	-	-	3,253	-	-	3,253
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(4,020)	(4,020)
Net income	-	-	-	76,183	-	76,183
Total comprehensive income						72,163
BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578

Shares issued under employee stock plan	125	12	324	-	-	336
Share-based compensation expense	-	-	5,946	-	-	5,946
Stock repurchases and retirements	(669)	(67)	(11,843)	-	-	(11,910)
Tax shortfall related to stock-based compensation	-	-	(183)	-	-	(183)
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(5,227)	(5,227)
Net income	-	-	-	82,583	-	82,583
Total comprehensive income						77,356
BALANCE, MAY 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123

Shares issued under employee stock plan	482	48	1,264	-	-	1,312
Share-based compensation expense	-	-	6,941	-	-	6,941
Stock repurchases and retirements	(27)	(2)	(524)	-	-	(526)
Tax benefits related to stock-based compensation	-	-	1,792	-	-	1,792
Comprehensive income (net of taxes):	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	13,903	13,903
Net income	-	-	-	89,327	-	89,327
Total comprehensive income						103,230
BALANCE, MAY 31, 2011	70,367	$7,037	$45,729	$499,152	$16,954	$568,872

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended May 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$89,327	$82,583	$76,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,213	16,569	13,306
Loss on retirement of fixed assets	1,072	538	352
Provision for doubtful accounts	371	361	848
Share-based compensation expense	6,941	5,946	5,904
Deferred income taxes	941	4,994	5
Excess tax (benefits) shortfall from share-based compensation	(1,792)	183	(3,253)
Accrued refund of BioArray escrowed funds (1)	(4,256)	-	-
Changes in operating assets and liabilities:
Accounts receivable, trade	757	(6,386)	(6,310)
Income taxes	(2,790)	1,037	7,796
Inventories	(8,248)	(12,551)	(4,647)
Other assets	875	(102)	(7,450)
Accounts payable	2,412	(1,060)	796
Deferred revenue	(3,595)	(5,258)	(2,247)
Accrued expenses and other liabilities	1,883	(2,103)	(1,461)
Cash provided by operating activities	102,111	84,751	79,822

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,061)	(6,304)	(8,602)
Acquisition of businesses, net of cash acquired	-	-	(107,954)
Cash used in investing activities	(9,061)	(6,304)	(116,556)

FINANCING ACTIVITIES:
Repayments of long-term debt and capital leases	-	-	(206)
Repurchase of common stock	(526)	(11,910)	(7,621)
Proceeds from exercise of stock options	1,312	336	3,178
Excess tax benefits (shortfall) from share-based compensation	1,792	(183)	3,253
Cash provided by (used in) financing activities	2,578	(11,757)	(1,396)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4,326	(502)	(465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,954	66,188	(38,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	202,649	136,461	175,056
CASH AND CASH EQUIVALENTS AT END OF YEAR	$302,603	$202,649	$136,461

SUPPLEMENTAL INFORMATION:
Tax paid	$43,090	$36,295	$32,528
Interest paid	$-	$-	$36
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued refund of BioArray escrowed funds (1)	$2,935	$-	$-
Movement from inventory to property and equipment for instruments placed on rental agreements	$12,857	$13,733	$6,707
Shares surrendered for amounts due on stock options exercised	$-	$-	$516

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1)
In fiscal 2011, the Company accrued the release of escrowed funds related to the acquisition of BioArray.  In accordance with the contingent consideration guidance in ASC 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill as it relates to items that were predefined as contingent items in the Merger Agreement and are considered measurement period adjustments.  The $2.9 million appears in the Non-cash Investing and Financing Activities on the Consolidated Statement of Cash Flows.  The remaining $4.3 million was recorded to Other Income as it is not considered a measurement period adjustment and appears as an adjustment to net income in the operating activities of the Consolidated Statement of Cash Flows.

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

Share-Based Compensation – The Company records share-based compensation expense in accordance with FASB Accounting Standard Codification™ (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”).  The Company values its share-based payment awards using the Black-Scholes option-pricing model based on grant date fair value estimates.  The expense for each share-based payment award is expensed over the vesting period of the award using the straight-line method. See Note 12 of the notes to the consolidated financial statements for a detailed discussion of share-based compensation.

The Company has calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb future tax deficiencies subsequent to the adoption of ASC 718.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $302.6 million and $202.6 million at May 31, 2011 and 2010, respectively, with approximately 83% and 80% of it located in the U.S.

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2011, 2010 and 2009, no single customer or group of customers represented more than 10% of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2011 and 2010, the Company’s accounts receivable balances were $63.3 million and $59.6 million, respectively, with about 58% and 50%, respectively, of these accounts being of foreign origin, predominantly European.  Companies and government agencies in some European countries require longer payment terms as a part of doing business.  This may subject the Company to a higher risk of uncollectiblity.  This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

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

Cash and Cash Equivalents – The Company considers deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high quality financial institutions.

Inventories – Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  The Company also allocates certain production related general and administrative costs to inventory and incurred approximately $2.8 million, $3.3 million, and $3.0 million of such costs in fiscal 2011, 2010 and 2009, respectively. The Company had approximately $0.9 million and $1.2 million of general and administrative costs remaining in inventory as of May 31, 2011 and May 31, 2010, respectively.

The Company uses a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established, and variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. No material changes have been made to the inventory policy during fiscal 2011, 2010 or 2009.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

Property, Plant and Equipment – Property, plant and equipment is stated at cost less accumulated depreciation.  Expenditures for replacements are capitalized, and the replaced items are retired.  Normal maintenance and repairs are charged to operations.  Major maintenance and repair activities that significantly enhance the useful life of the asset are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.  Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to thirty years.  Carrying values of these assets are evaluated if impairment indicators arise.

Goodwill – In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), goodwill and intangible assets with indefinite lives are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives continue to be amortized over their useful lives.

The Company evaluates the carrying value of goodwill  and intangible assets with indefinite lives at the end of the third quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and intangible assets with indefinite lives completed during fiscal years 2011, 2010 and 2009 resulted in no impairment charges.

Deferred Licensing Costs – Deferred licensing costs with finite lives are amortized over their useful lives. In certain situations the deferred licensing costs are considered to have indefinite lives such as in the countries where the law and regulations are such that the barriers to obtaining a new license are very severe and upfront costs are high but, once the licenses are acquired, effort and costs required to maintain such licenses are minimal. The carrying values of assets with indefinite lives are not amortized but they are evaluated annually for impairment or more frequently if any triggering event which may impair the value of the asset occurs. There was no impairment charge related to deferred licensing costs in fiscal years 2011, 2010 or 2009.

Other Intangible Assets – Other intangible assets includes customer lists, developed product technology, trademarks and trade names.   These intangible assets are amortized over their useful lives.  Carrying values of these assets are evaluated when impairment indicators arise.  There was no impairment charge related to other intangible assets in fiscal years 2011, 2010 or 2009.

Net Sales Relating to Foreign Operations – Sales to customers outside the United States were 32%, 28% and 27% of net sales in fiscal 2011, 2010 and 2009, respectively.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with ASC 830-30, “Translation of Financial Statements” (“ASC 830-30”).  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $13.9 million in fiscal 2011 and losses of $5.2 million and $4.0 million in fiscal 2010 and 2009, respectively.

Gains and losses that result from foreign currency transactions are included in ”other non-operating income (expense)” in the consolidated statements of income. In fiscal 2011, 2010 and 2009, we incurred net foreign currency transaction losses of $0.3 million, $0.4 million and $1.9 million, respectively.

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

•	Instrument sales and rental
Contracts for the sale or rental of our instruments typically have multiple deliverables.  In such cases, we recognize revenue on the sale of instruments in accordance with ASC 605-25 “Revenue Recognition: Multiple-Element Arrangements” (“ASC 605-25”). Our instrument sales contracts with multiple deliverables include the sale or rental of an instrument (including delivery, installation and training), the servicing of the instrument during the first year, and, in many cases, price guarantees for reagents and consumables purchased during the contract period.  We have determined the fair value of certain of these elements, such as training and first year service. We do not believe it is possible to determine the fair value of reagent contracts with price guarantees at the time of sale.

If the contract contains reagent price guarantees, which our contracts typically do, the entire arrangement consideration is deferred and recognized over the related guarantee period.  For contracts without reagent price guarantees, the sales price in excess of the fair values of training and service is allocated to the instrument itself and recognized upon shipment and completion of contractual obligations relating to training and/or installation. The fair value of a training session is recognized as revenue when services are provided.  The fair value of first year service is recognized over the first year of the contract. The allocation of the total consideration, which is based on the estimated fair value of the units of accounting, requires judgment by management.

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

Instrument rentals are typically operating leases with 60 month terms.  The assets subject to these leases are depreciated over the term of the lease using the straight line method.

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of income as net sales.  The costs of handling and shipping customer orders are reported in the operating expense section of the consolidated statements of income as distribution expense. For the years ended May 31, 2011, 2010 and 2009, these costs were $16.5 million, $14.8 million and $13.7 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade receivables at May 31, 2011 and May 31, 2010 were $63.3 million and $59.6 million, respectively, and were net of allowances for doubtful accounts of $2.2 million and $2.1 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Advertising Costs – Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses in the consolidated statements of income.  Advertising expenses were $0.5 million, $0.6 million and $0.7 million for the years ended May 31, 2011, 2010 and 2009, respectively.

Research and Development costs – Research and development costs are expensed as incurred and are disclosed as a separate line item in the consolidated statements of income.

Loss contingencies – Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company, but which will only be determined and resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The calculation of income tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. The impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that has a greater than 50% cumulative probability to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  This threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management.

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

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2011

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 810, “Consolidation” (“ASC 810”). This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This update requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is now required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The adoption of this update to ASC 810 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”), which is an amendment of ASC 718, “Compensation—Stock Compensation.  This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This update is effective for fiscal years and interim periods beginning on or after December 15, 2010, however, early application was permitted.  The adoption of ASU 2010-13 during the first quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.”  This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price.  The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method.  Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements.  This update will be effective for fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s first quarter of fiscal 2012.  Early adoption is permitted, however, the Company did not adopt early.  Based on the current mix of instrument acquisition methods, the Company does not expect the adoption of this update to ASC 605-25 to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

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

BioArray is a pioneer in the field of molecular immunohematology or the DNA analysis of blood for the purpose of transfusion. Through the development of technologies supported by a substantial patent portfolio of issued or pending patents, BioArray developed a novel and flexible technology platform that allows for a variety of DNA-based testing. The platform combines semiconductor processing, microparticle chemistry and molecular biology to bring a high degree of flexibility and performance to DNA and protein analysis.

Using this technology platform, BioArray developed complete assay solutions called the BeadChipTM system.  The BeadChip system includes BeadChips featuring proprietary array designs as well as the Array Imaging System and BASISTM database, which reads and interprets the results of the manual testing. The ensuing integrated assay delivery system enables users to simultaneously perform dozens of customized tests on each patient sample in a semi-automated fashion. The Company believes this versatility makes the BeadChip format ideally suited to a wide scope of applications.

As of the acquisition date, the BeadChip system was being sold to and used by a number of customers in the U.S. for Research Use Only purposes, which does not require FDA approval. After the acquisition was finalized, the Company began expanding the footprint of the BeadChip system outside of the U.S., particularly in Western Europe.  The Company is in the process of developing an automated molecular immunohematology instrument.  Additionally, we are working on achieving U.S. regulatory approval for the molecular offering.  We believe these steps will facilitate the further commercialization of the BioArray solution.  The current plan is to have a Research Use Only instrument available in calendar 2012.

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

The transaction costs included a payment of $1.4 million to TM Capital Corp., an investment bank which represented the Company in a number of financial transactions, including the acquisition of BioArray Solutions in August 2008.  Michael S. Goldman, one the Company’s former directors, is a Managing Director and founding principal of TM Capital Corp.  With the receipt of these fees, as of August 4, 2008, Mr. Goldman no longer qualified as an “independent” director of the Company under Nasdaq Stock Market listing standards. As a result, Mr. Goldman resigned his positions as a member of the Compensation Committee and Governance Committee of the Board of Directors as of August 4, 2008 and did not stand for re-election at the 2008 annual meeting of shareholders.

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

In fiscal 2011, escrowed funds of $7.2 million were released and returned to the Company.  In accordance with the contingent consideration guidance in ASC 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill as it relates to items that were predefined as contingent items in the Merger Agreement and are considered measurement period adjustments.  The remaining $4.3 million was recorded to Other Income as it is not considered a measurement period adjustment.

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

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Immucor and BioArray, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of Immucor and BioArray. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of BioArray’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information presented below (in thousands, except per share data) does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

May 31, 2009

Revenue	$300,863
Net Income	$73,633

Earnings per common share – basic	$1.05
Earnings per common share – diluted	$1.03

IBG Immucor Limited

In June 2008, with the intent to sell its products directly in the United Kingdom, the Company acquired all of the outstanding shares of IBG Immucor Limited, a private company registered in, and the Company’s distributor, for the United Kingdom, for an aggregate cash purchase price of $4.4 million.

3.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value):

	May 31,
	2011	2010
	(in thousands)

Raw materials and supplies	$9,506	$8,211
Work in process	4,012	4,145
Finished goods	19,396	23,374
	$32,914	$35,730

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	May 31,
	2011	2010
	(in thousands)
Accrued refund of BioArray escrowed funds	7,000	-
Prepaid expenses	2,919	3,944
Other accruals	1,245	888
Prepaid expenses and other current assets	$11,164	$4,832

5.	PROPERTY AND EQUIPMENT

	May 31,
	2011	2010
	(in thousands)
Land	$67	$62
Buildings and improvements	3,073	1,702
Leasehold improvements	17,757	15,167
Capital work-in-progress	6,754	3,377
Furniture and fixtures	3,992	3,521
Instruments at customer sites	54,403	40,832
Machinery and equipment	34,826	34,164
	120,872	98,825
Less accumulated depreciation	(62,656)	(49,656)
Property, plant and equipment – net	$58,216	$49,169

Depreciation expense was $13.9 million in fiscal year 2011, $12.3 million in fiscal year 2010, and $9.6 million in fiscal year 2009.  Depreciation expense is primarily included in cost of sales in the consolidated statements of income.

6.	GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2011 and 2010 were as follows:

	May 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$94,336	$97,255
Contingent consideration adjustment on the acquisition of BioArray	(2,935)	-
Foreign currency translation adjustment and other	2,366	(2,919)
Balance at end of year	$93,767	$94,336

In fiscal 2011, $7.2 million of escrowed funds related to the acquisition of BioArray were released and returned to the Company.  In accordance with the contingent consideration guidance in ASC 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill within the U.S. reporting segment as it relates to items that were predefined as contingent items in the Merger Agreement and are considered measurement period adjustments.  The remaining $4.3 million was recorded to Other Income as it is not considered a measurement period adjustment.

Goodwill is tested for impairment at the end of the third quarter of each fiscal year or earlier if a triggering event occurs. Testing for impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2011, 2010 and 2009.

7.	OTHER INTANGIBLE ASSETS

		May 31, 2011			May 31, 2010
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Deferred licensing costs	5 yrs	$1,013	$(579)	$434	$1,013	$(502)	$511
Distribution rights	10 yrs	4,492	(3,359)	1,133	4,492	(2,863)	1,629
Customer lists	16 yrs	5,215	(2,117)	3,098	4,819	(1,684)	3,135
Non-compete agreements	5 yrs	1,650	(935)	715	1,650	(605)	1,045
Developed product technology	17 yrs	51,097	(8,597)	42,500	51,086	(5,586)	45,500
Trademarks / tradenames	17 yrs	1,615	(281)	1,334	1,613	(186)	1,427
Total amortizable assets		65,082	(15,868)	49,214	64,673	(11,426)	53,247

Intangible assets not subject to amortization:
Deferred licensing costs		4,919	-	4,919	4,381	-	4,381
Total non-amortizable assets		4,919	-	4,919	4,381	-	4,381

Total other intangible assets		$70,001	$(15,868)	$54,133	$69,054	$(11,426)	$57,628

Amortization of intangible assets amounted to $4.4 million, $4.3 million and $3.7 million for the years ended May 31, 2011, 2010 and 2009, respectively. The following table presents our estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2012	4,301
2013	3,886
2014	3,609
2015	3,554
2016	3,554
Thereafter	30,310
$49,214

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,
	2011	2010
	(in thousands)
Sales and other taxes payable	$4,620	$4,205
Salaries and wages	11,912	9,524
Professional fees and dealer commission	1,095	1,080
Royalties	253	497
Accruals for pricing discounts to dealers	189	220
Current portion of deferred leasehold improvement incentive	1,096	914
Other accruals	1,166	938
Accrued expenses and other current liabilities	$20,331	$17,378

9.	DEFERRED REVENUE

As described in Note 1, many of the Company’s instrument sales contracts involve multiple deliverables with price guarantees, and revenues from these contracts are deferred and recognized over the term of the agreements which are generally five years.  The Company also defers revenue from service contracts over the term of the service agreements.

The additions to and recognition of deferred revenue for the year ended May 31, 2011 and May 31, 2010 were as follows:

	May 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$16,681	$22,093
Additions to deferred revenue from new contracts	11,562	11,555
Revenue recognized during the year	(15,169)	(16,814)
Foreign currency translation adjustment	501	(153)
Balance at end of year	13,575	16,681
Less: Deferred Revenue - current portion	(7,495)	(8,994)
Deferred Revenue - non-current portion	$6,080	$7,687

The Company’s instruments have been acquired more often through rental agreements in the past three years than through sales. Revenue related to rental agreements is recognized over the rental period. These arrangements do not generate deferred revenue.

10.	OTHER LONG TERM LIABILITIES

	May 31,
	2011	2010
	(in thousands)
Severance indemnity for employees	$1,224	$965
Employment agreement at acquisition	-	135
Deferred leasehold improvement incentive	1,873	1,813
	3,097	2,913
Less current portion	(1,096)	(914)
Other long term liabilities	$2,001	$1,999

The Company credits leasehold improvement incentives received from landlords to rent expense over the remaining term of the lease agreement.

11.	COMMON STOCK

Reserved shares

At May 31, 2011, 2,814,334 shares of common stock were reserved for future issuance upon the vesting of restricted stock or the exercise of stock options that have previously been issued and are still outstanding under the Immucor, Inc. 2005 Long-Term Incentive Plan and previous plans.

Stock repurchased

During fiscal 2011, 2010 and 2009, the Company either withheld from certain option exercises or reacquired from certain restricted shareholders an aggregate of 26,618, 18,921 and 35,088 shares valued at $0.5 million, $0.3 million and $1.0 million, respectively, in compliance with the statutory tax withholding requirements.  The Company retired these shares and disclosed their value as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

During fiscal 2009, the Company also withheld 18,600 shares valued at $0.5 million from certain option exercises where the option exercise price was paid by having shares withheld. No shares were withheld for this purpose in fiscal 2011 or 2010.  These shares were also retired and their values were disclosed as ‘Stock repurchases and retirements’ in the consolidated statement of shareholders’ equity and comprehensive income and as ‘Non-cash investing and financing activities’ in the consolidated statements of cash flows.

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

During the year ended May 31, 2011, the Company did not repurchase any shares of common stock under the repurchase program.  During the year ended May 31, 2010 and 2009, the Company spent $11.6 million and $6.7 million to repurchase 650,003 and 295,409 shares of its common stock at an average per share price of $17.78 and $22.52, respectively.  Since 1998, the Company has repurchased 9,178,356 shares of its common stock having an aggregate value of approximately $69.2 million. An aggregate of 2,196,644 shares were available for repurchase under the program as of May 31, 2011.

12.	SHARE–BASED COMPENSATION

Impact of share-based compensation on income statement

The following table shows total share-based compensation expense before and after the tax effect for the years ended May 31, 2011, 2010 and 2009, included in the consolidated statements of income:

	For the Year Ended May 31,
	2011	2010	2009
	(in thousands)

Pre-tax compensation expense	$6,941	$5,946	$5,904
After tax compensation expense	$4,794	$4,143	$4,374

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

	2011	2010	2009
Risk-free interest rate (1)	1.65%	2.15%	3.13%
Expected volatility (2)	43.41%	45.47%	42.41%
Expected life (years) (3)	4.25	4.25	4.25
Expected dividend yield (4)	-	-	-

1.	Based on the U.S. Treasury yield curve in effect at the time of grant.
2.	Expected stock price volatility is based on the average historical volatility of the Company’s shares during the period corresponding to the expected life of the options.
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

Plan summary

At an annual meeting of the Company’s shareholders held on December 13, 2005, the shareholders approved establishment of the Immucor, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the Company’s preexisting stock option plans that were frozen and remain in effect only to the extent of awards outstanding under these plans. Under the 2005 Plan, the Company is able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. The Company’s shareholders approved 3,600,000 shares of the Company’s common stock to be used for grants under the 2005 Plan.  There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), and a separate restriction on the number of shares that may be used for grants of incentive stock options (also 1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options.  Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a 6-year contractual term. Restricted stock awards generally vest equally over a five-year period.  The 2005 Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

Stock option activity

Compensation costs for stock options with tiered vesting terms are recognized evenly over the vesting periods. Activity for the Company’s option plans was as follows for the years ended May 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2008	2,449,941	$12.03	4.9	$37,551

Granted	866,995	$27.08
Exercised	(639,274)	$5.79
Forfeited	(78,566)	$26.53
Expired	(43,000)	$11.51
Outstanding at May 31, 2009	2,556,096	$18.26	4.4	$9,948

Granted	362,531	$17.00
Exercised	(52,350)	$6.41
Forfeited	(141,255)	$25.57
Expired	(64,925)	$25.10
Outstanding at May 31, 2010	2,660,097	$17.77	3.7	$14,611

Granted	376,842	$19.10
Exercised	(374,687)	$3.50
Forfeited	(78,940)	$24.31
Expired	(124,146)	$25.24
Outstanding at May 31, 2011	2,459,166	$19.55	2.9	$10,076

Exercisable at May 31, 2011	1,699,397	$18.33	2.4	$9,066

1)
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of options) of in-the-money options.

The weighted-average grant-date fair value of share options granted during fiscal years 2011, 2010 and 2009 was $7.14, $6.55 and $10.35, respectively.  The total intrinsic value of share options exercised during fiscal years 2011, 2010 and 2009 was $6.0 million, $0.7 million and $14.7 million, respectively.

As of May 31, 2011, there was $3.9 million of total unrecognized compensation cost related to nonvested stock option awards. This compensation cost is expected to be recognized through March 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 2.0 years.

On April 21, 2009, the Compensation Committee approved the acceleration of the vesting of the stock options issued on June 8, 2007 to all employees other than officers of the Company.  This action added approximately $0.9 million to the total compensation expense for fiscal 2009.

At May 31, 2011, 2010 and 2009, options for 1,699,397, 1,711,401 and 1,443,647 shares of common stock were exercisable, at weighted average exercise prices of $18.33, $14.47 and $11.65, respectively.  In fiscal 2011, 2010 and 2009, all options were granted with an exercise price that agreed to the fair value of the shares at the date of grant.

The following table as of May 31, 2011 sets forth by group of exercise price ranges, the number of options outstanding, weighted average exercise prices and weighted average remaining contractual lives of options outstanding, and the number and weighted average exercise prices of options currently exercisable.

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
$ 0.01	-	$5.00	153,686	$1.90	0.9	153,686	$1.90
5.01	-	10.00	330,898	6.13	2.7	330,898	6.13
10.01	-	20.00	792,654	17.77	3.2	402,349	17.47
20.01	-	25.00	228,835	20.57	4.2	169,091	20.38
25.01	-	30.00	841,279	27.85	2.6	574,779	28.13
30.01	-	35.00	111,814	31.70	2.8	68,594	31.83
			2,459,166	$19.55	2.9	1,699,397	$18.33

Restricted stock activity

The following is a summary of the changes in unvested restricted stock for the fiscal years ended May 31, 2011, 2010 and 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2008	124,291	$21.65

Granted	57,055	26.90
Vested	(30,120)	20.93
Forfeited	(10,036)	24.55
Nonvested stock outstanding at May 31, 2009	141,190	$23.72

Granted	251,512	16.27
Vested	(72,501)	21.23
Forfeited	(32,033)	17.45
Nonvested stock outstanding at May 31, 2010	288,168	$18.54

Granted	211,865	19.10
Vested	(106,701)	18.61
Forfeited	(38,164)	18.49
Nonvested stock outstanding at May 31, 2011	355,168	$18.86

The total fair value of restricted shares vested was $2.1 million, $1.5 million and $0.8 million during fiscal years ended May 31, 2011, 2010 and 2009, respectively.

As of May 31, 2011, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized through June 2015, based on existing vesting terms with the weighted average remaining expense recognition period being approximately 3.4 years.

Shares available for future grants

As of May 31, 2011, a total of 1,095,803 shares were available for future grants.

13.	INCOME TAXES

Sources of income before income taxes are summarized below (in thousands):

	Year Ended May 31,
	2011	2010	2009
Domestic Operations	$105,060	$105,181	$107,843
Foreign Operations	25,570	20,031	9,138
Income before income taxes	$130,630	$125,212	$116,981

The provision for income taxes is summarized as follows (in thousands):

	Year Ended May 31,
	2011	2010 (1)	2009
Current:
Federal	$26,542	$28,815	$33,347
Foreign	7,718	6,080	4,606
State	6,102	2,796	2,851
	40,362	37,691	40,804

Deferred:
Federal	3,551	4,134	91
Foreign	263	279	(626)
State	(2,873)	525	529
	941	4,938	(6)
Provision for income taxes	$41,303	$42,629	$40,798

(1) Certain prior year expenses have been reclassified to conform to current year presentation.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Based on assessments of all available evidence including, but not limited to, the operating history and lack of profitability of certain subsidiaries, the Company is uncertain as to the ability to realize the subsidiaries’ net operating loss carry-forwards and tax benefits and, as a result, deferred tax valuation allowances have been recorded against these deferred tax assets in the following jurisdictions:   Belgium, $1.4 million and France, $1.1 million.  The net operating loss carry-forwards for France and Belgium do not expire; the federal operating loss carry-forwards for BioArray of $24.3 begin to expire in 2026; certain state operating loss carry-forwards for BioArray expire beginning in 2013; and credit carry-forwards of $2.2 million for BioArray expire beginning in 2021.

Due to a recent law change in New Jersey income tax apportionment factors, the Company experienced a positive adjustment of approximately $2.3 million to our deferred tax liability that was established on the acquisition of BioArray. Additionally, in fiscal 2011, the Company wrote off approximately $3.9 of net operating loss carry-forwards which were fully reserved in previous years.  For the year ended May 31, 2011, the Company has no valuation allowances recorded against state deferred tax assets since all states with net operating losses carried forward are in a net deferred tax liability position, and the Company has scheduled the reversal of deferred tax liabilities to occur before the potential expiration of state net operating loss carry-forwards that exist as of May 31, 2011.

The tax effects of significant items comprising the Company’s net deferred tax assets at May 31, 2011 and 2010 are as follows (in thousands):

	Year Ended May 31,
	2011	2010
Deferred tax liabilities:
Intangibles	$(19,282)	$(23,007)
Property, Plant & Equipment	(4,931)	(2,075)
Prepaids and other	(346)	(457)
Deferred tax assets:
Reserves not currently deductible	4,376	4,191
Deferred revenue	2,923	4,027
Compensation expense	5,617	4,190
Operating loss carry-forwards	11,580	19,291
Credit carry-forwards	2,736	2,770
Other	6,187	5,081
Uniform capitalization	603	684
	9,463	14,695
Valuation allowance	(2,467)	(6,716)
Net deferred tax assets	$6,996	$7,979

Deferred taxes are not provided for temporary differences of approximately $59.9 million, $43.3 million and $31.3 million as of May 31, 2011, 2010 and 2009, respectively, representing cumulative earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31,
	2011	2010	2009

Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	-	3	3
Production activity deduction	(2)	(2)	(2)
Change in analysis of uncertain income tax positions	-	(1)	-
Other	(1)	(1)	(1)
Effective tax rate	32%	34%	35%

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, which is included in income taxes payable on the balance sheet, for the years ended May 31, 2011 and 2010 in (thousands):

Unrecognized tax benefit - June 1, 2010	$8,093
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	-
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	-
Gross increases in unrecognized tax benefits as a result of tax positions taken during current period	2,107
Gross decreases in unrecognized tax benefits as a result of tax positions taken during current period	-
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	-
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(434)
Unrecognized tax benefit - May 31, 2011	$9,766

The total balance of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $3.6 million as of May 31, 2011.  The unrecognized tax benefit is reflected as a current liability as it is likely to require payment during the twelve-month period ending May 31, 2012.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company as of May 31, 2011, has recognized a liability for interest of $0.9 million. The Company has not recognized any accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for the fiscal years ended May 31, 2010, May 31, 2009 and May 31, 2008 remain subject to examination by U.S. tax authorities.

14.	EARNINGS PER SHARE

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

	Year Ended May 31,
	2011	2010	2009
	(Shares and $ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net Income	$89,327	$82,583	$76,183

Denominator:
For basic earnings per share
- weighted average shares basis	70,073	70,062	70,382
Effect of dilutive stock options and restricted stock	545	584	786
Denominator for diluted earnings per share
-adjusted weighted average shares basis	70,618	70,646	71,168

Earnings per common share – basic	$1.27	$1.18	$1.08
Earnings per common share – diluted	$1.26	$1.17	$1.07

The effect of 1,672,617, 1,652,275 and 1,135,711 out-of-the-money options was excluded from the above calculation as inclusion of these securities would be anti-dilutive for the years ended May 31, 2011, 2010 and 2009, respectively.

On June 9, 2011, the Company, under an annual group award, issued 228,890 restricted stock units and 162,535 performance based restricted stock units. These grants are excluded in calculating the above diluted earnings per share as they were issued subsequent to year end but may have a dilutive effect on future earnings per share calculations.

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

Segment information concerning the Company’s domestic and foreign operations for the years ended May 31, 2011, 2010 and 2009 is summarized below (in thousands):

	For the Year Ended May 31, 2011

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$150,083	$29,583	$10,426	$9,734	$-	$199,826
Affiliates	4,562	5,000	312	-	(9,874)	-
Total	154,645	34,583	10,738	9,734	(9,874)	199,826
Capture revenues:
Unaffiliated customers	51,343	23,634	5,458	1,931	-	82,366
Affiliates	6,974	3,024	11	-	(10,009)	-
Total	58,317	26,658	5,469	1,931	(10,009)	82,366
Net instrument revenues:
Unaffiliated customers	28,078	13,026	2,827	1,181	-	45,112
Affiliates	3,298	6,987	-	-	(10,285)	-
Total	31,376	20,013	2,827	1,181	(10,285)	45,112
Net molecular immunohematology revenues:
Unaffiliated customers	3,461	2,326	-	-	-	5,787
Affiliates	1,116	1,289	-	-	(2,405)	-
Total	4,577	3,615	-	-	(2,405)	5,787

Net Sales	248,915	84,869	19,034	12,846	(32,573)	333,091

Income from operations	100,774	13,397	8,894	2,925	7	125,997

Depreciation	9,093	4,258	366	163	-	13,880
Amortization	4,084	160	-	89	-	4,333
Income tax expense	33,322	4,171	3,072	730	8	41,303
Interest income	279	234	191	2	-	706
Capital expenditures	6,717	407	1,348	589	-	9,061
Property & equipment, net	39,957	14,318	3,198	743	-	58,216
Goodwill	70,946	7,214	9,027	6,580	-	93,767
Total assets at period end	677,861	92,866	39,013	25,979	(202,592)	633,127

	For the Year Ended May 31, 2010

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$159,779	$29,525	$9,644	$8,762	$-	$207,710
Affiliates	4,870	4,892	280	-	(10,042)	-
Total	164,649	34,417	9,924	8,762	(10,042)	207,710
Capture revenues:
Unaffiliated customers	47,911	22,818	5,045	1,229	-	77,003
Affiliates	6,752	2,965	-	-	(9,717)	-
Total	54,663	25,783	5,045	1,229	(9,717)	77,003
Net instrument revenues:
Unaffiliated customers	25,522	11,116	2,297	745	-	39,680
Affiliates	4,326	6,537	-	-	(10,863)	-
Total	29,848	17,653	2,297	745	(10,863)	39,680
Net molecular immunohematology revenues:
Unaffiliated customers	3,043	1,637	-	-	-	4,680
Affiliates	1,343	114	-	-	(1,457)	-
Total	4,386	1,751	-	-	(1,457)	4,680

Net Sales	253,546	79,604	17,266	10,736	(32,079)	329,073

Income from operations	105,447	9,698	8,186	1,596	415	125,342

Depreciation	7,879	3,956	328	128	-	12,291
Amortization	4,034	162	-	82	-	4,278
Income tax expense	36,271	3,214	2,879	-	265	42,629
Interest income	221	177	55	1	-	454
Capital expenditures	5,753	361	148	42	-	6,304
Property & equipment, net	36,334	10,945	1,595	295	-	49,169
Goodwill	73,881	6,235	8,360	5,860	-	94,336
Total assets at period end	594,005	69,151	31,265	20,072	(194,659)	519,834

	For the Year Ended May 31, 2009

	U.S.	Europe	Canada	Japan	Elims	Consolidated
Traditional reagent revenues:
Unaffiliated customers	$155,610	$26,445	$8,826	$8,396	$-	$199,277
Affiliates	5,355	4,286	371	-	(10,012)	-
Total	160,965	30,731	9,197	8,396	(10,012)	199,277
Capture revenues:
Unaffiliated customers	39,276	20,793	3,246	830	-	64,145
Affiliates	6,786	2,837	-	-	(9,623)	-
Total	46,062	23,630	3,246	830	(9,623)	64,145
Net instrument revenues:
Unaffiliated customers	22,887	9,414	1,736	635	-	34,672
Affiliates	5,342	6,892	-	-	(12,234)	-
Total	28,229	16,306	1,736	635	(12,234)	34,672
Net molecular immunohematology revenues:
Unaffiliated customers	2,303	150	-	-	-	2,453
Affiliates	224	8	-	-	(232)	-
Total	2,527	158	-	-	(232)	2,453

Net Sales	237,783	70,825	14,179	9,861	(32,101)	300,547

Income (loss) from operations	108,691	3,292	5,146	288	(459)	116,958

Depreciation	5,623	3,537	234	173	-	9,567
Amortization	3,386	277	-	76	-	3,739
Income tax (benefit) expense	36,818	2,130	1,997	-	(147)	40,798
Interest income	921	833	199	4	-	1,957
Capital expenditures	3,253	4,701	599	49	-	8,602
Property & equipment, net	30,625	10,855	1,699	282	-	43,461
Goodwill	76,586	7,089	7,981	5,599	-	97,255
Total assets at period end	524,397	70,979	24,706	17,901	(186,643)	451,340

The Company had net export sales to unaffiliated customers (in thousands):

	For the Year Ended May 31,
	2011	2010	2009
	(In thousands)
United States	$6,100	$5,378	$5,035
Germany	6,609	5,947	5,657
Canada	2,269	2,073	1,794
Total net export sales	$14,978	$13,398	$12,486

16.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements.  The Company matches a portion of employee contributions, which vest immediately.  During the years ended May 31, 2011, 2010 and 2009, the Company’s matching contributions to the plan were approximately $1.0 million, $0.9 million and $0.8 million, respectively.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees.  The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years.  During each of the years ended May 31, 2011, 2010 and 2009, the Company’s matching contributions to the plan remained constant at approximately $0.1 million.

17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the United States, the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the United States, the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2019. The total leasing expense for the Company was $4.3 million in fiscal 2011, $3.8 million in fiscal 2010 and $3.7 million in fiscal 2009.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2011 (in thousands):

Year Ending May 31:
2012	$2,905
2013	$2,623
2014	$2,263
2015	$2,095
2016	$2,010
Thereafter	$318
$12,214

Purchase Commitments

Purchase commitments made in the normal course of business was $15.1 million as of May 31, 2011.

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

In April 2009, we received a subpoena from the United States Department of Justice, Antitrust Division (“DOJ”), requiring us to produce documents for the period beginning September 1, 2000 through April 23, 2009, pertaining to an investigation of possible violations of the federal criminal antitrust laws in the blood reagents industry. On November 8, 2010, we announced that the DOJ had informed us that it had closed its investigation.  The investigation was closed with no further action taken on the part of the DOJ.

Beginning in May 2009, a series of class action lawsuits has been filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees.  All of these complaints make substantially the same allegations. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  In August 2010 the United States District Court for the Eastern District of Pennsylvania denied, in part, Motions to Dismiss for failure to state a cause of action and a Motion to Stay Discovery filed by the Company and co-defendant Ortho-Clinical Diagnostics, Inc. The defendants filed a Motion for Reconsideration or for Certification for Interlocutory Appeal with respect to the Court’s order on defendants’ motion to dismiss, and that motion was denied in December 2010.  Discovery has now commenced in this litigation.  No determination has been made whether any of the plaintiffs’ claims have merit or should be allowed to proceed as a class action. We intend to vigorously defend against these cases. At this time we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Private securities litigation in the United States District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company's Common Stock between October 19, 2005 and June 25, 2009.  The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. On June 30, 2011, the District Court granted the defendants' motion to dismiss the complaint and closed the case.  Plaintiff could challenge that result, but has not done so as of July 20, 2011.  The Company will defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 12, 2011, a purported shareholder of the Company filed a putative class action lawsuit in the Superior Court of Fulton County, Georgia, captioned as Hillary Kramer v. Immucor, Inc., et al., Civil Action No. 2011CV203124.  The action was brought on behalf of public shareholders of the Company and names as defendants Immucor, the individual directors of the Company, and TPG Capital and certain of its affiliates.  The action asserts claims for breaches of fiduciary duties against the Company’s board of directors in connection with the proposed previously-announced transaction with TPG, and for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the proposed transaction, rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 15, 2011, a second putative class action challenging the proposed transaction was filed by a purported shareholder of Immucor.  This action was filed in the Superior Court of Gwinnett County for the State of Georgia, and is captioned as Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1.  The action is brought on behalf of public shareholders of Immucor and names as defendants Immucor, the individual directors of Immucor, two Immucor executive officers, and TPG Capital and its affiliates.  The action asserts claims for breaches of fiduciary duties against the Immucor board of directors in connection with the proposed transaction, and for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, injunctive relief enjoining the consummation of the proposed transaction, rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time, Immucor cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

On July 18, 2011, a third putative class action challenging the proposed transaction was filed by a purported shareholder of Immucor.  This is the second case filed in the Superior Court of Fulton County for the State of Georgia, and is captioned as Allan Pillay v. Immucor, Inc., et al., Civil Action No. 2011CV203339.  The action is brought on behalf of public shareholders of Immucor and names as defendants Immucor, the individual directors of Immucor, and TPG Capital and its affiliates.  The action asserts claims for breaches of fiduciary duties against the Immucor board of directors in connection with the proposed transaction, including that the Immucor’s Schedule 14D-9 is misleading or incomplete, and a claim for aiding and abetting the purported breaches of fiduciary duties by the TPG defendants.  The plaintiff seeks, among other things, a declaration that the action is maintainable as a class action, preliminary and permanent relief, including injunctive relief enjoining the consummation of the proposed transaction and rescission of the proposed transaction to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.  At this time Immucor cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
						Earnings Per
			Income		Earnings	Common Share -
Fiscal Year	Net	Gross	from	Net	Per Common	Assuming
Ended	Sales	Profit	Operations	Income	Share	Dilution

May 31, 2011
First Quarter	$83,641	$59,667	$32,202	$21,419	$0.31	$0.30
Second Quarter	81,546	58,385	31,957	21,063	$0.30	$0.30
Third Quarter	83,349	59,019	33,867	22,686	$0.32	$0.32
Fourth Quarter	84,555	59,845	27,971	24,159	$0.34	$0.34
	$333,091	$236,916	$125,997	$89,327	$1.27	$1.26

May 31, 2010
First Quarter	$83,071	$59,689	$33,342	$21,333	$0.30	$0.30
Second Quarter	82,570	58,139	30,662	19,702	$0.28	$0.28
Third Quarter	80,499	55,714	30,874	20,061	$0.29	$0.28
Fourth Quarter	82,933	60,182	30,464	21,487	$0.31	$0.30
	$329,073	$233,724	$125,342	$82,583	$1.18	$1.17

The sum of the quarterly amounts of diluted earnings per common share for the fiscal year ended May 31, 2010 is different than the total due to rounding.

19.	SUBSEQUENT EVENTS

On July 2, 2011 the Company entered into a definitive agreement to be acquired by investment funds managed by TPG Capital. Under the terms of the agreement, Immucor shareholders will receive $27.00 in cash for each share of Immucor common stock they own.  The transaction is expected to close in the second half of calendar 2011.  The agreement was unanimously approved by the Immucor Board of Directors.

Item 8. — Financial Statements and Supplementary Data (Continued).

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts
Years ended May 31, 2011, 2010 and 2009

	Beginning Balance	Additions to Expense	Deductions	Ending Balance
2011
Allowance for doubtful accounts	$2,122	$371	$(336)	$2,157
Deferred income tax valuation allowance	$6,716	$-	$(4,249)	$2,467

2010
Allowance for doubtful accounts	$2,179	$361	$(418)	$2,122
Deferred income tax valuation allowance	$6,134	$582	$-	$6,716

2009
Allowance for doubtful accounts	$2,024	$848	$(693)	$2,179
Deferred income tax valuation allowance	$3,042	$3,092	$-	$6,134

Note 1:	“Deductions” for the “Allowance for doubtful accounts” represent accounts written off during the period less recoveries of accounts previously written off and exchange differences generated.

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

Based on their evaluation as of May 31, 2011, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2011. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2011. Immucor’s management has concluded that, as of May 31, 2011, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

Grant Thornton LLP, the Company’s Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. It appears in Item 8 immediately before the Consolidated Financial Statements.

/s/ Joshua H. Levine	/s/ Richard A. Flynt

Joshua H. Levine	Richard A. Flynt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B. — Other Information.

Not applicable.

PART III

Not later than 120 days after the end of our fiscal year, we will file a definitive Proxy Statement for our 2011 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. — Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. — Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. — Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. — Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

2.2	Agreement and Plan of Merger by and among the Company, Parent and Purchaser (incorporated by reference to Exhibit 2.1 to Immucor, Inc.’s Current Report on Form 8-K filed on July 5, 2011).

3.1	Amended and Restated Articles of Incorporation dated September 7, 2006 (incorporated by reference to Exhibit 3.1 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 5, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Immucor, Inc.’s quarterly report on Form 10-Q filed on October 4, 2008).

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

4.3
Amendment No. 2, dated July 2, 2011, to the Amended and Restated Shareholder Rights Agreement, dated as of November 20, 2001, and as amended effective April 20, 2009, by and between Immucor, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Immucor, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2011).

10.1-1
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

10.1-2
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

10.1-3
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

10.1-4
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

10.1-5
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

10.1-6
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

10.7*	Immucor, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Immucor, Inc.’s Form S-8 file on February 16, 2006).

10.7-1	Amendment No. 1 to 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011).

10.9*	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.9 to Immucor, Inc.’s Annual Report on Form 10-K filed on August 16, 2004).

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

10.13*
Amended and Restated Employment Agreement, dated June 10, 2011, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit (e)(21) to Immucor, Inc.’s Solicitation Recommendation Statement on Schedule 14D-9 filed on July 15, 2011).

10.14*
Amended and Restated Employment Agreement dated June 10, 2011, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.3 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on June 15, 2011).

10.15*
Amended and Restated Employment Agreement by and between the Company and Richard A. Flynt, effective June 10, 2011 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011).

10.16*
Amended and Restated Employment Agreement by and between the Company and Geoffrey S. Crouse, effective August 12, 2010 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on August 17, 2010).

10-17*
Employment Agreement by and between the Company and Joshua H. Levine, effective June 10, 2011 (incorporated by reference to Exhibit 10.1 to Immucor, Inc.’s Current Report on Form 8-K filed on June 13, 2011).

10.18*	Fiscal Year 2009 Bonus Plan and Fiscal Year 2008 Long-Term Incentive Awards Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on May 28, 2008).

10.19*	Fiscal Year 2010 Bonus and Long-Term Incentive Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on June 10, 2009).

10.20*	Fiscal Year 2011 Bonus and Long-Term Incentive Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on April 23, 2010).

10.21*	Fiscal Year 2012 Bonus and Long-Term Incentive Plan (incorporated by reference to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary of Lawsuits (incorporated by reference to Exhibit 99.1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed on July 23, 2010).

101.INS 101.SCH XBRL 101.CAL XBRL 101.DEF XBRL 101.DEF XBRL 101.PRE XBRL	Instance Document * Taxonomy Extension Schema * Taxonomy Extension Calculation * Taxonomy Extension Definition * Taxonomy Extension Label * Taxonomy Extension Presentation *

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

IMMUCOR, INC.

By:	/s/ Joshua H. Levine
Joshua H. Levine, President and Chief Executive Officer
(Principal Executive Officer)
July 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joshua H. Levine
Joshua H. Levine, President and Chief Executive Officer
(Principal Executive Officer)
July 20, 2011

By:	/s/ Richard A. Flynt
Richard A. Flynt, Executive Vice President - Chief Financial Officer
(Principal Executive Officer)
July 20, 2011

By:	/s/ James Clouser
James Clouser
Director
July 20, 2011

By:	/s/ Paul Holland
Paul Holland
Director
July 20, 2011

By:	/s/ Ronny Lancaster
Ronny Lancaster
Director
July 20, 2011

By:	/s/ Paul Mintz
Paul Mintz
Director
July 20, 2011

By:	/s/ G. Mason Morfit
G. Mason Morfit
Director
July 20, 2011

By:	/s/ Chris Perkins
Chris Perkins
Director
July 20, 2011

By:	/s/ Joseph E. Rosen
Joseph E. Rosen
Director
July 20, 2011

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document *
XBRL Taxonomy Extension Schema *
XBRL Taxonomy Extension Calculation *
XBRL Taxonomy Extension Definition *
XBRL Taxonomy Extension Label *
XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.