Form 10-K/A
period 2011-05-31
IMMUCOR INC
filed 2011-08-16
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on July 20, 2011 (the “Original Report”), solely to amend and restate Items 10, 11, 12, 13 and 14 of Part III of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

In this Amended Report, the words “we,” “us,” “our,” “Immucor” the “registrant” and the “Company” collectively refer to Immucor, Inc., a Georgia corporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names, ages and biographical information of the current directors.

Name of Director	Age	Position and Biographical information
James F. Clouser	60
James F. Clouser, a director of the Company since 2008, served from 1988 to 1999 as President, CEO and a board member of SteriGenics International, a global leader in medical device sterilization services, where he led the initial public offering of SteriGenics shares.  He has also served as President, COO or CFO of several public and private healthcare and technology companies, including Ion Beam Applications, S.A., Attain Inc. and Diasonics Inc.  Mr. Clouser holds an MBA in Finance from Wayne State University, Detroit, MI and a Masters of Accounting from Rochester Institute of Technology, Rochester, NY.  He is a member of the American Institute of Certified Public Accountants.  The Board believes that Mr. Clouser’s combination of financial, operational and leadership experience in the healthcare and medical technology industries enables him to make valuable contributions to the Board and to the Company, especially in the areas of financial and risk management, business development and strategic planning.

Joshua H. Levine	52
Mr. Levine serves as President and Chief Executive Officer and joined the Company in June 2011.  From 2004 to 2009, Mr. Levine was the President and Chief Executive Officer of Mentor Corporation, a New York Stock Exchange listed medical device manufacturer in the aesthetic medicine industry.  Mr. Levine was also a member of Mentor’s board of directors from 2004 to 2009.  Mr. Levine led the transformation of Mentor Corporation into a pure play aesthetic medicine company and a global leader in its market. Acquired by Johnson and Johnson in 2009, Mentor had more than 1,200 employees worldwide and approximately $375 million in annual revenue.   Mr. Levine served as the Worldwide President of Mentor Worldwide, LLC during Mentor’s integration into Johnson & Johnson in 2009 and 2010.  Mr. Levine’s tenure with Mentor spanned 14 years. He previously held various executive positions at Mentor, including Chief Operating Officer. Previously, Mr. Levine served with Kinetic Concepts, Inc., American Hospital Supply Corporation and Baxter International. Mr. Levine graduated from the University of Arizona.

Dr. Paul V. Holland	74
Dr. Paul V. Holland, a director of the Company since 2008, has served as the Scientific Director of Delta Blood Bank in Stockton, California since 2004 and as the Medical Director of PacifiCord, a division of Healthbanks Biotech USA Inc., since 2008.  He has been involved in blood banking and transfusion medicine for over 40 years including service as Chief of the Blood Bank Department of the Clinical Center of the National Institutes of Health from 1974 to 1983, Medical Director and CEO of the Sacramento Medical Foundation Blood Center, currently doing business as BloodSource, from 1983 to 2004, a Clinical Professor of Medicine in the Division of Hematology/Oncology at UC Davis Medical Center from 1984 to the present, and as a Clinical Professor of Pathology in the Department of Pathology at UC Davis Medical Center from 2004 to the present.  Dr. Holland has also advised biotech companies, U.S and foreign governments, agencies and non-governmental organizations, including the World Health Organization. He has also served as President of the International Society of Blood Transfusion and as a member of the nominating committee for the Nobel Prize in Medicine and Physiology.  Dr. Holland therefore brings to the Board a significant and broad knowledge of the blood banking and transfusion medicine fields and his scientific and medical expertise are a key part of the Board’s continuing understanding of the Company’s technology and industry.

Ronny B. Lancaster	59
Ronny B. Lancaster, a director of the Company since 2008, has served as Senior Vice President of Federal Government Relations since 2005 for Assurant, Inc. (NYSE: AIZ), a Fortune 500 company providing specialized insurance products.  He previously served as Senior Vice President and Chief Operating Officer of Morehouse School of Medicine in Atlanta, and Executive Assistant to the Secretary and Principal Deputy Assistant Secretary for Planning and Evaluation of the U.S. Department of Health and Human Services.  Mr. Lancaster earned a B.A. in Economics from the Catholic University of America, an MBA from the Wharton School of the University of Pennsylvania, and a J.D. from Georgetown University Law Center.  He currently sits on the board of directors of OraSure Technologies, Inc. (Nasdaq: OSUR), an oral fluid diagnostic company, and on the Medical Advisory Board of Henry Schein, Inc., a distributor of healthcare products and services.  Mr. Lancaster’s leadership experience in other organizations and his familiarity with the healthcare industry and healthcare policy make him a valuable member of the Board.

Dr. Paul D. Mintz	62
Paul D. Mintz, M.D., a director of the Company since 2010, served on the faculty at the University of Virginia School of Medicine for more than 31 years principally as a tenured Professor of Pathology and Medicine.  He also served as director of the University of Virginia Health System’s Clinical Laboratories and Transfusion Medicine Services as well as Chief of the Department of Pathology’s Division of Clinical Pathology.  Dr. Mintz was also a co-medical director of Virginia Blood Services for several years.  Dr. Mintz has served throughout his career and continues to serve on numerous national and regional boards and committees for such agencies and organizations as the Centers for Medicare and Medicaid Services, the National Blood Foundation and the AABB (formerly the American Association of Blood Banks). He is a past president of AABB and served for several years on its FDA Advisory Committee, including as past chair.  Currently,  Dr. Mintz is an advisor to the data coordinating center for the National Heart, Lung, and Blood Institute’s multi-site, multi year Recipient Epidemiology and Donor Evaluation Study.  He is also Section Editor of Transfusion Medicine for the AMERICAN JOURNAL OF CLINICAL PATHOLOGY.  Dr. Mintz has published and presented  more than 300 scientific and technical reports relating to blood banking and transfusion medicine.  He is the sole editor of all three editions of a principal text in transfusion medicine.  Dr. Mintz is currently the chair of Immucor’s Scientific Advisory Board, which provides scientific expertise and strategic counsel on a variety of scientific, clinical, and technical issues.  Dr. Mintz’s extensive experience in blood banking and transfusion medicine and familiarity with Immucor make him a valuable addition to Immucor’s Board.

G. Mason Morfit	35
G. Mason Morfit, a director of the Company since 2010, is a partner with ValueAct Capital, an investment management firm with $6.54 billion in assets under management. ValueAct Capital is currently Immucor’s largest shareholder. Prior to joining ValueAct Capital in 2001, Mr. Morfit worked in equity research for Credit Suisse First Boston. Mr. Morfit is a director of Valeant Pharmaceuticals International (NYSE: VRX) and a former director of Advanced Medical Optics, Solexa, Inc. and MSD Performance, Inc. He has a B.A. from Princeton University and is a CFA charterholder.  Mr. Morfit’s business experience and his strong alignment with shareholder interests make him an important part of the Board’s leadership and decision-making process.

Chris E. Perkins	48
Chris E. Perkins, a director of the Company since 2008, was until December 2010 an executive with Allscripts Healthcare Solutions, Inc. (Nasdaq: MDRX), a healthcare information technology provider of clinical, financial analytics and connectivity solutions to healthcare organizations.  Mr. Perkins worked on the post-merger integration of Allscripts and Eclipsys Corporation, which was completed in August 2010.  At the time of the merger, Mr. Perkins was Executive Vice President and Chief Financial Officer of Eclipsys, a provider of advanced integrated clinical, revenue cycle and performance management software, clinical content and professional services to healthcare organizations.  Previously, from 2001 to 2007, he served as the Chief Financial Officer and then Executive Vice President and Chief Operating Officer of Per-Se Technologies, a systems technology and outsource service provider to the healthcare industry that was acquired by McKesson Corporation.  He also served as Executive Vice President and Chief Operating Officer of Emageon Inc., a healthcare technology company, from December 2007 until he resigned in July 2008.  With nearly 20 years experience in senior financial and operating management positions in several publicly traded companies as well as seven years experience as a CPA in public accounting, Mr. Perkins’ background makes him well-suited to serve on the Board and participate in the oversight of the Company’s financial and risk management processes.

Joseph E. Rosen	67
Joseph E. Rosen has been a director of the Company since its founding in 1982, except for a three-year hiatus from 1995 to 1998, and has served as Chairman of the Board of Directors since September 2006. Since 2002, he has served as Director – Business Development and Planning for BioLife Plasma Services, a part of Baxter International. Previously, Mr. Rosen had been employed in various capacities, including CFO, at Sera-Tec Biologicals since its inception in 1969, ultimately serving as its CEO from 1986 until 2001. Mr. Rosen is currently serving on the board of the PPTA Source, the plasma collection industry trade group, and has been a member of the board of directors of several public and private health care companies. He has over 40 years of experience in the blood banking industry and he has been a director of the Company for over 25 years.  This industry background, together with his extensive familiarity with the Company, its products and its development gives Mr. Rosen a unique viewpoint to lead the Board.

Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the Board and through committees established in accordance with the Company’s Bylaws.  The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Governance Committee.

 Audit Committee - The Audit Committee is responsible for reviewing the Company’s financial statements with management and the independent registered public accounting firm prior to the publication of such statements, the selection and oversight of the Company’s independent registered public accounting firm, the oversight of the Company’s internal auditors, the oversight of the Company’s internal control over financial reporting and the oversight of financial risks. The Audit Committee has authority, without further approval from the Board, to retain and terminate, as it deems appropriate, consultants or advisors to assist the Committee and has sole authority to approve the fees of such consultants and advisors.

Messrs. Clouser, Perkins and Rosen are the current members of the Company’s Audit Committee. The Board has determined that each of Messrs. Clouser, Perkins and Rosen is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of SEC Regulation S-K. Each Audit Committee member during the time he has served on the Audit Committee, including the fiscal year ended May 31, 2011 and since then was “independent” as defined by the Nasdaq Stock Market rules applicable to audit committee members.  The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Board of Directors. The Audit Committee Charter is available on the Company’s website at www.immucor.com.  The Audit Committee met seven times in the fiscal year ended May 31, 2011.

Compensation Committee - The Compensation Committee has responsibility over matters relating to compensation of executives, including cash incentive and other benefit plans, and non-employee directors of the Company, including reviewing the performance of management in achieving the Company’s goals and objectives, and for setting the annual compensation of the Company’s executive officers. The Compensation Committee also has responsibility over matters relating to the Company’s equity incentive plans, including the authority to grant stock options and other equity incentive awards to employees, directors and any other eligible individuals from time to time and to administer the Company’s various equity incentive plans. The Committee has authority, without further approval from the Board, to retain and terminate, as it deems appropriate, compensation consultants or advisors to assist in the Committee’s evaluation of compensation issues, and has sole authority to approve such consultants’ fees and retention arrangements.

Messrs. Clouser, Lancaster, Morfit and Rosen and Drs. Holland and Mintz, are the current members of the Compensation Committee.  Each member who served on the Compensation Committee during the fiscal year ended May 31, 2011 and since then, during the time he served on the Compensation Committee, was “independent” as defined by the Nasdaq Stock Market rules applicable to compensation committee members. The Compensation Committee Charter is available on the Company’s website at www.immucor.com.  The Compensation Committee met eight times in the fiscal year ended May 31, 2011.

Governance Committee - The Governance Committee is responsible for recommending to the full Board of Directors candidates for appointment to the Board, reviewing periodically the composition and structure of the Board and its committees, monitoring Board effectiveness, and for developing and overseeing the Company’s corporate governance guidelines. The Governance Committee will consider nominees proposed by shareholders.  The Committee has not identified any specific, minimum qualifications or skills that it believes must be met by a nominee for director.  It is the intent of the Committee to review from time to time the appropriate skills and characteristics of directors in the context of the current make-up of the Board and the requirements and needs of the Company at a given time.

Messrs. Lancaster, Morfit and Perkins and Drs. Holland and Mintz are the current members of the Governance Committee. Each Governance Committee member during the time he served on the Governance Committee, including the fiscal year ended May 31, 2011 and since then, was “independent” as defined by the Nasdaq Stock Market rules applicable to nominating committee members. The Governance Committee Charter is available on the Company’s website at www.immucor.com.  The Governance Committee met four times during the fiscal year ended May 31, 2011.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct that applies to all our employees, including our executive officers. A copy of the Code of Conduct is available on the Company’s website at www.immucor.com. Any amendments to or waivers of the Code of Conduct will be promptly posted on the Company’s website or in a report on Form 8-K, as required by applicable laws.

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
Joshua H. Levine	52	Mr. Levine has served as President and Chief Executive Officer since June 10, 2011. Please see biography above under “Board of Directors.”	2011
Richard A. Flynt	52
Mr. Flynt serves as Executive Vice President, Chief Financial Officer and joined the Company in December 2007.  Mr. Flynt is a Certified Public Accountant with more than 25 years of financial management experience.  He has most recently served as Vice President – Finance with McKesson Corporation in Alpharetta, Georgia.  From July 2004 through January 2007, he was Senior Vice President – Corporate Controller & Chief Accounting Officer with Per-Se Technologies, Inc., which was acquired by McKesson Corporation in January 2007.  From 1997 through 2004, he served in a variety of senior financial management positions with GNB Technologies, Inc., Exide Technologies, Inc. and GTS Energy.  Prior to that, he had 15 years of public accounting experience with Ernst & Young LLP. Mr. Flynt earned a BBA and Masters of Accounting from the University of Georgia.

			2007
Philip H. Moïse	61	Mr. Moïse serves as Executive Vice President, General Counsel and Secretary and joined the Company in April 2007. Before joining the Company, Mr. Moïse was in the private practice of law, most recently as a partner and Co-Chair of Life Sciences at Sutherland Asbill & Brennan LLP in Atlanta. During a 30-year career in private practice, he represented over 35 public and private companies in the life sciences and medical products industries, and he had represented the Company for more than 20 years. Mr. Moïse graduated with honors from The Citadel and Duke University School of Law.	2007

Legal Proceedings

Dr. Gioacchino De Chirico served as our President from July 2003 through June 2011 and as our Chief Executive Officer from September 2006 through June 2011.  Dr. De Chirico retired as a director and as President and Chief Executive Officer effective June 10, 2011.  In connection with Dr. De Chirico’s retirement, and to assist in the transition, Dr. De Chirico agreed to remain our employee for one year.

Dr. De Chirico also served as our Chief Executive Officer from April to October 2004 but relinquished that position pending the board of directors’ review of payments made by our Italian subsidiary during his tenure as President of that subsidiary.  In October 2004 a prosecutor in Milan, Italy alleged that our Italian subsidiary had made an improper €13,500 payment to an Italian physician for the purpose of securing business from the physician’s hospital.  In 2005, based on its independent investigation, the Audit Committee of our board of directors concluded that the €13,500 payment was for services rendered by the physician at a medical conference.

The case in Milan was brought against the subsidiary and Dr. De Chirico.  In 2007, the Company settled all charges against the subsidiary and the subsidiary has not been subject to any continuing proceedings, fines or penalties related to that investigation.  However, Dr. De Chirico, as an individual, chose not to settle, and his case proceeded to trial.  In April 2008 the tribunal in Milan rendered a guilty verdict at the first level, the verdict was confirmed at the second level in March 2010, and in June 2011 Dr. De Chirico’s attorney was told that his appeal had been denied at the third level.  However, under Italian law all penalties imposed under the verdict were immediately negated at the first level and cannot be reinstated.   Dr. De Chirico is now considering whether to seek a further appeal, but neither the past decisions nor the results of any further appeal will have any impact on the company.

In 2005 the SEC opened an investigation related to the Italian case.  In 2007, Dr. De Chirico and we settled the SEC investigation, requiring Dr. De Chirico to pay a $30,000 civil penalty, without admitting any wrongdoing.  We have not been subject to any continuing proceedings, fines or penalties related to the SEC investigation.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, each executive officer, director and beneficial owner of 10% or more of our common stock is required to file certain forms with the SEC. A report of beneficial ownership of our common stock on Form 3 is due at the time such person becomes subject to the reporting requirement, and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. Based solely on a review of the copies of the forms furnished to us, we believe that, during the fiscal year ended May 31, 2011, all forms required to be filed by reporting persons were filed on a timely basis, except that the Form 4s in connection with the annual group grant of stock options and restricted shares in June 2010 were filed late for Drs. De Chirico, Holland and Mintz and Messrs. Crouse, Clouser, Flynt, Lancaster, Moïse, Morfit, Perkins and Rosen due to an administrative error.

Item 11.  Executive Compensation

 Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2011 fiscal year.  It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.”

The Named Executive Officers for fiscal 2011 are:

●	Dr. Gioacchino De Chirico, President and Chief Executive Officer for fiscal 2011 and until his retirement in June 2011;

●	Richard A. Flynt, Executive Vice President and Chief Financial Officer;

●	Philip H. Moïse Executive Vice President, General Counsel and Secretary; and

●	Geoffrey S. Crouse, Executive Vice President and Chief Operating Officer until his resignation in April 2011.

In connection with Dr. De Chirico’s retirement in June 2011, Joshua H. Levine was appointed as our President and Chief Executive Officer effective June 10, 2011.  References to the Chief Executive Officer in this Compensation Discussion and Analysis are to Dr. De Chirico, who served in that capacity for all of fiscal 2011.  Mr. Levine is not a Named Executive Officer for purposes of this Compensation Discussion and Analysis because he was not serving during fiscal year 2011.

Overview

Our Compensation Committee, which is comprised solely of independent directors, has responsibility over matters relating to compensation of executives, including cash incentive and other benefit plans, and non-employee directors of the Company, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Committee also has responsibility over matters relating to the Company’s equity incentive plans, including the sole authority to grant stock options and other equity incentive awards to employees, directors and any other eligible individuals from time to time and to administer the Company’s various equity incentive plans.

Cash bonuses that have been paid to executive officers at the end of each fiscal year have been conditioned on the achievement of certain net income targets and on company objectives.  Under the terms of the bonus plans approved at the beginning of each fiscal year, the Compensation Committee has had authority to adjust the net income target to account for non-recurring expenses not anticipated at the time the plan was approved. Long-term equity incentives (stock options and restricted stock) are awarded at the beginning of each fiscal year based on the salary and position of the recipient, and are influenced by the recipient’s performance.

Outside consultants have assisted the Committee in establishing the overall compensation philosophy. Our consultants have also provided market compensation information which the Committee has used, together with other available information, to set compensation it determined to be in line with the current market rates and compensation paid by our peers. For fiscal year 2011, the compensation consultants retained independently by the Compensation Committee were Towers Watson.  The consultant did not perform any other services for the Company.

The Committee has also sought input from management, and the Chief Executive Officer has periodically met with Committee members to evaluate performance of other executive officers and recommend their compensation. However, no executive officer, including the Chief Executive Officer, has participated directly in any Committee meetings relating to his or her compensation, other than to provide information requested by the Committee, and the Chief Executive Officer has not been present during any deliberations concerning his compensation. The significant aspects of management’s role have been recommending performance targets and objectives, evaluating employee performance and recommending base salary increases. The Committee is not authorized under its Charter to delegate its authority to others in determining or recommending compensation for executive officers or directors.

Our Compensation Philosophy

Primary Objectives

The primary objectives of our executive compensation program are to support the achievement of our financial and strategic goals by attracting and retaining executives performing at the highest levels of our industry, and to reward the achievement of goals we believe drive shareholder value.  To achieve these objectives, we intend that our executive compensation programs:

●	Include performance measures that recognize overall company performance as well as individual performance;
●
Include plans that are competitive externally but flexible enough to deliver rewards based on an executive’s ability to influence our financial and organizational performance and to influence individual performances;

●	Reflect that outstanding company performance should be accompanied by outstanding rewards, and performance below expectations should result in lesser rewards or no rewards;
●	Reflect that outstanding individual performance should be accompanied by outstanding rewards within limits of company performance;
●	Provide flexibility and discretion in applying the compensation principles to appropriately reflect individual circumstances as well as changing business conditions and priorities; and
●	Include a mix of compensation that balances rewards for achievement of our short- and long-term financial goals and rewards linked to the performance of our stock.

External Benchmarks

 In setting compensation for executive officers, we considered how medical diagnostics and other related companies in our industry compensate their executives. We refer to these companies as “peer companies” and consider how they compensate executives in positions comparable to our executive positions, that is, positions with similar duties, responsibilities, complexity and scope.  The peer companies the Compensation Committee used for fiscal 2011 to compare compensation levels were:

Affymetrix Inc.	Myriad Genetics Inc.
Align Technology, Inc.	Orthofix, International N.V.
American Medical Systems Holdings, Inc.	Quidel Corp.
Gen-Probe Inc.	Steris Corp.
Haemonetics Corp.	Teleflex Incorporated
Hill-Rom Holdings, Inc.	Thoratec Corp.
ICU Medical Inc.	Zoll Medical Corp.

Certain positions are not specific to our industry.  For those positions, our Compensation Committee also used compensation surveys conducted by national human resources consulting firms containing information about a broader group of companies in other industries, including public companies of comparable size to us. These compensation surveys, together with the peer group information, were used to consider compensation for all executives, including our Named Executive Officers.

Overall compensation opportunities have been based on typical competitive market practices. However, while we consider levels of compensation at our peer companies to be an important measure, we expect that the application of other important factors will result in compensation being above peer-company medians for some executive officers and below peer-company medians for other executive officers, and this could vary from year to year.  Actual executive compensation should reflect our overall performance so that in years of strong company performance executives earn higher levels of compensation, and in years of weaker company performance executives should earn lower levels of compensation.

Total Compensation

Our primary compensation program includes the following elements:

●	Base salary,
●	Annual cash incentives (bonuses), and
●	Stock-based long-term incentives.

Total compensation for our executive officers is weighted more heavily towards incentive-based remuneration, including equity-based compensation, because we believe such compensation has the greatest ability to influence our overall results. The mix of compensation elements is adjusted from time to time to best support our immediate and longer-term objectives.

Base Salary

The purpose of base salary is to provide a competitive level of fixed compensation to help attract and retain the executives we need to achieve our financial and strategic goals. Base salaries have been generally established at a level designed to be competitive with base salaries for comparable positions among our peer companies, and have been adjusted where appropriate to reflect the qualifications and contribution level of the individual executive. Outstanding individual performance or significant experience may warrant a higher base salary for a particular executive as compared to those in comparable positions among our peer companies.  Each executive officer’s base salary has been reviewed on an annual basis and adjusted as appropriate to reflect individual performance and/or changes in the marketplace.

Annual Cash Incentives (Bonuses)

The purpose of our annual cash bonus plan is to motivate and reward executives for achieving our shorter-term financial goals and strategic goals, and to provide competitive total compensation opportunities.  Each executive’s annual bonus opportunity has been designed with reference to the bonus opportunities of comparable positions at our peer companies, while also balancing the cost implications to us.

In April 2010, the Compensation Committee approved the FY 2011 Bonus Plan and Long-Term Incentive Plan for Executive Officers (the bonus portion of the Plan is referred to as the “2011 Bonus Plan” and the long-term incentive portion of the Plan is referred to as the “2011 Stock Incentive Plan”).

Under the terms of the 2011 Bonus Plan, the Company’s executive officers were eligible for bonuses based on three components, weighted equally:

●	Net Income Component: actual net income compared to fiscal 2011 target net income;

●	Corporate Goals Component: the achievement of corporate goals established by the Compensation Committee for fiscal 2011; and

●	Individual Goals Component: the achievement of individual performance objectives for fiscal 2011.

Our Compensation Committee retains the ability to provide for bonuses for outstanding individual performance even when targeted metrics for overall company performance are not achieved. Annual bonuses can increase if we exceed targeted net income.

Stock-Based Long-Term Incentives

The purposes of our long-term incentive program are to motivate executives to drive shareholder value by better aligning their interests with those of shareholders, and to provide competitive total compensation opportunities.  We deliver long-term incentives through equity compensation plans because we believe equity ownership most clearly aligns the interests of our executives with those of our shareholders. Long-term incentives represent a comparably larger portion of the total compensation package for executives we believe are in a position to most directly influence our longer-term success.  Long-term incentive grants have been designed to be competitive with typical market practices among our peer companies and other comparable companies, taking into consideration individual performance, internal fairness and the overall cost of the program to the Company. Our Compensation Committee has generally favored an emphasis on the use of long-term equity incentive awards to motivate members of the Company’s senior management team, including the Chief Executive Officer and other Named Executive Officers. The ultimate value of the equity awarded will depend on the long-term performance of our stock.

Long-term incentive awards are made under our 2005 Long-Term Incentive Plan.  Under the plan, the Compensation Committee has the discretion to award many kinds of long-term incentives including stock options, restricted stock, SARs, deferred stock, and stock-based and cash-based long-term performance awards.  As of the end of fiscal 2011, only stock options and restricted stock had been awarded under that plan. Stock options are granted at the closing market price on the date of grant and will increase in value only if the Company’s stock price increases. In addition, all stock option grants require various minimum periods of employment beyond the date of the grant in order to exercise the option, and restricted stock awards require various minimum periods of employment in order for the recipient to gain unrestricted ownership of the shares awarded.

Benefits

Our executives receive benefits consistent with our general employee population. These benefits, as for all employees, will help executives and their families protect themselves against financial risks associated with illness, disability, death and retirement through a combination of personal savings, company contributions and company-sponsored benefit plans. During fiscal 2011, our executive officers also received car allowances as disclosed in the Compensation Summary Table under the Executive Compensation section, and all officers are entitled to be reimbursed for a portion of the premiums on personal life insurance policies.  The Compensation Committee eliminated executive car allowances for fiscal 2012.

Elements of Compensation for Fiscal 2011

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal 2011.

Base Salary

The base salaries paid to our Named Executive Officers for fiscal 2011 were governed by the terms of their employment agreements with us, each of which has been approved by our Compensation Committee.  These employment agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise. Our Compensation Committee reviews base salaries of our executive officers annually and employment agreements are amended for any increases granted.

In August 2010, our Compensation Committee approved merit increases in the base salaries of Dr. De Chirico and Messrs. Flynt and Moïse.   Mr. Crouse’s base salary for fiscal 2011 was determined pursuant to the terms of his employment agreement with us dated August 1, 2010.  The table below shows the base salary for each Named Executive Officer for fiscal 2011.

Gioacchino De Chirico	President and Chief Executive Officer	$595,000
Richard A. Flynt	Executive VP, Chief Financial Officer	$365,000
Philip H. Moïse	Executive VP, General Counsel	$503,000
Geoffrey S. Crouse	Executive VP, Chief Operating Officer	$475,000

For fiscal 2011, the base salary of Mr. Moïse exceeded the median base salary of our peer companies and Mr. Crouse’s base salary exceeded the median base salary disclosed in salary surveys, while each of Dr. De Chirico’s and Mr. Flynt’s base salary fell below median levels for our peer companies.

Annual Cash Incentives --- 2011 Bonus Plan

Bonuses under the 2011 Bonus Plan, in which our Named Executive Officers participated, were based on the Company achieving specified goals for net income, product quality and new product introduction established by the Compensation Committee, and on achievement of individual performance objectives established for each participant at the beginning of the Company’s fiscal year.  The 2011 Bonus Plan components were designed to support the Company’s long-term strategic goals and achievement of all bonus plan elements required successful execution throughout the organization.

The Company’s executive officers were eligible for bonuses based on three components, weighted equally:

●	Net Income Component: actual net income compared to fiscal 2011 target net income (“Target Net Income”);

●	Corporate Goals Component: the achievement of corporate goals established by the Compensation Committee for fiscal 2011; and

●	Individual Goals Component: the achievement of individual performance objectives for fiscal 2011.

The table below shows the maximum bonus awards that could be earned by executive officers if actual net income is 100% or more of Target Net Income.  Executive officers can earn bonus awards on a prorated basis if actual net income is between 90% and 100% of Target Net Income.  No awards are paid if actual net income is less than 90% of Target Net Income.  The amount an individual actually earns will depend on the extent to which the goals for each bonus component are met.

Maximum Bonus Award (% of Base Compensation)*	100% of Target Net Income	105% of Target Net Income	110% of Target Net Income or Above
CEO	45%	67.5%	90%
Other Executive Officers	30%	45%	60%

*	Maximum bonus awards will be prorated for in-between percentage of net income.

For fiscal 2011, Target Net Income was $91.4 million.   Our actual net income for fiscal 2011 was $89.3 million.  The Compensation Committee approved an adjustment to exclude expenses related to severance (net of tax) from net income.  Net income as adjusted was $91.2 million, and we therefore achieved approximately 100% of Target Net Income.  The Compensation Committee determined that the corporate component was 92% achieved for fiscal 2011.  For the individual goals component, the Compensation Committee determined that each of the Named Executive Officers achieved 100% of their respective individual goals for the year.  In August 2011, Dr. De Chirico and Messrs. Flynt and Moïse received the bonuses listed below under the Company’s 2011 Bonus Plan.  Mr. Crouse did not receive a bonus because he was not employed by the Company at the time of payment.

Gioacchino De Chirico	$260,461
Richard A. Flynt	$106,519
Philip H. Moïse	$146,792

Stock-Based Long-Term Incentives --- 2011 Stock Incentive Plan

In April 2010, the Compensation Committee approved criteria for the issuance of equity-based awards for fiscal year 2011 and awarded stock options and restricted stock to our executive officers under our 2005 Long-Term Incentive Plan.  The target value of awards for fiscal 2011 to the Named Executive Officers is as follows:

Chief Executive Officer	150% of base compensation
Other Named Executive Officers	100% of base compensation

For the Chief Executive Officer, 35% of the target value was granted in stock options (based on their grant date value estimated using the Black-Scholes option pricing model) and 65% of the target value was granted in restricted stock (based on the market price of the Company’s stock on the date of grant).  For the other Named Executive Officers, 25% of the target value was granted in stock options (based on their grant date value estimated using the Black-Scholes option pricing model) and 75% of the target value was granted in restricted stock (based on the market price of the Company’s stock on the date of grant).

In deciding on the number and kind of long-term incentive awards, the Compensation Committee considered the financial performance of the Company, such as increases in net income and operating income, as well as competitive market data on the amount and kind of long-term incentive grants made to executives at peer companies and other comparable companies. The Committee also sought input from management and from independent consultants retained by the Committee. The Compensation Committee then determined the number and kind of awards to be granted to executive officers occupying certain positions. A larger award, on a percentage basis, was made to the Chief Executive Officer because the Compensation Committee determined that he would have the most significant impact on the financial success of the Company for the time periods during which the awards would vest.

Special Equity Grant to Mr. Crouse

On July 16, 2010, Mr. Crouse was granted 100,000 stock options upon his promotion to Executive Vice President and Chief Operating Officer.  The options were granted under our 2005 Long-Term Incentive Plan.

Specific details about the equity grants to the Named Executive Officers of the Company for fiscal 2011 are included in the “Executive Compensation” section of this report.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code prohibits us from deducting, for federal income tax purposes, certain compensation in excess of $1 million per year paid to certain persons named in the Summary Compensation Table unless the compensation meets particular criteria. One criterion is that the compensation be paid only upon the achievement of objective, pre-established performance goals and in accordance with certain procedural requirements. For fiscal year 2011, the Committee and management believe that Section 162(m) of the Internal Revenue Code does not impact the deductibility of executive compensation.

Report of the Compensation Committee

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report for filing with the SEC.

Submitted by the Compensation Committee of the Board:

James F. Clouser
Paul V. Holland
Ronny B. Lancaster
Paul D. Mintz
G. Mason Morfit
Joseph E. Rosen

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended May 31, 2011 were Messrs. Clouser, Lancaster, Morfit and Rosen and Drs. Holland and Mintz.

During the fiscal year ended May 31, 2011, no executive officer of the Company served either as:  (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee (or other Board Committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of the Company; (2) a director of another entity, one of whose executive officers served on the Compensation Committee (or other Board Committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of the Company; or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Executive Compensation

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the 2011 fiscal year.  Subsequent to the end of fiscal 2011, effective June 10, 2011, Mr. Levine became our President and Chief Executive Officer.  In connection with Dr. De Chirico’s retirement as our President and Chief Executive Officer, and to assist in the transition, Dr. De Chirico agreed to remain our employee for one year.  In addition, Mr. Crouse resigned effective April 14, 2011.

Fiscal 2011 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)
Dr. Gioacchino De Chirico (4)	2011	595,776	562,877	302,813	260,461	65,629	1,787,556
Past President and	2010	571,304	565,841	294,823	50,624	66,194	1,548,786
Chief Executive Officer	2009	571,828	394,220	730,666	294,687	44,419	2,035,820

Richard A. Flynt	2011	363,008	256,016	85,265	106,519	33,221	844,029
Executive Vice President	2010	339,546	200,298	64,605	34,283	21,608	660,340
Chief Financial Officer	2009	292,662	121,292	224,815	106,575	23,167	768,511

Philip H. Moïse	2011	501,134	367,465	122,381	146,792	32,913	1,170,685
Executive Vice President	2010	488,973	322,238	103,935	49,207	21,962	986,314
General Counsel	2009	472,115	194,944	361,321	171,463	19,441	1,219,284

Geoffrey S. Crouse (5)	2011	476,442	338,853	819,358	―	1,116,784	2,751,437
Former Executive Vice President	2010	372,034	168,500	334,022	37,812	229,868	1,142,236
Chief Operating Officer	2009	―	―	―	―	―	―

(1)
The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2011 are included in Note 12, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 20, 2011. These referenced sections are deemed part of the disclosure required under Item 402 of SEC Regulation S-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(2)
We paid bonuses for fiscal 2011 at the beginning of fiscal 2012 based on the achievement of approximately 100% of the fiscal 2011 Target Net Income, and corporate and individual goals established under the Company’s 2011 Bonus Plan at the end of fiscal 2010.  The 2011 Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(3)	All Other Compensation consisted of the following:

Name	Auto Allowance	Financial Planning/Legal Fees	Insurance Premiums	Company Contributions to Retirement and 401(k) Plans	Severance Payments/ Accruals	Total
	($)	($)	($)	($)	($)	($)
Dr. Gioacchino De Chirico	12,012	―	43,786	9,831	―	65,629
Richard A. Flynt	12,015	―	11,022	10,184	―	33,221
Philip H. Moïse	11,922	―	13,191	7,800	―	32,913
Geoffrey S. Crouse	10,582	6,823	5,447	8,723	1,085,209	1,116,784

(4)
In August 2009, the Compensation Committee approved an increase in Dr. De Chirico’s base compensation, but he voluntarily declined the increase.  In addition, Dr. De Chirico was entitled to receive $337,687 under the 2009 Bonus Plan but voluntarily declined $43,000 of that amount, which was the portion related to the additional expenses incurred during fiscal 2009 related to the Company’s Quality Process Improvement Project.

(5)	Mr. Crouse joined the Company in August 2009. During fiscal 2011 he served as Executive Vice President, Chief Operating Officer until his resignation in April 2011.

Grants of Plan-Based Awards

Grants of stock-based awards for fiscal 2011 were made under the Company’s 2011 Stock Incentive Plan to executive officers, vice presidents, managers and supervisors generally based on the base compensation of the individual award recipient.   All awards were made under the Company’s 2005 Long-Term Incentive Plan, which was adopted by our Board of Directors and approved by our shareholders in 2005.

The 2005 Long-Term Incentive Plan replaced our preexisting stock option plans which have been frozen and remain in effect only to the extent of awards outstanding under these plans. Awards for up to 3,600,000 shares of our common stock may be granted under the 2005 Long-Term Incentive Plan. There is a restriction on the number of shares that may be used for awards other than stock options (1,800,000), but there is no restriction on the number of shares that may be used for grants of non-incentive stock options. Options are granted at the closing market price on the date of the grant. Option awards generally vest equally over a four-year period and have a six-year contractual term. Restricted stock awards generally vest equally over a five-year period.

The 2005 Long-Term Incentive Plan provides for accelerated vesting of option and restricted stock awards if there is a change in control of the Company as defined in the 2005 Long-Term Incentive Plan, which would include, among other things, an acquisition, merger, liquidation and dissolution, or certain changes in majority ownership or of a majority of the Company’s Board of Directors.

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2011.

Fiscal 2011 Grants Of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (2) (#)	All Other Option Awards: Number of Securities Underlying Options (2)(3) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Dr. Gioacchino De Chirico
Past President and	6/7/10					42,106	19.10	302,813
Former Chief Executive Officer	6/7/10				29,470			562,877
		―	267,750	535,500
Richard A. Flynt
Executive Vice President	6/7/10					11,856	19.10	85,265
Chief Financial Officer	6/7/10				13,404			256,016
		―	109,500	219,000
Philip H. Moïse
Executive Vice President	6/7/10					17,017	19.10	122,381
General Counsel	6/7/10				19,239			367,465
		―	150,900	301,800
Geoffrey S. Crouse
Former Executive Vice President	6/7/10					15,691	19.10	112,845
Chief Operating Officer	7/16/10					100,000	18.53	706,513
	6/7/10				17,741			338,853
		―	142,500	285,000

(1)
Actual payouts in August 2011 to the Named Executive Officers under the 2011 Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Compensation Discussion and Analysis section of this report explains in greater detail the methodology used for calculating bonuses.

(2)
On June 7, 2010 as part of the annual group award under the 2011 Stock Incentive Plan, the Compensation Committee granted options to purchase shares of common stock and restricted share awards to employees of the Company, including Named Executive Officers, pursuant to the 2005 Long-Term Incentive Plan. The options vest 25% at each anniversary of the grant date and have a term of six years, and restricted shares vest 20% at each anniversary of the grant date.

(3)	On July 16, 2010, Mr. Crouse was granted stock options upon his promotion to Executive Vice President and Chief Operating Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2011:

Fiscal 2011 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards (1)				Stock Awards (2)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Expiration	(#)	($)
Dr. Gioacchino De Chirico	28,368	―	17.51	6/6/2012
	42,249	14,084	29.23	6/8/2013
	35,193	35,194	26.90	6/5/2014
	11,810	35,431	16.25	6/4/2015
	―	42,106	19.10	6/7/2016
					72,866	1,525,085
Richard A. Flynt	11,250	3,750	33.24	12/10/2013
	10,828	10,829	26.90	6/5/2014
	2,588	7,764	16.25	6/4/2015
	―	11,856	19.10	6/7/2016
					25,971	543,573
Philip H. Moïse	15,000	―	30.00	4/1/2013
	21,937	7,313	29.23	6/8/2013
	17,403	17,404	26.90	6/5/2014
	4,163	12,491	16.25	6/4/2015
	―	17,017	19.10	6/7/2016
					41,972	878,474
Geoffrey S. Crouse (3)	50,000	―	16.85	8/3/2015
	15,691	―	19.10	6/7/2016
	100,000	―	18.53	7/16/2016

(1)
All option awards are non-qualified stock options. Options granted prior to June 1, 2006 expire ten years from the date of grant. Options issued on or after June 1, 2006 expire six years from the date of grant. The vesting schedule for the options granted prior to June 1, 2006 is 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date; the vesting schedule for the options granted on or after June 1, 2006 is 25% on each anniversary of the grant date. Restricted shares vest 20% at each anniversary of the date of grant.

(2)	The market value of outstanding stock awards is based on a per share value of $20.93, the closing market price of our stock on May 31, 2011.

(3)	Pursuant to the terms of Mr. Crouse’s employment agreement, all unvested stock options became exercisable on his resignation, and remain exercisable for their remaining terms.

Option Exercises and Stock Vested

The table below presents information concerning options exercised and restricted shares vested during the 2011 fiscal year for each of the Named Executive Officers.

Fiscal 2011 Option Exercises And Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Dr. Gioacchino De Chirico	-	-	14,214	273,061

Richard A. Flynt	-	-	3,367	65,050

Philip H. Moïse	-	-	6,675	128,155

Geoffrey S. Crouse (3)	-	-	27,741	581,163

(1)	The value realized equals the difference between the closing market price of our common stock on the date of exercise and the exercise price multiplied by the number of shares acquired on exercise.

(2)	The value realized equals the closing market price of our common stock on the vesting date multiplied by the number of shares acquired on vesting.

(3)	Pursuant to the terms of Mr. Crouse’s employment agreement, all restricted shares vested and all restrictions imposed on the restricted shares lapsed on his resignation.

Employment Agreements

We have written employment agreements with each of Messrs. Flynt and Moïse and Dr. De Chirico that provide for severance benefits in the event of termination without cause or by the employee for good reason in connection with a change in control.  We have also entered into an employment agreement with Mr. Levine in connection with his appointment as President and Chief Executive Officer effective June 10, 2011. Each of these agreements is described below.

We had a written employment agreement with Mr. Crouse that provided for certain compensation in connection with his resignation.  A description of the compensation he received in connection with his resignation is described in the section “Quantification of Potential Amounts Payable on Termination”.

Messrs. Levine, Flynt and Moïse

The employment agreements with each of Messrs. Levine, Flynt and Moïse provide that if the Company terminates the employee’s employment without cause or the employee terminates his employment for good reason (each, a “qualifying termination”), then the Company must pay the employee two times his “average annual compensation”, as defined in the agreement.  Average annual compensation is calculated as the employee’s current base salary plus the average of the bonuses paid to him over the last two fiscal years over which he was eligible to receive a bonus (or such lesser number of years as he was eligible to receive a bonus).  Upon a qualifying termination, severance will be paid in approximately equal monthly installments over the two years following a qualifying termination, except that if the qualifying termination occurs within two years after certain change in control events of the Company, the severance will be paid in a lump sum on the fifth day following a qualifying termination.

Each of the agreements provides that, if there is a qualifying termination, the employee will be entitled to (1) a lump sum payment of health insurance costs for 18 months payable on the 38th day following such qualifying termination, and (2) three additional months of vesting on equity-based awards and up to nine additional months to exercise vested stock options (if any).  Mr. Levine’s agreement also provides that he is entitled to an annual bonus for the year in which the qualifying termination occurs, pro-rated for the number of days he is employed by the Company in such year.  No release of claims is required to receive the payments, except in respect to qualifying terminations that occur prior to a change in control.  Each of the agreements provides that the Company will pay $30,000 to the employee for outplacement assistance on the fifth day following a qualifying termination after a change in control.

None of the employment agreements include a change in control excise tax gross-up.  Each of the agreements includes a “best net” provision, pursuant to which benefits will be reduced or “cut back” to the extent necessary to avoid an excise tax, if that would result in a better net after-tax benefit for the employee (taking into account the excise taxes the employee would pay on an unreduced benefit).

In consideration for the severance and benefits described above, Messrs. Levine, Flynt and Moïse are each subject to a two-year post-employment non-solicitation restriction and an 18-month post-employment non-competition restriction.

Dr. De Chirico

Dr. De Chirico’s employment agreement provides that in the event of a qualifying termination (other than in connection with a change in control), he is entitled to severance equal to his average annual compensation payable through June 10, 2012, payable in approximately equal bi-weekly installments.  In the event of a change in control and a qualifying termination prior to June 10, 2012, Dr. De Chirico is entitled to severance equal to two times his average annual compensation, which, in the case of certain change in control events, is payable in a single lump sum at the time of such termination.

In the event of a qualifying termination (whether or not following a change in control), Dr. De Chirico is also entitled to (i) a lump sum payment of health insurance costs for 18 months, payable on the date of such qualifying termination (rather than on June 10, 2012, the expiration date of his current agreement), and (ii) full vesting of outstanding equity-based awards, if any, on the date of such qualifying termination, and the right to exercise his stock options, if any, for their full remaining term.

The employment agreement does not include a change in control excise tax gross-up.  The agreement includes a “best net” provision, pursuant to which benefits will be reduced or “cut back” to the extent necessary to avoid an excise tax, if that would result in a better net after-tax benefit for Dr. De Chirico (taking into account the excise taxes the employee would pay on an unreduced benefit).

In consideration for the severance payable under his agreement, Dr. De Chirico is subject to two-year post-employment non-solicitation and non-competition restrictions; however, Dr. De Chirico has also entered into a consulting agreement with the Company that begins on June 10, 2012, under which he is also subject to non-solicitation and non-competition provisions.  The consulting agreement has a four year term under which he will be paid $200,000 per year.  The consulting agreement contains non-solicitation and non-competition provisions during the contract term.

Definitions of Change of Control, Cause and Good Reason

The agreements with Messrs. Flynt and Moïse and Dr. De Chirico define change of control as the occurrence of one of the following events:

●
Sale of the Company’s Assets.  The sale of all or substantially all of the Company’s assets to a single purchaser or group of associated purchasers, whether in a single transaction or a series of related transactions within a 12-month period.

●
Sale of the Company’s Shares.  The sale, exchange, or other disposition to a single purchaser or group of associated purchasers, in one transaction, or in a series of related transactions within a 12-month period, of 30% or more of the Company’s outstanding shares of capital stock.

●
Merger or Consolidation.  The merger or consolidation of the Company in a transaction or series of related transactions in which the Company’s shareholders receive or retain less than 50% of the outstanding voting shares of the new or surviving corporation.

The agreement with Mr. Levine defines “change in control” for purposes of his severance payments as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5).

Cause is defined in the agreements for Messrs. Levine, Flynt and Moïse as:

●	Employee’s material dishonesty in connection with his employment with the Company that causes harm to the Company;

●	Employee’s continuing refusal to perform reasonable duties assigned to him that are consistent with employee’s position (subject to certain notice and cure periods); or

●	Employee’s breach of any of the material terms of the agreement (subject to certain notice and cure periods).

In Dr. De Chirico’s agreement, cause is defined as employee’s dishonesty, employee’s continuing inability or refusal to perform reasonable duties assigned to him (unless such refusal occurs following the occurrence of a change of control), employee’s moral turpitude or employee’s breach of any material obligation to the Company under the agreement or any other agreement with the Company.

Good reason is defined in the agreements for Messrs. Flynt and Moïse as:

●
the assignment to employee of any duties or responsibilities materially inconsistent with the scope of the duties or responsibilities associated with his title or position, or any material adverse change of his title, position or status or the circumstances of his employment;

●
any action or inaction by the Company which would materially and adversely affect employee’s base compensation or participation in, or materially reduce his benefits under, the Company’s benefit plans (including, without limitation, equity benefits) as of the effective date of the agreement or as may be increased thereafter, other than actions or inactions that apply to all executive officers of the Company generally;

●	a breach by the Company of any of the material terms of the agreement;

●
the Company’s relocation of its headquarters to, or requiring the employee to move his primary work location to, a place more than 30 miles from the Company’s current headquarters location in Norcross, Georgia.

The definition of good reason under Mr. Levine’s agreement includes each of the provisions included in such definition under the agreements with Messrs. Flynt and Moïse but also includes any failure to nominate him to the board of directors for election by the shareholders (unless an applicable law, regulation or stock exchange rule prohibits him from serving as a director of the Company). In Dr. De Chirico’s agreement, good reason is defined as the failure to make any material payments due to him under the agreement or a relocation of the Company’s headquarters to, or a requirement that he move his primary work location to, a place more than 30 miles from his principal residence. Under each of the agreements, the definition of good reason is subject to specified notice and cure periods.

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would be made to each of the Named Executive Officers (other than Mr. Crouse) upon involuntary termination, a change of control, and death or permanent disability, based on each person’s base salary as of May 31, 2011 and cash bonus paid with respect to fiscal 2011.  The actual amounts to be paid out can only be determined at the time of such Named Executive Officer’s separation from the Company. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on May 31, 2011 (the last business day of our last completed fiscal year);

●	The price per share of our common stock on the date of termination is $20.93, the closing market price of our common stock on the Nasdaq Global Select Market on May 31, 2011.

The payments made to Mr. Crouse pursuant to his April 2011 resignation are described below the table.

Fiscal 2011 Potential Payments Upon Termination or Change in Control

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause ($)	Termination w/o Cause ($)	Death or Disability ($)
Dr. Gioacchino De Chirico	Severance	753,377	1,502,637	-
Past President and	Stock Options (1)	-	2,654,238	2,654,238
Chief Executive Officer	Restricted Stock (2)	-	1,525,085	1,525,085
	Outplacement	-	30,000	-

	TOTAL (3)	753,377	5,711,960	4,179,323

Richard A. Flynt	Severance	229,172	866,818	-
Executive Vice President	Stock Options (1)	-	715,785	715,785
Chief Financial Officer	Restricted Stock (2)	-	543,573	543,573
	Outplacement	-	30,000	-

	TOTAL (3)	229,172	2,156,176	1,259,358

Philip H. Moïse	Severance	-	1,198,267	-
Executive Vice President	Stock Options (1)	-	1,134,929	1,134,929
General Counsel	Restricted Stock (2)	-	878,474	878,474
	Outplacement	-	30,000	-

	TOTAL (3)	-	3,241,670	2,013,403

(1)	This value equals the difference between the closing market price of our common stock on May 31, 2011 and the exercise price, multiplied by the number of option shares subject to accelerated vesting.

(2)	This value is calculated based on the closing market price of our common stock on May 31, 2011.

(3)	The total excludes the annual cash incentive for fiscal 2011 paid in August 2011, which is already included as compensation earned in fiscal 2011 in the Summary Compensation Table.

Mr. Crouse’s Resignation

Mr. Crouse resigned effective April 14, 2011.  He was party to an amended and restated employment agreement with the Company dated as of August 1, 2010.  Pursuant to the agreement, in connection with his resignation, he will be compensated at a rate equal to his average annual compensation (that is, his base salary plus average bonus over the last two years) for the remainder of the agreement term (through May 31, 2013), receive the equivalent of health insurance costs for 18 months and receive outplacement assistance.  The aggregate amount of cash payments to be made to Mr. Crouse is $1,085,209.   Also pursuant to his employment agreement, all of Mr. Crouse’s unvested stock options vested upon his resignation and will remain exercisable for their remaining term, and all restricted shares vested and all restrictions imposed on the restricted shares lapsed.

Compensation of Directors

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2011. Directors who are employees of the Company receive no compensation for their services as directors.

Fiscal 2011 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) (4) ($)	Option Awards (2) (3) (4) ($)	Total ($)
Joseph Rosen	100,000	54,626	29,507	184,133
James Clouser	65,000	54,626	29,507	149,133
Paul Holland	55,000	54,626	29,507	139,133
Ronny Lancaster	60,000	54,626	29,507	144,133
Paul Mintz	58,167	54,626	29,507	142,300
G. Mason Morfit (5)	45,167	―	132,404	177,571
Chris Perkins	65,000	54,626	29,507	149,133

(1)
Non-employee directors receive an annual retainer of $25,000, $2,500 per meeting, and are reimbursed for all travel expenses to and from meetings of the Board. The Chairman of the Board is paid an additional $40,000 annual retainer, the Audit Committee Chair is paid an additional $15,000 annual retainer and the other Audit Committee members are each paid an additional $10,000 annual retainer, the Compensation Committee Chair and the Governance Committee Chair are each paid an additional $10,000 annual retainer, and the other members of these two Committees are each paid an additional $5,000 annual retainer.

(2)
On June 7, 2010, as part of the annual group award, the Compensation Committee granted restricted shares and options to purchase shares of common stock to non-employee directors pursuant to the 2005 Long-Term Incentive Plan. Restricted shares and options granted to non-employee directors fully vest on the first anniversary of the date of grant.

(3)
The Company provides each of the non-employee directors a grant of an option to purchase shares of the Company’s common stock upon their election or appointment as a director at the stock’s closing market price on the date of grant. On July 23, 2010, upon his appointment to the Board of Directors, stock options to purchase 21,200 shares at a price of $19.30 per share were granted to Mr. Morfit under the Company’s 2005 Long-Term Incentive Plan.  Each director may also receive other grants under the 2005 Long-Term Incentive Plan.

(4)
The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2011 are included in Note 12, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K with the SEC on July 20, 2011. These referenced sections are deemed part of the disclosure required under Item 402 of SEC Regulation S-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(5)	Mr. Morfit joined the Board in July 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares beneficially owned by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of July 18, 2011, and the beneficial ownership percentages are based on a total of 70,497,802 shares issued and outstanding on July 18, 2011, in each case except where indicated.

Name of Beneficial Owner (and address for those owning more than 5%)	Amount and Nature of Beneficial Ownership (1)		Percent of Class (%)
James F. Clouser	24,857	(2)	*
Geoffrey S. Crouse	184,430	(3)	*
Dr. Gioacchino De Chirico	602,675	(4)	*
Richard A Flynt	113,120	(5)	*
Dr. Paul V. Holland	24,857	(6)	*
Ronny B. Lancaster	32,260	(7)	*
Joshua H. Levine	65,258	(8)	*
Dr. Paul D. Mintz	17,380	(9)	*
Philip H. Moïse	164,057	(10)	*
G. Mason Morfit (ValueAct Capital)	8,913,336	(11)	12.7
Chris E. Perkins	24,857	(12)	*
Joseph E. Rosen	129,337	(13)	*
All directors and executive officers as a group (12 persons)	10,296,424		14.5

BlackRock, Inc.	5,141,267	(14)	7.3
Neuberger Berman Group, LLC	3,706,217	(15)	5.3
ValueAct Capital	8,913,336	(16)	12.7
Janus Capital Management LLC	6,338,592	(17)	9.0

*	Represents less than 1% of our outstanding common stock
(1)
Unless otherwise indicated, the address of each of our directors and executive officers is c/o Immucor, Inc., 3130 Gateway Drive, Norcross, Georgia, 30071.  A person is considered to beneficially own any shares: (a) over which the person exercises sole or shared voting or investment power, or (b) of which the person has the right to acquire beneficial ownership at any time within 60 days (such as through the exercise of stock options). Unless otherwise indicated, voting and investment power relating to the above shares is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children. Amounts include restricted shares, both vested and unvested, which have voting rights.

On July 2, 2011, the Company entered into a definitive agreement to be acquired by investment funds managed by TPG Capital. If consummated, the transaction will result in a change in control of the Company. Under the terms of the agreement, the Company’s shareholders will receive $27.00 in cash for each share of common stock they own.  In addition, in connection with the transaction, all unvested equity awards held by the executive officers and directors of the Company will be free of all restrictions and will vest.  The transaction is expected to close in the second half of calendar 2011.

(2)
For Mr. Clouser, includes options to purchase 6,644 shares at $30.98, options to purchase 3,286 shares at $16.25, options to purchase 4,103 shares at $19.10 and 5,542 shares of restricted stock that vest one year from the date of grant.

(3)
For Mr. Crouse, includes options to purchase 50,000 shares at $16.85, options to purchase 15,691 shares at $19.10 and options to purchase 100,000 shares at $18.53.  Mr. Crouse served as Executive Vice President, Chief Operating Officer from August 2009 until his resignation in March 2011. The information presented in this table with respect to Mr. Crouse is as of April 30, 2011, the most recent practicable date as of which information regarding Mr. Crouse’s ownership was available to the Company.

(4)
For Dr. De Chirico, includes options to purchase 28,368 shares at $17.51, options to purchase 56,333 shares at $29.23, options to purchase 52,790 shares at $26.90, options to purchase 23,620 shares at $16.25, options to purchase 10,526 shares at $19.10 and 52,758 restricted stock that vest periodically over the next four years.  Also includes 33,722 restricted stock units and 11,241 performance shares that vest periodically over the next three years. Dr. De Chirico served as President and Chief Executive Officer until his retirement in June 2011.

(5)
For Mr. Flynt, includes options to purchase 15,000 shares at $33.24, options to purchase 16,242 shares at $26.90, options to purchase 5,176 shares at $16.25, options to purchase 2,964 shares at $19.10 and 19,924 shares of restricted stock that vest periodically over the next four years.  Also includes 23,000 restricted stock units and 23,904 performance shares that vest periodically over the next three years.

(6)
For Dr. Holland, includes options to purchase 6,644 shares at $30.98, options to purchase 3,286 shares at $16.25, options to purchase 4,103 shares at $19.10 and 5,542 shares of restricted stock that vest one year from the date of grant.

(7)
For Mr. Lancaster, includes options to purchase 9,375 shares at $29.55, options to purchase 3,867 shares at $26.90, options to purchase 3,286 shares at $16.25, options to purchase 4,103 shares at $19.10 and 5,542 shares of restricted stock that vest one year from the date of grant.

(8)	For Mr. Levine, represents 65,258 performance shares which vest over the next three years. In June 2011, Mr. Levine was appointed President, Chief Executive Officer, and a director of the Company.
(9)	For Dr. Mintz, includes options to purchase 4,875 shares at $20.30, options to purchase 4,103 shares at $19.10 and 5,542 shares of restricted stock that vest one year from the date of grant.
(10)
For Mr. Moïse, includes options to purchase 15,000 shares at $30.00, options to purchase 29,250 shares at $29.23, options to purchase 26,105 shares at $26.90, options to purchase 8,327 shares at $16.25, options to purchase 4,254 shares at $19.10 and 31,449 shares of restricted stock that vest periodically over the next four years.  Also includes 10,000 restricted stock units and 25,340 performance shares that vest periodically over the next three years.

(11)
Represents shares beneficially owned by ValueAct Capital.  Mr. Morfit is attributed beneficial ownership of these shares as a partner of ValueAct Capital, but he disclaims beneficial ownership except to the extent of his pecuniary interest in each ValueAct Capital entity (see note 16 below).

(12)
For Mr. Perkins, includes options to purchase 6,644 shares at $30.98, options to purchase 3,286 shares at $16.25, options to purchase 4,103 shares at $19.10 and 5,542 shares of restricted stock that vest one year from the date of grant.

(13)
For Mr. Rosen, includes options to purchase 63,437 shares at $0.89, options to purchase 25,312 shares at $6.12, options to purchase 2,535 shares at $17.51, options to purchase 3,250 shares at $29.23, options to purchase 3,867 shares at $26.90, options to purchase 3,286 shares at $16.25, options to purchase 4,103 shares at $19.10.  Also includes 140 shares of restricted stock and 5,542 restricted stock units that vest periodically over the next year.

(14)
Based on information contained in a Schedule 13G/A that BlackRock, Inc., 40 East 52nd Street, New York, NY, 10022 filed with the SEC on February 4, 2011. The filing indicated that BlackRock, Inc., had sole voting power and sole dispositive power for 5,141,267 shares.

(15)
Based on information contained in a Schedule 13G/A that Neuberger Berman Group, LLC, 605 Third Avenue, New York, NY, 10158, filed with the SEC on February 14, 2011. The filing indicated that Neuberger Group, LLC, including its affiliate Neuberger Berman, LLC, had shared voting power for 3,226,791 shares and shared dispositive power for 3,706,217 shares.

(16)
Based on information contained in a Schedule 13D/A that ValueAct Capital, 435 Pacific Avenue, 4th floor, San Francisco, CA, 94133, filed with the SEC on July 5, 2011. The filing indicated that ValueAct Capital Master Fund, L.P., including its affiliates VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P. and ValueAct Holdings GP, LLC, had shared voting power and shared dispositive power of 7,540,665 shares and ValueAct SmallCap Master Fund, L.P., including its affiliates VA SmallCap Partners, LLC, ValueAct SmallCap Management, L.P., ValueAct SmallCap Management, LLC, and David Lockwood, had shared voting power and shared dispositive power for 1,372,671 shares.

(17)
Based on information contained in a Schedule 13G that Janus Capital Management LLC, 151 Detroit Street, Denver, Colorado, 80206, filed with the SEC on February 14, 2011. The filing indicated that Janus Capital, including its affiliates INTECH Investment Management and Perkins Investment Management LLC, had shared voting power and shared dispositive power for 6,338,592 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Audit Committee of the Board monitors the occurrence of related party transactions in connection with its general responsibility to oversee the adequacy and effectiveness of the Company’s  accounting, financial controls and internal controls over financial reporting, including the Company’s systems to monitor and manage business risk and legal and ethical compliance programs. The Committee relies principally on the Company’s management to identify transactions that may need to be reported in the Company’s SEC filings, including this report. Any such transactions identified are considered not later than the Audit Committee’s next regularly-scheduled meeting, at which meeting the Audit Committee will determine what, if any, action may be warranted. The Audit Committee’s responsibilities are generally stated in its Charter, although its practices concerning potentially-reportable transactions are not specifically stated in the Charter.

The Company’s Code of Conduct requires that employees avoid conflicts of interest, which are defined broadly to include transactions between the Company and the employee, a family member or an affiliated company.  Any conflict of interest is required to be brought to the immediate attention of the Company’s General Counsel.  A violation of the Code of Conduct may result in disciplinary action up to and including dismissal.  A copy of the Code of Conduct is available on the Company’s website at www.immucor.com.

The Company’s Governance Committee also considers potentially-reportable transactions in connection with its determination of whether the Company’s directors meet applicable SEC and Nasdaq Stock Market independence standards. Its duty to make those determinations is stated in its Charter.

The Company was not a party to any related party transactions during fiscal 2011.

Director Independence

As required under Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board. In addition, our Corporate Governance Guidelines require that a majority of the members of our Board of Directors be independent in accordance with the applicable provisions of the Exchange Act, the rules adopted by the SEC and the applicable rules of the Nasdaq Stock Market. Our Corporate Governance Guidelines also require that Directors not serve on more than three other public company boards.

Consistent with the applicable Nasdaq Stock Market listing standards and the requirements of our Corporate Governance Guidelines, the Governance Committee reviewed and analyzed the independence of each director.  In particular, the Board considered that Mr. Morfit was selected as a nominee pursuant to a Cooperation Agreement among the Company, Mr. Morfit, ValueAct Capital Master Fund, L.P., ValueAct SmallCap Master Fund, L.P. and certain of their affiliates (collectively, “ValueAct Capital”).  ValueAct Capital owns approximately 8.9 million shares or 12.7% of the outstanding common stock of the Company as of July 18, 2011.  There are no arrangements or understandings between any other director and any other persons pursuant to which he was selected as a director.  There are no family relationships among any of the directors or executive officers of the Company. After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent auditors, the Board of Directors has affirmatively determined that all of the current directors other than Mr. Levine are independent directors within the meaning of the applicable Nasdaq Stock Market listing standards.

Item 14. Principal Accounting Fees and Services

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton for the fiscal years 2011 and 2010:

Fee Category:	2011	2010
Audit fees	$1,524,294	$1,535,669
Audit-related fees	60,973	20,000
Tax fees	―	―
All other fees	―	―
Total fees	$1,585,267	$1,555,669

Set forth below is a description of the nature of the services that Grant Thornton provided to us in exchange for such fees.

Audit Fees

Audit fees represent fees Grant Thornton billed us for the audit of our annual financial statements and the review of our quarterly financial statements and for services normally provided in connection with statutory and regulatory filings. These fees include substantial fees incurred in meeting the internal control over financial reporting compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees represent fees Grant Thornton billed us for audit-related services, including services relating to potential business acquisitions and dispositions and the audit of employee benefit plan financial statements.

The Audit Committee pre-approved all of the above audit and audit-related fees of Grant Thornton, as required by the pre-approval policy described below. The Audit Committee concluded that the provision of the above services by Grant Thornton was compatible with maintaining Grant Thornton’s independence.

Tax Fees

During fiscal 2011 and fiscal 2010, there were no fees billed to us for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2011 and fiscal 2010, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

Policy for Pre-Approval of Independent Registered Public Accounting Firm

Pursuant to our policy on Pre-Approval of Audit and Non-Audit Services, we discourage the retention of our independent registered public accounting firm for non-audit services. We will not retain our independent registered public accounting firm for non-audit work unless:

●	In the opinion of senior management, the independent registered public accounting firm possesses unique knowledge or technical expertise that is superior to that of other potential providers;

●	The approval of the Chair of the Audit Committee is obtained prior to the retention; and

●	The retention will not affect the status of the independent registered public accounting firm as “independent accountants” under applicable rules of the SEC, PCAOB and Nasdaq Stock Market.

During fiscal 2011 and 2010, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Part IV of the Original Report is hereby amended to add the exhibits listed below that are required to be filed in connection with this Amended Report. See the separate Exhibit Index attached hereto and incorporated herein.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUCOR, INC.

Date: August 16, 2011	By:	/s/ Philip H. Moïse
Philip H. Moïse
Executive Vice President and General Counsel

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer