Form 10-Q
period 2011-11-30
IMMUCOR INC
filed 2012-01-13
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2011
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

Yes        No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer and accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                                     Accelerated filer

    Non-accelerated filer                    X                                                            Smaller reporting company
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 31, 2011: Common Stock, $0.00 Par Value – 100

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I.                FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of November 30, 2011(Successor) (unaudited) and as of May 31, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Operations for the three months ended November 30, 2011 (Successor) and November 30, 2010 (Predecessor)

Unaudited Condensed Consolidated Statements of Operations for the periods August 20, 2011 to November 30, 2011(Successor), June 1, 2011 to August 19, 2011 (Predecessor) and the six months ended November 30, 2010 (Predecessor)

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the period June 1, 2010 to August 19, 2011 (Predecessor) and August 20, 2011 to November 30, 2011(Successor)

Unaudited Condensed Consolidated Statements of Cash Flows for the periods August 20, 2011 to November 30, 2011(Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the six months ended November 30, 2010 (Predecessor)

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

SIGNATURES

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
	Successor	Predecessor

	November 30, 2011	May 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,875	$302,603
Trade accounts receivable, net of allowance for doubtful accounts of $287 and $2,157 at November 30 and May 31, 2011, respectively	67,107	63,324
Inventories	37,426	32,914
Deferred income tax assets, current portion	6,779	15,884
Prepaid expenses and other current assets	4,463	11,164
Total current assets	152,650	425,889

PROPERTY AND EQUIPMENT, Net	65,594	58,216
GOODWILL	961,160	93,767
INTANGIBLE ASSETS, Net	761,189	54,133
DEFERRED FINANCING COSTS	41,139	-
OTHER ASSETS	766	1,122
Total assets	$1,982,498	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,503	$10,790
Accrued expenses and other current liabilities	56,926	20,331
Income taxes payable	2,108	8,294
Deferred revenue, current portion	2,943	7,495
Current portion of long term debt, net of debt discounts	4,303	-
Total current liabilities	76,783	46,910

LONG TERM DEBT, NET OF DEBT DISCOUNTS	987,800	-
DEFERRED REVENUE	670	6,080
DEFERRED INCOME TAX LIABILITIES	264,293	9,264
OTHER LONG-TERM LIABILITIES	1,232	2,001
Total liabilities	1,330,778	64,255
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY:
Successor: Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of November 30, 2011	-	-
Predecessor: Common stock, $0.10 par value, 120,000,000 shares authorized, 70,367,219 issued and outstanding as of May 31, 2011	-	7,037
Additional paid-in capital	706,233	45,729
(Accumulated deficit) Retained earnings	(32,621)	499,152
Accumulated other comprehensive (loss) income	(21,892)	16,954
Total shareholders' equity	651,720	568,872
Total liabilities and shareholders' equity	$1,982,498	$633,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	Successor
	Three Months	Three Months
	Ended	Ended
	November 30, 2011	November 30, 2010

NET SALES	$83,035	$81,546
COST OF SALES (exclusive of amortization shown separately below)	42,426	23,161
GROSS MARGIN	40,609	58,385

OPERATING EXPENSES:
Research and development	5,146	3,881
Selling and marketing	9,933	9,221
Distribution	4,576	3,940
General and administrative	11,205	8,303
Amortization of intangibles	12,462	1,083
Certain litigation expenses	22,000	-
Total operating expenses	65,322	26,428

(LOSS) INCOME FROM OPERATIONS	(24,713)	31,957

NON-OPERATING INCOME (EXPENSE):
Interest income	6	133
Interest expense	(24,850)	(5)
Other, net	671	(38)
Total non-operating income (expense)	(24,173)	90

(LOSS) INCOME BEFORE INCOME TAXES	(48,886)	32,047
(BENEFIT) PROVISION FOR INCOME TAXES	(18,707)	10,984
NET (LOSS) INCOME	$(30,179)	$21,063

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010

NET SALES	$94,425	$74,910	$165,187
COST OF SALES (exclusive of amortization shown separately below)	49,582	22,955	47,135
GROSS MARGIN	44,843	51,955	118,052

OPERATING EXPENSES:
Research and development	5,769	4,895	8,306
Selling and marketing	11,045	10,510	18,363
Distribution	5,225	3,952	7,972
General and administrative	11,959	38,175	17,089
Amortization expense	14,110	931	2,163
Certain litigation expenses	22,000	-	-
Total operating expenses	70,108	58,463	53,893

(LOSS) INCOME FROM OPERATIONS	(25,265)	(6,508)	64,159

NON-OPERATING INCOME (EXPENSE):
Interest income	6	142	346
Interest expense	(28,243)	-	(19)
Other, net	660	2,673	59
Total non-operating income (expense)	(27,577)	2,815	386

(LOSS) INCOME BEFORE INCOME TAXES	(52,842)	(3,693)	64,545
(BENEFIT) PROVISION FOR INCOME TAXES	(20,221)	2,681	22,063
NET (LOSS) INCOME	$(32,621)	$(6,374)	$42,482

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income*	Equity
Predecessor:
BALANCE, May 31, 2011	70,367	$7,037	$45,729	$499,152	$16,954	$568,872
Shares issued under employee stock plan	415	41	485	-	-	526
Share-based compensation expense	-	-	16,233	-	-	16,233
Stock repurchases and retirements	(103)	(10)	(448)	-	-	(458)
Comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	(2,153)	(2,153)
Net loss	-	-	-	(6,374)	-	(6,374)
Total comprehensive loss						(8,527)

BALANCE, August 19, 2011	70,679	$7,068	$61,999	$492,778	$14,801	$576,646

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Successor:
BALANCE, August 20, 2011	-	$-	$-	$-	$-	$-

Capital contribution from parent, net of costs	100	-	706,233	-	-	706,233
Comprehensive loss:
Net loss	-	-	-	(32,621)	-	(32,621)
Foreign currency translation adjustments	-	-	-	-	(21,417)	(21,417)
Cash flow hedges, net of tax	-	-	-	-	(475)	(475)
Total comprehensive loss						(54,513)

BALANCE, November 30, 2011	100	$-	$706,233	$(32,621)	$(21,892)	$651,720

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(32,621)	$(6,374)	$42,482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,333	4,321	8,875
Non-cash interest expense	2,032	-	-
Loss on retirement of fixed assets	110	135	347
Provision for doubtful accounts	287	185	581
Share-based compensation expense	-	16,233	3,176
Deferred income taxes	(14,009)	(3,974)	2,710
Excess tax benefit from share-based compensation	-	-	(76)
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,979)	(3,938)	(1,190)
Income taxes	(9,784)	3,317	(3,159)
Inventories	16,471	(3,242)	(3,558)
Other assets	235	6,459	400
Accounts payable	3,276	(4,023)	804
Deferred revenue	(415)	(920)	(1,991)
Accrued expenses and other liabilities	19,947	17,409	(1,672)
Cash provided by operating activities	1,883	25,588	47,729

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,513)	(2,265)	(3,629)
Acquisition of Immucor, Inc.	(1,939,387)	-	-
Cash used in investing activities	(1,941,900)	(2,265)	(3,629)

FINANCING ACTIVITIES:
Proceeds from long-term debt	991,406	-	-
Proceeds from capital contributions, net of costs	706,233	-	-
Payment of debt issuance costs	(42,474)	-	-
Repurchase of common stock	-	(458)	(351)
Proceeds from exercise of stock options	-	524	477
Excess tax benefit from share-based compensation	-	-	76
Cash provided by financing activities	1,655,165	66	202

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,236)	(3,029)	1,387
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(286,088)	20,360	45,689
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,963	302,603	202,649
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,875	$322,963	$248,338

SUPPLEMENTAL INFORMATION:
Income taxes paid	$3,553	$3,414	$22,493
Interest paid	11,629	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares surrendered for amounts due on stock options exercised	$-	$-	$-
Movement from inventory to property and equipment of instruments placed on rental agreements	4,996	1,618	6,461

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

Basis of Presentation

The Company was acquired on August 19, 2011 through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. which was formed by investment funds affiliated with TPG Capital, L.P. (“TPG Capital”). The acquisition was accomplished through a merger of the Merger Sub with and into the Company, with the Company being the surviving company (the “Acquisition”). As a result of the merger, the Company became a wholly owned subsidiary of Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

The Company continued as the same legal entity after the Acquisition, however, a new accounting basis was established upon accounting for the merger as a business combination. The accompanying unaudited condensed consolidated statements of operations, cash flows and equity are presented for the quarter ended November 30, 2011 and the year to date ended November 30, 2011, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to November 30, 2011), which relate to the period preceding the Acquisition and the period succeeding the Acquisition. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for the year ending May 31, 2012, or any other period.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2011, included in the Company’s Registration Statement on Form S-4 filed on November 22, 2011.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     ACQUISITION

The Company was acquired on August 19, 2011 (the “Acquisition Date”) through the Acquisition described in Note 1.

The Acquisition has been accounted for as a purchase business combination. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Acquisition. Transaction costs paid at closing totaled $88.3 million and include $42.5 million that was capitalized as debt issuance costs and $16.9 million which was incurred by the Company and included in general and administrative expense in the Predecessor fiscal 2012 period. The remaining $28.9 million was incurred by the Parent but paid by the Company out of equity proceeds. These costs have been reflected on the balance sheet as a reduction of the capital contribution from the Parent. In addition, the Company paid $2.0 million of transaction costs prior to closing that is also included in general and administrative expense in the Predecessor fiscal 2012 period.

Sources and Uses of Funds

The sources and uses of funds in connection with the Acquisition are summarized below (in thousands):

Sources:
Proceeds from Term Loan	$596,550
Proceeds from Notes	394,856
Proceeds from equity contributions	735,187
Company cash used in transaction	301,053
$2,027,646

Uses:
Equity purchase price	$1,939,387
Transaction costs	88,259
$2,027,646

Preliminary Purchase Price Allocation

The Acquisition was recorded under the acquisition method of accounting by the Parent and pushed-down to the Company by allocating the purchase consideration of $1.9 billion to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the Acquisition Date. The allocation of purchase price is based on management’s judgment after evaluating several factors, including, but not limited to, valuation assessments of tangible and intangible assets. The excess of the total purchase price of $974.7 million over the fair value of assets acquired and the liabilities assumed is recorded as goodwill. The goodwill arising from the Acquisition consists largely of the commercial potential of the Company and the value of the assembled workforce.

The following sets forth the Company’s preliminary purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	974,686
Current liabilities	(55,863)
Deferred revenue	(4,107)
Deferred tax assets and liabilities - net	(273,530)
Other assets and liabilities - net	3,914
Total purchase price allocation:	$1,939,387

The Company has not yet finalized its evaluation of the fair value of the assets acquired and liabilities assumed and will finalize the purchase price allocation relating to the Acquisition in the near future. Thus, the provisional measurements of fair value reflected are subject to change once this analysis is finalized. The final valuation could change the allocation of the purchase price, primarily as it relates to deferred income taxes, with a corresponding offset to goodwill.

The Company has acquired intangible assets, not including goodwill, totaling approximately $779.9 million in the Acquisition. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $291.1 million to offset the future book amortization related to these intangibles. None of the goodwill of approximately $974.7 million resulting from the Acquisition is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the Acquisition Date (in thousands):

Intangible Asset	Fair Value	Useful Life
Customer relationships	$455,000	20
Existing technology and trade names	266,000	11
Corporate trade name	40,000	15
Below market leasehold interests	860	5
In-process research and development	18,000	n/a
	$779,860

Customer relationships represent the fair value of the existing customer base.

Existing technologies relate to the serology instrument platforms (Galileo, NEO, and Echo); the Company’s proprietary Capture reagent technology; and the molecular immunohematology testing technology.

Corporate trade name represents the Immucor® company brand. Immucor is well recognized by customers as a company that provides an extensive selection of quality products including products that are not available elsewhere in the marketplace.

Below market leasehold interests represents the Company’s interest in the current leases, which provide for payments below comparable leases obtainable contemporaneously with the Acquisition.

Useful lives of the amortizable intangible assets were based on estimated economic useful lives and are being amortized using the straight-line method.

In-process research and development relates primarily to the molecular immunohematology business. The other projects valued relate to technological improvements for the serology instrument platforms, and generally are applicable to the current NEO and Echo instruments, and thus will be able to yield a cash flow impact relatively quickly upon approval and launch. In-process research and development is not amortized, but will be evaluated on a periodic basis to determine which projects remain in process.

Pro forma Financial Information

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis, as though the Acquisition had occurred at June 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, interest expense and management fee resulting from the Acquisition. The pro forma financial information presented below (in thousands) does not reflect any synergies or operating cost reductions that may be achieved.

	Three Months Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in thousands)		(in thousands)

Revenue	$83,035	$81,546	$169,335	$165,187
Net loss	$(30,179)	$(2,046)	$(38,114)	$(3,782)

3.     RELATED PARTY TRANSACTION

In connection with the Acquisition, the Company entered into a management services agreement with TPG Capital pursuant to which TPG Capital received on the closing date an aggregate transaction fee of $18 million in cash, of which $8.0 million was capitalized as deferred debt issue costs relating to the commercial banking services that TPG Capital provided in conjunction with negotiating the debt arrangements. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, TPG Capital will receive an aggregate annual monitoring fee prepaid quarterly equal to $3 million. In the Successor quarter ended November 30, 2011, $0.8 million was recorded for monitoring fees and is included in selling, general and administrative expenses in the consolidated statement of operations. During the Successor fiscal 2012 period, approximately $0.9 million was recorded for monitoring fees and is included in general and administrative expenses in the consolidated statement of operations.

4.     INVENTORIES

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). However, in relation to the Acquisition on August 19, 2011, a fair value adjustment of $25.4 million increased inventory to net realizable value, which is currently greater than replacement cost.  As of November 30, 2011, $20.7 million of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period.

	Successor	Predecessor
	November 30, 2011	May 31, 2011
	(in thousands)	(in thousands)

Raw materials and supplies	$10,045	$9,506
Work in process	5,469	4,012
Finished goods	21,912	19,396
	$37,426	$32,914

5.     GOODWILL

Successor
November 30, 2011
(in thousands)
Beginning balance, August 20, 2011	$-
Additions:
Acquisition of Immucor, Inc.	974,686
Foreign currency translation adjustment	(13,526)
Ending balance, November 30, 2011	$961,160

Predecessor
August 19, 2011
(in thousands)
Beginning balance, May 31, 2011	$93,767
Foreign currency translation adjustment	298
Ending balance, August 19, 2011	$94,065

6.     OTHER INTANGIBLE ASSETS

		Successor			Predecessor
		November 30, 2011			May 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Customer lists	20 yrs	$450,419	$(6,395)	$444,024	$5,215	$(2,117)	$3,098
Existing technology / trade names	11 yrs	266,000	(6,892)	259,108	-	-	-
Corporate trade name	15 yrs	40,000	(754)	39,246	-	-	-
Below market leasehold interests	5 yrs	860	(49)	811	-	-	-
Deferred licensing costs	5 yrs	-	-	-	1,013	(579)	434
Distribution rights	10 yrs	-	-	-	4,492	(3,359)	1,133
Non-compete agreements	5 yrs	-	-	-	1,650	(935)	715
Developed product technology	17 yrs	-	-	-	51,097	(8,597)	42,500
Trademarks / tradenames	17 yrs	-	-	-	1,615	(281)	1,334
Total amortizable assets		757,279	(14,090)	743,189	65,082	(15,868)	49,214

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	-	-	-
Deferred licensing costs		-	-	-	4,919	-	4,919
Total non-amortizable assets		18,000	-	18,000	4,919	-	4,919

Total other intangible assets		$775,279	$(14,090)	$761,189	$70,001	$(15,868)	$54,133

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost is affected by the fluctuation in foreign currency exchange rates.  Amortization of intangible assets was $12.5 million for the Successor quarter ended November 30, 2011 and $1.1 million for the Predecessor quarter ended November 30, 2010.  Amortization of intangible assets amounted to $14.1 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared with $2.2 million in the Predecessor fiscal 2011 period. The following table presents our estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2012	38,978
2013	49,792
2014	49,792
2015	49,792
2016	49,792
Thereafter	505,042
$743,189

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	November 30, 2011	May 31, 2011
	(in thousands)	(in thousands)

Term loan facility, net of $17,868 debt discounts	$597,132	$-
Revolving facility	-	-
Notes, net of $5,029 debt discounts	394,971	-
	992,103	-
Less current portion	(4,303)	-
Long-term debt, net of current portion	$987,800	$-

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615 million senior secured term loan facility (the “Term Loan Facility”) and (2) a $100 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”) with certain lenders, Citibank, N.A., as administrative agent and collateral agent and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the administrative agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies). The credit agreement governing the Senior Credit Facilities provides that, subject to certain conditions, the Company may request additional tranches of term loans and/or increase commitments under the Revolving Facility and/or the Term Loan Facility and/or add one or more incremental revolving credit facility tranches (provided there are no more than three such tranches with different maturity dates outstanding at any time) in an aggregate amount not to exceed (a) $150.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a senior secured first lien net leverage ratio of no greater than 3.75:1.00 (with amounts alternatively consisting of debt securities and debt that is secured on a junior lien basis to the liens securing the Senior Credit Facilities or is unsecured subject to compliance with a senior secured net leverage ratio of no greater than 4.00:1.00). Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.

Beginning on the last business day of December 2011, the Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility made on the closing date, with the balance due and payable on the seventh anniversary of the closing date. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility. The initial maturity date for the Revolving Credit Facility is five years from the closing date.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.50%. The applicable margin for borrowings under the Senior Credit Facilities is currently 4.75% with respect to base rate borrowings and 5.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate was 7.25% as of November 30, 2011.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the Parent and certain of the Company’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, including, in each case subject to customary exceptions and exclusions:

•
a first-priority pledge of all of the Company’s capital stock directly held by Parent and a first-priority pledge of all of the capital stock directly held by the Company and Subsidiary Guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by the Company or by any Subsidiary Guarantor and that is a disregarded entity for United States federal income tax purposes and that has no material assets other than equity interests in one or more foreign subsidiaries that are controlled foreign corporations for United States federal income tax purposes or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary); and

•
a first-priority security interest in substantially all of the Parent’s, the Company’s and the Subsidiary Guarantor’s other tangible and intangible assets. Parent has no material operations or assets other than the capital stock of the Company.

The Senior Credit Facilities include restrictions on the Company’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to Parent) on, or redeem or repurchase capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company or prepay or amend subordinated or unsecured debt.

Although the Parent is not generally subject to the negative covenants under the Senior Credit Facilities, the Parent is subject to a passive holding company covenant that limits its ability to engage in certain activities other than (i) owning equity interests in the Company and holding cash or property received by the Company, (ii) maintaining its legal existence and engaging in administrative matters related to being a holding company, (iii) performing its obligations under the Senior Credit Facilities, the Senior Notes due 2019 (“Notes”) and other financings not prohibited by the Senior Credit Facilities, (iv) engaging in public offerings of its securities and other equity issuances and financing activities permitted under the Senior Credit Facilities, (v) providing indemnifications to officers and directors and (vi) engaging in activities incidental to the activities described above.

In addition, the credit agreement governing the Senior Credit Facilities requires the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including upon change of control and a cross-default to the any indebtedness with an aggregate principal amount of $20 million or more. If an event of default occurs under the Senior Credit Facilities, the lenders may declare all amounts outstanding under the Senior Credit Facilities immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Senior Credit Facilities to be sold.

There were no borrowings under the Revolving Facility and no outstanding letters of credit on November 30, 2011.

Indenture and the Senior Notes Due 2019

On August 19, 2011, the Company (as successor by merger to IVD Acquisition Corporation, the Merger Sub), issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2012. The Notes mature on August 15, 2019.

Subject to certain exceptions, the Notes are guaranteed on a senior unsecured basis by each of the Company’s current and future wholly owned domestic restricted subsidiaries (and non-wholly owned subsidiaries if such non-wholly owned subsidiaries guarantee the Company’s or another guarantor’s other capital market debt securities) that is a guarantor of certain debt of the Company or another guarantor, including the Senior Credit Facilities. The Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future indebtedness that is not expressly subordinated in right of payment thereto. The Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Company’s existing and future secured indebtedness, including the Senior Credit Facilities described above, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Company’s non-guarantor subsidiaries.

The Indenture governing the Notes contains certain customary provisions relating to events of default and covenants, including without limitation, a cross-payment default provision and cross-acceleration provision in the case of a payment default or acceleration according to the terms of any indebtedness with an aggregate principal amount of $25 million or more, restrictions on the Company’s and certain of its subsidiaries’ ability to, among other things, incur or guarantee indebtedness; pay dividends on, redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; sell or otherwise dispose of assets; make investments; issue certain disqualified or preferred equity; create liens; enter into transactions with the Company’s affiliates; designate the Company’s subsidiaries as unrestricted subsidiaries; enter into agreements restricting the Company’s restricted subsidiaries’ ability to (1) pay dividends, (2) make loans to the Company or any restricted subsidiary that is a guarantor or (3) sell, lease or transfer assets to the Company or any restricted subsidiary that is a guarantor; and consolidate, merge, or transfer all or substantially all of the Company’s assets. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants, excluding without limitation those relating to transactions with the Company’s affiliates and consolidation, merger, or transfer of all or substantially all of the Company’s assets, will be suspended during any period of time that (1) the Notes have investment grade ratings and (2) no default has occurred and is continuing under the Indenture. In the event that the Notes are downgraded to below an investment grade rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

The Company has been in compliance with its covenants pursuant to the terms of these agreements.

Future Commitments

Debt repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2012	$3,076
2013	6,152
2014	6,152
2015	6,152
2016	6,152
Thereafter	987,316
$1,015,000

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Successor	Predecessor
	Quarter	Quarter
	Ended November 30, 2011	Ended November 30, 2010

Term loan, including swap	$12,011	$-
Notes	11,358	-
Revolver commitment fees	203
Amortization of deferred financing costs	1,198	-
Other	80	5
Interest expense	$24,850	$5

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Year to Date
	through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010

Term loan, including swap	$13,682	$-	$-
Notes	12,971	-	-
Revolver commitment fees	175
Amortization of deferred financing costs	1,335	-	-
Other	80	-	19
Interest expense	$28,243	$-	$19

8.     DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In August 2011 during the Successor Period, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $320 million related to a portion of the Company’s floating rate indebtedness. The purpose of entering into this swap is to eliminate all but small movements (due to possible differences in reset timing between the swap and the debt) in future debt interest payments. The objective of this swap is to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company’s strategy is to use a pay fixed receive floating swap to convert the current or any replacement floating rate credit facility where LIBOR is consistently applied into a USD fixed rate obligation.  The only variable piece remaining is the difference in actual reset date when the swap and debt are not lined up. Consistent with the terms of the Company’s credit facility, these swaps include a LIBOR floor of 1.5%. These swap agreements, effective in August 2011, hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016. As a result of entering into the swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at a weighted average rate of 1.8%.

Fair Value

As of the effective date, the Company designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	Successor	Predecessor
	November 30, 2011	May 31, 2011
	(in thousands)	(in thousands)

Interest rate swaps (included in other assets)	$74	$-
Interst rate swaps (included in other liabilities)	(845)	-
Accumulated other comprehensive loss, net of tax	(475)	-

9.     FAIR VALUE

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs, other than quoted prices included in Level 1, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

		Fair Value at Reporting Date Using
Description	November 30, 2011	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other assets)	$74	$-	$74	$-
Interest rate swaps (included in other liabilities)	(845)	-	(845)	-
Total derivatives	$(771)	$-	$(771)	$-

The level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $992 million at November 30, 2011.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

10.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended November 30, 2011 and 2010, as well as the six months ended November 30, 2011 separated into Predecessor and Successor periods, and the six months ended November 30, 2010 are as follows:

	Successor	Predecessor
	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010
	(In thousands)	(In thousands)
Net (loss) income	$(30,179)	$21,063
Foreign currency translation adjustment	(21,583)	2,494
Cash flow hedge, net of tax	(123)	-
Comprehensive (loss) income	$(51,885)	$23,557

	Successor	Predecessor
	August 20, 2011 through November 30, 2011	June 1, 2011 through August 19, 2011	Six Months Ended November 30, 2010
	(In thousands)	(In thousands)	(In thousands)
Net (loss) income	$(32,621)	$(6,374)	$42,482
Foreign currency translation adjustment	(21,417)	(2,153)	5,520
Cash flow hedge, net of tax	(475)	-	-
Comprehensive (loss) income	$(54,513)	$(8,527)	$48,002

The components of accumulated other comprehensive income (loss) as of November 30, 2011 and May 31, 2011 are as follows:

	Successor	Predecessor
	November 30, 2011	May 31, 2011
	(In thousands)	(In thousands)
Foreign currency translation adjustment	(21,417)	16,954
Cash flow hedge, net of tax	(475)	-
Accumulated other comprehensive (loss) income	$(21,892)	$16,954

11.  REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the “Revenue Recognition” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and those prescribed by the SEC. Revenue is recognized when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company’s revenue is generated from the following sources.

•	Reagent sales

•	Instrument sales

•	Consumables (part kits)

•	Training

•	General Support Agreements

•	Instrument leases

Effective June 1, 2011, the Company prospectively adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements.” Under historical standards, the Company used the residual method to allocate arrangement consideration when vendor specific objective evidence existed for all undelivered elements, but not for the delivered elements. Under the new standards, the Company allocates revenue to all elements based on their relative selling prices. The selling prices of the various elements of our contractual arrangements are determined as follows:

•
Reagents (without price guarantees)—the selling price of reagents (without price guarantees) is based on vendor specific objective evidence (“VSOE”) of fair value by reference to the price our customers are required to pay for the reagents when sold separately.

•
Reagents (with price guarantees)—the selling price of reagents (with price guarantees) is based on management’s best estimate of selling price (“MBESP”). In determining MBESP, we consider the following: (1) our pricing practices as they relate to future price increases, (2) the overall economic conditions, and (3) competitor pricing. Revenue from the sale of the Company’s reagents (both with and without price guarantees) to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary. Revenue from the sale of the Company’s reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

•
Instruments—the selling price of our instruments is based on MBESP. In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the instruments, and (3) competitor pricing. Revenue from instrument sales is recognized when the instrument has been installed and accepted by the customer.

•
Consumables (part kits)—the selling price of our consumables is based on MBESP. In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing. Revenue from consumables is recognized when the consumables have been delivered.

•
Training—the selling price of training is based on VSOE of fair value by reference to the price our customers are required to pay for training when training services are sold separately (through additional/incremental training sessions). Revenue from training services is recognized as the training services are provided.

•
General Support Agreements—the selling price of general support agreements is based on VSOE by reference to the price our customers are required to pay for the general support agreements when sold separately via renewals. Revenue from general support agreements is recognized over the term of the agreement.

•
Instrument leases—the selling price of instrument leases is based on MBESP. In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing. Revenue from instrument leases is recognized over the term of the operating lease, which is generally 60 months.

The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

12.  SHARE-BASED COMPENSATION

Predecessor share-based compensation

Plan summary

The Company had a Long-Term Incentive Plan that was approved by the shareholders in 2005 (the “2005 Plan”). Under the 2005 Plan, the Company was able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. The 2005 Plan provided for accelerated vesting of option and restricted stock awards if there is a change in control, as defined in the plan.

Plan activity

In an annual group grant in June 2011, the Company issued 162,535 performance based units and 228,890 restricted stock units with a grant date fair value of $19.85. These units had an original vesting period of 3 years.

Compensation expense

Share-based compensation of the Predecessor reflects the fair value of employee share-based awards, including options, restricted stock, restricted stock units and performance units, which was typically recognized as expense on a straight line basis over the requisite service period of the award.

Immediately prior to the Acquisition, all outstanding awards became fully vested and the unrecognized compensation expense was recognized.

A summary of share-based compensation recorded in the statements of operations is as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	November 30, 2011	November 30, 2010
	(in thousands)	(in thousands)

Share-based compensation	$-	$1,437

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	Through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010
	(in thousands)	(in thousands)

Share-based compensation	$-	$16,233	$3,176

13.  INCOME TAXES

As a result of the Acquisition, the Company will have a short tax year that coincides with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that are expected to be reported on the short period return ending August 19, 2011. For the Successor fiscal 2012 period, the Company estimated its annual effective rate based on projected taxable income for the remainder of the year, adjusting as necessary for discrete events occurring in a particular period. The effective tax rate is applied to pre-tax book income to arrive at a tax provision for the period.

The effective tax rate for the Successor quarter ended November 30, 2011 and the Predecessor quarter ended November 30, 2010 was 38.3% and 34.3%, respectively.  The effective tax rate was higher during the Successor   quarter primarily due to the utilization of foreign tax credits. The effective tax rate for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the Predecessor fiscal 2011 period was 38.3%, (72.6)% and 34.2%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the 103 day period ending November 30, 2011 (the Successor fiscal 2012 period) primarily relates to foreign tax credits. The difference between the federal statutory rate and the effective tax rate for the 79 day period ending August 19, 2011 (the Predecessor fiscal 2012 period) primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accounting for the Acquisition, the Company recorded a deferred tax liability of approximately $291.1 million associated with acquired intangible assets that have no income tax basis. This accounts for a significant portion of our gross deferred tax liabilities of approximately $298.8 million at November 30, 2011. These liabilities are offset by a gross deferred asset of approximately $41.5 million, which consists primarily of deferred tax assets associated with net operating loss and credit carry-forwards.

In the Predecessor periods, the Company considered its investment in foreign subsidiaries to be permanently invested. Accordingly, no deferred tax liabilities were provided for on its investments in foreign subsidiaries. Subsequent to the Acquisition, the Company no longer considers itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. Accordingly, the Company has recorded a deferred tax liability associated with its accumulated and unrepatriated earnings through the Acquisition date and will provide for deferred taxes on future earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and unrepatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. The foreign locations principally function as distributors of products primarily developed and manufactured by the Company in the United States and Canada. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation. The Other segment consists of Canada and Japan.

Net sales by product group, segment information and net export sales for the three months ended  November 30, 2011 and 2010 as well as information for the six months ended November 30, 2011, separated into Predecessor and Successor periods, and the six months ended November 30, 2010 is summarized below (in thousands).

Net Sales

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	November 30, 2011	November 30, 2010

Sales by product group
Traditional reagents	$47,696	$49,647
Capture reagents	22,393	19,029
Instruments	11,458	11,565
Molecular immunohematology	1,488	1,305
Net sales	$83,035	$81,546

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	Through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010

Sales by product group
Traditional reagents	$53,991	$42,936	$99,268
Capture reagents	25,648	21,239	40,673
Instruments	13,077	9,457	22,511
Molecular immunohematology	1,709	1,278	2,735
Net sales	$94,425	$74,910	$165,187

Segment Information for the Quarter

	Successor
	For the Three Months Ended November 30, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$56,465	$18,249	$8,321	$-	$83,035
Affiliates	4,052	3,790	124	(7,966)	0
Net Sales	$60,517	$22,039	$8,445	$(7,966)	$83,035

Income (loss) from operations	(23,849)	(1,287)	423	-	(24,713)
Goodwill	695,987	153,350	111,823	-	961,160
Intangible assets	672,073	46,103	43,013	-	761,189
Total assets at period end	2,024,636	272,644	172,942	(487,724)	1,982,498

	Predecessor
	For the Three Months Ended November 30, 2010
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$56,690	$17,208	$7,648	$-	$81,546
Affiliates	4,301	4,184	109	(8,594)	-
Net Sales	$60,991	$21,392	$7,757	$(8,594)	$81,546

Income from operations	26,077	2,991	2,889	-	31,957
Goodwill	73,881	6,643	14,924	-	95,448
Intangible assets	48,787	1,187	6,095	-	56,069
Total assets at period end	635,071	81,713	57,418	(205,942)	568,260

Segment Information for the Year to Date

	Successor
	August 20, 2011 through November 30, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$63,995	$20,943	$9,487	$-	$94,425
Affiliates	4,426	4,300	124	(8,850)	-
Net Sales	$68,421	$25,243	$9,611	$(8,850)	$94,425

Income (loss) from operations	(24,668)	(1,056)	459	-	(25,265)
Goodwill	695,987	153,350	111,823	-	961,160
Intangible assets	672,073	46,103	43,013	-	761,189
Total assets at period end	2,024,636	272,644	172,942	(487,724)	1,982,498

	Predecessor
	June 1, 2011 through August 19, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

Income (loss) from operations	(10,298)	1,619	2,171	-	(6,508)
Goodwill	70,946	7,239	15,880	-	94,065
Intangible assets	45,871	1,139	6,592	-	53,602
Total assets at period end	732,603	92,440	39,199	(211,847)	652,395

	Predecessor
	For the Six Months Ended November 30, 2010
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$116,491	$33,502	$15,194	$-	$165,187
Affiliates	7,945	8,524	169	(16,638)	-
Net Sales	$124,436	$42,026	$15,363	$(16,638)	$165,187

Income from operations	52,732	5,644	5,783	-	64,159
Goodwill	73,881	6,643	14,924	-	95,448
Intangible assets	48,787	1,187	6,095	-	56,069
Total assets at period end	635,071	81,713	57,418	(205,942)	568,260

Net Export Sales

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	November 30, 2011	November 30, 2010

United States	$1,593	$1,769
Europe	1,962	1,714
Other	574	531
Total net export sales	$4,129	$4,014

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010

United States	$1,751	$1,417	$3,277
Europe	2,181	964	3,383
Other	633	526	1,130
Total net export sales	$4,565	$2,907	$7,790

15.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company has outstanding certain indebtedness that is guaranteed by all of its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2011
(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,806	$-	$10,158	$(89)	$36,875
Accounts receivable, net	27,550	474	39,083	-	67,107
Intercompany receivable	287	-	7,412	(7,699)	-
Inventories	24,810	1,393	11,223		37,426
Deferred income tax assets, current portion	6,123	259	397	-	6,779
Prepaid expenses and other current assets	2,020	28,964	1,981	(28,502)	4,463

Total current assets	87,596	31,090	70,254	(36,290)	152,650

PROPERTY AND EQUIPMENT, Net	44,480	1,055	20,059	-	65,594
INVESTMENT IN SUBSIDIARIES	443,613	-	4	(443,617)	-
GOODWILL	689,365	6,622	265,173	-	961,160
INTANGIBLE ASSETS, Net	661,629	10,444	89,116	-	761,189
DEFERRED INCOME TAX ASSETS	208	6,322	-	(6,322)	208
DEFERRED FINANCING COSTS	41,139	-	-	-	41,139
OTHER ASSETS	74	99	385		558
Total assets	$1,968,104	$55,632	$444,991	$(486,229)	$1,982,498

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	7,351	1,269	1,972	(89)	10,503
Intercompany payable	58	33,798	7,244	(41,100)	-
Accrued expenses and other current liabilities	46,689	1,381	8,856	-	56,926
Income taxes payable	25,663	-	4,947	(28,502)	2,108
Deferred revenue, current portion	1,803	15	1,125	-	2,943
Current portion of long term debt, net of debt discounts	4,303	-	-	-	4,303
Total current liabilities	85,867	36,463	24,144	(69,691)	76,783

LONG TERM DEBT, NET OF DEBT DISCOUNTS	987,800	-	-	-	987,800
DEFERRED REVENUE	593	-	77	-	670
DEFERRED INCOME TAX LIABILITIES	242,089	-	28,526	(6,322)	264,293
OTHER LONG-TERM LIABILITIES	35	-	1,197	-	1,232
Total liabilities	1,316,384	36,463	53,944	(76,013)	1,330,778
SHAREHOLDERS' EQUITY:
Total shareholders' equity	651,720	19,169	391,047	(410,216)	651,720
Total liabilities and shareholders' equity	$1,968,104	$55,632	$444,991	$(486,229)	$1,982,498

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011
(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$250,386	$-	$52,297	$(80)	$302,603
Accounts receivable, net	25,914	377	37,033	-	63,324
Intercompany receivable	310	-	5,925	(6,235)	-
Inventories	20,756	1,253	10,905	-	32,914
Deferred income tax assets, current portion	11,118	4,466	300	-	15,884
Prepaid expenses and other current assets	8,723	24,895	2,100	(24,554)	11,164
Total current assets	317,207	30,991	108,560	(30,869)	425,889

PROPERTY AND EQUIPMENT, Net	39,101	856	18,259	-	58,216
INVESTMENT IN SUBSIDIARIES	247,571	-	5	(247,576)	-
GOODWILL	17,803	53,143	22,821	-	93,767
INTANGIBLE ASSETS, Net	1,050	45,695	7,388	-	54,133
DEFERRED INCOME TAX ASSETS	1,691	-	178	(1,869)	-
DEFERRED FINANCING COSTS	-	-	-	-	-
OTHER ASSETS	-	99	647	376	1,122
Total assets	$624,423	$130,784	$157,858	$(279,938)	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	6,324	1,463	3,083	(80)	10,790
Intercompany payable	630	25,227	11,829	(37,686)	-
Accrued expenses and other current liabilities	9,824	1,568	8,939	-	20,331
Income taxes payable	29,035	-	3,813	(24,554)	8,294
Deferred revenue, current portion	4,778	31	2,686	-	7,495
Current portion of long term debt	-	-	-	-	-
Total current liabilities	50,591	28,289	30,350	(62,320)	46,910

LONG TERM DEBT	-	-	-	-	-
DEFERRED REVENUE	4,183	22	1,875	-	6,080
DEFERRED INCOME TAX LIABILITIES	-	9,973	784	(1,493)	9,264
OTHER LONG-TERM LIABILITIES	777	-	1,224	-	2,001
Total liabilities	55,551	38,284	34,233	(63,813)	64,255
SHAREHOLDERS' EQUITY:
Total shareholders' equity	568,872	92,500	123,625	(216,125)	568,872
Total liabilities and shareholders' equity	$624,423	$130,784	$157,858	$(279,938)	$633,127

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2011
(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$59,202	$1,315	$30,484	$(7,966)	$83,035
COST OF SALES (exclusive of amortization shown separately below)	27,826	1,370	21,196	(7,966)	42,426
GROSS MARGIN	31,376	(55)	9,288	-	40,609

OPERATING EXPENSES:
Research and development	2,099	3,012	35	-	5,146
Selling and marketing	4,979	543	4,411	-	9,933
Distribution	2,756	37	1,783	-	4,576
General and administrative	7,847	596	2,762	-	11,205
Amortization of intangibles	11,251	50	1,161	-	12,462
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	50,932	4,238	10,152	-	65,322

INCOME (LOSS) FROM OPERATIONS	(19,556)	(4,293)	(864)	-	(24,713)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	43	(37)	6
Interest expense	(24,863)	-	(24)	37	(24,850)
Other, net	605	-	66	-	671
Total non-operating income (expense)	(24,258)	-	85	-	(24,173)

INCOME (LOSS) BEFORE INCOME TAXES	(43,814)	(4,293)	(779)	-	(48,886)
PROVISION (BENEFIT) FOR INCOME TAXES	(16,850)	(1,555)	(302)	-	(18,707)
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(26,964)	(2,738)	(477)	-	(30,179)
Net Income (Loss) of consolidated subsidiaries	(3,215)	-	-	3,215	-
NET INCOME (LOSS)	$(30,179)	$(2,738)	$(477)	$(3,215)	$(30,179)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2010
(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$59,986	$1,005	$29,151	$(8,596)	$81,546
COST OF SALES (exclusive of amortization shown separately below)	16,520	744	14,493	(8,596)	23,161
GROSS MARGIN	43,466	261	14,658	-	58,385

OPERATING EXPENSES:
Research and development	1,482	2,363	36	-	3,881
Selling and marketing	4,265	436	4,520	-	9,221
Distribution	2,314	44	1,582	-	3,940
General and administrative	5,078	646	2,579	-	8,303
Amortization of intangibles	135	885	63	-	1,083
Total operating expenses	13,274	4,374	8,780	-	26,428

INCOME (LOSS) FROM OPERATIONS	30,192	(4,113)	5,878	-	31,957

NON-OPERATING INCOME (EXPENSE):
Interest income	70	-	85	(22)	133
Interest expense	(2)	-	(25)	22	(5)
Other, net	7	(1)	(44)	-	(38)
Total non-operating income	75	(1)	16	-	90

INCOME (LOSS) BEFORE INCOME TAXES	30,267	(4,114)	5,894	-	32,047
PROVISION (BENEFIT) FOR INCOME TAXES	10,594	(1,440)	1,830	-	10,984
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	19,673	(2,674)	4,064	-	21,063
Net Income (Loss) of consolidated subsidiaries	1,390	-	-	(1,390)	-
NET INCOME (LOSS)	$21,063	$(2,674)	$4,064	$(1,390)	$21,063

Statements of Operations for the Year to Date

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through November 30, 2011
(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$66,921	$1,500	$34,854	$(8,850)	$94,425
COST OF SALES (exclusive of amortization shown separately below)	32,659	1,596	24,177	(8,850)	49,582
GROSS MARGIN	34,262	(96)	10,677	-	44,843

OPERATING EXPENSES:
Research and development	2,387	3,343	39	-	5,769
Selling and marketing	5,556	609	4,880	-	11,045
Distribution	3,156	41	2,028	-	5,225
General and administrative	8,302	653	3,004	-	11,959
Amortization of intangibles	12,731	56	1,323	-	14,110
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	54,132	4,702	11,274	-	70,108

INCOME (LOSS) FROM OPERATIONS	(19,870)	(4,798)	(597)	-	(25,265)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	54	(48)	6
Interest expense	(28,263)	-	(28)	48	(28,243)
Other, net	606	-	54	-	660
Total non-operating income (expense)	(27,657)	-	80	-	(27,577)

INCOME (LOSS) BEFORE INCOME TAXES	(47,527)	(4,798)	(517)	-	(52,842)
PROVISION (BENEFIT) FOR INCOME TAXES	(18,161)	(1,732)	(328)	-	(20,221)
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(29,366)	(3,066)	(189)	-	(32,621)
Net Income (Loss) of consolidated subsidiaries	(3,255)	-	-	3,255	-
NET INCOME (LOSS)	$(32,621)	$(3,066)	$(189)	$(3,255)	$(32,621)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
June 1, 2011 through August 19, 2011
(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$55,063	$980	$26,648	$(7,781)	$74,910
COST OF SALES (exclusive of amortization shown separately below)	17,070	722	12,944	(7,781)	22,955
GROSS MARGIN	37,993	258	13,704	-	51,955

OPERATING EXPENSES:
Research and development	2,390	2,471	34	-	4,895
Selling and marketing	5,321	568	4,621	-	10,510
Distribution	2,331	34	1,587	-	3,952
General and administrative	33,903	657	3,615	-	38,175
Amortization of intangibles	117	757	57	-	931
Total operating expenses	44,062	4,487	9,914	-	58,463

INCOME (LOSS) FROM OPERATIONS	(6,069)	(4,229)	3,790	-	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	46	-	117	(21)	142
Interest expense	-	-	(21)	21	-
Other, net	(246)	14	2,905	-	2,673
Total non-operating income (expense)	(200)	14	3,001	-	2,815

INCOME (LOSS) BEFORE INCOME TAXES	(6,269)	(4,215)	6,791	-	(3,693)
PROVISION (BENEFIT) FOR INCOME TAXES	1,497	(1,598)	2,782	-	2,681
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,766)	(2,617)	4,009	-	(6,374)
Net Income (Loss) of consolidated subsidiaries	1,392	-	-	(1,392)	-
NET INCOME (LOSS)	$(6,374)	$(2,617)	$4,009	$(1,392)	$(6,374)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2010
(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$122,289	$2,145	$57,389	$(16,636)	$165,187
COST OF SALES (exclusive of amortization shown separately below)	33,405	1,512	28,854	(16,636)	47,135
GROSS MARGIN	88,884	633	28,535	-	118,052

OPERATING EXPENSES:
Research and development	3,521	4,710	75	-	8,306
Selling and marketing	8,738	882	8,743	-	18,363
Distribution	4,858	62	3,052	-	7,972
General and administrative	10,470	1,503	5,116	-	17,089
Amortization of intangibles	270	1,771	122	-	2,163
Total operating expenses	27,857	8,928	17,108	-	53,893

INCOME (LOSS) FROM OPERATIONS	61,027	(8,295)	11,427	-	64,159

NON-OPERATING INCOME (EXPENSE):
Interest income	142	-	264	(60)	346
Interest expense	(12)	-	(67)	60	(19)
Other, net	50	(2)	11	-	59
Total non-operating income	180	(2)	208	-	386

INCOME (LOSS) BEFORE INCOME TAXES	61,207	(8,297)	11,635	-	64,545
PROVISION (BENEFIT) FOR INCOME TAXES	21,430	(2,904)	3,537		22,063
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	39,777	(5,393)	8,098	-	42,482
Net Income (Loss) of consolidated subsidiaries	2,705	-	-	(2,705)	-
NET INCOME (LOSS)	$42,482	$(5,393)	$8,098	$(2,705)	$42,482

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
August 20, 2011 through November 30, 2011
(amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(1,664)	$199	$13,581	$(10,233)	$1,883
Net cash used in investing activities	(1,941,000)	(199)	(701)	-	(1,941,900)
Net cash provided by ( used in) financing activities	1,655,166	-	(10,753)	10,752	1,655,165
Effect of exchange rate changes on cash and cash equivalents	-	-	(717)	(519)	(1,236)
Increase (decrease) in cash and cash equivalents	(287,498)	-	1,410	-	(286,088)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$26,806	$(89)	$10,158	$-	$36,875

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
June 1, 2011 through August 19, 2011
(amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$64,243	$144	$(13,821)	$(24,978)	$25,588
Net cash used in investing activities	(393)	(153)	(1,719)	-	(2,265)
Net cash provided by (used in) financing activities	68	-	(25,085)	25,083	66
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,924)	(105)	(3,029)
Increase (decrease) in cash and cash equivalents	63,918	(9)	(43,549)	-	20,360
Cash and cash equivalents at beginning of period	250,386	(80)	52,297	-	302,603
Cash and cash equivalents at end of period	$314,304	$(89)	$8,748	$-	$322,963

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2010
(amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by operating activities	$39,485	$379	$7,262	$603	$47,729
Net cash used in investing activities	(2,619)	(201)	(809)	-	(3,629)
Net cash provided by financing activities	202	-	-	-	202
Effect of exchange rate changes on cash and cash equivalents	-	-	1,990	(603)	1,387
Increase in cash and cash equivalents	37,068	178	8,443	-	45,689
Cash and cash equivalents at beginning of period	171,144	(278)	31,783	-	202,649
Cash and cash equivalents at end of period	$208,212	$(100)	$40,226	$-	$248,338

16.  COMMITMENTS AND CONTINGENCIES

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The FTC letter requested that we provide certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then. In 2008, the FTC formalized its document and information requests into a Civil Investigative Demand (“CID”) and also required us to provide certain additional information within the same general scope of its previous requests. The FTC also required that we provide to them the documents we provided to the Department of Justice (“DOJ”) as part of a DOJ investigation that was closed without further action in November 2010. We have been cooperating with the FTC and we intend to continue cooperating, and we are assured that the issuance of a formal CID does not indicate any dissatisfaction with our cooperation. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these complaints make substantially the same allegations. On January 11, 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in the antitrust class actions identified in Exhibit 99.1.  As we have previously reported, these actions have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay $22 million into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. The settlement is subject to preliminary and final approval by the court following notice to potential class members. The $22 million is reflected in "certain litigation expenses" on our condensed consolidated statement of operations.

Private securities litigation in the United States District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009. The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. In June 2011, the Court dismissed the complaint and closed the case. Plaintiffs filed a motion to reconsider, which was denied. In September 2011 plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. The Company will defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

In July 2011, in connection with the Acquisition, a series of six class action lawsuits were filed in the Superior Courts of Fulton County and Gwinnett County, Georgia, captioned as Hillary Kramer v. Immucor, Inc., et al., Civil Action No. 2011CV203124 (Fulton County), Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1 (Gwinnett County), Allan Pillay v. Immucor, Inc., et al., Civil Action No. 2011CV203339 (Fulton County), Larry Macintyre v. Immucor, Inc., et al., Civil Action No. 2011CV203397 (Fulton County), Irene Dixon v. Immucor, Inc., et al., Civil Action No. 2011CV203567 (Fulton County), and Gilbert Rosenthal v. Immucor, Inc., et al., Civil Action No. 11A079463 (Gwinnett County). All of these actions were brought on behalf of our public shareholders against, in various combinations, ourselves, our individual directors, certain of our executive officers, TPG Capital and certain of its affiliates. The actions asserted claims for breaches of fiduciary duties against our board of directors in connection with the Acquisition, and for aiding and abetting the purported breaches of fiduciary duties by the TPG Capital defendants. Some of the actions also included allegations that our Schedule 14D-9 filed with respect to the Acquisition failed to provide certain allegedly material information. The plaintiffs sought, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the Acquisition, rescission of the Acquisition to the extent it is consummated prior to the entry of a final judgment, and costs, expenses and disbursements of the action.

The Pillay case was dismissed without prejudice in August 2011; the Kramer, Macintyre and Dixon cases were dismissed without prejudice in September 2011; and the parties have agreed to stay the Rosenthal case in favor of the Schorsch case which remains pending in Gwinnett County. In the Schorsch case, which is the only case currently active, in August 2011 the Court denied plaintiff’s motion for preliminary injunction; and in October 2011 the plaintiff filed a Second Amended Complaint, which remains pending and which the defendants moved to dismiss in November 2011. The Court has not yet ruled on defendants’ motions to dismiss the Schorsch case. We will defend this case vigorously if it is not dismissed. At this time, we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

17.  RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2012

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.” This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price. The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method. Additionally, expanded disclosures will be required relating to multiple deliverable revenue arrangements. This update is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 during the first quarter of fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies testing for impairment by allowing an entity to first assess qualitative factors and determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. That determination can then be used to decide if it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption is permitted in certain circumstances. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the quarter ended November 30, 2011 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

18.  SUBSEQUENT EVENTS

On January 9, 2012 the Company accepted the resignation of Richard A. Flynt as Chief Financial Officer of the Company.  After a brief transition period, Mr. Flynt's employment under the Amended and Restated Employment Agreement dated June 10, 2011, between the Company and Mr. Flynt will terminate effective January 20, 2012.

Patrick Waddy, age 54, has been appointed Interim Chief Financial Officer.  Mr. Waddy has served as the Company’s Vice President of International Finance since 2007.  Mr. Waddy served as the Company’s Chief Financial Officer from August 2005 to December 2007.  Mr. Waddy is a Chartered Accountant. There are no family relationships between Mr. Waddy and any of the Company’s directors or executive officers.

Other than as set forth above or detailed previously in the document, there have been no subsequent events after November 30, 2011 for which disclosure is required.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Words such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the outcome of the administrative action received from the Food and Drug Administration;
•	the unexpected change in the mix of instruments being purchased instead of acquired through other means;
•	the failure of customers to efficiently integrate our instruments into their blood banking operations;
•	increased competition;
•	product development and regulatory obstacles;
•	the inability to hire and retain, and the unexpected loss of, key managers;
•	the outcome of any legal claims or regulatory investigations;
•	general economic conditions; and
•	other factors discussed in this report, particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly made subject to the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events.

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

NEO, our fourth generation automated instrument is targeted at large hospitals, donor centers and reference laboratories and replaces our previous high volume serology instrument, Galileo.

Echo, our third generation automated instrument, is a compact bench top, fully-automated walk-away serology instrument that meets the needs of the small- to medium-sized hospital market as well as integrated delivery networks that want to standardize the operations of their laboratories.

In August 2008, we added molecular immunohematology to our product portfolio with our acquisition of privately-held BioArray Solutions (“BioArray”). BioArray manufactures reagents which use DNA to type blood for transfusion. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, we believe that our molecular technology allows testing to prevent alloimmunization for better patient care.

Our Human Erythrocyte Antigen (“HEA”) molecular immunohematology product, our Human Platelet Antigen (“HPA”) molecular immunohematology product as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS™ database, are CE (“Conformité Européenne”) Marked denoting regulatory clearance in the European Union (“EU”). Our molecular offering is currently available for Research Use Only in the U.S.

Recent Developments

The following discusses recent material developments in our business.

Acquisition of the Company – On August 19, 2011, the Company was acquired through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”).  The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc, which was formed by investment funds affiliated with TPG Capital, L.P (“TPG Capital”). The acquisition was accomplished through a merger of Merger Sub with and into the Company, with the Company being the surviving company (the “Acquisition”). As a result of the Acquisition, the Company became a wholly owned subsidiary of the Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

Lower Industry Demand in the U.S. Market – Beginning early in our fiscal year 2010, we believe the U.S. market began experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. We believe industry demand in the U.S. market declined by approximately 3.5% during both our fiscal years 2010 and 2011.

Performance

In management’s discussion and analysis, we have presented the results of operations and cash flows separately for the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period), the period from August 20, 2011 to November 30, 2011 (the Successor fiscal 2012 period), and the six months ended November 30, 2010 (the Predecessor fiscal 2011 period). We have prepared our discussion and analysis of the results of operations and cash flows by comparing the combined results of the Predecessor and Successor fiscal 2012 periods (six months ended November 30, 2011) with those of the Predecessor six months ended November 30, 2010. We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended	Change
	November 30, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Net sales	$83,035	$81,546	$1,489	2%
Gross margin	40,609	58,385	(17,776)	-30%
Gross margin percentage	48.9%	71.6%
Operating expenses	65,322	26,428	38,894	147%
Income (loss) from operations	(24,713)	31,957	(56,670)	-177%
Non-operating income (expense)	(24,173)	90	(24,263)	NM
Income (loss) before income tax	(48,886)	32,047	(80,933)	-253%
Provision (benefit) for income tax	(18,707)	10,984	(29,691)	-270%
Net income (loss)	$(30,179)	$21,063	$(51,242)	-243%

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended	Change
	November 30, 2011	August 19, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Net sales	$94,425	$74,910	$165,187	$4,148	3%
Gross margin	44,843	51,955	118,052	(21,254)	-18%
Gross margin percentage	47.5%	69.4%	71.5%
Operating expenses	70,108	58,463	53,893	74,678	139%
Income (loss) from operations	(25,265)	(6,508)	64,159	(95,932)	-150%
Non-operating income (expense)	(27,577)	2,815	386	(25,148)	NM
Income (loss) before income tax	(52,842)	(3,693)	64,545	(121,080)	-188%
Provision (benefit) for income tax	(20,221)	2,681	22,063	(39,603)	-179%
Net income (loss)	$(32,621)	$(6,374)	$42,482	$(81,477)	-192%

Revenue for the Successor quarter ended November 30, 2011 was $83.0 million compared to $81.5 million in the Predecessor quarter ended November 30, 2010.  The $1.5 million increase was primarily driven by increased Capture revenue partially driven by additional ship cycles in the quarter and incremental revenue from instrument placements offset by lower traditional reagent revenue resulting from lower industry demand in the U.S. market.

Consolidated gross margin was 48.9% in the Successor quarter ended November 30, 2011 and 71.6% in the Predecessor quarter ended November 30, 2010.  Gross margin in the current year quarter was negatively impacted by the amortization of the fair value adjustment to inventory resulting from the Acquisition of the Company. Amortization of intangible assets recorded from the Acquisition and interest expense relating to the debt recorded from the Acquisition along with the settlement of the antitrust class action lawsuit drove the 243% decrease in net income.

Revenue was $94.4 million in the Successor fiscal 2012 period and $74.9 million in Predecessor fiscal 2012 period compared to $165.2 million in the Predecessor fiscal 2011 period. The overall increase of $4.1 million was primarily due to favorable fluctuations in foreign currency exchange rates of $3.1 million.

Consolidated gross margin was 47.5% in the Successor fiscal 2012 period and 69.4% in Predecessor fiscal 2012 period yielding a combined consolidated gross margin of 57.2% for the first six months of fiscal 2012.  This was a decrease from the 71.5% achieved in the Predecessor 2011 period. Gross margin in the Successor fiscal 2012 period was negatively impacted by the amortization of the fair value adjustment to inventory and gross margin in the Predecessor fiscal 2012 period was negatively impacted by the acceleration of share-based compensation expense both resulting from the Acquisition of the Company. The acceleration of share-based compensation expense, transaction costs, amortization of intangibles that all relate to the Acquisition and the settlement of the antitrust class action lawsuit drove the 139% increase in operating expenses and those expenses along with interest expense relating to the debt incurred as a result of the Acquisition drove the 192% decrease in net income.

Results of Operations

Net Sales

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended	Change
	November 30, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Traditional reagents	$47,696	$49,647	$(1,951)	-4%
Capture reagents	22,393	19,029	3,364	18%
Instruments	11,458	11,565	(107)	-1%
Molecular immunohematology	1,488	1,305	183	14%
	$83,035	$81,546	$1,489	2%

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended	Change
	November 30, 2011	August 19, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Traditional reagents	$53,991	$42,936	$99,268	$(2,341)	-2%
Capture reagents	25,648	21,239	40,673	6,214	15%
Instruments	13,077	9,457	22,511	23	0%
Molecular immunohematology	1,709	1,278	2,735	252	9%
	$94,425	$74,910	$165,187	$4,148	3%

Traditional reagent revenue for the Successor quarter ended November 30, 2011 was $47.7 million compared to $49.6 million in the Predecessor quarter ended November 30, 2010.  The $2.0 million decrease in sales revenue was driven primarily by weaker industry demand in the U.S. market. Traditional reagent revenue was $54.0 million in the Successor fiscal 2012 period and $42.9 million in the Predecessor fiscal 2012 period compared to $99.3 million in the Predecessor fiscal 2011 period. The overall decrease was $2.3 million, or 2%. While traditional reagent revenue benefited by $1.6 million from fluctuations in foreign currency exchange rates, lower sales revenue from weaker industry demand in the U.S. market resulted in an overall decrease in traditional reagent revenue. Additionally, traditional reagent revenue is negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in traditional reagent revenue when the instrument is placed with a current customer. With our automation strategy, we expect this trend to continue.

Capture reagent revenue for the Successor quarter ended November 30, 2011 was $22.4 million compared to $19.0 million in the Predecessor quarter ended November 30, 2010.  The $3.4 million increase was partially driven by additional ship cycles in the quarter and incremental revenue from instrument placements.  Capture reagent revenue was $25.6 million in the Successor fiscal 2012 period and $21.2 million in the Predecessor fiscal 2012 period compared to $40.7 million in the Predecessor fiscal 2011 period. The overall increase of $6.2 million, or 15%, was primarily driven by additional ship cycles and incremental revenue from instrument placements. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Instrument revenue for the Successor quarter ended November 30, 2011 was generally in line with revenue in the Predecessor quarter ended November 30, 2010.  Instrument revenue was $13.1 million in the Successor fiscal 2012 period and $9.5 million in the Predecessor fiscal 2012 period compared to $22.5 million in the Predecessor fiscal 2011 period. Overall, instrument revenue was essentially flat.

Molecular immunohematology revenue was $1.5 million and $1.3 million for the Successor quarter ended November 30, 2011 and the Predecessor quarter ended November 30, 2010, respectively.  Molecular immunohematology revenue was $1.7 million in the Successor fiscal 2012 period and $1.3 million in the Predecessor fiscal 2012 period compared to $2.7 million in the Predecessor fiscal 2011 period. Overall, molecular immunohematology was essentially flat.

Gross Margins (1)

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
	November 30, 2011		November 30, 2010		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents	$20,715	43.4%	$40,190	81.0%	$(19,475)
Capture reagents	17,635	78.8%	15,044	79.1%	2,591
Instruments	2,077	18.1%	2,611	22.6%	(534)
Molecular immunohematology	182	12.2%	540	41.4%	(358)
	$40,609	48.9%	$58,385	71.6%	$(17,776)

	Successor		Predecessor
	August 20, 2011		June 1, 2011		Six Months
	through		through		Ended
	November 30, 2011		August 19, 2011		November 30, 2010		Change
	Amount	Margin %	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)		(in '000)
Traditional reagents	$22,757	42.1%	$32,481	75.6%	$80,014	80.6%	$(24,776)
Capture reagents	20,090	78.3%	16,887	79.5%	32,434	79.7%	4,543
Instruments	1,893	14.5%	2,053	21.7%	4,426	19.7%	(480)
Molecular immunohematology	103	6.0%	534	41.8%	1,178	43.1%	(541)
	$44,843	47.5%	$51,955	69.4%	$118,052	71.5%	$(21,254)

(1) The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margin on traditional reagents was 43.4% for the Successor quarter ended November 30, 2011 compared with 81.0% for the Predecessor quarter ended November 30, 2010.  The decrease in gross margin in the Successor quarter is primarily driven by expenses related to the amortization of the fair value of inventory of $17.9 million.

Gross margin on traditional reagents was 42.1% in the Successor fiscal 2012 period and 75.6% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 57.0% was lower than the 80.6% in the Predecessor fiscal 2011 period.  The decrease in gross margin in the Successor fiscal 2012 period is primarily driven by expenses related to the amortization of the fair value of inventory of $20.2 million and the decrease in gross margin in the Predecessor fiscal 2012 period is primarily driven by expenses related to accelerated share-based compensation costs of $2.0 million, both arising from the Acquisition of the Company.

Capture reagent gross margin was 78.8% for the Successor quarter ended November 30, 2011 compared with 79.1% for the Predecessor quarter ended November 30, 2010.  The slight decrease in margin was primarily related to product mix.

Capture reagents gross margin was 78.3% in the Successor fiscal 2012 period and 79.5% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 78.9% was slightly lower than the 79.7% in the Predecessor fiscal 2011 period.  Gross margin decreased primarily due to an increase in reagent rentals and the related increase in the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margin on instruments was 18.1% for the Successor quarter ended November 30, 2011 compared with 22.6% for the Predecessor quarter ended November 30, 2010.  Gross margin on instruments was 14.5% in the Successor fiscal 2012 period and 21.7% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 17.5% compared with the 19.7% in the Predecessor fiscal 2011 period.  The reduction of gross margin in both the Successor quarter and the Successor year to date period was due to a reduction in the amount of deferred revenue recognized as a result of the Acquisition.

Operating Expenses

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended	Change
	November 30, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Research and development	$5,146	$3,881	$1,265	33%
Selling and marketing	9,933	9,221	712	8%
Distribution	4,576	3,940	636	16%
General and administrative	11,205	8,303	2,902	35%
Amortization expense	12,462	1,083	11,379	1051%
Certain litigation expenses	22,000	-	22,000	100%
Total operating expenses	$65,322	$26,428	$38,894	147%

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended	Change
	November 30, 2011	August 19, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Research and development	$5,769	$4,895	$8,306	$2,358	28%
Selling and marketing	11,045	10,510	18,363	3,192	17%
Distribution	5,225	3,952	7,972	1,205	15%
General and administrative	11,959	38,175	17,089	33,045	193%
Amortization expense	14,110	931	2,163	12,878	595%
Certain litigation expenses	22,000	-	-	22,000	100%
Total operating expenses	$70,108	$58,463	$53,893	$74,678	139%

Research and development expenses increased $1.3 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010 primarily due to increased spend on projects in the Successor quarter.

Research and development expenses were $5.8 million in the Successor fiscal 2012 period and $4.9 million in the Predecessor fiscal 2012 period compared to $8.3 million in the Predecessor fiscal 2011 period. The overall increase of $2.3 million, or 28%, was primarily due to $1.4 million of increased spend on projects in the Successor fiscal 2012 period.  Additionally, $0.9 million of compensation expense in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Selling and marketing expenses increased $0.7 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010.

Selling and marketing expenses were $11.0 million in the Successor fiscal 2012 period and $10.5 million in the Predecessor fiscal 2012 period compared to $18.4 million in the Predecessor fiscal 2011 period. The overall increase of $3.2 million, or 17%, was primarily due to an increase in other compensation related expenses.  Additionally, $1.3 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Distribution expenses increased $0.6 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010 primarily due to increases in warehouse expenses and freight costs.

Distribution expenses were $5.2 million in the Successor fiscal 2012 period and $4.0 million in the Predecessor fiscal 2012 period compared to $8.0 million in the Predecessor fiscal 2011 period. The overall increase of $1.2 million, or 15%, was due to increases in warehouse expenses and freight costs.  Additionally, $0.2 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition.

General and administrative expenses increased $2.9 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010 primarily due to higher legal expenses and $0.8 million of monitoring fees pursuant to a management services agreement with TPG Capital.

General and administrative expenses were $12.0 million in the Successor fiscal 2012 period and $38.2 million in the Predecessor fiscal 2012 period compared to $17.1 million in the Predecessor fiscal 2011 period. The overall increase of $33.0 million was primarily due to $18.9 million of transaction costs in the Predecessor fiscal 2012 period related to the Acquisition.  Additionally, $10.2 million of compensation expense was recognized is in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.  During the Successor fiscal 2012 period $1.0 was expensed for monitoring fees pursuant to a management services agreement with TPG Capital.

Amortization expenses increased $11.4 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010.  Amortization expense was $14.1 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared to $2.2 million in the Predecessor fiscal 2011 period. The overall increase for year to date fiscal 2012 was $12.9 million.  The increase in both the Successor quarter and the Successor year to date periods was related to amortizing intangible assets which were recorded in the Successor fiscal 2012 period relating to the Acquisition.

Certain litigation expenses of $22 million recorded in the Successor quarter ended November 30, 2011 relate to the settlement of the antitrust class action lawsuit (See Part II, Item 1 – Legal Proceedings for further discussion).

Non-Operating Income

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended	Change
	November 30, 2011	November 30, 2010	Amount	%
($ in thousands)
Non-operating income (expense)	$(24,173)	$90	$(24,263)	NM

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended	Change
	November 30, 2011	August 19, 2011	November 30, 2010	Amount	%
	($ in thousands)	($ in thousands)
Non-operating income (expense)	$(27,577)	$2,815	$386	$(25,148)	NM

Non-operating income (expense) decreased $24.3 million when comparing the Successor quarter ended November 30, 2011 to the Predecessor quarter ended November 30, 2010 primarily due to $28.2 million of interest expense relating to the Company’s long-term debt.

Non-operating income (expense) was expense of $27.6 million in the Successor fiscal 2012 period and income of $2.8 million in the Predecessor fiscal 2012 period compared to $0.4 million of income in the Predecessor fiscal 2011 period.  Realized foreign exchange gains relating to the settlement of intercompany balances accounted for $2.9 million of the income in the Predecessor fiscal 2012 period.  During the Successor fiscal 2012 period non-operating income (expense) included interest expense relating to the Company’s long-term debt of $28.2 million.

Income Taxes

The effective tax rate for the Successor quarter ended November 30, 2011 and the Predecessor quarter ended November 30, 2010 was 38.3% and 34.3%, respectively.  The effective tax rate was higher during the Successor   quarter primarily due to the utilization of foreign tax credits.

The effective tax rate for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the Predecessor fiscal 2011 period was 38.3%, (72.6)% and 34.2%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor fiscal 2012 period primarily relates to foreign tax credits. The difference between the federal statutory rate and the effective tax rate for the Predecessor fiscal 2012 period primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Liquidity and Capital Resources

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Six Months
	through	through	Ended
	November 30, 2011	August 19, 2011	November 30, 2010
	(in thousands)	(in thousands)
Net cash provided by operating activities	$1,883	$25,588	$47,729
Net cash used in investing activities	(1,941,900)	(2,265)	(3,629)
Net cash provided by financing activities	1,655,165	66	202
Effect of exchange rate changes on cash and cash equivalents	(1,236)	(3,029)	1,387
(Decrease) increase in cash and cash equivalents	$(286,088)	$20,360	$45,689

Our cash and cash equivalents were $36.9 million at November 30, 2011 (Successor), as compared with $302.6 million at May 31, 2011 (Predecessor).  The reduction in our cash position resulted primarily from $301.1 million of net cash used in the Acquisition.

Operating Activities – Net cash provided by operating activities was $1.9 million for the Successor fiscal 2012 period and $25.6 million for the Predecessor fiscal 2012 period compared with $47.7 million for the Predecessor fiscal 2011 period.  The reduction in cash provided by operating activities primarily relates to transaction costs of $16.9 million relating to the Acquisition which was accounted for in operating cash in the Successor fiscal 2012 period.

Investing Activities – Net cash used in investing activities was $1.9 billion for the Successor fiscal 2012 period and $2.3 million for the Predecessor fiscal 2012 period, compared with $3.6 million for the Successor fiscal 2011 period.  The purchase of property and equipment was the primary use of cash in both of the Predecessor periods of fiscal 2012 and fiscal 2011.  In the Successor period of fiscal 2012, $2.5 million was used for the purchase of property and equipment and $1.9 billion was used in the Acquisition.

Financing Activities – Net cash provided by financing activities was $1.7 billion during the Successor fiscal 2012 period and $0.1 million during the Predecessor fiscal 2012 period, compared with $0.2 million in the Predecessor fiscal 2011 period.  During the Successor fiscal 2012 period, we received $991 million in proceeds from long-term debt and $706 million in equity contributions, net of costs.  Additionally, we paid $43 million of deferred debt issuance costs.  During the Predecessor fiscal 2012 period, we had a cash outflow of $0.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $0.4 million in the Predecessor fiscal 2011 period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows.  During both the Predecessor fiscal 2012 and Predecessor fiscal 2011 periods we received $0.5 million in proceeds from stock option exercises.

Contingent Liabilities

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. (See Part II, Item 1 – Legal Proceedings for further discussion.) Although we believe we have meritorious defenses to the claims and other issues asserted in such matters, one or more of such matters or any future legal matters may have an adverse effect on the Company or our financial position. Contingent liabilities are described in Note 16 to the condensed consolidated financial statements.

Future Cash Requirements and Restrictions

In conjunction with the Acquisition, we have entered into Senior Credit Facilities, including a $615 million term loan facility and a $100 million revolving facility.  We also issued $400 million principal amount of notes.  There were no borrowings under the revolving facility as of November 30, 2011.  Our term loan facility requires annual payment of 1% of the original principal amount due in quarterly installments.  Required principal and interest payments related to our senior term loan facility are $6.1 million and $38.5 million, respectively, for the next 12 months.  Required interest payments related to the notes is $44.5 million for the next 12 months.  We expect that cash and cash equivalents and cash flows from operations together with available borrowings from the revolving facility will be sufficient to support our operations, planned capital expenditures and debt service requirements for at least the next 12 months.   Our ongoing ability to meet our substantial debt service and other obligations will depend upon future performance, which may be subject to economic and regulatory factors that are not in our control. There are no legal restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual obligations

The following table sets forth our contractual obligations and other commitments as of November 30, 2011:

Contractual Obligations	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$10,761	$2,764	$4,622	$3,375	$-
Purchase obligations	15,181	15,181	-	-	-
Senior Credit Facilities (1) (2)	615,000	6,150	12,300	12,300	584,250
Notes (2)	400,000	-	-	-	400,000
Interest	646,590	83,056	176,502	174,836	212,196
Total contractual cash obligations	$1,687,532	$107,151	$193,424	$190,511	$1,196,446

(1)	The Senior Credit Facilities are comprised of a $615.0 million senior secured term loan and a $100.0 million senior secured revolving loan facility.
(2)	Amounts shown do not include interest.

In addition to the obligations in the table above, approximately $8.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.0 million.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Non-GAAP Disclosures

Adjusted EBITDA is defined as EBITDA (net income before interest, taxes, depreciation and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present adjusted EBITDA because we consider it an important supplemental measure of our performance and as a measure of compliance under our credit agreement.

Under our credit agreement, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured net debt divided by the total of the last twelve months, or “LTM,” adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. At November 30, 2011, our senior secured leverage ratio was 3.74.

We use adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period over period, including for incentive program purposes. We view adjusted EBITDA as a useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The inclusion of these supplementary adjustments are appropriate to provide additional information to readers about certain material non-cash items; unusual or non-recurring items that we do not expect to continue in the future; and other adjustments permitted in calculating adjusted EBITDA under our credit agreement (although adjusted EBITDA as set forth below may not equal adjusted EBITDA as calculated under our credit agreement).

Adjusted EBITDA for the three months ended November 30, 2011 and 2010, the six months ended November 30, 2011 separated into the Successor and Predecessor periods and the six months ended November 30, 2010 is calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	August 20, 2011 to	June 1, 2011 to	Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	August 19, 2011	November 30, 2011

Net income (loss)	$(30,179)	$21,063	$(32,621)	$(6,374)	$42,482
Interest expense (income), net	24,844	(128)	28,237	(142)	(327)
Income tax expense (benefit)	(18,707)	10,984	(20,221)	2,681	22,063
Depreciation and amortization	16,497	4,492	18,592	4,264	8,875
EBITDA	$(7,545)	$36,411	$(6,013)	$429	$73,093

Adjustments to EBITDA:
Stock-based compensation(i)	-	1,437	-	16,233	3,176
Transaction costs and transaction related fees (ii)	1,321	-	1,321	18,863	-
Specified legal fees (iii)	694	198	1,004	-	396
Sponsor fee (iv)	750	-	856	-	-
Non-cash impact of purchase accounting (v)	19,941	-	22,465	-	-
Certain non-recurring expenses and other (vi)	22,663	(140)	19,120	2,444	715
Adjusted EBITDA	$37,824	$37,906	$38,753	$37,969	$77,380

i.	Represents non-cash stock-based compensation.
ii.	Related to legal, accounting and other costs related to the Acquisition.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with TPG Capital.
v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.
vi.	Represents non-recurring items not included in captions above.

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The term adjusted EBITDA is not defined under GAAP and adjusted EBITDA is not a measure of net income, operating income or any other performance measure derived in accordance with GAAP.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•
Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using adjusted EBITDA as supplemental information.

Critical Accounting Policies

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the condensed consolidated financial statements included with this report and the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-4 filed on November 22, 2011. Senior management has discussed our critical accounting policies and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure. We believe that our most critical accounting policies and estimates relate to the following:

i. Revenue recognition
ii. Trade accounts receivable and allowance for doubtful accounts
iii. Inventories
iv. Goodwill
v. Income taxes

i) Revenue Recognition

In accordance with ASC 605, “Revenue Recognition,” we recognize revenue when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company’s revenue is generated from the following sources.

Reagents (without price guarantees) – the selling price of reagents (without price guarantees) is based on vendor specific objective evidence (“VSOE”) of fair value by reference to the price our customers are required to pay for the reagents when sold separately.

Reagents (with price guarantees) – the selling price of reagents (with price guarantees) is based on management’s best estimate of selling price (“MBESP”).  In determining MBESP, we consider the following: (1) our pricing practices as it relates to future price increases, (2) the overall economic conditions, and (3) competitor pricing.  Revenue from the sale of the Company’s reagents (both with and without price guarantees) to end users is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.  Revenue from the sale of the Company’s reagents to distributors is recognized FOB customs clearance when both title and risk of loss transfer to the customer.

Instrument sales – the selling price of our instruments is based on MBESP.  In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the instruments, and (3) competitor pricing.  Revenue from instrument sales is recognized when the instrument has been installed and accepted by the customer.

Consumables (part kits) – the selling price of our consumables is based on MBESP.  In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from consumables is recognized when the consumables have been delivered.

Training – the selling price of training  is based on VSOE of fair value by reference to the price our customers are required to pay for training when training services are sold separately (through additional/incremental training sessions).  Revenue from training services is recognized as the training services are provided.

General Support Agreements – the selling price of general support agreements is based on VSOE by reference to the price our customers are required to pay for the general support agreements when sold separately via renewals.  Revenue from general support agreements is recognized over the term of the agreement.

Instrument leases – the selling price of instrument leases is based on MBESP.  In determining MBESP, we consider the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.   Revenue from instrument leases is recognized over the term of the operating lease, which is generally 60 months.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at November 30, 2011, totaling $67.1 million, and at May 31, 2011, totaling $63.3 million, are net of allowances for doubtful accounts of $0.3 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered. On August 19, 2011, in connection with the Acquisition of the Company, trade receivables were written down to the amount expected to be recovered and the allowance for doubtful accounts was set to zero.

iii) Inventories

Typically, inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of income as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  In connection with the Acquisition of the Company on August 19, 2011, a fair value adjustment of $25.4 million increased inventory to net realizable value, which is currently greater than replacement cost.  As of November 30, 2011, $20.7 million of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period. No material changes have been made to the inventory policy during the second quarter of fiscal 2012.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives are amortized over their useful lives.

We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired we first assess qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount.  If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we then compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although an ASC 740, “Income Taxes,” provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

vi) Share-based Employee Compensation (Predecessor)

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

We calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of stock options granted after the effective date of ASC 718 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of ASC 718. As of the Acquisition Date, the APIC pool has been reset to zero.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position since the filing of its Registration Statement on Form S-4 on November 22, 2011.  For further details regarding the quantitative and qualitative disclosures about market risk, see Quantitative and Qualitative Disclosures About Market Risk for the fiscal year ended May 31, 2011, contained in the Company’s Registration Statement on Form S-4.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

Since the filing of the Company’s Registration Statement on Form S-4 on November 22, 2011, there have been no material developments concerning the previously-reported investigation of the Company by the Federal Trade Commission, private securities litigation in the United States District of North Georgia, and shareholder lawsuit in Gwinnett County, Georgia.

As previously reported, beginning in May 2009 a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. The cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  On January 11, 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in these cases, which are identified in Exhibit 99.1.  Under the terms of the settlement agreement, the Company will pay $22 million into a settlement fund in exchange for a release by all potential class members of the claims enumerated in these cases, as well as a dismissal of these cases with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement.   The settlement is subject to preliminary and final approval by the court following notice to potential class members.

Other than as set forth above or as previously reported in our Registration Statement on Form S-4 filed with the SEC on November 22, 2011, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors set forth in our Registration Statement on Form S-4 filed on November 22, 2011. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-4 which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form S-4 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 5.  Other Information

On January 9, 2012 the Company accepted the resignation of Richard A. Flynt as Chief Financial Officer of the Company.  After a brief transition period, Mr. Flynt's employment under the Amended and Restated Employment Agreement dated June 10, 2011, between the Company and Mr. Flynt will terminate effective January 20, 2012.

Patrick Waddy, age 54, has been appointed Interim Chief Financial Officer.  Mr. Waddy has served as the Company’s Vice President of International Finance since 2007.  Mr. Waddy served as the Company’s Chief Financial Officer from August 2005 to December 2007.  Mr. Waddy is a Chartered Accountant. There are no family relationships between Mr. Waddy and any of the Company’s directors or executive officers.

On January 11, 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in the antitrust class actions identified in Exhibit 99.1.  As we have previously reported, these actions have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  Under the terms of the settlement agreement, which is subject to preliminary and final approval by the court following notice to potential class members, the Company will pay $22 million into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement.

ITEM 6.  Exhibits

10.1
Employment Agreement by and among the Company, IVD Holdings, Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4, No. 333-178102).

10.2
Form of Management Stockholders’ Agreement by and among the Company, IVD Holdings, Inc. and the Managers and Investors named therein (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4, No. 333-178102).

10.3
Amended and Restated Employment Agreement by and between the Company and Richard A. Flynt, effective June 10, 2011 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011)

10.4	Settlement Agreement for Immucor, Inc., In Re: Blood Reagents Antitrust Litigation
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1	Summary of Lawsuits
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.
(Registrant)

Date: January 13, 2012	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: January 13, 2012	By:	/s/ Patrick D. Waddy
Patrick D. Waddy, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.4	Settlement Agreement for Immucor, Inc., In Re: Blood Reagents Antitrust Litigation

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Lawsuits

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.