Form 10-Q
period 2012-02-29
IMMUCOR INC
filed 2012-04-11
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   February 29, 2012
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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 30, 2012: Common Stock, $0.00 Par Value – 100

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of February 29, 2012 (Successor) (unaudited) and as of May 31, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Operations for the three months ended February 29, 2012 (Successor) and February 28, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Operations for the periods August 20, 2011 to February 29, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and the nine months ended February 28, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the period June 1, 2011 to August 19, 2011 (Predecessor) and August 20, 2011 to February 29, 2012 (Successor)

Unaudited Condensed Consolidated Statements of Cash Flows for the periods August 20, 2011 to February 29, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the nine months ended February 28, 2011 (Predecessor)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	Successor	Predecessor

	February 29, 2012	May 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,005	$302,603
Trade accounts receivable, net of allowance for doubtful accounts of $323 and $2,157 at February 29, 2012 and May 31, 2011, respectively	67,798	63,324
Inventories	34,745	32,914
Deferred income tax assets, current portion	6,507	15,884
Prepaid expenses and other current assets	5,854	11,164
Total current assets	142,909	425,889

PROPERTY AND EQUIPMENT, Net	65,548	58,216
GOODWILL	960,219	93,767
INTANGIBLE ASSETS, Net	749,367	54,133
DEFERRED FINANCING COSTS, Net	39,986	-
OTHER ASSETS	682	1,122
Total assets	$1,958,711	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,454	$10,790
Accrued expenses and other current liabilities	51,178	20,331
Income taxes payable	11,981	8,294
Deferred revenue, current portion	2,983	7,495
Current portion of long term debt, net of debt discounts	3,960	-
Total current liabilities	81,556	46,910

LONG TERM DEBT, NET OF DEBT DISCOUNTS	987,215	-
DEFERRED REVENUE	501	6,080
DEFERRED INCOME TAX LIABILITIES	245,386	9,264
OTHER LONG-TERM LIABILITIES	2,312	2,001
Total liabilities	1,316,970	64,255
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY:
Successor: Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 29, 2012	-	-
Predecessor: Common stock, $0.10 par value, 120,000,000 shares authorized, 70,367,219 issued and outstanding as of May 31, 2011	-	7,037
Additional paid-in capital	706,547	45,729
(Accumulated deficit) Retained earnings	(41,752)	499,152
Accumulated other comprehensive (loss) income	(23,054)	16,954
Total shareholders' equity	641,741	568,872
Total liabilities and shareholders' equity	$1,958,711	$633,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011

NET SALES	$81,370	$83,349
COST OF SALES (exclusive of amortization shown separately below)	28,588	24,330
GROSS MARGIN	52,782	59,019

OPERATING EXPENSES:
Research and development	3,775	3,733
Selling and marketing	9,608	8,430
Distribution	4,496	3,982
General and administrative	13,396	7,936
Amortization of intangibles	12,394	1,071
Total operating expenses	43,669	25,152

INCOME FROM OPERATIONS	9,113	33,867

NON-OPERATING INCOME (EXPENSE):
Interest income	-	174
Interest expense	(24,143)	(29)
Other, net	(60)	(94)
Total non-operating income (expense)	(24,203)	51

(LOSS) INCOME BEFORE INCOME TAXES	(15,090)	33,918
(BENEFIT) PROVISION FOR INCOME TAXES	(5,959)	11,232
NET (LOSS) INCOME	$(9,131)	$22,686

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)
(Unaudited)

	Successor	Predecessor
	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011

NET SALES	$175,795	$74,910	$248,536
COST OF SALES (exclusive of amortization shown separately below)	78,170	22,955	71,465
GROSS MARGIN	97,625	51,955	177,071

OPERATING EXPENSES:
Research and development	9,544	4,895	12,039
Selling and marketing	20,653	10,510	26,793
Distribution	9,721	3,952	11,954
General and administrative	25,355	38,175	25,025
Amortization expense	26,504	931	3,234
Certain litigation expenses	22,000	-	-
Total operating expenses	113,777	58,463	79,045

(LOSS) INCOME FROM OPERATIONS	(16,152)	(6,508)	98,026

NON-OPERATING INCOME (EXPENSE):
Interest income	6	142	520
Interest expense	(52,386)	-	(48)
Other, net	600	2,673	(35)
Total non-operating income (expense)	(51,780)	2,815	437

(LOSS) INCOME BEFORE INCOME TAXES	(67,932)	(3,693)	98,463
(BENEFIT) PROVISION FOR INCOME TAXES	(26,180)	2,681	33,295
NET (LOSS) INCOME	$(41,752)	$(6,374)	$65,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In	Retained Earnings/ Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Predecessor:
BALANCE, May 31, 2011	70,367	$7,037	$45,729	$499,152	$16,954	$568,872
Shares issued under employee stock plan	415	41	485	-	-	526
Share-based compensation expense	-	-	16,233	-	-	16,233
Stock repurchases and retirements	(103)	(10)	(448)	-	-	(458)
Comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	(2,153)	(2,153)
Net loss	-	-	-	(6,374)	-	(6,374)
Total comprehensive loss						(8,527)

BALANCE, August 19, 2011	70,679	$7,068	$61,999	$492,778	$14,801	$576,646

*Accumulated Other Comprehensive Income balance primarily consists of foreign currency translation adjustments and has no tax effect.

Successor:
BALANCE, August 20, 2011	-	$-	$-	$-	$-	$-

Capital contribution from parent, net of costs	100	-	706,233	-	-	706,233
Share-based compensation expense	-	-	314	-	-	314
Comprehensive loss:
Net loss	-	-	-	(41,752)	-	(41,752)
Foreign currency translation adjustments	-	-	-	-	(21,877)	(21,877)
Cash flow hedges, net of tax	-	-	-	-	(1,177)	(1,177)
Total comprehensive loss						(64,806)

BALANCE, February 29, 2012	100	$-	$706,547	$(41,752)	$(23,054)	$641,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Successor	Predecessor
	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011
OPERATING ACTIVITIES:
Net (loss) income	$(41,752)	$(6,374)	$65,168
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,187	4,321	13,411
Non-cash interest expense	3,795	-	-
Loss on retirement of fixed assets	338	135	712
Provision for doubtful accounts	323	185	396
Share-based compensation expense	314	16,233	4,509
Deferred income taxes	(32,156)	(3,974)	5,142
Excess tax benefit from share-based compensation	-	-	(104)
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,887)	(3,938)	(1,646)
Income taxes	(631)	3,317	(5,183)
Inventories	15,262	(3,242)	(5,027)
Other assets	(621)	6,459	1,293
Accounts payable	4,232	(4,023)	(168)
Deferred revenue	(547)	(920)	(2,250)
Accrued expenses and other liabilities	14,481	17,409	(2,587)
Cash provided by (used in) operating activities	(4,662)	25,588	73,666

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,286)	(2,265)	(5,533)
Acquisition of Immucor, Inc.	(1,939,387)	-	-
Cash used in investing activities	(1,942,673)	(2,265)	(5,533)

FINANCING ACTIVITIES:
Proceeds from long-term debt	991,406	-	-
Proceeds from capital contributions, net of costs	706,233	-	-
Payment of debt issuance costs	(42,474)	-	-
Repayments of long-term debt	(1,538)	-	-
Repurchase of common stock	-	(458)	(351)
Proceeds from exercise of stock options	-	524	677
Excess tax benefit from share-based compensation	-	-	104
Cash provided by financing activities	1,653,627	66	430

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,250)	(3,029)	3,466
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(294,958)	20,360	72,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,963	302,603	202,649
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,005	$322,963	$274,678

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$6,501	$3,414	$33,318
Interest paid	38,828	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	8,740	1,618	8,657

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business
Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood for the purpose of blood transfusion. The Company operates facilities in the United States, Canada, Western Europe and Japan.  The unaudited condensed consolidated financial statements include the accounts of the Company.

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

The Company continued as the same legal entity after the Acquisition, however, a new accounting basis was established upon accounting for the merger as a business combination. The accompanying unaudited condensed consolidated statements of operations, cash flows and equity are presented for the quarter ended February 29, 2012 and the year to date ended February 29, 2012, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to February 29, 2012), which relate to the period preceding the Acquisition and the period succeeding the Acquisition. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for the year ending May 31, 2012, or any other period.

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
$2,027,646

Preliminary Purchase Price Allocation

The Acquisition was recorded under the acquisition method of accounting by the Parent and pushed-down to the Company by allocating the purchase consideration of $1.9 billion to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the Acquisition Date. The allocation of purchase price is based on management’s judgment after evaluating several factors, including, but not limited to, valuation assessments of tangible and intangible assets. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed of $974.4 million is recorded as goodwill. The goodwill arising from the Acquisition consists largely of the commercial potential of the Company and the value of the assembled workforce.

The following sets forth the Company’s preliminary purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	974,426
Current liabilities	(55,863)
Deferred revenue	(4,107)
Deferred tax assets and liabilities - net	(273,270)
Other assets and liabilities - net	3,914
Total purchase price allocation:	$1,939,387

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

The Company has acquired intangible assets, not including goodwill, totaling approximately $779.9 million in the Acquisition. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $290.8 million to offset the future book amortization related to these intangibles. None of the goodwill of approximately $974.4 million resulting from the Acquisition is deductible for tax purposes.

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

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in thousands)		(in thousands)

Revenue	$81,370	$83,349	$250,705	$248,536
Net loss	$(9,131)	$(441)	$(47,245)	$(4,225)

3.	RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a management services agreement with TPG Capital pursuant to which TPG Capital received on the closing date an aggregate transaction fee of $18 million in cash, of which $8.0 million was capitalized as deferred debt issue costs relating to the commercial banking services that TPG Capital provided in conjunction with negotiating the debt arrangements. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, TPG Capital will receive an aggregate annual monitoring fee of $3 million that is prepaid quarterly. In the Successor quarter ended February 29, 2012, $1.0 million was recorded for monitoring fees and expenses and is included in selling, general and administrative expenses in the consolidated statement of operations. During the Successor fiscal 2012 period, approximately $1.8 million was recorded for monitoring fees and expenses and is included in general and administrative expenses in the consolidated statement of operations.

4.	INVENTORIES

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). However, in relation to the Acquisition on August 19, 2011, a fair value adjustment of $25.4 million increased inventory to net realizable value, which was greater than replacement cost.  As of February 29, 2012, all of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period and inventories are again stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

	Successor	Predecessor
	February 29, 2012	May 31, 2011
	(in thousands)	(in thousands)

Raw materials and supplies	$10,627	$9,506
Work in process	4,522	4,012
Finished goods	19,596	19,396
	$34,745	$32,914

5.	GOODWILL

Successor
February 29, 2012
(in thousands)
Beginning balance, August 20, 2011	$-
Additions:
Acquisition of Immucor, Inc.	974,426
Foreign currency translation adjustment	(14,207)
Ending balance, February 29, 2012	$960,219

Predecessor
August 19, 2011
(in thousands)
Beginning balance, May 31, 2011	$93,767
Foreign currency translation adjustment	298
Ending balance, August 19, 2011	$94,065

6.	OTHER INTANGIBLE ASSETS

		Successor			Predecessor
		February 29, 2012			May 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Customer lists	20 yrs	$450,888	$(12,011)	$438,877	$5,215	$(2,117)	$3,098
Existing technology / trade names	11 yrs	266,000	(12,983)	253,017	-	-	-
Corporate trade name	15 yrs	40,000	(1,421)	38,579	-	-	-
Below market leasehold interests	5 yrs	860	(92)	768	-	-	-
Deferred licensing costs	6 yrs	126	-	126	1,013	(579)	434
Distribution rights	10 yrs	-	-	-	4,492	(3,359)	1,133
Non-compete agreements	5 yrs	-	-	-	1,650	(935)	715
Developed product technology	17 yrs	-	-	-	51,097	(8,597)	42,500
Trademarks / tradenames	17 yrs	-	-	-	1,615	(281)	1,334
Total amortizable assets		757,874	(26,507)	731,367	65,082	(15,868)	49,214

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	-	-	-
Deferred licensing costs		-	-	-	4,919	-	4,919
Total non-amortizable assets		18,000	-	18,000	4,919	-	4,919

Total other intangible assets		$775,874	$(26,507)	$749,367	$70,001	$(15,868)	$54,133

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.  Amortization of intangible assets was $12.4 million for the Successor quarter ended February 29, 2012 and $1.1 million for the Predecessor quarter ended February 28, 2011.  Amortization of intangible assets amounted to $26.5 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared with $3.2 million in the Predecessor fiscal 2011 period. The following table presents our estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2012	$38,936
2013	49,739
2014	49,739
2015	49,739
2016	49,739
Thereafter	493,475
$731,367

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	February 29, 2012	May 31, 2011
	(in thousands)	(in thousands)

Term loan facility, net of $17,359 debt discounts	$596,103	$-
Revolving credit facility	-	-
Notes, net of $4,928 debt discounts	395,072	-
	991,175	-
Less current portion	(3,960)	-
Long-term debt, net of current portion	$987,215	$-

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

Beginning on December 30, 2011, and on the last business day of each calendar quarter, the Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility, or $1.5 million, with the balance due and payable on the seventh anniversary of the closing date. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility. The initial maturity date for the Revolving Credit Facility is five years from the closing date.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.50%. The applicable margin for borrowings under the Senior Credit Facilities is currently 4.75% with respect to base rate borrowings and 5.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Senior Credit Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the term loan was 7.25% as of February 29, 2012.

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

The Senior Credit Facilities include restrictions on the Company’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to Parent) on, or redeem or repurchase capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company or prepay or amend subordinated or unsecured debt.

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

In addition, the credit agreement governing the Senior Credit Facilities requires the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including upon change of control and a cross-default to any other indebtedness with an aggregate principal amount of $20 million or more. If an event of default occurs under the Senior Credit Facilities, the lenders may declare all amounts outstanding under the Senior Credit Facilities immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Senior Credit Facilities to be sold.

There were no borrowings under the Revolving Facility and no outstanding letters of credit on February 29, 2012.

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

The Company is not aware of any violations of the covenants pursuant to the terms of all debt agreements.

Future Commitments

Debt principal repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2012	$1,538
2013	6,150
2014	6,150
2015	6,150
2016	6,150
Thereafter	987,324
$1,013,462

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Successor	Predecessor
	Quarter Ended February 29, 2012	Quarter Ended February 28, 2011

Term loan, including OID amortization	$11,693	$-
Interest rate swaps	278	-
Notes, including OID amortization	10,923	-
Revolver commitment fees	96	-
Amortization of deferred financing costs	1,153	-
Other	-	29
Interest expense	$24,143	$29

	Successor	Predecessor
	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011

Term loan, including OID amortization	$25,155	$-	$-
Interest rate swaps	498	-	-
Notes, including OID amortization	23,894	-	-
Revolver commitment fees	271	-	-
Amortization of deferred financing costs	2,488	-	-
Other	80	-	48
Interest expense	$52,386	$-	$48

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the condensed consolidated balance sheet is as follows:

	Successor	Predecessor
	February 29, 2012	May 31, 2011
	(in thousands)	(in thousands)

Interest rate swaps (included in other liabilities)	$(1,906)	$-
Accumulated other comprehensive loss, net of tax	(1,177)	-

9.	FAIR VALUE

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

		Fair Value at Reporting Date Using
Description	February 29, 2012	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other liabilities)	$(1,906)	$-	$(1,906)	$-
Total derivatives	$(1,906)	$-	$(1,906)	$-

The level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair value of the Company’s debt is estimated to be $991.2 million at February 29, 2012.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

10.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three months ended February 29, 2012 and February 28, 2011, as well as the nine months ended February 29, 2012 separated into Predecessor and Successor periods, and the nine months ended February 28, 2011 are as follows:

	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
	(In thousands)	(In thousands)
Net (loss) income	$(9,131)	$22,686
Foreign currency translation adjustment	(460)	5,521
Cash flow hedge, net of tax	(702)	-
Comprehensive (loss) income	$(10,293)	$28,207

	Successor	Predecessor
	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011
	(In thousands)	(In thousands)	(In thousands)
Net (loss) income	$(41,752)	$(6,374)	$65,168
Foreign currency translation adjustment	(21,877)	(2,153)	11,040
Cash flow hedge, net of tax	(1,177)	-	-
Comprehensive (loss) income	$(64,806)	$(8,527)	$76,208

The components of accumulated other comprehensive income (loss) as of February 29, 2012 and May 31, 2011 are as follows:

	Successor	Predecessor
	February 29, 2012	May 31, 2011
	(In thousands)	(In thousands)

Foreign currency translation adjustment	$(21,877)	$16,954
Cash flow hedge, net of tax	(1,177)	-
Accumulated other comprehensive (loss) income	$(23,054)	$16,954

11.	REVENUE RECOGNITION

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

Successor share-based compensation

Plan summary

The IVD Holdings Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was established in December 2011 by the Company’s indirect parent company, IVD Holdings Inc. (“Holdings”).  Under the 2011 Plan, awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards and any other awards that are convertible into or based on stock can be granted as incentive or compensation to employees, non-employee directors, consultants or advisors of the Company and Holdings.  The share-based compensation expense relating to awards to those persons has been pushed down from IVD Holdings Inc. to the Company.

A maximum of 514,631 shares of stock may be delivered in satisfaction of, or may underlie, awards under the Plan. Stock option awards are granted with either time based vesting or performance based vesting.  The time-vested options typically vest over a five year period (20% per year).  The performance-vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not have a contractual term. Upon vesting, restricted stock units are settled as shares of the Company's common stock.

Valuation method used and assumptions

The Company estimates the fair value of stock options and stock appreciation rights using a Monte Carlo simulation approach. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of options and stock appreciation rights at the grant date using the following weighted average assumptions:

	Successor
	Three Months	August 20, 2011
	Ended	through
	February 29, 2012	February 29, 2012
Risk-free interest rate (1)	0.24%	0.24%
Expected volatility (2)	50.00%	50.00%
Expected life (years) (3)	4.70	4.70
Expected dividend yield (4)	-	-

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
2.
Expected stock price volatility is based on the average historical volatility of the Company when it was publicly traded and weekly stock returns of comparable companies during the period corresponding to the expected life of the options and stock appreciation rights.

3.	Represents the period of time options are expected to remain outstanding.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock options

Service vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the service vested options was as follows for the Successor period ended February 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
(in thousands)
Outstanding at August 20, 2011	-	$-
Granted	128,779	100.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at February 29, 2012	128,779	$100.00	9.8	$-

Exercisable at February 29, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the Successor fiscal period ended February 29, 2012 was $27.73.

As of February 29, 2012, there was $3.4 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.5 years.

Performance vested options

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable.  Management reassesses at each reporting date whether satisfaction of the performance condition is probable.  If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.  As of February 29, 2012, management believes the achievement of the performance conditions related to the performance based stock options is probable.  Accordingly, the Company has begun to recognize expense on these awards.  Activity for the performance based options was as follows for the Successor period ended February 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
(in thousands)
Outstanding at August 20, 2011	-	$-
Granted	124,779	100.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at February 29, 2012	124,779	$100.00	9.8	$-

Exercisable at February 29, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the Successor fiscal period ended February 29, 2012 was $20.59.

As of February 29, 2012, there was $2.5 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.4 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the Successor fiscal period ended February 29, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock units outstanding at August 20, 2011	-	$-
Granted	1,600	78.64
Vested	-	-
Forfeited	-	-
Nonvested stock units outstanding at February 29, 2012	1,600	$78.64

As of February 29, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.8 years.

Stock appreciation rights

The stock appreciation rights that have been awarded are performance based, cash settled awards, which require liability treatment.  The performance condition linked to vesting of these awards is a liquidity event, which, as of February 29, 2012, management has determined that the satisfaction of that performance condition is not considered probable.  Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the Successor fiscal period ended February 29, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at August 20, 2011	-	$-
Granted	86,400	20.59
Vested	-	-
Forfeited	-	-
Stock appreciation rights outstanding at February 29, 2012	86,400	$20.59

As of February 29, 2012, the fair value of the liability relating to cash settled stock appreciation rights was $1.8 million.

Shares available for future grants

As of February 29, 2012, a total of 173,073 shares were available for future grants.

Predecessor share-based compensation

Plan summary

The Company had a Long-Term Incentive Plan that was approved by the shareholders in 2005 (the “2005 Plan”). Under the 2005 Plan, the Company was able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. The 2005 Plan provided for accelerated vesting of option and restricted stock awards if there was a change in control, as defined in the plan. The 2005 Plan was terminated effective upon the Acquisition and no awards are currently outstanding or may be granted in the future under the 2005 Plan.

Plan activity

In an annual group grant in June 2011, the Company issued 162,535 performance based units and 228,890 restricted stock units with a grant date fair value of $19.85. These units had an original vesting period of three years.

Compensation expense

Share-based compensation of the Predecessor reflects the fair value of employee share-based awards, including options, restricted stock, restricted stock units and performance units, which were typically recognized as expense on a straight line basis over the requisite service period of the award.

Immediately prior to the Acquisition, all outstanding awards became fully vested and the unrecognized compensation expense was recognized.

Share-based compensation of the Successor reflects the fair value of employee share-based awards, including both performance and service vested.  For service vested awards, the expense is typically recognized on a straight line basis over the requisite service period. For performance based awards, the expense is recognized when the achievement of the performance conditions is considered probable.

A summary of share-based compensation recorded in the Successor and Predecessor statements of operations is as follows:

	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
	(in thousands)	(in thousands)

Share-based compensation	$314	$1,333
Tax benefit	(122)	(410)
Share-based compensation, net	$192	$923

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Nine Months
	through	through	Ended
	February 29, 2012	August 19, 2011	February 28, 2011
	(in thousands)	(in thousands)

Share-based compensation	$314	$16,233	$4,509
Tax benefit	(122)	(5,682)	(1,360)
Share-based compensation, net	$192	$10,551	$3,149

13.	INCOME TAXES

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

The effective tax rate for the Successor quarter ended February 29, 2012 and the Predecessor quarter ended February 28, 2011 was 39.5% and 33.1%, respectively.  The effective tax rate was higher during the Successor quarter primarily due to the loss of the domestic production deduction due to the company’s net tax loss and discrete tax items recognized during the quarter. The effective tax rate for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the Predecessor fiscal 2011 period was 38.5%, (72.6)% and 33.8%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the 195 day period ending February 29, 2012 (the Successor fiscal 2012 period) primarily relates to foreign tax credits and the loss of the domestic production deduction. The difference between the federal statutory rate and the effective tax rate for the 79 day period ending August 19, 2011 (the Predecessor fiscal 2012 period) primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accounting for the Acquisition, the Company recorded deferred tax liabilities of approximately $290.8 million associated with acquired intangible assets that have no income tax basis. These liabilities are offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. The net deferred tax liabilities total $238.9 million at February 29, 2012.

In the Predecessor periods, the Company considered its investment in foreign subsidiaries to be permanently invested. Accordingly, no deferred tax liabilities were provided for its investments in foreign subsidiaries. Subsequent to the Acquisition, the Company no longer considers itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. Accordingly, the Company has recorded a deferred tax liability associated with its accumulated and unrepatriated earnings through the Acquisition date and will provide for deferred taxes on future earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and unrepatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

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

Net sales by product group, segment information and net export sales for the three months ended  February 29, 2012 and February 28, 2011, as well as, information for the nine months ended February 29, 2012, separated into Predecessor and Successor periods, and the nine months ended February 28, 2011 is summarized below (in thousands).

Net Sales

	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
Sales by product group
Traditional reagents	$48,371	$49,605
Capture reagents	20,153	21,539
Instruments	11,362	10,807
Molecular immunohematology	1,484	1,398
Net sales	$81,370	$83,349

	Successor	Predecessor
	August 20, 2011 Through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011
Sales by product group
Traditional reagents	$102,362	$42,936	$148,873
Capture reagents	45,801	21,239	62,212
Instruments	24,439	9,457	33,319
Molecular immunohematology	3,193	1,278	4,132
Net sales	$175,795	$74,910	$248,536

Segment Information for the Quarter

	Successor
	For the Three Months Ended February 29, 2012
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$56,007	$16,750	$8,613	$-	$81,370
Affiliates	3,735	4,508	83	(8,326)	-
Net Sales	$59,742	$21,258	$8,696	$(8,326)	$81,370

Income from operations	$5,250	$1,393	$2,470	$-	$9,113
Goodwill	695,727	152,657	111,835	-	960,219
Intangible assets	660,897	45,292	43,178	-	749,367
Total assets at period end	2,001,009	273,920	174,893	(491,111)	1,958,711

	Predecessor
	For the Three Months Ended February 28, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$59,875	$15,998	$7,476	$-	$83,349
Affiliates	3,840	3,313	39	(7,192)	-
Net Sales	$63,715	$19,311	$7,515	$(7,192)	$83,349

Income (loss) from operations	$28,111	$3,213	$2,543	$-	$33,867
Goodwill	73,881	6,993	15,511	-	96,385
Intangible assets	47,679	1,197	6,193	-	55,069
Total assets at period end	657,440	86,162	61,567	(207,861)	597,308

 Segment Information for the Year to Date

	Successor
	August 20, 2011 through February 29, 2012
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$120,002	$37,693	$18,100	$-	$175,795
Affiliates	8,162	8,808	207	(17,177)	-
Net Sales	$128,164	$46,501	$18,307	$(17,177)	$175,795

Income (loss) from operations	$(19,417)	$336	$2,929	$-	$(16,152)
Goodwill	695,727	152,657	111,835	-	960,219
Intangible assets	660,897	45,292	43,178	-	749,367
Total assets at period end	2,001,009	273,920	174,893	(491,111)	1,958,711

	Predecessor
	June 1, 2011 through August 19, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

Income (loss) from operations	$(10,298)	$1,619	$2,171	$-	$(6,508)
Goodwill	70,946	7,239	15,880	-	94,065
Intangible assets	45,871	1,139	6,592	-	53,602
Total assets at period end	732,603	92,440	39,199	(211,847)	652,395

	Predecessor
	For the Nine Months Ended February 28, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$176,366	$49,501	$22,669	$-	$248,536
Affiliates	11,782	11,833	209	(23,824)	-
Net Sales	$188,148	$61,334	$22,878	$(23,824)	$248,536

Income (loss) from operations	$80,842	$8,857	$8,327	$-	$98,026
Goodwill	73,881	6,993	15,511	-	96,385
Intangible assets	47,679	1,197	6,193	-	55,069
Total assets at period end	657,440	86,162	61,567	(207,861)	597,308

Net Export Sales

	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011

United States	$1,868	$1,527
Europe	1,712	1,374
Other	860	453
Total net export sales	$4,440	$3,354

	Successor	Predecessor
	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011	Nine Months Ended February 28, 2011

United States	$3,619	$1,417	$4,804
Europe	3,893	964	4,757
Other	1,493	526	1,583
Total net export sales	$9,005	$2,907	$11,144

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company has outstanding certain indebtedness that is guaranteed by its U.S. subsidiary. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
February 29, 2012

(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,590	$-	$13,559	$(144)	$28,005
Accounts receivable, net	27,231	547	40,020	-	67,798
Intercompany receivable	473	94	7,608	(8,175)	-
Inventories	23,145	1,540	10,060	-	34,745
Deferred income tax assets, current portion	5,894	219	394	-	6,507
Prepaid expenses and other current assets	2,439	30,567	2,865	(30,017)	5,854
Total current assets	73,772	32,967	74,506	(38,336)	142,909

PROPERTY AND EQUIPMENT, Net	44,033	1,139	20,376	-	65,548
INVESTMENT IN SUBSIDIARIES	447,298	-	4	(447,302)	-
GOODWILL	689,068	6,659	264,492	-	960,219
INTANGIBLE ASSETS, Net	650,378	10,519	88,470	-	749,367
DEFERRED FINANCING COSTS	39,986	-	-	-	39,986
OTHER ASSETS	209	5,839	365	(5,731)	682
Total assets	$1,944,744	$57,123	$448,213	$(491,369)	$1,958,711

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,473	$939	$3,042	$-	$11,454
Intercompany payable	279	37,056	7,501	(44,836)	-
Accrued expenses and other current liabilities	40,854	1,179	9,145	-	51,178
Income taxes payable	37,517	-	4,481	(30,017)	11,981
Deferred revenue, current portion	1,563	15	1,405	-	2,983
Current portion of long term debt, net of debt discounts	3,960	-	-	-	3,960
Total current liabilities	91,646	39,189	25,574	(74,853)	81,556

LONG TERM DEBT, NET OF DEBT DISCOUNTS	987,215	-	-	-	987,215
DEFERRED REVENUE	443	-	58	-	501
DEFERRED INCOME TAX LIABILITIES	222,602	-	28,515	(5,731)	245,386
OTHER LONG-TERM LIABILITIES	1,097	-	1,215	-	2,312
Total liabilities	1,303,003	39,189	55,362	(80,584)	1,316,970
SHAREHOLDERS' EQUITY:
Total shareholders' equity	641,741	17,934	392,851	(410,785)	641,741
Total liabilities and shareholders' equity	$1,944,744	$57,123	$448,213	$(491,369)	$1,958,711

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011

(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$250,386	$-	$52,297	$(80)	$302,603
Accounts receivable, net	25,914	377	37,033	-	63,324
Intercompany receivable	310	-	5,925	(6,235)	-
Inventories	20,756	1,253	10,905	-	32,914
Deferred income tax assets, current portion	11,118	4,466	300	-	15,884
Prepaid expenses and other current assets	8,723	24,895	2,100	(24,554)	11,164
Total current assets	317,207	30,991	108,560	(30,869)	425,889

PROPERTY AND EQUIPMENT, Net	39,101	856	18,259	-	58,216
INVESTMENT IN SUBSIDIARIES	247,571	-	5	(247,576)	-
GOODWILL	17,803	53,143	22,821	-	93,767
INTANGIBLE ASSETS, Net	1,050	45,695	7,388	-	54,133
DEFERRED INCOME TAX ASSETS	1,691	-	178	(1,869)	-
OTHER ASSETS	-	99	647	376	1,122
Total assets	$624,423	$130,784	$157,858	$(279,938)	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,324	$1,463	$3,083	$(80)	$10,790
Intercompany payable	630	25,227	11,829	(37,686)	-
Accrued expenses and other current liabilities	9,824	1,568	8,939	-	20,331
Income taxes payable	29,035	-	3,813	(24,554)	8,294
Deferred revenue, current portion	4,778	31	2,686	-	7,495
Total current liabilities	50,591	28,289	30,350	(62,320)	46,910

DEFERRED REVENUE	4,183	22	1,875	-	6,080
DEFERRED INCOME TAX LIABILITIES	-	9,973	784	(1,493)	9,264
OTHER LONG-TERM LIABILITIES	777	-	1,224	-	2,001
Total liabilities	55,551	38,284	34,233	(63,813)	64,255
SHAREHOLDERS' EQUITY:
Total shareholders' equity	568,872	92,500	123,625	(216,125)	568,872
Total liabilities and shareholders' equity	$624,423	$130,784	$157,858	$(279,938)	$633,127

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2012

(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$58,374	$1,368	$29,954	$(8,326)	$81,370
COST OF SALES (exclusive of amortization shown separately below)	19,633	1,049	16,232	(8,326)	28,588
GROSS MARGIN	38,741	319	13,722	-	52,782

OPERATING EXPENSES:
Research and development	2,285	1,466	24	-	3,775
Selling and marketing	5,146	431	4,031	-	9,608
Distribution	2,691	43	1,762	-	4,496
General and administrative	9,961	486	2,949	-	13,396
Amortization of intangibles	11,251	50	1,093	-	12,394
Total operating expenses	31,334	2,476	9,859	-	43,669

(LOSS) INCOME FROM OPERATIONS	7,407	(2,157)	3,863	-	9,113

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	19	(19)	-
Interest expense	(24,143)	-	(19)	19	(24,143)
Other, net	(94)	-	34	-	(60)
Total non-operating income (expense)	(24,237)	-	34	-	(24,203)

(LOSS) INCOME BEFORE INCOME TAXES	(16,830)	(2,157)	3,897	-	(15,090)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,670)	(921)	1,632	-	(5,959)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,160)	(1,236)	2,265	-	(9,131)
Net (Loss) Income of consolidated subsidiaries	1,029	-	-	(1,029)	-
NET (LOSS) INCOME	$(9,131)	$(1,236)	$2,265	$(1,029)	$(9,131)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2011

(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$62,551	$1,163	$26,825	$(7,190)	$83,349
COST OF SALES (exclusive of amortization shown separately below)	17,497	940	13,083	(7,190)	24,330
GROSS MARGIN	45,054	223	13,742	-	59,019

OPERATING EXPENSES:
Research and development	1,613	2,079	41	-	3,733
Selling and marketing	3,867	423	4,140	-	8,430
Distribution	2,404	29	1,549	-	3,982
General and administrative	5,288	455	2,193	-	7,936
Amortization of intangibles	135	873	63	-	1,071
Total operating expenses	13,307	3,859	7,986	-	25,152

INCOME (LOSS) FROM OPERATIONS	31,747	(3,636)	5,756	-	33,867

NON-OPERATING INCOME (EXPENSE):
Interest income	69	-	122	(17)	174
Interest expense	(25)	-	(21)	17	(29)
Other, net	(41)	-	(53)	-	(94)
Total non-operating income	3	-	48	-	51

INCOME (LOSS) BEFORE INCOME TAXES	31,750	(3,636)	5,804	-	33,918
PROVISION (BENEFIT) FOR INCOME TAXES	10,662	(1,253)	1,823	-	11,232
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	21,088	(2,383)	3,981	-	22,686
Net Income (Loss) of consolidated subsidiaries	1,598	-	-	(1,598)	-
NET INCOME (LOSS)	$22,686	$(2,383)	$3,981	$(1,598)	$22,686

Statements of Operations for the Year to Date

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through February 29, 2012

(Amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$125,296	$2,868	$64,808	$(17,177)	$175,795
COST OF SALES (exclusive of amortization shown separately below)	52,294	2,644	40,409	(17,177)	78,170
GROSS MARGIN	73,002	224	24,399	-	97,625

OPERATING EXPENSES:
Research and development	4,671	4,810	63	-	9,544
Selling and marketing	10,702	1,040	8,911	-	20,653
Distribution	5,847	84	3,790	-	9,721
General and administrative	18,263	1,138	5,954	-	25,355
Amortization of intangibles	23,982	106	2,416	-	26,504
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	85,465	7,178	21,134	-	113,777

(LOSS) INCOME FROM OPERATIONS	(12,463)	(6,954)	3,265	-	(16,152)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	73	(67)	6
Interest expense	(52,406)	-	(47)	67	(52,386)
Other, net	513	-	87		600
Total non-operating income (expense)	(51,893)	-	113	-	(51,780)

(LOSS) INCOME BEFORE INCOME TAXES	(64,356)	(6,954)	3,378	-	(67,932)
(BENEFIT) PROVISION FOR INCOME TAXES	(24,831)	(2,653)	1,304	-	(26,180)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(39,525)	(4,301)	2,074	-	(41,752)
Net (Loss) Income of consolidated subsidiaries	(2,227)	-	-	2,227	-
NET (LOSS) INCOME	$(41,752)	$(4,301)	$2,074	$2,227	$(41,752)

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

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended February 28, 2011

(Amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$184,840	$3,308	$84,213	$(23,825)	$248,536
COST OF SALES (exclusive of amortization shown separately below)	50,902	2,452	41,936	(23,825)	71,465
GROSS MARGIN	133,938	856	42,277	-	177,071

OPERATING EXPENSES:
Research and development	5,134	6,790	115	-	12,039
Selling and marketing	12,605	1,306	12,882	-	26,793
Distribution	7,262	91	4,601	-	11,954
General and administrative	15,758	1,958	7,309	-	25,025
Amortization of intangibles	404	2,644	186	-	3,234
Total operating expenses	41,163	12,789	25,093	-	79,045

(LOSS) INCOME FROM OPERATIONS	92,775	(11,933)	17,184	-	98,026

NON-OPERATING INCOME (EXPENSE):
Interest income	210	-	387	(77)	520
Interest expense	(37)	-	(88)	77	(48)
Other, net	9	(2)	(42)	-	(35)
Total non-operating income	182	(2)	257	-	437

(LOSS) INCOME BEFORE INCOME TAXES	92,957	(11,935)	17,441	-	98,463
(BENEFIT) PROVISION FOR INCOME TAXES	32,092	(4,157)	5,360		33,295
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	60,865	(7,778)	12,081	-	65,168
Net (Loss) Income of consolidated subsidiaries	4,303	-	-	(4,303)	-
NET (LOSS) INCOME	$65,168	$(7,778)	$12,081	$(4,303)	$65,168

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
August 20, 2011 through February 29, 2012

(amounts in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(11,674)	$310	$16,680	$(9,978)	$(4,662)
Net cash used in investing activities	(1,941,668)	(365)	(640)	-	(1,942,673)
Net cash provided by ( used in) financing activities	1,653,628	-	(10,753)	10,752	1,653,627
Effect of exchange rate changes on cash and cash equivalents	-	-	(476)	(774)	(1,250)
Increase (decrease) in cash and cash equivalents	(299,714)	(55)	4,811	-	(294,958)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$14,590	$(144)	$13,559	$-	$28,005

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

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Nine Months Ended February 28, 2011

(amounts in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by operating activities	$59,920	$480	$12,499	$767	$73,666
Net cash used in investing activities	(3,698)	(280)	(1,555)	-	(5,533)
Net cash provided by financing activities	430	-	-	-	430
Effect of exchange rate changes on cash and cash equivalents	-	-	4,233	(767)	3,466
Increase in cash and cash equivalents	56,652	200	15,177	-	72,029
Cash and cash equivalents at beginning of period	171,144	(278)	31,783	-	202,649
Cash and cash equivalents at end of period	$227,796	$(78)	$46,960	$-	$274,678

16.	COMMITMENTS AND CONTINGENCIES

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. Pursuant to an FTC request that was later formalized into a Civil Investigative Demand, we have provided certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then.  The FTC also required that we provide to them the documents we provided to the Department of Justice (“DOJ”) as part of a DOJ investigation that was closed without further action in November 2010. We have cooperated with the FTC throughout this process. As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these actions make substantially the same allegations. These actions were consolidated in the United States District Court for the Eastern District of Pennsylvania.  On January 11, 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in these actions.  Under the terms of the settlement agreement, which are subject to final approval by the court following notice to potential class members, the Company will pay $22 million into a settlement fund in exchange for a release by all potential class members of the direct purchaser claims related to the products and acts enumerated in the Complaint, as well as a dismissal of the case with prejudice. The release would not cover potential class members that affirmatively opt out of the settlement. The $22 million is reflected in “certain litigation expenses” on our condensed consolidated statements of operations and in “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

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

In July 2011, in connection with the Acquisition, a series of six class action lawsuits were filed in the Superior Courts of Fulton County and Gwinnett County, Georgia, captioned as Hillary Kramer v. Immucor, Inc., et al., Civil Action No. 2011CV203124 (Fulton County), Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1 (Gwinnett County), Allan Pillay v. Immucor, Inc., et al., Civil Action No. 2011CV203339 (Fulton County), Larry Macintyre v. Immucor, Inc., et al., Civil Action No. 2011CV203397 (Fulton County), Irene Dixon v. Immucor, Inc., et al., Civil Action No. 2011CV203567 (Fulton County), and Gilbert Rosenthal v. Immucor, Inc., et al., Civil Action No. 11A079463 (Gwinnett County). All of these actions were brought on behalf of our public shareholders against, in various combinations, ourselves, our individual directors, certain of our executive officers, TPG Capital and certain of its affiliates. The actions asserted claims for breaches of fiduciary duties against our board of directors in connection with the Acquisition, and for aiding and abetting the purported breaches of fiduciary duties by the TPG Capital defendants. Some of the actions also included allegations that our Schedule 14D-9 filed with respect to the Acquisition failed to provide certain allegedly material information. The plaintiffs sought, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the Acquisition, rescission of the Acquisition and costs, expenses and disbursements of the action.

The Pillay case was dismissed without prejudice in August 2011; the Kramer, Macintyre and Dixon cases were dismissed without prejudice in September 2011; the Schorsch case was dismissed with prejudice in March 2012 and the Rosenthal case was dismissed without prejudice in April 2012.

Other than as set forth above, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2012

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverables Revenue Arrangements” (“ASU 2009-13”), which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.” This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price. The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method. Additionally, expanded disclosures are required relating to multiple deliverable revenue arrangements. This update is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 during the first quarter of fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statement can understand the effect that offsetting has on the Company’s financial position.  ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014.  Retrospective application is required for all comparative periods presented.  The adoption of ASU 2011-11 is not expected have a material impact on the Company’s consolidated financial statements,

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies testing for impairment by allowing an entity to first assess qualitative factors and determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. That determination can then be used to decide if it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption is permitted in certain circumstances. The Company plans to early adopt ASU 2011-08 during the fourth quarter of the current fiscal year and this adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the quarter ended February 29, 2012 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

18.	SUBSEQUENT EVENTS

There have been no subsequent events after February 29, 2012 for which disclosure is required.

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S. the Patient Protection and Affordable Care Act was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed, delivered and paid for in the U.S.  Included in the legislation is a 2.3% excise tax on the sale of medical devices beginning in 2013.

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

Lower Industry Demand in the U.S. Market – Beginning early in our fiscal year 2010, we believe the U.S. market began experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. We believe industry demand in the U.S. market declined by approximately 3.5% during both our fiscal years 2010 and 2011.  Blood demand has continued to decline in fiscal 2012 although at a much lower rate than the prior two fiscal years.

Performance

In management’s discussion and analysis, we have presented the results of operations and cash flows separately for the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period), the period from August 20, 2011 to February 29, 2012  (the Successor fiscal 2012 period), and the nine months ended February 28, 2011 (the Predecessor fiscal 2011 period). We have prepared our discussion and analysis of the results of operations and cash flows by comparing the combined results of the Predecessor and Successor fiscal 2012 periods (nine months ended February 29, 2012) with those of the Predecessor nine months ended February 28, 2011. We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

	Successor	Predecessor
	Three Months Ended February 29,	Three Months Ended February 28,	Change
	2012	2011	Amount	%
	($ in thousands)
Net sales	$81,370	$83,349	$(1,979)	-2%
Gross margin	52,782	59,019	(6,237)	-11%
Gross margin percentage	64.9%	70.8%
Operating expenses	43,669	25,152	18,517	74%
Income (loss) from operations	9,113	33,867	(24,754)	-73%
Non-operating income (expense)	(24,203)	51	(24,254)	NM
(Loss) income before income tax	(15,090)	33,918	(49,008)	-144%
(Benefit) provision for income tax	(5,959)	11,232	(17,191)	-153%
Net (loss) income	$(9,131)	$22,686	$(31,817)	-140%

	Successor	Predecessor
	August 20, 2011 through February 29,	June 1, 2011 through August 19,	Nine Months Ended February 28,	Change
	2012	2011		Amount	%
	($ in thousands)	($ in thousands)
Net sales	$175,795	$74,910	$248,536	$2,169	1%
Gross margin	97,625	51,955	177,071	(27,491)	-16%
Gross margin percentage	55.5%	69.4%	71.2%
Operating expenses	113,777	58,463	79,045	93,195	118%
Income (loss) from operations	(16,152)	(6,508)	98,026	(120,686)	-123%
Non-operating income (expense)	(51,780)	2,815	437	(49,402)	NM
(Loss) income before income tax	(67,932)	(3,693)	98,463	(170,088)	-173%
(Benefit) provision for income tax	(26,180)	2,681	33,295	(56,794)	-171%
Net (loss) income	$(41,752)	$(6,374)	$65,168	$(113,294)	-174%

Revenue for the Successor quarter ended February 29, 2012 was $81.4 million compared to $83.3 million in the Predecessor quarter ended February 28, 2011.  The $2.0 million decrease was primarily driven by lower Capture revenue due to fewer ship cycles in the quarter partially offset by incremental revenue from instrument placements.  Revenue in the quarter was also impacted by lower traditional reagent revenue resulting from lower industry demand in the U.S. market. Purchase accounting adjustments relating to deferred revenue also negatively impacted the comparison of instrument revenue in the current period with the prior period.

Consolidated gross margin was 64.9% in the Successor quarter ended February 29, 2012 and 70.8% in the Predecessor quarter ended February 28, 2011.  Gross margin in the current year quarter was primarily lower due to the amortization of the fair value adjustment to inventory and the reduction in deferred revenue both resulting from the Acquisition of the Company. Amortization of intangible assets recorded from the Acquisition and interest expense related to the debt recorded from the Acquisition were principally responsible for the 140% decrease in net income.

Revenue was $175.8 million in the Successor fiscal 2012 period and $74.9 million in Predecessor fiscal 2012 period compared to $248.5 million in the Predecessor fiscal 2011 period. The overall increase of $2.2 million was primarily due to favorable fluctuations in foreign currency exchange rates of $2.8 million. Growth of the business was offset by purchase accounting adjustments related to deferred revenue.

Consolidated gross margin was 55.5% in the Successor fiscal 2012 period and 69.4% in Predecessor fiscal 2012 period yielding a combined consolidated gross margin of 59.7% for the first nine months of fiscal 2012.  This was a decrease from the 71.2% achieved in the Predecessor 2011 period. Gross margin in the Successor fiscal 2012 period was negatively impacted by the amortization of the fair value adjustment to inventory and gross margin in the Predecessor fiscal 2012 period was negatively impacted by the acceleration of share-based compensation expense both resulting from the Acquisition of the Company. The acceleration of share-based compensation expense, transaction costs, amortization of intangibles that all relate to the Acquisition and the settlement of the antitrust class action lawsuit drove the 118% increase in operating expenses and those expenses along with interest expense related to the debt incurred as a result of the Acquisition drove the 174% decrease in net income.

Results of Operations

Net Sales

	Successor	Predecessor
	Three Months Ended February 29,	Three Months Ended February 28,	Change
	2012	2011	Amount	%
	($ in thousands)	($ in thousands)

Traditional reagents	$48,371	$49,605	$(1,234)	-2%
Capture reagents	20,153	21,539	(1,386)	-6%
Instruments	11,362	10,807	555	5%
Molecular immunohematology	1,484	1,398	86	6%
	$81,370	$83,349	$(1,979)	-2%

	Successor	Predecessor
	August 20, 2011 through February 29,	June 1, 2011 through August 19,	Nine Months Ended February 28,	Change
	2012	2011	2011	Amount	%
	($ in thousands)	($ in thousands)
Traditional reagents	$102,362	$42,936	$148,873	$(3,575)	-2%
Capture reagents	45,801	21,239	62,212	4,828	8%
Instruments	24,439	9,457	33,319	577	2%
Molecular immunohematology	3,193	1,278	4,132	339	8%
	$175,795	$74,910	$248,536	$2,169	1%

Traditional reagent revenue for the Successor quarter ended February 29, 2012 was $48.4 million compared to $49.6 million in the Predecessor quarter ended February 28, 2011.  The $1.2 million decrease in sales revenue was driven primarily by weaker industry demand in the U.S. market. Traditional reagent revenue was $102.4 million in the Successor fiscal 2012 period and $42.9 million in the Predecessor fiscal 2012 period compared to $148.9 million in the Predecessor fiscal 2011 period. The overall decrease was $3.6 million, or 2%. While traditional reagent revenue benefited by $1.6 million from fluctuations in foreign currency exchange rates, lower sales revenue from weaker industry demand in the U.S. market resulted in an overall decrease in traditional reagent revenue. Additionally, traditional reagent revenue is negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in traditional reagent revenue when the instrument is placed with a current customer. With our automation strategy, we expect this trend to continue.

Capture reagent revenue for the Successor quarter ended February 29, 2012 was $20.2 million compared to $21.5 million in the Predecessor quarter ended February 28, 2011.  The $1.4 million decrease was driven by fewer ship cycles in the Successor quarter partially offset by incremental revenue from instrument placements.  Capture reagent revenue was $45.8 million in the Successor fiscal 2012 period and $21.2 million in the Predecessor fiscal 2012 period compared to $62.2 million in the Predecessor fiscal 2011 period. The overall increase of $4.8 million, or 8%, was primarily driven by incremental revenue from instrument placements. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Instrument revenue for the Successor quarter ended February 29, 2012 was $11.4 million compared to $10.8 million in the Predecessor quarter ended February 28, 2011.  The increase in revenue from incremental instrument placements generating revenue was offset by reductions in recorded deferred revenue as a result of the Acquisition.  Instrument revenue was $24.4 million in the Successor fiscal 2012 period and $9.5 million in the Predecessor fiscal 2012 period compared to $33.3 million in the Predecessor fiscal 2011 period.  The primary driver of the $0.6 million increase was favorable fluctuations in foreign currency.  The reduction in deferred revenue recorded was offset by revenue generated from increased instrument placements.

Molecular immunohematology revenue was $1.5 million and $1.4 million for the Successor quarter ended February 29, 2012 and the Predecessor quarter ended February 28, 2011, respectively.  Molecular immunohematology revenue was $3.2 million in the Successor fiscal 2012 period and $1.3 million in the Predecessor fiscal 2012 period compared to $4.1 million in the Predecessor fiscal 2011 period, which is an increase of $0.3 million, or 8%.

Gross Margins (1)

	Successor		Predecessor
	Three Months Ended February 29, 2012		Three Months Ended February 28, 2011		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)
Traditional reagents	$33,983	70.3%	$40,274	81.2%	$(6,291)
Capture reagents	15,665	77.7%	16,921	78.6%	(1,256)
Instruments	2,590	22.8%	1,259	11.6%	1,331
Molecular immunohematology	544	36.7%	565	40.4%	(21)
	$52,782	64.9%	$59,019	70.8%	$(6,237)

	Successor		Predecessor
	August 20, 2011 through February 29, 2012		June 1, 2011 through August 19, 2011		Nine Months Ended February 28, 2011		Change
	Amount	Margin %	Amount	Margin %	Amount	Margin %	Amount
	(in '000)		(in '000)		(in '000)		(in '000)
Traditional reagents	$56,741	55.4%	$32,481	75.6%	$120,287	80.8%	$(31,065)
Capture reagents	35,755	78.1%	16,887	79.5%	49,355	79.3%	3,287
Instruments	4,483	18.3%	2,053	21.7%	5,685	17.1%	851
Molecular immunohematology	646	20.2%	534	41.8%	1,744	42.2%	(564)
	$97,625	55.5%	$51,955	69.4%	$177,071	71.2%	$(27,491)

(1)  The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margin on traditional reagents was 70.3% for the Successor quarter ended February 29, 2012 compared with 81.2% for the Predecessor quarter ended February 28, 2011.  The decrease in gross margin in the Successor quarter was primarily driven by the amortization of the fair value of inventory of $3.7 million.

Gross margin on traditional reagents was 55.4% in the Successor fiscal 2012 period and 75.6% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 61.4% was lower than the 80.8% in the Predecessor fiscal 2011 period.  The decrease in gross margin in the Successor fiscal 2012 period was primarily driven by the amortization of the fair value of inventory of $24.4 million and the decrease in gross margin in the Predecessor fiscal 2012 period was primarily driven by expenses related to accelerated share-based compensation costs of $2.0 million, both arising from the Acquisition of the Company.

Capture reagent gross margin was 77.7% for the Successor quarter ended February 29, 2012 compared with 78.6% for the Predecessor quarter ended February 28, 2011.  Capture reagents gross margin was 78.1% in the Successor fiscal 2012 period and 79.5% in the Predecessor fiscal 2012 period.  Capture margin for both the quarterly period and the combined fiscal 2012 period were lower when compared with the corresponding period of the prior fiscal year primarily due to an increase in reagent rentals and the related increase in the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margin on instruments was 22.8% for the Successor quarter ended February 29, 2012 compared with 11.6% for the Predecessor quarter ended February 28, 2011.  Gross margin on instruments was 18.3% in the Successor fiscal 2012 period and 21.7% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 19.3% compared with the 17.1% in the Predecessor fiscal 2011 period.  The increased gross margin in both the Successor quarter and the Successor year to date period was due to an increase in reagent rentals and the related increase in the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Instrument gross margin is positively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.  Purchase accounting adjustments relating to deferred revenue, which negatively impacted margin, was offset by fewer instruments expensed during the period when compared to the corresponding period in the prior fiscal year.

Operating Expenses

	Successor	Predecessor
	Three Months Ended February 29,	Three Months Ended February 28,	Change
	2012	2011	Amount	%
	($ in thousands)	($ in thousands)
Research and development	$3,775	$3,733	$42	1%
Selling and marketing	9,608	8,430	1,178	14%
Distribution	4,496	3,982	514	13%
General and administrative	13,396	7,936	5,460	69%
Amortization expense	12,394	1,071	11,323	1057%
Total operating expenses	$43,669	$25,152	$18,517	74%

	Successor	Predecessor
	August 20, 2011 through February 29,	June 1, 2011 through August 19,	Nine Months Ended February 28,	Change
	2012	2011	2011	Amount	%
	($ in thousands)	($ in thousands)
Research and development	$9,544	$4,895	$12,039	$2,400	20%
Selling and marketing	20,653	10,510	26,793	4,370	16%
Distribution	9,721	3,952	11,954	1,719	14%
General and administrative	25,355	38,175	25,025	38,505	154%
Amortization expense	26,504	931	3,234	24,201	748%
Certain litigation expenses	22,000	-	-	22,000	100%
Total operating expenses	$113,777	$58,463	$79,045	$93,195	118%

Research and development expenses were generally in line when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011.

Research and development expenses were $9.5 million in the Successor fiscal 2012 period and $4.9 million in the Predecessor fiscal 2012 period compared to $12.0 million in the Predecessor fiscal 2011 period. The overall increase of $2.4 million, or 20%, was primarily due to $1.5 million of increased spend on projects in the Successor fiscal 2012 period.  Additionally, $0.9 million of compensation expense in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Selling and marketing expenses increased $1.2 million when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011.  The increase was primarily due to an increase in other compensation-related expenses.

Selling and marketing expenses were $20.7 million in the Successor fiscal 2012 period and $10.5 million in the Predecessor fiscal 2012 period compared to $26.8 million in the Predecessor fiscal 2011 period. The overall increase of $4.4 million, or 16%, was primarily due to an increase in other compensation-related expenses.  Additionally, $1.3 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Distribution expenses increased $0.5 million when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011 primarily due to increases in warehouse expenses and freight costs.

Distribution expenses were $9.7 million in the Successor fiscal 2012 period and $4.0 million in the Predecessor fiscal 2012 period compared to $12.0 million in the Predecessor fiscal 2011 period. The overall increase of $1.7 million, 14%, was due to increases in warehouse expenses and freight costs.  Additionally, $0.2 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition.

General and administrative expenses increased $5.5 million when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011 primarily due to $2.6 million of severance expenses, higher legal expenses and $1.0 million of monitoring fees and expenses pursuant to a management services agreement with TPG Capital.

General and administrative expenses were $25.4 million in the Successor fiscal 2012 period and $38.2 million in the Predecessor fiscal 2012 period compared to $25.0 million in the Predecessor fiscal 2011 period. The overall increase of $38.5 million was primarily due to $18.9 million of transaction costs in the Predecessor fiscal 2012 period related to the Acquisition.  Additionally, $10.2 million of compensation expense was recognized in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.  During the Successor fiscal 2012 period $3.2 million of severance was expensed as well as $1.9 million of monitoring fees pursuant to a management services agreement with TPG Capital.

Amortization expenses increased $11.3 million when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011.  Amortization expense was $26.5 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared to $3.2 million in the Predecessor fiscal 2011 period. The overall increase for year to date fiscal 2012 was $24.2 million.  The increase in both the Successor quarter and the Successor year to date periods was related to amortizing intangible assets which were recorded in the Successor fiscal 2012 period relating to the Acquisition.

Certain litigation expenses of $22 million recorded in the Successor fiscal 2012 period relate to the settlement of the antitrust class action lawsuit (See Part II, Item 1 – Legal Proceedings for further discussion).

Non-Operating Income

	Successor	Predecessor
	Three Months Ended February 29,	Three Months Ended February 28,	Change
	2012	2011	Amount	%
	($ in thousands)	($ in thousands)
Non-operating income (expense)	$(24,203)	$51	$(24,254)	NM

	Successor	Predecessor
	August 20, 2011 through February 29,	June 1, 2011 through August 19,	Nine Months Ended February 28,	Change
	2012	2011	2011	Amount	%
	($ in thousands)	($ in thousands)
Non-operating income (expense)	$(51,780)	$2,815	$437	$(49,402)	NM

Non-operating income (expense) decreased $24.3 million when comparing the Successor quarter ended February 29, 2012 to the Predecessor quarter ended February 28, 2011 primarily due to $24.1 million of interest expense related to the Company’s long-term debt.

Non-operating income (expense) was expense of $51.8 million in the Successor fiscal 2012 period and income of $2.8 million in the Predecessor fiscal 2012 period compared to $0.4 million of income in the Predecessor fiscal 2011 period.  Realized foreign exchange gains relating to the settlement of intercompany balances accounted for $2.9 million of the income in the Predecessor fiscal 2012 period.  During the Successor fiscal 2012 period non-operating income (expense) included interest expense relating to the Company’s long-term debt of $52.4 million.

Income Taxes

The effective tax rate for the Successor quarter ended February 29, 2012 and the Predecessor quarter ended February 28, 2011 was 39.5% and 33.1%, respectively.  The effective tax rate was higher during the Successor quarter primarily due to the loss of the domestic production deduction and discrete tax items recognized during the quarter.

The effective tax rate for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the Predecessor fiscal 2011 period was 38.5%, (72.6)% and 33.8%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor fiscal 2012 period primarily relates to foreign tax credits and the loss of the domestic production deduction. The difference between the federal statutory rate and the effective tax rate for the Predecessor fiscal 2012 period primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Liquidity and Capital Resources

	Successor	Predecessor
	August 20, 2011	June 1, 2011	Nine Months
	through February 29,	through August 19,	Ended February 28,
	2012	2011	2011
	(in thousands)	(in thousands)
Net cash provided by (used in) operating activities	$(4,662)	$25,588	$73,666
Net cash used in investing activities	(1,942,673)	(2,265)	(5,533)
Net cash provided by financing activities	1,653,627	66	430
Effect of exchange rate changes on cash and cash equivalents	(1,250)	(3,029)	3,466
(Decrease) increase in cash and cash equivalents	$(294,958)	$20,360	$72,029

Our cash and cash equivalents were $28.0 million at February 29, 2012 (Successor), as compared with $302.6 million at May 31, 2011 (Predecessor).  The reduction in our cash position resulted primarily from $301.1 million of net cash used in the Acquisition.

Operating Activities – Net cash used in operating activities was $4.7 million for the Successor fiscal 2012 period. Net cash provided by operating activities was $25.6 million for the Predecessor fiscal 2012 period compared with $73.7 million for the Predecessor fiscal 2011 period.  The reduction in cash provided by operating activities primarily relates $38.8 million of interest paid and transaction costs of $16.9 million relating to the Acquisition which were accounted for in operating cash in the Successor fiscal 2012 period.

Investing Activities – Net cash used in investing activities was $1.9 billion for the Successor fiscal 2012 period and $2.3 million for the Predecessor fiscal 2012 period, compared with $5.5 million for the Predecessor fiscal 2011 period.  The purchase of property and equipment was the primary use of cash in both of the Predecessor periods of fiscal 2012 and fiscal 2011.  In the Successor period of fiscal 2012, $3.3 million was used for the purchase of property and equipment and $1.9 billion was used in the Acquisition.

Financing Activities – Net cash provided by financing activities was $1.7 billion during the Successor fiscal 2012 period and $0.1 million during the Predecessor fiscal 2012 period, compared with $0.4 million in the Predecessor fiscal 2011 period.  During the Successor fiscal 2012 period, we received $991.4 million in proceeds from long-term debt and $706.2 million in equity contributions, net of costs.  Additionally, we paid $42.5 million of debt issuance costs.  During the Predecessor fiscal 2012 period, we had a cash outflow of $0.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value, compared with a cash outflow of $0.4 million in the Predecessor fiscal 2011 period. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the condensed consolidated statement of cash flows.  During both the Predecessor fiscal 2012 and Predecessor fiscal 2011 periods we received $0.5 million and $0.7 million, respectively, in proceeds from stock option exercises.

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

Future Cash Requirements and Restrictions

In conjunction with the Acquisition, we have entered into a Senior Credit Facility, including a $615 million term loan facility and a $100 million revolving facility.  We also issued $400 million principal amount of notes.  There were no borrowings under the revolving facility as of February 29, 2012.  Our term loan facility requires quarterly payments equal to 0.25% of the original principal amount of the loan.  Required principal and interest payments related to our senior term loan facility are $6.1 million and $44.3 million, respectively, for the next 12 months.  Required interest payments related to the notes is $44.5 million for the next 12 months.  We expect to use the revolving credit line during the fourth quarter of fiscal 2012 to fund a portion of the legal settlement.

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

Contractual obligations

The following table sets forth our contractual obligations and other commitments as of February 29, 2012:

	Payments Due by Period
Contractual Obligations	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$13,995	$1,223	$6,716	$5,313	$743
Purchase obligations	12,767	12,656	111	-	-
Senior Credit Facilities (1) (2)	613,462	1,538	12,304	12,304	587,316
Notes (2)	400,000	-	-	-	400,000
Interest (3)	624,182	66,559	176,280	174,497	206,846
Total contractual cash obligations	$1,664,406	$81,976	$195,411	$192,114	$1,194,905

(1)	The Senior Credit Facility is comprised of a $615.0 million senior secured term loan and a $100.0 million senior secured revolving loan facility.
(2)	Amounts shown do not include interest.
(3)
Interest on the Term Loan is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the loan agreement. Interest on the Notes is computed using the stated Iinterest rate.

In addition to the obligations in the table above, approximately $12.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.1 million.

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

Under our credit agreement, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured net debt divided by the total of the last twelve months adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. At February 29, 2012, our senior secured leverage ratio was 3.87.

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

Adjusted EBITDA for the three months ended February 29, 2012 and February 28, 2011, the nine months ended February 29, 2012 separated into the Successor and Predecessor periods and the nine months ended February 28, 2011 is calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	August 20, 2011 to February 29, 2012	June 1, 2011 to August 19, 2011	Nine Months Ended February 28, 2011

Net income (loss)	$(9,131)	$22,686	$(41,752)	$(6,374)	$65,168
Interest expense (income), net	24,143	(145)	52,380	(142)	(472)
Income tax expense (benefit)	(5,959)	11,232	(26,180)	2,681	33,295
Depreciation and amortization	16,540	4,541	35,132	4,264	13,416
EBITDA	$25,593	$38,314	$19,580	$429	$111,407

Adjustments to EBITDA:
Stock-based compensation(i)	$314	$1,333	$314	$16,233	$4,509
Transaction costs and transaction related fees (ii)	41	250	1,362	18,863	250
Specified legal fees (iii)	593	492	1,597	-	888
Sponsor fee (iv)	1,001	-	1,857	-	-
Non-cash impact of purchase accounting (v)	5,290	-	27,755	-	-
Certain non-recurring expenses and other (vi)	4,401	(77)	23,522	2,444	638
Adjusted EBITDA	$37,233	$40,312	$75,987	$37,969	$117,692

i.	Represents non-cash stock-based compensation.
ii.	Related to legal, accounting and other costs related to the Acquisition.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with TPG Capital.
v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.
vi.	Represents non-recurring items not included in captions above.

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

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables at February 29, 2012, totaling $67.8 million, and at May 31, 2011, totaling $63.3 million, are net of allowances for doubtful accounts of $0.3 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered. On August 19, 2011, in connection with the Acquisition of the Company, trade receivables were written down to the amount expected to be recovered and the allowance for doubtful accounts was set to zero.

iii) Inventories

Typically, inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  We use a standard cost system as a tool to monitor production efficiency. The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management. Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of operations as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs.  In connection with the Acquisition of the Company on August 19, 2011, a fair value adjustment of $25.4 million increased inventory to net realizable value, which was greater than replacement cost.  As of February 29, 2012, all of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period, and the inventory is again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). No material changes have been made to the inventory policy during the third quarter of fiscal 2012.

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

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We assess the need for additional valuation allowances quarterly.

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

The fair value of our share-based payment awards for the Predecessor fiscal periods was estimated using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The fair value of our share-based payment awards for the Successor fiscal periods is estimated using a Monte Carlo simulation approach. The Monte Carlo method is used to calculate the fair value of an option with multiple sources of uncertainty by creating random price paths for the underlying share and expected future value, then discounting the average of those paths to determine the fair value.  Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any.

We calculate our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of share-based compensation awards granted after the effective date of ASC 718 using the long method. The APIC pool will be available to absorb any tax deficiencies subsequent to the adoption of ASC 718. As of the Acquisition Date, the APIC pool has been reset to zero.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1.  Legal Proceedings

Since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, there have been no material developments concerning the previously-reported investigation of the Company by the Federal Trade Commission or the private securities litigation in the United States District of North Georgia.

As previously reported, in January 2012 the Company settled a series of class action lawsuits filed against the Company and Ortho-Clinical Diagnostics, Inc. which made certain allegations of violations of federal antitrust laws.  These cases were consolidated in the United States District Court for the Eastern District of Pennsylvania.  In March 2012 the Court granted preliminary approval of the settlement and ordered that a hearing on final approval be held in June 2012 following notice to potential class members.

As previously reported, in June 2011 in connection with the Acquisition a series of six class action lawsuits were filed in the Superior Courts of Fulton County and Gwinnett County, Georgia.  Four of those cases previously were voluntarily dismissed without prejudice.  In March 2012 one of the remaining cases was dismissed with prejudice and in April 2012 the other remaining case was voluntarily dismissed without prejudice.

Other than as set forth above or as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors

Other than the above-described settlement of the antitrust class action lawsuits, there have been no material changes to the risk factors set forth in our Registration Statement on Form S-4 filed on November 22, 2011. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-4 which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form S-4 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 6.  Exhibits

3.1	Amended and Restated Bylaws of Immucor, Inc. dated April 4, 2012.
10.1
Employment Agreement by and among Immucor, Inc., IVD Holdings, Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4, No. 333-178102).

10.2
Form of Management Stockholders’ Agreement by and among Immucor, Inc., IVD Holdings, Inc. and the Managers and Investors named therein (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4, No. 333-178102).

10.3
Amended and Restated Employment Agreement by and between Immucor, Inc. and Richard A. Flynt, effective June 10, 2011 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011)

10.4
Settlement Agreement for Immucor, Inc., In Re: Blood Reagents Antitrust Litigation (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 13, 2012)

10.5	Offer Letter between Immucor, Inc. and Dominique Petitgenet dated February 12, 2012.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC. (Registrant)

Date: April 11, 2012	By:	/s/ William A. Hawkins
William A. Hawkins,
Chief Executive Officer (on behalf of Registrant and as Principal Executive Officer)

Date: April 11, 2012	By:	/s/ Dominique Petitgenet
Dominique Petitgenet,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Bylaws of Immucor, Inc. dated April 4, 2012.
10.1
Employment Agreement by and among Immucor, Inc., IVD Holdings, Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4, No. 333-178102).

10.2
Form of Management Stockholders’ Agreement by and among Immucor, Inc., IVD Holdings, Inc. and the Managers and Investors named therein (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4, No. 333-178102).

10.3
Amended and Restated Employment Agreement by and between Immucor, Inc. and Richard A. Flynt, effective June 10, 2011 (incorporated by reference to Exhibit 10.2 to Immucor, Inc.’s Current Report on Form 8-K filed on June 15, 2011)

10.4
Settlement Agreement for Immucor, Inc., In Re: Blood Reagents Antitrust Litigation (incorporated by reference to Exhibit 10.4 to Immucor, Inc.’s Quarterly Report on Form 10-Q filed on January 13, 2012)

10.5	Offer Letter between Immucor, Inc. and Dominique Petitgenet dated February 12, 2012.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.