Form 10-K
period 2012-05-31
IMMUCOR INC
filed 2012-07-27
CIK 736822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012
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

Securities registered pursuant to Section 12(b) and 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   X    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        X      No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    X     No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes____ No     X

As of November 30, 2011, there was no established public trading market for the Company’s common stock; therefore, the aggregate market value of the common stock is not determinable.

As of July 27, 2012, there were 100 shares of common stock outstanding.

Table Of Contents
Part I

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17

Part II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements And Supplementary Data
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	79
Item 9A.	Controls And Procedures	79
Item 9B.	Other Information	80

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	80
Item 11.	Executive Compensation	84
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	97
Item 13.	Certain Relationships And Related Transactions, And Director Independence	97
Item 14.	Principal Accountant Fees And Services	98

Part IV

Item 15.	Exhibits And Financial Statement Schedules	99

Signatures

Ex-21	Subsidiaries Of The Registrant
Ex-23	Consents Of Experts And Counsel
Ex-31.1	Certificate Of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Ex-31.2	Certificate Of Principal Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32	Certifications Required Under Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I

FORWARD – LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information.  Many of these statements appear, in particular, under the headings “Business” and “Management’s discussion and analysis of financial condition and results of operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

 There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include, but are not limited to, our substantial indebtedness, lower industry blood demand, lower than expected demand for our instruments, the decision of customers to defer capital spending, the outcome of the administrative action received from the Food and Drug Administration and other risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this annual report.  There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date they are made and are expressly made subject to the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events.

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

Acquisition of our Company

On August 19, 2011, Immucor was acquired by investment funds sponsored by TPG Capital, L.P. (collectively, the “Sponsor”) and certain co-investors, valued at approximately $1.9 billion, including the assumption of approximately $1.1 billion of acquisition-related debt and the incurrence of approximately $55.3 million of collective transaction costs which were incurred by Immucor and the Sponsor (the “Acquisition”). As a result of the Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of Immucor are indirectly owned by the Sponsor and certain co-investors.

To consummate the Acquisition, we entered into new debt financing consisting of (i) $715.0 million of senior secured credit facilities (the “Senior Credit Facilities”) comprised of: (a) a $100.0 million, 5-year revolving credit facility (the “Revolving Facility”), which was undrawn at closing and (b) a $615.0 million, 7-year term loan credit facility (the “Term Loan Facility”), and (ii) $400.0 million of Senior Notes due 2019.

Industry

We are part of the in-vitro diagnostic blood typing and screening market also known as the blood banking industry, which generally seeks to prevent transfusion reactions through the testing of blood and blood components prior to transfusion. In the United States (U.S.), the Food and Drug Administration (“FDA”) regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the blood banking industry, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components. The FDA requires all facilities that manufacture products used for any of these purposes, and the products themselves, to be registered or licensed by the FDA. (See “Regulation” for further discussion.)

The principal components of blood are red cells (the cellular portion) and plasma (the fluid portion).  Attached to the exterior of red cells are antigens, which determine the blood group (such as A, B, AB or O) and type (RhD positive or RhD negative) of an individual’s blood. Plasma contains many different kinds of proteins, including antibodies that are produced by the body in response to foreign substances, such as foreign red cell antigens introduced during transfusion or pregnancy. In its normal state, a person’s blood does not contain antibodies that will react with its own red cell antigens. However, if foreign antigens are introduced into the person’s blood, the body will produce antibodies to combat those foreign antigens, which can create a potentially fatal reaction.

Because of the potential reaction of antigens and antibodies, it is crucial that healthcare providers correctly identify the antigens and antibodies present in patient blood and donor blood before a transfusion. If a donor’s red cells contain antigens that are recognized by existing antibodies in the patient’s plasma, the transfused red cells could be destroyed in a potentially life-threatening reaction. Additionally, the patient’s body can produce new antibodies to any foreign antigens of the donor’s red cells.  The production of these antibodies, known as alloimmunization, can complicate future transfusions.

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

We estimate the blood banking reagent and instrument market at approximately $1.2 billion in developed countries. Our products are distributed globally through both direct affiliate offices and third-party distribution arrangements.

Strategy and Long-Term Growth Drivers

Strategy

Our strategy is to drive automation in the blood banking industry. We began our automation strategy in 1998 with the goal of improving the operations of the blood bank as well as patient safety. Through our innovation, we believe that our instruments are among the most functionally rich instrumentation available on the market.

We believe our customers, whether a hospital, a donor center or a reference laboratory, benefit from automation. Automation can allow customers to reduce headcount as well as overtime in the blood bank, which can be beneficial given the current shortage of qualified blood bank technologists. We also believe that automation can improve patient safety, can increase operational efficiency and, for customers such as integrated delivery networks with multiple blood banks, can permit the standardization of best practices. For Immucor, automation allows us to gain market share and secure a long-term, contractual relationship with our customers.

We continually innovate to ensure our offerings are competitive. For serology testing, we are the only company to offer “Scalable Solutions” to meet the needs of blood banks, regardless of size.  We offer two fully automated instruments for serology testing – NEO® and Echo® – to meet the different needs of our customers depending upon the volume in their laboratory and the complexity of the testing required.

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

With a focus on improving patient outcomes, we are developing an innovative product offering in what we believe is the future of transfusion medicine - molecular immunohematology. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, our molecular technology allows testing to prevent alloimmunization for better patient care. Our BioArray Solutions business is pioneering the development of DNA typing of blood for transfusion. Our current offering includes our Human Erythrocyte Antigen (“HEA”) product, and our Human Platelet Antigen (“HPA”) product as well as our semi-automated molecular immunohematology system, the Array Imaging System and BASIS™ database. These offerings are CE (“Conformité Européenne”) Marked, denoting regulatory clearance in the European Union, and are available on a Research Use Only basis in the U.S.

Long-Term Growth Drivers

Our long-term growth drivers revolve around our automation strategy. We believe innovative instrumentation is the key to improving blood bank operations and patient safety, as well as increasing our market share around the world. In implementing our automation strategy, we are focused on the following:

i)
Product Innovations – We believe innovation is an important part of our strategy. We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. We have launched four generations of automated instruments for serology testing, including our most recent instrument, the NEO. We are currently developing new serology reagent tests for use on our automated instruments as well as in a manual testing environment to further improve transfusion medicine. Additionally, we are developing an innovative product offering in the new field of molecular immunohematology, which we believe will be the future of blood bank operations.

ii)
Capitalize on the trend towards automation – We estimate that the majority of customers in the U.S. still perform blood typing and screening on a manual basis, particularly in the small- to medium-sized hospital segment. Given the labor shortages in blood banks and the strain on hospital budgets, we believe there are significant economic drivers behind the automation trend. Automation can allow customers to reduce headcount and/or overtime in the blood bank, which can be beneficial given the current shortage of qualified blood bank technologists. We also believe that automation can improve patient safety, increase operational efficiency and, for customers such as integrated delivery networks with multiple blood banks, permit the standardization of best practices. Given the reduction in both human and economic capital, we estimate that our instruments have an average payback period of one year or less, depending on the size of the lab. Hence, we believe our automated products represent an attractive value proposition for manual customers to switch to automation.

iii)
International growth – As of May 31, 2012, approximately 70% of our sales were generated in the U.S. We have a leadership position in the U.S. market and it is the market on which we have been focused historically. Due to our innovative product offering, we have grown our market share outside the U.S. over the last several years. In some regions, such as emerging markets, we believe a more focused effort would generate greater growth. In the emerging markets, for example, the infrastructure is far less developed than that in the U.S. and Europe, representing a significant opportunity for growth through automation. The long-term potential of the emerging markets is not included in the current estimated $1.2 billion market opportunity for instruments and reagents worldwide. With the combination of better focus and our innovative product offering, we believe the markets outside the U.S. represent a significant opportunity for future growth.

iv)
Further develop our industry-leading molecular platform – We have invested substantial effort and research and development expense in developing our molecular diagnostics platform and believe it will become an increasingly strategic asset over time. Molecular solutions have the potential to significantly enhance patient safety and outcomes. Molecular immunohematology is a developing field worldwide, and we believe we are on the forefront of this market. Our most significant molecular assays have received regulatory approval in the European Union, and we are working to achieve regulatory approval in the U.S.

Reagents

A reagent is a substance that is added during a test in order to bring about a reaction. The resulting reaction is used to confirm the presence of another substance. Our reagents are used to identify different properties of blood for the purpose of transfusion.

Most of our current reagent products are used in tests to i) identify the blood group (A, B, AB, O) and type (RhD positive or negative) ii) to detect and identify red cell antibodies or red cell antigens, iii) to detect and identify platelet antibodies and iv) to determine blood compatibility (crossmatch). The FDA requires the accurate testing of blood and blood components for the purpose of transfusion, using only reagents that have been licensed or cleared by the FDA.

We offer both traditional and proprietary reagents. Our serology instruments use both our traditional reagents, as well as our proprietary solid phase technology, marketed under the name Capture®, to perform tests.

Traditional serology reagents

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

We estimate that approximately 60% of customers in the U.S. perform testing on a manual basis without the use of an automated instrument. These customers are primarily in the small- to medium-hospital segment of the market. In the high volume segment of the U.S. market (large hospitals, donor centers and reference laboratories) and in developed international markets, a significant portion of the customers are automated.

Traditional reagents are used in a manual setting but certain products are also used on our automated instruments. Traditional reagents accounted for approximately 60% of our revenue in fiscal 2012. We believe there is a slight amount of seasonality in our reagent business as fewer donations and elective surgical procedures are performed in our first fiscal quarter (June-August).

Capture reagents (solid phase technology)

In our proprietary solid phase blood test system, known as Capture, red cell or platelet antigens are bound to a microtitration plate as a solid support (the solid phase), and the bound reactant “captures” other reactants in a fluid state and binds those fluid reactants to the solid phase. In this testing system, patient or donor serum or plasma is placed in the well of a plastic microtitration plate on which antigen reactants have been bound. Our special proprietary indicator cells are then added. In a positive reaction, antibodies in the test sample are captured by the indicator cells and adhere to the bottom of the test well as a thin layer. In a negative reaction, there is no antibody attached to the indicator cells and they settle to the bottom of the test well as a small cell button.

These reactions occur rapidly and result in clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology (manual method). Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

Molecular Immunohematology Technology

Our molecular assays use multiplex, polymerase chain reaction (“PCR”) technology for DNA testing of blood for transfusion. Marketed under the BeadChip™ System our molecular offering allows for a variety of DNA-based testing.   With the goal of improving patient outcomes, our molecular technology allows testing to prevent alloimmunization making current and future blood transfusions safer.

Our current offering includes our HEA and HPA assays as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS database. Our current offering has regulatory clearance in the European Union and is available for Research Use Only in the U.S.

Instruments and Instrument Systems

Our automated instrument-reagent systems operate on a “razor/razor blade” model, with our automated analyzers serving as the “razors” and our proprietary reagents serving as the “razor blades.” Our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. The “razor/ razor blade” business model generates a recurring revenue stream for us. We designed our systems to be scalable, enabling laboratories to better match our instruments to their various needs based on the test volume in their laboratories and the complexity of the testing required.  We design and own the rights to our instruments, even though they are produced by third-party manufacturers.

Serology

Our serology instruments use both our proprietary solid phase technology as well as certain traditional reagents to perform tests.

NEO – Targeted at donor centers, large volume hospitals and reference laboratories, NEO provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT) and antibody identification. Launched worldwide in calendar 2010, NEO is our fourth generation automated instrument. It replaces our previous high volume instrument, Galileo, which was launched in Europe in 2002 and in the U.S. in 2004. We believe Galileo is in its natural replacement cycle (approximately five to seven years). In addition to opportunities in the Galileo installed base, we believe there is also opportunity to expand our automated footprint in the hospital market because of NEO’s added functionality, including STAT functionality, a faster turnaround time and improved reliability. A high throughput instrument, NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour.  NEO uses our proprietary Capture reagent products as well as certain traditional reagents. We believe that NEO has the highest type and screen throughput available in the global market.

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

Research and Development

We continually seek to improve our existing products and to develop new ones in order to increase our market share.  Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe.  For the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011), fiscal year 2011 and fiscal year 2010, we spent approximately $13.9 million, $4.9 million, $15.9 million and $15.4 million, respectively, for research and development.

Marketing and Distribution

Our potential customers are donor centers, hospitals and reference laboratories. More than three-quarters of our current customers are hospitals, and the remainder are primarily donor centers and reference laboratories. No single customer represents 10% or more of our annual consolidated revenue.

Our products are distributed globally through both direct affiliate offices and third-party distribution arrangements. We offer several instrument procurement options, including direct sales and rentals.

We typically seek to enter into both an instrument purchase or rental agreement with a customer and a reagent purchase agreement. Some of our agreements with our larger customers allow the customer to terminate the agreement without cause, usually with 60 days’ notice.

Backlog

The nature and shelf life of our reagent products prohibits us from maintaining a material backlog of these products. At any given time, we do have a backlog of instrument orders that have been received but the instruments have either not been installed or the customer validation process has not been completed. As such, the instruments are not generating recurring reagent revenue at their expected annualized run rates. While the instrument backlog is not material as of May 31, 2012, reagent revenue that will be generated from these instruments will contribute to revenue growth in the future.

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

We source our serology instruments from single-source suppliers. Although we currently do not have a written contract with the supplier of our Echo instrument, we generally operate under the terms of past contractual arrangements with that supplier. We believe that our business relationship with our instrument suppliers is good. While these relationships are significant, we believe that other manufacturers could supply the instruments to us after a reasonable transition period. We have elected not to dual source our instruments because we consider our primary exposure to be the sudden bankruptcy of the suppliers. In the event a current instrument supplier experiences financial problems that prevent it from continuing to produce our instrument, we believe it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. While a change in an instrument supplier would disrupt our growth opportunities during the transition period, we do not believe it would have a material financial impact on our existing business as nearly 85% of our revenue is generated from our reagents. During the transition period to a new supplier, over time there could be a material impact on our ability to execute our strategy of driving automation in the blood bank using a “razor/razor blade” model in which our sale of instruments is intended to establish a relationship with a customer to whom we continually sell reagents over time.

Regulation

The manufacture and sale of blood banking products is a highly regulated business and is subject to continuing compliance with country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.

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

There are multiple countries worldwide that also impose regulatory barriers to market entry. We maintain product registrations and approvals necessary to maintain access to certain foreign markets.

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke (“NOIR”) our biologics license with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we received in May 2008. The Company began implementing extensive remediation efforts in early calendar 2009.  The FDA conducted an inspection of our facilities during June 2010 and we were notified by the FDA in September 2010 that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect and it will evaluate our overall compliance status at its next inspection. Since the June 2010 inspection, the FDA has resumed the normal approval process in considering our regulatory applications. During June 2012, after our fiscal 2012 year-end, the FDA conducted an inspection of our facilities.  We have no update on our compliance status at this time. See “Risk factors—Risks related to the company—FDA administrative action could have a material and adverse effect on our business.”

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. We believe we are in compliance with applicable portions of the federal and state hazardous waste regulations.

Patents and Trademarks

Since 1986, the U.S. Patent Office has issued six patents to us pertaining to our solid phase technology for serology testing, five of which have expired. The remaining patent expires in November 2012. We believe that our trade secrets and know-how will help prevent any current or future competitors from successfully copying our solid phase products.

For molecular testing, we have a substantial portfolio of issued patents and pending patent applications.  The issued patents expire between 2017 and 2026.

We use trademarks on most of the products we sell. These trademarks are protected by registration in the U. S. and other countries where such products are marketed using the trademarks. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

Competition

Competition in the blood banking industry is based on quality of instrumentation and reagents, pricing, talent of the sales forces, ability to furnish a range of quality existing and new products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in this industry principally because of the completeness, reliability and quality of our product line, our competitive pricing structure and our introduction of innovative products, such as our Capture technology and full line of automated instruments for serology testing and our molecular immunohematology offering. We also believe that continuing research efforts in the area of blood bank automation, the experience and expertise of our sales personnel and the expertise of our technical and customer support staff will enable us to remain competitive in the market.

Our principal competitors worldwide are Ortho-Clinical Diagnostics, a Johnson & Johnson company, and Bio-Rad Laboratories, Inc.  Both companies sell instrumentation as well as reagents.

Financial Information about Geographic Areas

We conduct our business globally with manufacturing facilities in the U.S. and Canada, and with both direct affiliate offices and third-party distribution arrangements worldwide. Roughly 30% of our revenue is generated outside the U.S. In addition to the potentially adverse impact of foreign regulations (see “Regulations”), we may be affected by more difficult market conditions outside the U.S., which could impact our revenues and profit margins. Also, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect the competitiveness of our products and our profit margins because our affiliates sell our products predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar.

For financial information about geographic areas, see Note 18 “Segment and Geographic Information” of the notes to the consolidated financial statements.

Employees

At May 31, 2012, we had a total of 819 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

Available Information

We file periodic reports under the Securities Exchange Act of 1934 with the SEC.  Electronic versions of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC may be accessed free of charge through our website at www.immucor.com. The information may also be accessed at the SEC’s web site at www.sec.gov.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contain on the website is not part of this document.

Item 1A. — Risk Factors.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. We provide the following cautionary discussion of risks and uncertainties relevant to our business, which we believe are factors that, individually or in the aggregate, could have a material and adverse impact on our business, results of operations and financial condition, or could cause our actual results to differ materially from expected or historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, our operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Relating to Our Company

Lower blood demand could negatively impact our financial results.

Our products are used to test blood prior to transfusion. Lower demand for blood in the markets in which we operate could result in lower testing volumes. For example, we believe the U.S. market has been experiencing lower demand for blood in our last three fiscal years. Lower blood demand could result from a variety of factors, such as fewer elective surgeries and more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Lower blood demand could negatively impact our revenue, profitability and cash flows.

FDA administrative action could have a material and adverse effect on our business.

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (“NOIR”) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. During June 2010, the FDA conducted an inspection of our facilities. During September 2010, we were notified by the FDA that while the June 2010 inspection “disclosed that substantive corrections have been made, some deviations continue.” Therefore, the FDA stated that the conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated that it will evaluate our overall compliance status at its next inspection. During June 2012, after our fiscal 2012 year-end, the FDA conducted an inspection of our facilities.  We have no update on our compliance status at this time.

As part of its overview responsibility, the FDA makes plant and facility inspections on an unannounced basis. The FDA could seek to escalate the NOIR by revoking our biologics license for the products impacted if we have failed to implement a corrective action plan that adequately addresses the deficiencies noted by the NOIR. The FDA could also take further regulatory actions, including seeking a consent decree, recalling or seizing our products, ordering a total or partial shutdown of production, delaying future marketing clearances or approvals, and withdrawing or suspending certain of our current products from the market.

An on-going governmental investigation could have a material and adverse effect on our business.

The Federal Trade Commission (“FTC”) is investigating whether we violated federal antitrust laws or engaged in unfair methods of competition, through three acquisitions made in the period from 1996 through 1999 or by restricting price competition. The FTC could decide to commence administrative and possibly federal court proceedings for purposes of determining whether there has been a violation and might seek to impose a variety of remedies for any violation including injunctive relief, divestiture of assets and/or disgorgement of profits. The imposition of any of these remedies could have a materially adverse impact on our business, financial condition and results of operations. In addition, we may incur significant expenses, including attorneys’ fees, in responding to issues raised in this matter.

A catastrophic event at our Norcross, Georgia facility would prevent us from producing many of our reagent products.

Substantially all our reagent products are produced in our Norcross facility. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Norcross facility, and we currently have no plans to develop a third-party reagent manufacturing capability as an alternative source of supply. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Unforeseen product performance problems could prevent us from selling or result in a recall of the affected products.

In the event that we experience a product performance problem with either our instruments or our reagents, we may be required to, or may voluntarily recall or suspend selling the products until the problem is resolved. We have from time to time initiated voluntary recalls of our products. Depending on the product as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

Poor product performance could increase operating costs and result in the loss of current or future customers.

Instrument performance and reliability is a key factor in satisfying current customers and attracting new customers. Poor performance or unreliability of instruments would not only increase maintenance costs but also could result in losing important current customers and an inability to gain new customers. Therefore, if we are unable to provide effective instrument support and service and minimize instrument down time, our revenues and financial results would be adversely affected.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2012, revenue outside the U.S. was approximately 30% of total revenue. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could make our products less competitive and affect our sales and earnings levels. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, reagent product mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace, we may experience increased instrument sales. The probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. For our reagent products, margins vary depending upon the product with rarer products generating higher margins. Depending upon the sales mix of these products, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

If customers delay integrating our instruments into their operations, the growth of our business could be negatively impacted.

From time to time in the past, some of our customers have experienced significant delays between the purchase of an instrument and the time at which it has been successfully integrated into the customer’s existing operations and is generating reagent revenue at its expected annualized run rate. These delays may be due to a number of factors, including staffing and training issues and difficulties interfacing our instruments with the customer’s computer systems. Because our business operates on a “razor/razor blade” model, such integration delays result in delayed purchases of the reagents used with the instrument. A number of steps have mitigated these integration delays: improved performance of our field service staff, better instrument instructions, increased use of internet-based remote diagnostic tools, and more efficient scheduling of instrument installations. In addition, we have taken steps in the design of our next generation instruments intended to make it easier for our customers to integrate the instruments into existing operations. However, delays of customers successfully integrating instruments into their operations could adversely impact our future revenues, earnings and cash flow.

We may not be successful in capitalizing on acquisitions of former distributors or newly established distribution networks outside the U.S.

An integral part of our strategy is to place our instruments in additional markets outside North America. To further this strategy, in the past we have either acquired former distribution businesses or have established our own direct distribution organizations. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Our financial performance is dependent on the timely and successful introduction of new products and services.

Our financial performance depends in part upon our ability to successfully develop and market next generation automated instruments and other products in a rapidly changing technological and economic environment. Our market share and operating results would be adversely affected if we fail to successfully identify new product opportunities and timely develop and introduce new instruments that achieve market acceptance, or if new products or technology are introduced in the market by competitors that could render our instruments or reagents uncompetitive or obsolete. In addition, delays in the introduction of new products due to regulatory, developmental, or other obstacles could negatively impact our revenue and market share, as well as our earnings, including the potential impairment of goodwill related to our molecular immunohematology offering.

Global economic conditions may have a material adverse impact on our results.

We are a global company with customers around the world. General economic conditions impact our customers, particularly hospitals. For our instruments, reduced capital budgets that result from negative economic conditions, such as a global recession, could result in lower instrument sales, which would negatively impact our future revenue, profitability and cash flow. A shift from capital purchases to rentals, which require no upfront cash outlay, could negatively impact our cash flow in the near term. Additionally, global economic conditions may adversely affect the ability of our customers to access funds to enable them to fund their operating and capital budgets. Budget constraints could slow our progress in driving automation in both our customer base and the blood banking industry as a whole, which could negatively impact our future revenues, profitability and cash flow.

We are highly dependent on our senior management team and other key employees, and the loss of one or more of these employees could adversely affect our operations.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists, and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

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

We purchase our instruments from single-source suppliers. If the supply of any of our instruments were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but that it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of instruments on hand were insufficient to satisfy demand.

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

Distribution chain interruptions could negatively impact our operations and financial performance. Our international affiliates get almost all of their reagent products from our U.S. manufacturing facilities. If circumstances arose that disrupted our distribution of U.S.-sourced products internationally, we would need to establish an alternate distribution channel, which may take both time and expense to establish and could have an adverse impact on our operations and financial position.

We may be unable to adequately protect our proprietary technology.

We have a substantial patent portfolio of issued patents or pending patent applications supporting our molecular immunohematology offering. Also one of the original six patents on our proprietary Capture technology is still in force, but it expires in November 2012. Our competitiveness depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Because the law is constantly changing, and unforeseen facts may arise, there is always a risk that patents may be found to be invalid or unenforceable. Therefore, there is no absolute certainty as to the exact scope of protection associated with any intellectual property. We believe our patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our BeadChip and Capture products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products or independently develop technology or know-how that is equivalent to or competitive with our technology and know-how. Any damage to our intellectual property portfolio could result in an adverse effect on our current or proposed products, our revenues and our operations.

Protecting our intellectual property rights is costly and time consuming. We may need to initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights and reduce our ability to compete in the marketplace. Furthermore, these lawsuits may divert the attention of our management and technical personnel.

We may be subject to intellectual property rights infringement claims in the future, which are costly to defend, could require us to pay substantial damages and could limit our ability to use certain technologies in the future.

Our commercial success depends, in part, not only on protecting our own intellectual property but on not infringing the patents or proprietary rights of third parties. Were third parties to claim that we infringe on their intellectual property rights, responding to such claims, regardless of their merit, could be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Our practices, products and technologies, particularly with respect to the field of molecular immunohematology, may not be able to withstand third-party claims, regardless of the merits of such claims.

As a result of such potential intellectual property infringement claims, we could be required or otherwise decide it is appropriate to discontinue manufacturing, using, or selling particular products subject to infringement claims or develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible. In addition, to the extent potential claims against us are successful, we may have to pay substantial monetary damages or discontinue certain of our practices, products or technologies that are found to be in violation of another party’s rights. We also may have to seek third-party licenses to continue certain of our existing or planned product lines, thereby incurring substantial costs related to royalty payments for such licenses, which could negatively affect our gross margins. Also, license agreements can be terminated under appropriate circumstances. No assurance can be given that efforts to remediate any infringement would be successful or that licenses could be obtained on acceptable terms or that litigation will not occur.

In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

If any of our products failed to perform in the manner represented during this clearance or approval process, particularly concerning safety issues, one or more of these agencies could require us to cease manufacturing and selling that product, or even recall previously-placed products, and to resubmit the product for clearance or approval before we could sell it again. Depending on the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period. See “—Risks related to the company—FDA administrative action could have a material and adverse effect on our business.”

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

Increased competition in the U.S. could negatively impact our revenues and profitability.

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2012, approximately 70% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

Changes in government policy may have a material adverse effect on our business.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Patient Protection and Affordable Care Act that became law in March 2010.  The act imposes a new 2.3% excise tax on medical device makers beginning in 2013, which could have a material negative impact on our results of operations and our cash flows. Other elements of this legislation could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

Although product liability claims in our industry are infrequent, the expansion of our business in an increasingly litigious business environment may expose us to product liability claims related to the products we sell. We maintain insurance that includes product liability coverage, and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

Risks related to our indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

We have a significant amount of indebtedness. To complete the acquisition of the Company, we entered into new debt financing consisting of (i) $715.0 million of senior secured credit facilities (the “Senior Credit Facilities”) comprised of: (a) a $100.0 million, 5-year revolving credit facility (the “Revolving Facility”), which was undrawn at closing and (b) a $615.0 million, 7-year term loan credit facility (the “Term Loan Facility”), and (ii) $400.0 million of Senior Notes due 2019 (the “Notes”). As of May 31, 2012, our total debt was $1,012.0 million and we had unused commitments of $100.0 million under our Senior Credit Facilities, which amount could increase by $150.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions.

Subject to the limits contained in the credit agreement governing our Senior Credit Facilities and the indenture that governs the Notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing; and

•
preventing us from raising the funds necessary to repurchase all the Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the Notes.

In addition, the indenture that governs the Notes and the credit agreement governing our Senior Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our Senior Credit Facilities and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

 In addition, we conduct a substantial portion of our operations through our subsidiaries, all of which except our single domestic subsidiary, BioArray Solutions Ltd., currently are foreign subsidiaries and are not guarantors of our debt. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our non-guarantor subsidiaries do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities limit the ability of our subsidiaries to incur contractual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Senior Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of May 31, 2012, our Senior Credit Facilities had unused commitments of $100.0 million, which amount could increase by $150.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

The terms of the credit agreement governing our Senior Credit Facilities and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our Senior Credit Facilities require us to maintain a maximum senior secured net leverage ratio to be tested on the last day of each fiscal quarter. Our ability to meet this financial covenant can be affected by events beyond our control.

A breach of the covenants under the indenture governing the Notes or under the credit agreement governing our Senior Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our Senior Credit Facilities would permit the lenders under our Senior Credit Facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn, each one-eighth point change in the LIBOR interest rate above 1.5% would result in a $0.9 million change in annual interest expense on our indebtedness under our Senior Credit Facilities. We have entered into, and may continue to enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Item 1B. — Unresolved Staff Comments.

Not applicable.

Item 2. — Properties.

We own our Canadian manufacturing facility and our Belgium sales office. We lease the remainder of our facilities.

Our owned properties are not encumbered as security for any loan. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

Item 3. — Legal Proceedings.

In October 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether we violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether we or others engaged in unfair methods of competition by restricting price competition. We have provided certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then.  As was previously the case, at this time we cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on our business.

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees.  These actions are identified in Exhibit 99.1 hereto.  All of these actions make substantially the same allegations, and were consolidated in the U.S. District Court for the Eastern District of Pennsylvania.  In January 2012, we entered into a settlement agreement with the plaintiff class representatives in these actions pursuant to which we paid $22.0 million into a qualified settlement trust fund in April 2012.  Under the settlement agreement, all potential class members have agreed to release the Company from the direct purchaser claims related to the products and acts enumerated in the lawsuits, and we are to be dismissed from the case with prejudice.  After a hearing in June 2012, the Court indicated that in September 2012, after a statutory waiting period, it would enter an order granting final approval of the settlement.  The $22.0 million is reflected in “certain litigation expenses” on our consolidated statements of operations.

Private securities litigation in the U.S. District Court of North Georgia against us and certain of our current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of our common stock between October 19, 2005 and June 25, 2009.  The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that we had violated the antitrust laws, and challenges the sufficiency of our disclosures about the results of FDA inspections and our quality control efforts. In June 2011, the Court dismissed the complaint and closed the case.  In September 2011 plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. We intend to defend the case vigorously if it is reinstated. At this time, we cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on our business.

A series of class action lawsuits were filed in July 2011 in connection with the Acquisition, including two lawsuits filed in the Superior Court of Gwinnett County, Georgia, captioned as Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1, and Gilbert Rosenthal v. Immucor, Inc., et al., Civil Action No. 11A079463.  These actions were brought on behalf of our public shareholders against us, our individual directors, the Sponsor and certain of its affiliates. The actions asserted claims for breaches of fiduciary duties against our board of directors in connection with the Acquisition, and for aiding and abetting the purported breaches of fiduciary duties by the Sponsor, and included allegations that our Schedule 14D-9 filed with respect to the Acquisition failed to provide certain allegedly material information. The plaintiffs sought, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the Acquisition, rescission of the Acquisition and costs, expenses and disbursements of the action. The Schorsch case was dismissed with prejudice in March 2012 and the Rosenthal case was dismissed without prejudice in April 2012.

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

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the Acquisition, our common stock was traded on The Nasdaq Stock Market under the symbol BLUD.  Following the Acquisition, our common stock is privately held.  Therefore there is no established trading market.

As of July 13, 2012, IVD Intermediate Holdings B, Inc. (the “Parent”) was the only owner of record of our common stock.  The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. (“Holdings”) which was formed by investment funds affiliated with the Sponsor.

Dividend Policy

With the exception of certain limited circumstances, payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes.  We have never declared cash dividends with respect to our common stock and do not expect to do so in the future. We presently intend to continue to reinvest our earnings in the business.

Item 6. – Selected Financial Data.
(All amounts are in thousands)

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31, 2012 (1)	August 19, 2011 (1)	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Statement of Operations Data:

Net sales	$261,814	$74,910	$333,091	$329,073	$300,547	$261,199
Cost of sales (exclusive of amortization included in operating expenses below)	105,698	22,955	96,175	95,349	84,536	75,710
Gross profit	156,116	51,955	236,916	233,724	216,011	185,489

Operating expenses:
Research and development	13,929	4,895	15,900	15,437	10,698	6,454
Selling, general and administrative	85,562	52,637	90,686	88,667	84,616	70,289
Restructuring expenses	-	-	-	-	-	646
Amortization expense	39,224	931	4,333	4,278	3,739	357
Certain litigation expenses	22,000	-	-	-	-	-
Total operating expenses	160,715	58,463	110,919	108,382	99,053	77,746

(Loss) Income from operations	(4,599)	(6,508)	125,997	125,342	116,958	107,743

Non-operating income (expense):
Interest income	7	142	706	454	1,957	4,263
Interest expense	(77,048)	-	(70)	(33)	(250)	(371)
Other (expense) income – net	447	2,673	3,997	(551)	(1,684)	33
Total non-operating income (expense)	(76,594)	2,815	4,633	(130)	23	3,925

(Loss) Income before income taxes	(81,193)	(3,693)	130,630	125,212	116,981	111,668
(Benefit) Provision for Income taxes	(31,546)	2,681	41,303	42,629	40,798	40,214
Net (loss) income	$(49,647)	$(6,374)	$89,327	$82,583	$76,183	$71,454

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31, 2012	August 19, 2011	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$71,295	$381,259	$378,979	$270,939	$192,562	$230,556
Total assets	1,949,153	652,395	633,127	519,834	451,340	364,950
Long-term obligations, less current portion	986,361	-	-	-	-	-
(Accumulated deficit) Retained earnings	(49,865)	492,778	499,152	409,825	327,242	251,059
Shareholders’ equity	637,378	576,646	568,872	456,123	384,578	307,696

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Business

We develop, manufacture, and sell a complete line of reagents and automated systems used primarily by hospitals, donor centers and reference laboratories for testing to detect and identify certain properties of human blood for the purpose of blood transfusion. We have manufacturing facilities in the United States (“U.S.”) and Canada and sell our products through both direct affiliate offices and third-party distribution arrangements.

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

With a focus on improving patient outcomes, Immucor is developing an innovative product offering in what we believe is the future of transfusion medicine - molecular immunohematology. In many countries, blood pre-transfusion testing is limited to the prevention of transfusion reactions and not for the prevention of alloimmunization, which occurs when antigens foreign to the patient are inadvertently introduced into the patient’s blood system through transfusions. If alloimmunization occurs, the patient develops new antibodies in response to the foreign antigens, thereby complicating future transfusions. By using multiplex, cost-effective molecular testing, our molecular technology allows testing to prevent alloimmunization for better patient care. Our BioArray Solutions business is pioneering the development of DNA typing of blood for transfusion. Our current offering includes our Human Erythrocyte Antigen (“HEA”) product, and our Human Platelet Antigen (“HPA”) product as well as our semi-automated molecular immunohematology system, the Array Imaging System and BASIS™ database. These offerings are CE (“Conformité Européenne”) Marked, denoting regulatory clearance in the European Union, and are available on a Research Use Only basis in the U.S.

Business Highlights

The following discusses recent material developments in our business.

Acquisition of the Company – On August 19, 2011, the Company was acquired through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”).  The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. (“Holdings”), which was formed by investment funds affiliated with the Sponsor. The acquisition was accomplished through a merger of Merger Sub with and into the Company, with the Company being the surviving company (the “Acquisition”). As a result of the Acquisition, the Company became a wholly owned subsidiary of the Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

Lower Industry Demand – In the U.S. market, we believe there has been lower demand for blood during our last three fiscal years because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume.  Blood demand continued to decline in fiscal 2012 although at a much lower rate than the prior two fiscal years. We believe we are seeing signs of an industry slowdown in Europe due to tough economic conditions.

Results of Operations

In Management’s Discussion and Analysis, we have presented the results of operations and cash flows separately for the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period), the period from August 20, 2011 to May 31, 2012  (the Successor fiscal 2012 period), and the twelve months ended May 31, 2011 (the Predecessor fiscal 2011 period). We have prepared our discussion and analysis of the results of operations and cash flows by comparing the combined results of the Predecessor and Successor fiscal 2012 periods (twelve months ended May 31, 2012) with those of the Predecessor twelve months ended May 31, 2011. We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

Comparison of Years Ended May 31, 2012 and May 31, 2011

	Successor	Predecessor
	August 20, 2011	June 1, 2011	For the Year	Change
	May 31, 2012	August 19, 2011	May 31, 2011	Amount	%
	(in thousands)	(in thousands)
Net sales	$261,814	$74,910	$333,091	$3,633	1%
Gross profit (1)	156,116	51,955	236,916	(28,845)	-12%
Gross profit percentage	59.6%	69.4%	71.1%
Operating expenses	160,715	58,463	110,919	108,259	98%
(Loss) Income from operations	(4,599)	(6,508)	125,997	(137,104)	-109%
Non-operating income (expense)	(76,594)	2,815	4,633	(78,412)
(Loss) Income before income tax	(81,193)	(3,693)	130,630	(215,516)	-165%
(Benefit) Provision for income tax	(31,546)	2,681	41,303	(70,168)	-170%
Net (loss) income	$(49,647)	$(6,374)	$89,327	$(145,348)	-163%

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Revenue was $261.8 million in the Successor fiscal 2012 period and $74.9 million in Predecessor fiscal 2012 period compared to $333.1 million in the Predecessor fiscal 2011 period. The overall increase of $3.6 million was primarily due to growth in foreign business offset by weaker industry demand in the U.S. market. Fiscal 2012 revenue also benefited from favorable fluctuations in foreign currency exchange rates of $1.2 million.

Consolidated gross margin was 59.6% in the Successor fiscal 2012 period and 69.4% in Predecessor fiscal 2012 period yielding a combined consolidated gross margin of 61.8% for fiscal 2012.  This was a decrease from the 71.1% achieved in the Predecessor fiscal 2011 period. Gross margin in the Successor fiscal 2012 period was negatively impacted by the amortization of the fair value adjustment to inventory and gross margin in the Predecessor fiscal 2012 period was negatively impacted by the acceleration of share-based compensation expense both resulting from the Acquisition of the Company. The acceleration of share-based compensation expense, transaction costs, and amortization of intangibles which all relate to the Acquisition, as well as the settlement of the antitrust class action lawsuit drove the 98% increase in operating expenses and those expenses along with interest expense related to the debt incurred as a result of the Acquisition drove the 163% decrease in net income.

Net sales

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended	Change
	May 31, 2012	August 19, 2011	May 31, 2011	Amount	%
	(in thousands)	(in thousands)
Traditional reagents	$151,644	$42,936	$199,826	$(5,246)	-3%
Capture products	69,174	21,239	82,366	8,047	10%
Instruments	36,228	9,457	45,112	573	1%
Molecular immunohematology	4,768	1,278	5,787	259	4%
	$261,814	$74,910	$333,091	$3,633	1%

Traditional reagent revenue was $151.6 million in the Successor fiscal 2012 period and $42.9 million in the Predecessor fiscal 2012 period compared to $199.8 million in the Predecessor fiscal 2011 period. The overall decrease was $5.2 million, or 3%. While traditional reagent revenue benefited by $1.0 million from fluctuations in foreign currency exchange rates, lower sales revenue from weaker industry demand in the U.S. market resulted in an overall decrease in traditional reagent revenue. Additionally, traditional reagent revenue was negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in traditional reagent revenue when the instrument is placed with a current customer. With our automation strategy, we expect this trend to continue.

Capture reagent revenue was $69.2 million in the Successor fiscal 2012 period and $21.2 million in the Predecessor fiscal 2012 period compared to $82.4 million in the Predecessor fiscal 2011 period. The overall increase of $8.0 million, or 10%, was primarily driven by incremental revenue from instrument placements as well as more ship cycles during the current fiscal year. Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to continue to increase as a percent of our total revenue.

Instrument revenue was $36.2 million in the Successor fiscal 2012 period and $9.5 million in the Predecessor fiscal 2012 period compared to $45.1 million in the Predecessor fiscal 2011 period.  The primary driver of the $0.6 million increase was revenue generated from increased instrument placements offset by a reduction in deferred revenue recognized.

Molecular immunohematology revenue was $4.8 million in the Successor fiscal 2012 period and $1.3 million in the Predecessor fiscal 2012 period compared to $5.8 million in the Predecessor fiscal 2011 period, which is an increase of $0.3 million, or 4%.

Gross margin

	Successor		Predecessor
	August 20, 2011 through May 31, 2012		June 1, 2011 through August 19, 2011		For the Year Ended May 31, 2011		Change
	Amount	Margin %	Amount	Margin %	Amount	Margin %	Amount
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Traditional reagents (1)	$94,610	62.4%	$32,481	75.6%	$160,630	80.4%	$(33,539)
Capture products (1)	53,978	78.0%	16,887	79.5%	65,305	79.3%	5,560
Instruments (1)	6,544	18.1%	2,053	21.7%	8,541	18.9%	56
Molecular immunohematology (1)	984	20.6%	534	41.8%	2,440	42.2%	(922)
	$156,116	59.6%	$51,955	69.4%	$236,916	71.1%	$(28,845)

(1)	The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margin on traditional reagents was 62.4% in the Successor fiscal 2012 period and 75.6% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 65.3% was lower than the 80.4% in the Predecessor fiscal 2011 period.  The decrease in gross margin in the Successor fiscal 2012 period was primarily driven by the amortization of the fair value of inventory of $24.4 million and the decrease in gross margin in the Predecessor fiscal 2012 period was primarily driven by expenses related to accelerated share-based compensation costs of $2.0 million, both arising from the Acquisition of the Company. Lower revenue also contributed to the year-over-year margin decline.

Capture reagents gross margin was 78.0% in the Successor fiscal 2012 period and 79.5% in the Predecessor fiscal 2012 period.  Capture margin for the combined fiscal 2012 period of 78.4% was lower than the 79.3% achieved in the Predecessor fiscal 2011 period.  The margin decline was due to an increase in reagent rentals and the related increase in the allocation of revenue from Capture reagents to instruments related to reagent rentals. In a reagent rental, the reagent revenue stream is used to fund all components of the customer’s acquisition, including the reagents themselves as well as the instrument and instrument-related items, such as training. Reagent gross margin is negatively impacted as a portion of reagent revenue is allocated to instruments over the life of the contract but none of the costs associated with the reagents are allocated.

Gross margin on instruments was 18.1% in the Successor fiscal 2012 period and 21.7% in the Predecessor fiscal 2012 period.  The combined fiscal 2012 period margin of 18.8% is generally in line with the 18.9% in the Predecessor fiscal 2011 period with increased instrument placements being offset by the purchase accounting adjustment related to deferred revenue.

We expect molecular immunohematology gross margin to be volatile until production volumes are higher.

Operating expenses

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended	Change
	May 31, 2012	August 19, 2011	May 31, 2011	Amount	%
	(in thousands)
Research and development	$13,929	$4,895	$15,900	$2,924	18%
Selling and marketing	32,913	10,510	36,431	6,992	19%
Distribution	14,333	3,952	16,508	1,777	11%
General and administrative	38,316	38,175	37,747	38,744	103%
Amortization expense	39,224	931	4,333	35,822	827%
Certain litigation expenses	22,000	-	-	22,000	100%
Total operating expenses	$160,715	$58,463	$110,919	$108,259	98%

Research and development expenses were $13.9 million in the Successor fiscal 2012 period and $4.9 million in the Predecessor fiscal 2012 period compared to $15.9 million in the Predecessor fiscal 2011 period. The overall increase of $2.9 million, or 18%, was primarily due to $1.5 million of increased spend on projects in the Successor fiscal 2012 period.  Additionally, $0.9 million of compensation expense in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Selling and marketing expenses were $32.9 million in the Successor fiscal 2012 period and $10.5 million in the Predecessor fiscal 2012 period compared to $36.4 million in the Predecessor fiscal 2011 period. The overall increase of $7.0 million, or 19%, was primarily due to an increase in other compensation-related expenses.  Additionally, $1.3 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.

Distribution expenses were $14.3 million in the Successor fiscal 2012 period and $4.0 million in the Predecessor fiscal 2012 period compared to $16.5 million in the Predecessor fiscal 2011 period. The overall increase of $1.8 million, 11%, was due to increases in warehouse expenses and freight costs.  Additionally, $0.2 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition.

General and administrative expenses were $38.3 million in the Successor fiscal 2012 period and $38.2 million in the Predecessor fiscal 2012 period compared to $37.7 million in the Predecessor fiscal 2011 period. The overall increase of $38.7 million was primarily due to $18.9 million of transaction costs in the Predecessor fiscal 2012 period related to the Acquisition.  Additionally, $10.2 million of compensation expense was recognized in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Acquisition that is non-recurring.  During the Successor fiscal 2012 period $4.1 million of severance was expensed as well as $3.2 million of monitoring fees and expenses pursuant to a management services agreement with the Sponsor.

Amortization expense was $39.2 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared to $4.3 million in the Predecessor fiscal 2011 period. The overall increase for fiscal 2012 was $35.8 million.  The increase in the Successor 2012 period was related to amortizing intangible assets in connection with the Acquisition.

Certain litigation expenses of $22.0 million recorded in the Successor fiscal 2012 period relate to the settlement of the antitrust class action lawsuit (See Part II, Item 1 – Legal Proceedings for further discussion).

Non-operating income (expense)

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended	Change
	May 31, 2012	August 19, 2011	May 31, 2011	Amount
(in thousands)
Non-operating income (expense)	$(76,594)	$2,815	$4,633	$(78,412)

Non-operating income (expense) was expense of $76.6 million in the Successor fiscal 2012 period and income of $2.8 million in the Predecessor fiscal 2012 period compared to $4.6 million of income in the Predecessor fiscal 2011 period.  Realized foreign exchange gains relating to the settlement of intercompany balances accounted for $2.9 million of the income in the Predecessor fiscal 2012 period.  During the Successor fiscal 2012 period non-operating income (expense) included interest expense of $77.0 million relating to the Company’s long-term debt.

Income taxes

The effective tax rate for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the Predecessor fiscal 2011 period was 38.9%, (72.6)% and 31.6%, respectively. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor fiscal 2012 period primarily relates to foreign tax credits and the disallowance of the domestic production deduction due to income tax limitations. The difference between the federal statutory rate and the effective tax rate for the Predecessor fiscal 2012 period primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Comparison of Predecessor Years Ended May 31, 2011 and May 31, 2010

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	(in thousands)
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

Revenue increased by approximately $4.0 million, or approximately 1%, during the year ended May 31, 2011 compared with the prior year. While revenue increased year-over-year, revenue growth was negatively impacted by lower sales volume of reagents due to weaker industry demand in the U.S. market as well as by a decreased number of ship cycles when compared with the prior year. While ship cycles are typically consistent year-to-year, the timing of ship cycles is determined by the calendar, which can result in a different number of ship cycles between years.  Revenue was negatively impacted by approximately $0.5 million in fiscal 2011 from foreign currency fluctuations.

For fiscal 2011, our consolidated gross margin was generally in line compared with the prior year. Gross margins in the prior year included costs related to our Quality System improvement efforts in response to the June 2010 FDA administrative action of approximately $5.9 million, primarily for external consultants. There were no material external costs related to the Quality System efforts in the current year, which benefited margins. Gross margins in the current year were negatively impacted by the mix of instrument-related revenue, more instruments being expensed in the current year compared with the prior year as well as by manufacturing variances related primarily to fewer ship cycles. Operating expenses increased by 2% when compared by the prior year, primarily due to increased distribution expenses and increased general and administrative expenses. Non-operating income increased by $4.8 million when compared with the prior year, primarily due to a return of funds escrowed in connection with prior acquisitions. Net income increased by approximately 8% in fiscal 2011 when compared with the prior year.

Net sales

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	(in thousands)
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

Molecular immunohematology revenue increased by approximately $1.1 million in fiscal 2011 compared with fiscal 2010 due to new customers.

Gross margin

	For the Year Ended May 31,
	2011		2010		Change
	Amount	Margin %	Amount	Margin %	Amount
	(in thousands)		(in thousands)
Traditional reagents (1)	$160,630	80.4%	$161,557	77.8%	$(927)
Capture products (1)	65,305	79.3%	62,732	81.5%	2,573
Instruments (1)	8,541	18.9%	8,813	22.2%	(272)
Molecular immunohematology (1)	2,440	42.2%	622	13.3%	1,818
	$236,916	71.1%	$233,724	71.0%	$3,192

(1)  The determination of gross margin is exclusive of amortization expense which is presented separately as an operating expense in the income statement.

Gross margins on traditional reagents increased to 80.4% in fiscal 2011 from 77.8% in the prior year. Gross margins in the prior year included expenses related to the remediation portion of our Quality System improvement efforts, which was completed in the third quarter of fiscal 2010, of approximately $5.9 million. These costs were primarily for external consultants. There were no material external costs related to the Quality System efforts in the current year periods, which benefited gross margins.

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

We expect molecular immunohematology gross margin to be volatile until production volumes are higher.

Operating expenses

	For the Year Ended May 31,		Change
	2011	2010	Amount	%
	(in thousands)
Research and development	$15,900	$15,437	$463	3%
Selling and marketing	36,431	36,995	(564)	-2%
Distribution	16,508	14,831	1,677	11%
General and administrative	37,747	36,841	906	2%
Amortization expense	4,333	4,278	55	1%
Total operating expenses	$110,919	$108,382	$2,537	2%

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
	(in thousands)
Non-operating income (expense)	$4,633	$(130)	$4,763

The year-over-year change in non-operating income (expense) was primarily attributable to the recognition of $4.3 million of other income related to the return of funds escrowed in association with prior acquisitions.

Income taxes

The provision for income taxes decreased $1.3 million in fiscal 2011 compared with fiscal 2010 primarily due to a New Jersey state tax law change relating to apportionment. The effective income tax rate was 31.6% in fiscal 2011 compared with 34.0% in fiscal 2010. The fiscal 2011 tax rate was favorably impacted primarily by the New Jersey law change and a settlement of the escrow account related to prior acquisitions.  Since the return of the escrowed funds was considered a return of purchase price, no income taxes were provided on these amounts.

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

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs. We believe that we have adequate working capital and sources of capital to operate our current business and to meet our existing capital requirements. At May 31, 2012, we had working capital of $71.3 million, compared to $379.0 million of working capital at May 31, 2011. The following table shows the cash flows provided by or used in operating, investing and financing activities for fiscal 2012, 2011 and 2010, as well as the effect of exchange rates on cash and cash equivalents for those same years:

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31 2012	August 19, 2011	2011	2010

Net cash provided by (used in) operating activities	$(9,593)	$25,588	$102,111	$84,751
Net cash used in investing activities	(1,945,450)	(2,265)	(9,061)	(6,304)
Net cash provided by (used in) financing activities	1,652,090	66	2,578	(11,757)
Effect of exchange rate changes on cash and cash equivalents	(1,432)	(3,029)	4,326	(502)
(Decrease) increase in cash and cash equivalents	$(304,385)	$20,360	$99,954	$66,188

Our cash and cash equivalents were $18.6 million at May 31, 2012 (Successor), as compared with $302.6 million at May 31, 2011 (Predecessor).  The reduction in our cash position resulted primarily from $301.1 million of net cash used in the Acquisition.

Operating activities – Net cash used in operating activities was $9.6 million for the Successor fiscal 2012 period and net cash provided by operating activities was $25.6 million for the Predecessor fiscal 2012 period compared with $102.1 million for the Predecessor fiscal 2011 period.  The reduction in cash provided by operating activities primarily relates to $50.4 million of interest paid and transaction costs of $16.9 million relating to the Acquisition as well as $22.0 million related to the settlement of the antitrust class action lawsuit which were all accounted for in operating cash in the Successor fiscal 2012 period.

In fiscal 2011, net cash generated by operating activities was $102.1 million compared with $84.8 million in fiscal 2010. The year-over-year increase in cash flow from operating activities was primarily attributable to the $6.7 million year-over-year increase in net income and changes in working capital.

Investing activities – Generally, the primary use of cash for investing activities is related to the purchase of property and equipment.  However, in the Successor fiscal 2012 period, we used a significant amount of cash for the Acquisition.

Net cash used in investing activities was $1.9 billion for the Successor fiscal 2012 period and $2.3 million for the Predecessor fiscal 2012 period, compared with $9.1 million for the Predecessor fiscal 2011 period.  The purchase of property and equipment was the primary use of cash in the Predecessor fiscal 2012 period and fiscal 2011.  In the Successor period of fiscal 2012, $6.0 million was used for the purchase of property and equipment and $1.9 billion was used in the Acquisition.

In fiscal 2011, $9.1 million of net cash was used in investing activities compared with $6.3 million of cash used in the fiscal 2010. Cash in both periods was used to purchase property and equipment.

Financing activities – For financing activities during the Predecessor periods, the typical use of cash was for the repurchase of our common stock and the typical cash proceeds relates to the exercise of stock options.  However, in fiscal 2012, we had significant proceeds from long-term debt which was used in the Acquisition.

Net cash provided by financing activities was $1.7 billion during the Successor fiscal 2012 period and $0.1 million during the Predecessor fiscal 2012 period, compared with $2.6 million in the Predecessor fiscal 2011 period.  During the Successor fiscal 2012 period, we received $991.4 million in proceeds from long-term debt and $706.2 million in equity contributions, net of costs.  Additionally, we paid $42.5 million of debt issuance costs.  During both the Predecessor fiscal 2012 period and the Predecessor fiscal 2011 period, we had a cash outflow of $0.5 million for payment of withholding taxes in compliance with the statutory tax withholding requirements on exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. The value of these reacquired shares is disclosed as ‘Repurchase of common stock’ under financing activities in the consolidated statement of cash flows.  During both the Predecessor fiscal 2012 and Predecessor fiscal 2011 periods we received $0.5 million and $1.3 million, respectively, in proceeds from stock option exercises. Additionally in the Predecessor fiscal 2011 period, we had a tax benefit of $1.8 million from the exercise of nonqualified employee stock options.

Net cash provided by financing activities was $2.6 million during fiscal 2011, compared with $11.8 million used in financing activities in fiscal 2010. Reflected in ‘repurchase of common stock’ in the cash flow statement is approximately $0.5 million in withholding taxes we paid in fiscal 2011 compared with $0.3 million in fiscal 2010. This payment was in compliance with statutory tax withholding requirements for the exercise of options and vesting of restricted shares in exchange for surrender of the Company’s shares of equal value. During fiscal 2011, we received $1.3 million cash from the exercise of employee stock options compared with $0.3 million in the same period of the prior year. For fiscal 2011 we had a tax benefit of $1.8 million and in fiscal 2010 we had a tax shortfall of $0.2 million from the exercise of nonqualified employee stock options.  During fiscal 2010, we used $11.6 million to repurchase shares of our common stock in the open market.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. (See Part II, Item 1 – Legal Proceedings for further discussion.) Although we believe we have meritorious defenses to the claims and other issues asserted in such matters, one or more of such matters or any future legal matters may have an adverse effect on the Company or our financial position. Contingent liabilities are described in Note 21 to the audited consolidated financial statements included herein.

Future Cash Requirements and Restrictions

In conjunction with the Acquisition, we have entered into a Senior Credit Facility, including a $615 million term loan facility and a $100 million revolving facility.  We also issued $400 million principal amount of Notes.  There were no borrowings under the revolving facility as of May 31, 2012.  Our term loan facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan.  Required principal and interest payments related to our senior term loan facility are $6.2 million and $44.2 million, respectively, for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.

We expect that cash and cash equivalents and cash flows from operations together with available borrowings from the revolving facility will be sufficient to support our operations, planned capital expenditures and debt service requirements for at least the next 12 months.  Our ongoing ability to meet our substantial debt service and other obligations will depend upon future performance, which may be subject to economic and regulatory factors that are not in our control. However, the Company continually evaluates opportunities for growth through acquisitions and other organic methods.  There are no legal restrictions on our subsidiaries with respect to sending dividends, or making loans or advances to Immucor.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments, primarily for the next five years, are detailed in the table below:

Contractual Obligations	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$14,503	$3,870	$5,977	$3,375	$1,281
Purchase obligations	23,320	23,073	208	39	-
Senior Credit Facility (1) (2)	611,925	6,150	12,300	12,300	581,175
Notes (2)	400,000	-	-	-	400,000
Interest on term loan and notes (3)	607,998	88,697	176,058	174,391	168,852
Total contractual cash obligations	$1,657,746	$121,790	$194,543	$190,105	$1,151,308

(1)
The Senior Credit Facility is comprised of a $615.0 million senior secured term loan and a $100.0 million senior secured revolving loan facility. These are minimum scheduled payments.  The term loan facility has an excess cash flow requirement beginning in fiscal 2013.

(2)	Amounts shown do not include interest.
(3)
Interest on the Term Loan is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the loan agreement.  Interest on the Notes is computed using the stated interest rate.

In addition to the obligations in the table above, approximately $14.8 million of unrecognized tax benefits, including accrued interest of $1.2 million, have been recorded as liabilities in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, and we are uncertain as to if or when such amounts may be settled. Of this amount, $2.1 million is recorded in long-term deferred tax liabilities.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2012.

Non-GAAP Disclosures

Adjusted EBITDA is defined as EBITDA (net income before interest, taxes, depreciation and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and as a measure of compliance under our credit agreement.

Under the Senior Credit Facilities, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, Adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. At May 31, 2012, our senior secured net leverage ratio was 3.95.

We use Adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period over period, including for incentive program purposes. We view Adjusted EBITDA as a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. The inclusion of these supplementary adjustments is appropriate to provide additional information to readers about certain material non-cash items; unusual or non-recurring items that we do not expect to continue in the future; and other adjustments permitted in calculating Adjusted EBITDA under our credit agreement (although Adjusted EBITDA as set forth below may not equal Adjusted EBITDA as calculated under our credit agreement).

Adjusted EBITDA for the fiscal year ended May 31, 2012 separated into the Successor and Predecessor periods and for the fiscal year ended May 31, 2011 is calculated as follows:

	Successor	Predecessor
	August 20, 2011 to May 31, 2012	June 1, 2011 to August 19, 2011	Twelve Months Ended May 31, 2011
	(in thousands)
Net income (loss)	$(49,647)	$(6,374)	$89,327
Interest expense (income), net	77,041	(142)	(636)
Income tax expense (benefit)	(31,546)	2,681	41,303
Depreciation and amortization*	52,141	4,264	18,198
EBITDA	$47,989	$429	$148,192

Adjustments to EBITDA:
Stock-based compensation (i)	753	16,233	6,941
Transaction costs and transaction related fees (ii)	1,362	18,863	500
Specified legal fees (iii)	1,779	-	1,588
Sponsor fee (iv)	3,161	-	-
Non-cash impact of purchase accounting (v)	29,205	-	-
Certain non-recurring expenses and other (vi)	27,844	2,444	(1,930)
Adjusted EBITDA	$112,093	$37,969	$155,291

* Calculated at monthly average exchange rates.

i.	Represents non-cash stock-based compensation.
ii.	Related to legal, accounting and other costs related to the Acquisition.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.
vi.
Represents non-recurring or non-cash items as defined in the Senior Credit Facilities not included in captions above, such as $22.0 million recorded in the Successor fiscal 2012 period relating to the settlement of the antitrust class action lawsuit (see Part II, Item 1 – Legal Proceedings for further discussion).

Adjusted EBITDA is a non-GAAP measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP.

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

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the  consolidated financial statements included with this report. Senior management has discussed our critical accounting policies and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure. We believe that our most critical accounting policies and estimates relate to the following:

i.	Revenue recognition
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Income taxes
vi.	Share-based employee compensation

i) Revenue Recognition

Revenue is recognized in accordance with ASC 605, “Revenue Recognition,” when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Our revenue is primarily generated from the following types of arrangements:
•	Instrument sales arrangements, which includes the sale of instruments, reagents, consumables (parts kits), training, and general support services
•	Instrument lease arrangements, which includes the lease of instruments and the sale of reagents
•	Reagent sales

ASU 2009-13, “Multiple Element Revenue Arrangements” was prospectively adopted effective June 1, 2012.  Under the historical standards, the residual method was used to allocate arrangement consideration when vendor-specific objective evidence (“VSOE”) existed for an undelivered element, but not for the delivered elements.  Under the new standards, revenue is allocated to all deliverables based on their relative selling prices.  The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”).  VSOE generally exists only when the Company sells the deliverable separately and it is the price actually charged by the Company for that deliverable.  TPE represents the selling price of a similar product or service by another vendor.  MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.  The adoption of this accounting standard update did not have a material impact on the consolidated financial statements.

Instrument Sales Arrangements

The Company enters into contractual obligations to sell instruments, reagents, consumable parts kits, training, and general support services.  The selling price of each of the elements is used for purposes of allocating total contract consideration on a relative selling price basis, and the related timing of revenue recognition of each of the elements is as follows:

Reagents (without price guarantees) – the selling price of reagents (without price guarantees) is based on VSOE of fair value by reference to the price our customers are required to pay for the reagents when sold separately.

Reagents (with price guarantees) – the selling price of reagents (with price guarantees) is based on MBESP.  In determining MBESP, the Company considers the following: (1) pricing practices as they relate to future price increases, (2) the overall economic conditions, and (3) competitor pricing.

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

Instrument sales – the selling price of our instruments is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the instruments, and (3) competitor pricing.  Revenue from instrument sales is recognized when the instrument has been installed and accepted by the customer.

Consumables (part kits) – the selling price of consumables is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from consumables is recognized when the consumables have been delivered.

Training – the selling price of training is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from training services is recognized as the training services are provided.

General Support Services – the selling price of general support services is based on VSOE by reference to the price our customers are required to pay for the general support services when sold separately via renewals.  Revenue from general support services is recognized over the term of the agreement.

Instrument Lease Arrangements

The Company enters into contractual arrangements with customers to lease instruments, sell reagents and consumables (parts kits), and provide training and general support services.  At the onset of the arrangement, total contract consideration is allocated to the various elements of the arrangement based on the elements’ relative selling prices. On a monthly basis, revenue is reclassified using this allocation.  The monthly revenue reclassification has no impact on revenue recognition, but allows management to capture revenue by element for purposes of segment reporting.

The selling price of each of the elements is used for purposes of allocating total contract consideration on a relative selling price basis, and the related timing of revenue recognition of each of the elements is as follows:

Instrument leases – the selling price of instrument leases is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  The total rental revenue determined on this basis is recognized ratably over the term of the operating lease, which is generally 60 months. Revenue from instrument leases is first recognized when the instrument has been installed and accepted by the customer.

Reagents – the selling price of reagents is based on VSOE of fair value by reference to the price our customers are required to pay for the reagents when sold separately.  Due to their short shelf life, reagents are shipped on a frequent and recurring basis.  Revenue is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.

Consumables (part kits) – the selling price of our consumables is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from consumables is recognized when the consumables have been delivered.

Training – the selling price of training is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from training services is recognized as the training services are provided.

Reagent sales

Revenue from standalone reagent sales is recognized when both the title and risk of loss transfer to the customer

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivables at May 31, 2012 and May 31, 2011, totaling $66.4 million and $63.3 million, respectively, are net of allowances for doubtful accounts of $0.6 million and $2.2 million, respectively. The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of our customers to pay their debts. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered. On August 19, 2011, in connection with the Acquisition, trade receivables were written down to the amount expected to be recovered and the allowance for doubtful accounts was set to zero.

iii) Inventories

Typically, inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Cost includes material, labor and manufacturing overhead. The Company also allocates certain production-related general and administrative costs to inventory and incurred approximately $3.2 million, $0.9 million, $2.8 million, and $3.3 million of such costs in Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the fiscal years ended May 31, 2011 and 2010, respectively.  The Company had approximately $1.1 million and $0.9 million of general and administrative costs remaining in inventory as of May 31, 2012 and May 31, 2011, respectively.

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

In connection with the Acquisition, a fair value adjustment of $24.4 million increased inventory to fair value, which was greater than replacement cost.  As of May 31, 2012, all of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period, and the inventory is again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). No material changes have been made to the inventory policy during fiscal years 2012, 2011 or 2010.

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

v) Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as net operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  We assess the need for additional valuation allowances quarterly.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although ASC 740, “Income Taxes,” provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the Financial Accounting Standards Board (“FASB”) will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

Effective with the Acquisition, the Company’s taxable income or loss is included in the consolidated income tax returns of Holdings.  Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer.

vi) Share-based Employee Compensation

Consistent with the provisions of ASC 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value.  We attribute the value of share-based compensation to expense using the straight-line method.

The fair value of our share-based payment awards for the Predecessor fiscal periods was estimated using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions, and changes in the assumptions can materially affect the fair value estimates.

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

We calculated our additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of share-based compensation awards granted after the effective date of ASC 718 using the long method. As of the Acquisition Date, the APIC pool was reset to zero.

Recently Issued Accounting Standards

Adopted by the Company in fiscal 2012

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverables Revenue Arrangements”, which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.” This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price. The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method. Additionally, expanded disclosures are required relating to multiple deliverable revenue arrangements. This update is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 during the first quarter of fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which simplifies testing for impairment by allowing an entity to first assess qualitative factors and determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. That determination can then be used to decide if it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption is permitted in certain circumstances. The Company early adopted ASU 2011-08 during the fourth quarter of the current fiscal year and this adoption did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position.  ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014.  Retrospective application is required for all comparative periods presented.  The adoption of ASU 2011-11 is not expected have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

However, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the fiscal year ended May 31, 2012 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded foreign currency translation losses of $18.4 million in the Successor fiscal 2012 period, losses of $2.2 million in the Predecessor fiscal 2012 period, gains of $13.9 million in fiscal 2011 and losses of $5.2 million in fiscal 2010.

Additionally, we are exposed to interest rate risks related to cash and cash equivalents. It has been our practice to hold cash and cash equivalents in deposits that can be redeemed on demand and in investments with an original maturity of three months or less. The interest income earned from these deposits and investments is impacted by interest rate fluctuations.

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the term loan outstanding under our Senior Credit Facilities. We have approximately $612.0 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under our Senior Credit Facilities would increase should interest rates exceed the 1.5% floor, then our pro forma annual interest expense by approximately $0.8 million, assuming the senior secured term loan under the Senior Credit Facilities is fully funded and there are no borrowings under the revolving facility. The Senior Credit Facilities also allow an aggregate of $150.0 million (or a greater amount if we meet specified financial ratios) in uncommitted incremental facilities, the availability of which are subject to our meeting certain conditions, bearing interest at variable rates. We have interest rate swaps on approximately 52% of our outstanding term debt.  These swaps reduce the risk of variability in the interest rates by fixing a portion of the interest costs.  We consider these swaps to be effective hedges and they are marked-to-market with the changes in other comprehensive income.

Item 8. — Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Reports of Grant Thornton, LLP, Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of May 31, 2012 (Successor) and as of May 31, 2011 (Predecessor)	38

Consolidated Statements of Operations for the periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and fiscal years ended May 31, 2011 and 2010 (Predecessor)	39

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the years ended May 31, 2011 and 2010 (Predecessor)	40

Consolidated Statements of Cash Flows for the periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the years ended May 31, 2011 and 2010 (Predecessor)	41

Notes to Consolidated Financial Statements	42

Consolidated Financial Statement Schedule	79

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2012 (Successor) and 2011 (Predecessor), and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor), and for the years ended May 31, 2011 (Predecessor) and 2010 (Predecessor). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor Inc. and subsidiaries as of May 31, 2012 (Successor) and 2011 (Predecessor), and the results of their operations and their cash flows for the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor), and for the years ended May 31, 2011 (Predecessor) and 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
July 27, 2012

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Audited)

	Successor	Predecessor

	May 31, 2012	May 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,578	$302,603
Trade accounts receivable, net of allowance for doubtful accounts of $612 and $2,157 at May 31, 2012 and May 31, 2011, respectively	66,392	63,324
Inventories	33,370	32,914
Deferred income tax assets, current portion	5,489	15,884
Prepaid expenses and other current assets	11,738	11,164
Total current assets	135,567	425,889

PROPERTY AND EQUIPMENT, Net	64,662	58,216
GOODWILL	966,338	93,767
INTANGIBLE ASSETS, Net	735,522	54,133
DEFERRED FINANCING COSTS, Net	38,769	-
OTHER ASSETS	8,295	1,122
Total assets	$1,949,153	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,734	$10,790
Accrued expenses and other current liabilities	41,356	20,331
Income taxes payable	3,654	8,294
Deferred revenue, current portion	2,606	7,495
Current portion of long term debt, net of debt discounts	3,922	-
Total current liabilities	64,272	46,910

LONG TERM DEBT, NET OF DEBT DISCOUNTS	986,361	-
DEFERRED REVENUE	431	6,080
DEFERRED INCOME TAX LIABILITIES	245,496	9,264
OTHER LONG-TERM LIABILITIES	15,215	2,001
Total liabilities	1,311,775	64,255
COMMITMENTS AND CONTINGENCIES (Note 21)	-	-
SHAREHOLDERS' EQUITY:
Successor: Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of May 31, 2012	-	-
Predecessor: Common stock, $0.10 par value, 120,000,000 shares authorized, 70,367,219 issued and outstanding as of May 31, 2011	-	7,037
Additional paid-in capital	706,986	45,729
(Accumulated deficit) Retained earnings	(49,865)	499,152
Accumulated other comprehensive (loss) income, net of tax	(19,743)	16,954
Total shareholders' equity	637,378	568,872
Total liabilities and shareholders' equity	$1,949,153	$633,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Audited)

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31, 2012	August 19, 2011	2011	2010
NET SALES	$261,814	$74,910	$333,091	$329,073
COST OF SALES (exclusive of amortization shown separately below)	105,698	22,955	96,175	95,349
GROSS MARGIN	156,116	51,955	236,916	233,724

OPERATING EXPENSES
Research and development	13,929	4,895	15,900	15,437
Selling and marketing	32,913	10,510	36,431	36,995
Distribution	14,333	3,952	16,508	14,831
General and administrative	38,316	38,175	37,747	36,841
Amortization expense	39,224	931	4,333	4,278
Certain litigation expenses	22,000	-	-
Total operating expenses	160,715	58,463	110,919	108,382

(LOSS) INCOME FROM OPERATIONS	(4,599)	(6,508)	125,997	125,342

NON-OPERATING INCOME (EXPENSE)
Interest income	7	142	706	454
Interest expense	(77,048)	-	(70)	(33)
Other, net	447	2,673	3,997	(551)
Total non-operating income (expense)	(76,594)	2,815	4,633	(130)

(LOSS) INCOME BEFORE INCOME TAXES	(81,193)	(3,693)	130,630	125,212
(BENEFIT) PROVISION FOR INCOME TAXES	(31,546)	2,681	41,303	42,629
NET (LOSS) INCOME	$(49,647)	$(6,374)	$89,327	$82,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)
(Audited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
Predecessor:	Shares	Amount	Capital	Earnings	Income *	Equity
BALANCE, MAY 31, 2009	70,456	$7,046	$42,012	$327,242	$8,278	$384,578

Shares issued under employee stock plan	125	12	324	-	-	336
Share-based compensation expense	-	-	5,946	-	-	5,946
Stock repurchases and retirements	(669)	(67)	(11,843)	-	-	(11,910)
Tax shortfall related to stock-based compensation	-	-	(183)	-	-	(183)
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(5,227)	(5,227)
Net income	-	-	-	82,583	-	82,583
Total comprehensive income						77,356
BALANCE, MAY 31, 2010	69,912	$6,991	$36,256	$409,825	$3,051	$456,123

Shares issued under employee stock plan	482	48	1,264	-	-	1,312
Share-based compensation expense	-	-	6,941	-	-	6,941
Stock repurchases and retirements	(27)	(2)	(524)	-	-	(526)
Tax benefits related to stock-based compensation	-	-	1,792	-	-	1,792
Comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	13,903	13,903
Net income	-	-	-	89,327	-	89,327
Total comprehensive income						103,230
BALANCE, MAY 31, 2011	70,367	$7,037	$45,729	$499,152	$16,954	$568,872

Shares issued under employee stock plan	415	41	485	-	-	526
Share-based compensation expense	-	-	16,233	-	-	16,233
Stock repurchases and retirements	(103)	(10)	(448)	-	-	(458)
Comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	(2,153)	(2,153)
Net loss	-	-	-	(6,374)	-	(6,374)
Total comprehensive loss						(8,527)

BALANCE, August 19, 2011	70,679	$7,068	$61,999	$492,778	$14,801	$576,646

*Accumulated Other Comprehensive Income balance for the Predecessor periods primarily consists of foreign currency translation adjustments and has no tax effect.

Successor:
BALANCE, August 20, 2011	-	$-	$-	$-	$-	$-

Capital contribution from parent, net of costs	100	-	706,233		-	706,233
Other	-	-	-	(218)	-	(218)
Share-based compensation expense	-	-	753	-	-	753
Dividends paid			-	-	-	-
Comprehensive loss:
Net loss	-	-	-	(49,647)	-	(49,647)
Foreign currency translation adjustments	-	-	-	-	(18,385)	(18,385)
Cash flow hedges, net of tax	-	-	-	-	(1,358)	(1,358)
Total comprehensive loss						(69,390)

BALANCE, May 31, 2012	100	$-	$706,986	$(49,865)	$(19,743)	$637,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Audited)

	Successor	Predecessor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31 2012	August 19, 2011	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(49,647)	$(6,374)	$89,327	$82,583
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	54,745	4,321	18,213	16,569
Non-cash interest expense	5,656	-	-	-
Loss on retirement of fixed assets	417	135	1,072	538
Provision for doubtful accounts	612	185	371	361
Share-based compensation expense	753	16,233	6,941	5,946
Deferred income taxes	(36,423)	(3,974)	941	4,994
Excess tax benefit from share-based compensation	-	-	(1,792)	183
Accrued refund of BioArray escrowed funds (1)	-	-	(4,256)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(5,347)	(3,938)	757	(6,386)
Income taxes	(414)	3,317	(2,790)	1,037
Inventories	12,219	(3,242)	(8,248)	(12,551)
Other assets	(2,469)	6,459	875	(102)
Accounts payable	5,601	(4,023)	2,412	(1,060)
Deferred revenue	(910)	(920)	(3,595)	(5,258)
Accrued expenses and other liabilities	5,614	17,409	1,883	(2,103)
Cash provided by (used in) operating activities	(9,593)	25,588	102,111	84,751

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,964)	(2,265)	(9,061)	(6,304)
Acquisition of Immucor, Inc.	(1,939,387)	-	-	-
Purchase of licensing agreement	(99)	-	-	-
Cash used in investing activities	(1,945,450)	(2,265)	(9,061)	(6,304)

FINANCING ACTIVITIES:
Proceeds from long-term debt	991,406	-	-	-
Proceeds from capital contributions, net of costs	706,233	-	-	-
Payment of debt issuance costs	(42,474)	-	-	-
Repayments of long-term debt	(3,075)	-	-	-
Proceeds from revolving credit facility	11,000		-	-
Repayments of revolving credit facility	(11,000)		-	-
Repurchase of common stock	-	(458)	(526)	(11,910)
Proceeds from exercise of stock options	-	524	1,312	336
Excess tax benefit (shortfall) from share-based compensation	-	-	1,792	(183)
Cash provided by (used in) financing activities	1,652,090	66	2,578	(11,757)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,432)	(3,029)	4,326	(502)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(304,385)	20,360	99,954	66,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	322,963	302,603	202,649	136,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,578	$322,963	$302,603	$202,649

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$8,918	$3,414	43,090	36,295
Interest paid	50,366	-	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	12,392	1,618	12,857	13,733
Accrued refund of BioArray escrowed funds (1)			2,935	-

The accompanying notes are an integral part of these Consolidated Financial Statements.
(1)
In fiscal 2011, the Company accrued the release of escrowed funds related to the acquisition of BioArray.  In accordance with the contingent consideration guidance in Accounting Standards Codification (“ASC”) 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill as it relates to items that were predefined as contingent items in the agreement pursuant to which the acquisition of BioArray occurred (the “BioArray Acquisition Agreement”) and are considered measurement period adjustments.  The $2.9 million appears in the Non-cash Investing and Financing Activities on the Consolidated Statement of Cash Flows.  The remaining $4.3 million was recorded to Other Income as it is not considered a measurement period adjustment and appears as an adjustment to net income in the operating activities of the Consolidated Statement of Cash Flows.  The funds were received by the Company during fiscal 2012.

IMMUCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, reference laboratories and donor centers in a number of tests performed to detect and identify certain properties of the cell and serum components of human blood used for blood transfusion.  The Company operates manufacturing facilities in North America with both direct affiliate offices and third-party distribution arrangements worldwide.

Basis of Presentation – The Company was acquired on August 19, 2011 through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. (“Holdings”) which was formed by investment funds affiliated with TPG Capital, L.P. (“the Sponsor”). The acquisition was accomplished through a merger of the Merger Sub with and into the Company, with the Company being the surviving company (the “Acquisition”). As a result of the merger, the Company became a wholly owned subsidiary of Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

The Company continued as the same legal entity after the Acquisition, however, a new accounting basis was established upon accounting for the merger as a business combination. The accompanying consolidated statements of operations, cash flows and equity are presented for the year ended May 31, 2012, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for future periods.

Consolidation Policy – The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Share-Based Compensation – Consistent with the provisions of ASC 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value.  The value of share-based compensation is attributed to expense using the straight-line method.

The fair value of the Company’s share-based payment awards for the Successor fiscal periods is estimated using a Monte Carlo simulation approach. The Monte Carlo method is used to calculate the fair value of an option with multiple sources of uncertainty by creating random price paths for the underlying share and expected future value, then discounting the average of those paths to determine the fair value.  Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any.

The fair value of the Company’s share-based payment awards for the Predecessor fiscal periods was estimated using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model requires the input of certain assumptions, and changes in the assumptions could have materially affected the fair value estimates.

The Company calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of share-based compensation awards granted after the effective date of ASC 718 using the long method. As of the date of the Acquisition, the APIC pool was reset to zero.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $18.6 million and $302.6 million at May 31, 2012 and 2011, respectively, with approximately 43% and 83% of it located in the U.S.

Concentrations of credit risk with respect to trade accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2012, 2011 and 2010, no single customer or group of customers represented more than 10% of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2012 and 2011, the Company’s net trade accounts receivable balances were $66.4 million and $63.3 million, respectively, with about 58% of these accounts being of foreign origin, predominantly European.  Companies and government agencies in some European countries require longer payment terms as a part of doing business.  This may subject the Company to a higher risk of uncollectibility.  This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

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

Cash and Cash Equivalents – The Company considers deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of insurance limit. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high quality financial institutions.

Inventories – Typically, inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).  Cost includes material, labor and manufacturing overhead.  The Company also allocates certain production-related general and administrative costs to inventory and incurred approximately $3.2 million, $0.9 million, $2.8 million, and $3.3 million of such costs in Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the fiscal years ended May 31, 2011 and 2010, respectively. The Company had approximately $1.1 million and $0.9 million of general and administrative costs remaining in inventory as of May 31, 2012 and May 31, 2011, respectively.

The Company uses a standard cost system as a tool to monitor production efficiency.  The standard cost system applies estimated labor and manufacturing overhead factors to inventory based on budgeted production and efficiency levels, staffing levels and costs of operation, based on the experience and judgment of management.  Actual costs and production levels may vary from the standard established and such variances are charged to the consolidated statement of operations as a component of cost of sales.  Since U.S. generally accepted accounting principles require that the standard cost approximate actual cost, periodic adjustments are made to the standard rates to approximate actual costs. In connection with the Acquisition of the Company on August 19, 2011, a fair value adjustment of $24.4 million increased inventory to fair value, which was greater than replacement cost.  As of May 31, 2012, all of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period, and the inventory is again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). No material changes have been made to the inventory policy during fiscal 2012, 2011 or 2010.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and derivatives approximate their fair values.

Derivative Instruments – The Company may from time to time use derivatives as a risk management tool to mitigate the potential impact of interest rate and foreign exchange risk.  All derivatives are carried at fair value in our consolidated balance sheets.  The Company does not enter into speculative derivatives.

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

Deferred Financing Costs – Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Credit Facility which uses the straight line method.  The amortization expense is included in interest expense in the consolidated statement of operations.

Goodwill – Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise.  Intangible assets that have finite lives are amortized over their useful lives.

The Company evaluates the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired the Company first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount.  If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. In certain cases, it is more practicable to compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and intangible assets with indefinite lives completed during fiscal years 2012, 2011 and 2010 resulted in no impairment charges.

Other Intangible Assets – Other intangible assets primarily includes customer lists, deferred licensing costs, existing technology and trade names.   These intangible assets are amortized over their useful lives.  Carrying values of these assets are evaluated when impairment indicators arise.  There was no impairment charge related to other intangible assets in fiscal years 2012, 2011 or 2010.

In-process research and development (“IPR&D”) is also included in other intangible assets.  IPR&D has an indefinite life until the completion or abandonment of the individual project.  When a project is completed, its value will be amortized over the useful life.  If a project is abandoned, its value is written off.  The carrying value of IPR&D is tested for impairment annually or more frequently if impairment indicators arise.  There was no impairment charge related to IPR&D during fiscal 2012, 2011 or 2010.

Net Sales Relating to Foreign Operations – Sales to customers outside the United States (“U.S.”) were approximately 30% of net sales in Successor fiscal 2012 period, the Predecessor fiscal 2012 period, fiscal 2011 and fiscal 2010, respectively.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with ASC 830-30, “Translation of Financial Statements” (“ASC 830-30”).  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $18.4 million in the Successor fiscal 2012 period, losses of $2.2 million in the Predecessor fiscal 2012 period, gains of $13.9 million in fiscal 2011 and losses of $5.2 million in fiscal 2010.

Gains and losses that result from foreign currency transactions are included in “other non-operating income (expense)” in the consolidated statements of operations. In the Successor fiscal 2012 period and the Predecessor fiscal 2012 period net foreign currency transaction gains of $0.4 million and $2.7 million, respectively, were recorded.  During the fiscal years ended May 31, 2011 and 2010, net foreign currency transaction losses of $0.3 million and $0.4 million, respectively, were incurred.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when the following four basic criteria have been met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company’s revenue is primarily generated from the following types of arrangements:
•	Instrument sales arrangements, which includes the sale of instruments, reagents, consumables (parts kits), training, and general support services
•	Instrument lease arrangements, which includes the lease of instruments and the sale of reagents
•	Reagent sales

Effective June 1, 2012, the Company prospectively adopted ASU 2009-13, “Multiple Element Revenue Arrangements.”  Under the historical standards, the Company used the residual method to allocate arrangement consideration when vendor-specific objective evidence (“VSOE”) existed for an undelivered element, but not for the delivered elements.  Under the new standards, the Company allocates revenue to all deliverables based on their relative selling prices.  The Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”).  VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.  TPE represents the selling price of a similar product or service by another vendor.  MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.  The adoption of this accounting standard update did not have a material impact on the consolidated financial statements.

Instrument Sales Arrangements

The Company enters into contractual obligations to sell instruments, reagents, consumable parts kits, training, and general support services.  The selling price of each of the elements is used for purposes of allocating total contract consideration on a relative selling price basis, and the related timing of revenue recognition of each of the elements is as follows:

Reagents (without price guarantees) – the selling price of reagents (without price guarantees) is based on VSOE of fair value by reference to the price our customers are required to pay for the reagents when sold separately.

Reagents (with price guarantees) – the selling price of reagents (with price guarantees) is based on MBESP.  In determining MBESP, the Company considers the following: (1) pricing practices as they relate to future price increases, (2) the overall economic conditions, and (3) competitor pricing.

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

Instrument sales – the selling price of our instruments is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the instruments, and (3) competitor pricing.  Revenue from instrument sales is recognized when the instrument has been installed and accepted by the customer.

Consumables (part kits) – the selling price of consumables is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from consumables is recognized when the consumables have been delivered.

Training – the selling price of training is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from training services is recognized as the training services are provided.

General Support Services – the selling price of general support services is based on VSOE by reference to the price our customers are required to pay for the general support services when sold separately via renewals.  Revenue from general support services is recognized over the term of the agreement.

Instrument Lease Arrangements

The Company enters into contractual arrangements with customers to lease instruments, sell reagents and consumables (parts kits), and provide training and general support services.  At the onset of the arrangement, total contract consideration is allocated to the various elements of the arrangement based on the elements’ relative selling prices. On a monthly basis, revenue is reclassified using this allocation.  The monthly revenue reclassification has no impact on revenue recognition, but allows management to capture revenue by element for purposes of segment reporting.

The selling price of each of the elements is used for purposes of allocating total contract consideration on a relative selling price basis, and the related timing of revenue recognition of each of the elements is as follows:

Instrument leases – the selling price of instrument leases is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  The total rental revenue determined on this basis is recognized ratably over the term of the operating lease, which is generally 60 months. Revenue from instrument leases is first recognized when the instrument has been installed and accepted by the customer.

Reagents – the selling price of reagents is based on VSOE of fair value by reference to the price our customers are required to pay for the reagents when sold separately.  Due to their short shelf life, reagents are shipped on a frequent and recurring basis.  Revenue is primarily recognized upon shipment when both title and risk of loss transfer to the customer, unless there are specific contractual terms to the contrary.

Consumables (part kits) – the selling price of our consumables is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from consumables is recognized when the consumables have been delivered.

Training – the selling price of training is based on MBESP.  In determining MBESP, the Company considers the following: (1) the overall economic conditions, (2) the expected profit margin to be realized on the agreement, and (3) competitor pricing.  Revenue from training services is recognized as the training services are provided.

Reagent sales

Revenue from standalone reagent sales is recognized when both the title and risk of loss transfer to the customer.

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of operations as net sales.  The costs of handling and shipping customer orders are reported in the operating expense section of the consolidated statements of operations as distribution expense. For the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the fiscal years ended May 31, 2011 and May 31, 2010 these costs were $14.3 million, $4.0 million, $16.5 million and $14.8 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables at May 31, 2012 and May 31, 2011 were $66.4 million and $63.3 million, respectively, and were net of allowances for doubtful accounts of $0.6 million and $2.2 million, respectively.  The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectibility of trade accounts receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered. On August 19, 2011, in connection with the Acquisition of the Company, trade accounts receivables were written down to the amount expected to be recovered and the allowance for doubtful accounts was set to zero.

Advertising Costs – Advertising costs are expensed as incurred and are classified as selling and marketing operating expenses in the consolidated statements of operations.  Advertising expenses were $0.2 million, $0.1 million, $0.5 million and $0.6 million for the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the fiscal years ended May 31, 2011 and 2010, respectively.

Research and Development costs – Research and development costs are expensed as incurred and are disclosed as a separate line item in the consolidated statements of operations.

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

Income Taxes – Effective with the Acquisition, the Company’s taxable income or loss is included in the consolidated income tax returns of Holdings.  Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer.

Deferred income taxes are computed using the asset and liability method.  The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in applicable tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment.  Management assesses the need for additional valuation allowances quarterly.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although ASC 740, “Income Taxes,” provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations.

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2012

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverables Revenue Arrangements”, which is an amendment of ASC 605-25, “Revenue Recognition: Multiple Element Arrangements.” This update addresses the accounting for multiple-deliverable arrangements to allow the vendor to account for deliverables separately instead of as one combined unit by amending the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on (a) vendor-specific objective evidence, (b) third-party evidence or (c) best estimate of selling price. The residual method of allocation has been eliminated and arrangement consideration is now required to be allocated to all deliverables at the inception of the arrangement using the selling price method. Additionally, expanded disclosures are required relating to multiple deliverable revenue arrangements. This update is effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 during the first quarter of fiscal 2012 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which simplifies testing for impairment by allowing an entity to first assess qualitative factors and determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. That determination can then be used to decide if it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption is permitted in certain circumstances. The Company early adopted ASU 2011-08 during the fourth quarter of the current fiscal year and this adoption did not have a material impact on the Company’s consolidated financial statements.

Not yet adopted by the Company

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position.  ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014.  Retrospective application is required for all comparative periods presented.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. For public entities, the amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the fiscal year ended May 31, 2012 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

2.     ACQUISITIONS

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
$2,027,646

Purchase Price Allocation

The Acquisition was recorded under the acquisition method of accounting by the Parent and pushed-down to the Company by allocating the purchase consideration of $1.9 billion to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the Acquisition Date. The allocation of purchase price is based on management’s judgment after evaluating several factors, including, but not limited to, valuation assessments of tangible and intangible assets. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed of $972.3 million is recorded as goodwill. The goodwill arising from the Acquisition consists largely of the commercial potential of the Company and the value of the assembled workforce.

The following sets forth the Company’s purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	972,295
Current liabilities	(53,429)
Deferred revenue obligation	(4,107)
Deferred tax assets and liabilities - net	(273,962)
Other assets and liabilities - net	4,303
Total purchase price allocation:	$1,939,387

The Company finalized its evaluation of the fair value of the assets acquired and liabilities assumed and the resulting purchase price allocation subsequent to February 29, 2012. As a result, adjustments were made to the preliminary purchase price allocation that impacted the allocation of certain intangible assets to the Company's reportable segments.

The Company has acquired intangible assets, not including goodwill, totaling approximately $779.9 million in the Acquisition. The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $291.9 million to offset the future book amortization related to these intangibles. None of the goodwill of approximately $972.3 million resulting from the Acquisition is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the date of the Acquisition (in thousands):

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

In-process research and development relates primarily to the molecular immunohematology business. The other projects valued relate to technological improvements for the serology instrument platforms, and generally are applicable to the current NEO and Echo instruments, and thus will be able to yield a cash flow impact relatively quickly upon approval and launch. In-process research and development is not amortized, but will be evaluated on a periodic basis to determine which projects remain in process. When a project is completed, its value will be amortized over the useful life.  If a project is abandoned, its value is written off.

Pro forma Financial Information

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis, as though the Acquisition had occurred at June 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, interest expense and management fee resulting from the Acquisition. The pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

	Twelve Months Ended
	May 31, 2012	May 31, 2011
	(in thousands)

Revenue	$336,724	$333,091
Net loss	$(55,140)	$(3,858)

3.     RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a management services agreement with the Sponsor pursuant to which the Sponsor received on the closing date an aggregate transaction fee of $18.0 million in cash, of which $8.0 million was capitalized as deferred financing costs relating to the commercial banking services that the Sponsor provided in conjunction with negotiating the debt arrangements. The remaining $10.0 million was incurred by the Parent but paid by the Company out of equity proceeds. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsor will receive an aggregate annual monitoring fee of $3.0 million that is prepaid quarterly. In the Successor fiscal 2012 period, approximately $3.2 million was recorded for monitoring fees and expenses and is included in general and administrative expenses in the consolidated statement of operations.

4.     INVENTORY

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). However, in relation to the Acquisition on August 19, 2011, a fair value adjustment of $24.4 million increased inventory to fair value, which was greater than replacement cost.  As of May 31, 2012, all of the fair value adjustment has been expensed through cost of sales in the Successor fiscal 2012 period and inventories are again stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)

Raw materials and supplies	$10,228	$9,506
Work in process	3,550	4,012
Finished goods	19,592	19,396
	$33,370	$32,914

5.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)
Income tax prepayments	$5,608	$626
Accrued refund of BioArray escrowed funds	-	7,000
Prepaid expenses	5,357	2,919
Other receivables	772	619
Prepaid expenses and other current assets	$11,738	$11,164

6.     PROPERTY AND EQUIPMENT

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)

Land	$301	$67
Buildings and improvements	2,304	3,073
Leasehold improvements	16,154	17,757
Capital work-in-progress	4,131	6,754
Furniture and fixtures	1,966	3,992
Instruments at customer sites	15,786	54,403
Machinery and equipment	35,739	34,826
	76,381	120,872
Less accumulated depreciation	(11,719)	(62,656)
Property, plant and equipment – net	$64,662	$58,216

Depreciation expense was $15.5 million in Successor fiscal 2012 period, $3.4 million in the Predecessor fiscal 2012 period, $13.9 million in fiscal year 2011, and $12.3 million in fiscal year 2010.  Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

7.     GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2012 and 2011 were as follows:

	Successor	Predecessor
	May 31, 2012	August 19, 2011	May 31, 2011
	(in thousands)
Balance at beginning of period	$-	$93,767	$94,336
Additions:
Acquisition of Immucor, Inc.	972,295	-	-
Deletions:
Contingent consideration adjustment on the acquisiton of BioArray	-	-	(2,935)
Foreign currency translation adjustment	(5,957)	298	2,366
Balance at end of year	$966,338	$94,065	$93,767

In fiscal 2011, the Company accrued the release of $7.2 million of escrowed funds related to the acquisition of BioArray. In accordance with the contingent consideration guidance in ASC 805 “Business Combinations,” $2.9 million of the $7.2 million returned to the Company was recorded to Goodwill within the U.S. reporting segment as it relates to items that were predefined as contingent items in the BioArray Acquisition Agreement and are considered measurement period adjustments.  The remaining $4.3 million was recorded to Other Income as it is not considered a measurement period adjustment.

Goodwill is tested for impairment during the fourth quarter of each fiscal year or earlier if a triggering event occurs. Testing for impairment of goodwill confirmed that the carrying value of goodwill was not impaired, and consequently no impairment charges were recorded in the years ended May 31, 2012, 2011 and 2010.

8.     OTHER INTANGIBLE ASSETS

		Successor			Predecessor
		May 31, 2012			May 31, 2011
	Weighted Average Life (yrs)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)
Intangible assets subject to amortization:
Customer lists	20	$449,665	$(17,799)	$431,866	$5,215	$(2,117)	$3,098
Existing technology / trade names	11	266,000	(19,076)	246,924	-	-	-
Corporate trade name	15	40,000	(2,088)	37,912	-	-	-
Below market leasehold interests	5	860	(135)	725	-	-	-
Deferred licensing costs	6	99	(4)	95	1,013	(579)	434
Distribution rights	10	-	-	-	4,492	(3,359)	1,133
Non-compete agreements	5	-	-	-	1,650	(935)	715
Developed product technology	17	-	-	-	51,097	(8,597)	42,500
Trademarks / tradenames	17	-	-	-	1,615	(281)	1,334
Total amortizable assets		756,624	(39,102)	717,522	65,082	(15,868)	49,214

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	-	-	-
Deferred licensing costs		-	-	-	4,919	-	4,919
Total non-amortizable assets		18,000	-	18,000	4,919	-	4,919

Intangible assets, net		$774,624	$(39,102)	$735,522	$70,001	$(15,868)	$54,133

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.  Amortization of intangible assets amounted to $39.2 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period.  During fiscal 2011 and 2010, amortization of intangible assets was $4.4 million and $4.3 million, respectively. The following table presents an estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2013	$49,735
2014	49,735
2015	49,735
2016	49,735
2017	49,444
Thereafter	469,138
$717,522

9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)
Accrued interest and interest rate swap liability	$21,815	$-
Salaries and wages	11,997	11,912
Sales and other taxes payable	4,731	4,620
Other accruals	1,276	1,166
Professional fees and dealer commission	905	1,095
Royalties	407	253
Accruals for pricing discounts to dealers	225	189
Current portion of deferred leasehold improvement incentive	-	1,096
Accrued expenses and other current liabilities	$41,356	$20,331

10.   DEFERRED REVENUE

The additions to and recognition of deferred revenue for the year ended May 31, 2012 and May 31, 2011 were as follows:

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)
Balance at beginning of year (Predecessor)	$13,575	$16,681
Revenue recognized prior to the Acquisition (Predecessor)	(936)	-
Fair value adjustments relating to the Acquisition	(8,532)	-
Additions to deferred revenue from new contracts	7,621	11,562
Revenue recognized during the year	(8,518)	(15,169)
Foreign currency translation adjustment	(173)	501
Balance at end of year	3,037	13,575
Less: Deferred Revenue, current portion	(2,606)	(7,495)
Deferred Revenue	$431	$6,080

The reduction in the amount of deferred revenue primarily relates to the fair value adjustment made in relation to the Acquisition.

11.   LONG-TERM DEBT

Long-term debt consists of the following:

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)
Term loan facility, net of $16,821 debt discounts	$595,104	$-
Revolving credit facility	-	-
Notes, net of $4,821 debt discounts	395,179	-
	990,283	-
Less current portion	(3,922)	-
Long-term debt, net of current portion	$986,361	$-

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

Beginning on December 30, 2011, and on the last business day of each calendar quarter, the Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility, or $1.5 million, with the balance due and payable on the seventh anniversary of the closing date. Beginning in fiscal 2013, the Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility. The initial maturity date for the Revolving Credit Facility is five years from the closing date.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.50%. The applicable margin for borrowings under the Senior Credit Facilities is currently 4.75% with respect to base rate borrowings and 5.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Senior Credit Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the term loan was 7.25% as of May 31, 2012.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the Parent and certain of the Company’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, including, in each case subject to customary exceptions and exclusions:

•
a first-priority pledge of all of the Company’s capital stock directly held by Parent and a first-priority pledge of all of the capital stock directly held by the Company and Subsidiary Guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by the Company or by any Subsidiary Guarantor and that is a disregarded entity for U.S. federal income tax purposes and that has no material assets other than equity interests in one or more foreign subsidiaries that are controlled foreign corporations for U.S. federal income tax purposes or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary); and

•
a first-priority security interest in substantially all of the Parent’s, the Company’s and the Subsidiary Guarantor’s other tangible and intangible assets. Parent has no material operations or assets other than the capital stock of the Company.

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

There were no borrowings under the Revolving Facility and no outstanding letters of credit on May 31, 2012.

Indenture and the Senior Notes Due 2019

On August 19, 2011, the Company (as successor by merger to IVD Acquisition Corporation, the Merger Sub), issued $400 million in principal amount of the Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2019.

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

Future Commitments

Debt principal repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2013	$6,150
2014	6,150
2015	6,150
2016	6,150
2017	6,150
Thereafter	981,175
$1,011,925

Interest Expense

The significant components of interest expense are as follows:

	Successor	Predecessor
	August 20, 2011 through	June 1, 2011 through	For the Year Ended May 31,
	May 31, 2012	August 19, 2011	2011	2010
	(in thousands)

Term loan facility, including OID amortization	$37,108	$-	$-	$-
Interest rate swaps	751	-	-	-
Notes, including OID amortization	35,058	-	-	-
Revolving credit facility fees	425	-	-	-
Amortization of deferred financing costs	3,704	-	-	-
Other interest	2	-	70	33
Interest expense	$77,048	$-	$70	$33

12.   OTHER LONG TERM LIABILITIES

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)
Severance indemnity for employees	$1,118	$1,224
Interest rate swap liability	1,406	-
Unrecognized tax benefits	12,691
Deferred leasehold improvement incentive	-	1,873
	15,215	3,097
Less current portion	-	(1,096)
Other long term liabilities	$15,215	$2,001

13.   DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded assets (liabilities) included in the  consolidated balance sheet is as follows:

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)

Interest rate swaps (included in other liabilities)	$(2,198)	$-

14.   FAIR VALUE

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

		Fair Value at Reporting Date Using
Description	May 31, 2012	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other liabilities)	$(2,198)	$-	$(2,198)	$-
Total derivatives	$(2,198)	$-	$(2,198)	$-

The level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair value of the Notes and the Term Loan Facility is estimated to be $432.0 million and $611.4 million at May 31, 2012, respectively, based on recent trades of these instruments.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

15.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the fiscal year ended May 31, 2012 separated into Predecessor and Successor periods and the fiscal year ended May 31, 2011 and May 31, 2010 are as follows:

	Successor	Predecessor
	August 20, 2011	June 1, 2011	For the Year Ended May 31,
	through May 31, 2012	through August 19, 2011	2011	2010
	(in thousands)
Net (loss) income	$(49,647)	$(6,374)	$89,327	$82,583
Foreign currency translation adjustment	(18,385)	(2,153)	13,903	(5,227)
Cash flow hedge, net of tax	(1,358)	-	-	-
Comprehensive (loss) income	$(69,390)	$(8,527)	$103,230	$77,356

The components of accumulated other comprehensive income (loss) as of May 31, 2012 and May 31, 2011 are as follows:

	Successor	Predecessor
	May 31, 2012	May 31, 2011
	(in thousands)

Foreign currency translation adjustment	$(18,385)	$16,954
Cash flow hedge, net of tax	(1,358)	-
Accumulated other comprehensive (loss) income	$(19,743)	$16,954

16.   SHARE–BASED COMPENSATION

Successor share-based compensation

Plan summary

The IVD Holdings Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was established in December 2011 by Holdings.  Under the 2011 Plan, awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards and any other awards that are convertible into or based on stock can be granted as incentive or compensation to employees, non-employee directors, consultants or advisors of the Company and Holdings.  The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.

A maximum of 514,631 shares of Holdings stock may be delivered in satisfaction of, or may underlie, awards under the Plan. Stock option awards are granted with either service-based vesting or performance-based vesting.  The service-vested options typically vest over a five year period (20% per year).  The performance-vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not expire.  Upon vesting, restricted stock units are settled in shares of Holdings' common stock.

Valuation method used and assumptions

The Company estimates the fair value of stock options and stock appreciation rights using a Monte Carlo simulation approach. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity value, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of options and stock appreciation rights at the grant date using the following weighted average assumptions:

Successor
August 20, 2011 through May 31, 2012
Risk-free interest rate (1)	0.24%
Expected volatility (2)	50.00%
Expected life (years) (3)	4.70
Expected dividend yield (4)	-

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
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

Stock options

Service-vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the service-vested options was as follows for the Successor period ended May 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at August 20, 2011	-	$-
Granted	146,279	100.00
Exercised	-	-
Forfeited	(6,500)	100.00
Expired	-	-
Outstanding at May 31, 2012	139,779	$100.00	9.6	$-

Exercisable at May 31, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the Successor fiscal period ended May 31, 2012 was $27.73.

As of May 31, 2012, there was $3.4 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.2 years.

Performance-vested options

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable.  Management reassesses at each reporting date whether satisfaction of the performance condition is probable.  If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.  As of May 31, 2012, management believes the achievement of the performance conditions related to the performance based stock options is probable.  Accordingly, the Company has begun to recognize expense on these awards.  Activity for the performance based options was as follows for the Successor period ended May 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at August 20, 2011	-	$-
Granted	142,279	100.00
Exercised	-	-
Forfeited	(6,500)	100.00
Expired	-	-
Outstanding at May 31, 2012	135,779	$100.00	9.6	$-

Exercisable at May 31, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the Successor fiscal period ended May 31, 2012 was $20.59.

As of May 31, 2012, there was $2.5 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.2 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the Successor fiscal period ended May 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at August 20, 2011	-	$-
Granted	2,100	78.64
Vested	-	-
Forfeited	-	-
Nonvested stock outstanding at May 31, 2012	2,100	$78.64

As of May 31, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.6 years.

Stock appreciation rights

The stock appreciation rights that have been awarded are performance based, cash settled awards, which require liability treatment.  The performance condition linked to vesting of these awards is a liquidity event, which, as of May 31, 2012, management has determined that the satisfaction of that performance condition is not considered probable.  Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the Successor fiscal period ended May 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at August 20, 2011	-	$-
Granted	91,400	20.59
Vested	-	-
Forfeited	(4,400)	20.59
Stock appreciation rights outstanding at May 31, 2012	87,000	$20.59

As of May 31, 2012, the fair value of the liability relating to cash settled stock appreciation rights was $1.8 million.

Shares available for future grants

As of May 31, 2012, a total of 149,973 shares were available for future grants.

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

Compensation expense of predecessor and successor

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

Share-based compensation of the Successor reflects the fair value of employee share-based awards, including both performance and service vested.  For service- vested awards, the expense is typically recognized on a straight line basis over the requisite service period. For performance-vested awards, the expense is recognized when the achievement of the performance conditions is considered probable.

A summary of share-based compensation recorded in the Successor and Predecessor statements of operations is as follows:

	Successor	Predecessor
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Fiscal Year Ended May 31, 2011	Fiscal Year Ended May 31, 2010
	(in thousands)

Share-based compensation	$753	$16,233	$6,941	$5,946
Tax benefit	(264)	(5,682)	(2,147)	(1,803)
Share-based compensation, net	$489	$10,551	$4,794	$4,143

17.   INCOME TAXES

As a result of the Acquisition, effective on August 20, 2011, the Company is included in the consolidated income tax returns of Holdings. In accordance with GAAP, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for affiliates. The Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

Also as a result of the Acquisition, the Company has a short tax year that coincides with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that are expected to be reported on the short period income tax returns for the tax year ending August 19, 2011.

The following is a geographic breakdown of (loss) income before income taxes:

	Successor	Predecessor
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010
	(in thousands)

Domestic Operations	$(69,012)	$(10,820)	$105,060	$105,181
Foreign Operations	(12,181)	7,127	25,570	20,031
(Loss) income before income taxes	$(81,193)	$(3,693)	$130,630	$125,212

The (benefit) provision for income taxes is summarized as follows:

	Successor	Predecessor
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010
	(in thousands)
Current:
Federal	$700	$3,161	$26,542	$28,815
State and Local	143	673	6,102	2,796
Foreign	3,706	2,823	7,718	6,080
	4,549	6,657	40,362	37,691

Non-Current:
Federal	328	-	-	-
State and Local	-	-	-	-
Foreign	-	-	-	-
	328	-	-	-

Deferred:
Federal	(31,946)	(3,429)	3,551	4,134
State and Local	(1,639)	(494)	(2,873)	525
Foreign	(2,838)	(53)	263	279
	(36,423)	(3,976)	941	4,938
(Benefit) Provision for income taxes	$(31,546)	$2,681	$41,303	$42,629

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Successor	Predecessor
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5%	1.5%	0.4%	3.0%
Foreign taxes	-0.9%	-37.2%	-0.3%	-0.3%
Incremental U.S. benefit related to foreign dividends	3.5%	-9.8%	-0.4%	0.0%
Tax Credits	0.4%	3.1%	-0.4%	-0.6%
Permanent items	-0.2%	-66.7%	-0.7%	-0.2%
Production activity deduction	0.0%	0.0%	-2.1%	-1.5%
Change in analysis of uncertain income tax positions	-0.3%	1.55	0.3%	-1.2%
Other	-0.1%	0.05	-0.2%	-0.2%
Effective tax rate	38.9%	-72.6%	31.6%	34.0%

The difference between the federal statutory rate of 35% and the effective tax rate for the Successor fiscal 2012 period primarily relates to state income taxes, foreign dividends and foreign tax credits. The difference between the federal statutory rate and the effective tax rate for the Predecessor fiscal 2012 period primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

At May 31, 2012, other assets includes $7.8 million of competent authority offsets related to transfer pricing.  At May 31, 2011, the competent authority offset of $5.4 million was included in deferred income tax assets, current portion.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) net operating losses and tax credit carry-forwards.  In accounting for the Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards.

The significant items comprising the Company’s net deferred tax assets (liabilities) at May 31, 2012 and 2011 are as follows:

	Successor	Predecessor
	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
	(in thousands)
Deferred tax liabilities:
Intangibles	$(277,816)	$(19,282)
Property, Plant & Equipment	(4,504)	(4,931)
Prepaids and other	(324)	(346)
Deferred tax assets:
Tax Credit carry-forwards	25,109	2,736
Net operating loss carry-forwards	10,371	11,580
Compensation expense	3,165	5,617
Reserves not currently deductible	1,723	4,376
Inventory	950	603
Deferred revenue	279	2,923
Other	2,928	6,187
	(238,119)	9,463
Valuation Allowance	(1,888)	(2,467)
Net deferred tax assets (liabilities)	$(240,007)	$6,996

As of May 31, 2012 and 2011, net deferred tax assets (liabilities) located in countries outside the U.S. were $(11.6) million and $(0.3) million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  The Company’s largest foreign tax jurisdictions are Canada, Germany and Italy.  The Company’s tax years for the fiscal years ended August 19, 2011, May 31, 2011, May 31, 2010 and May 31, 2009 remain subject to examination by various tax authorities.  As of May 31, 2012, $19.0 million of Federal net operating loss carry-forwards were available to reduce future Federal taxable income related.  These net operating loss carry-forwards begin to expire in fiscal 2025.  The Company’s $21.0 million of foreign tax credit carry forwards expire between fiscal 2018 and fiscal 2022.  The Company’s $2.0 million of research and development credits expire between fiscal 2019 and fiscal 2032.  The Federal net operating loss and certain tax credit carry-forwards are subject to annual limitations on their usage resulting from the BioArray acquisition in fiscal 2008.

In the Predecessor periods, the Company considered its investment in foreign subsidiaries to be permanently invested. Accordingly, no deferred tax liabilities were provided for its investments in foreign subsidiaries. Subsequent to the Acquisition, the Company no longer considers itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. As of May 31, 2012, the result of taking into account estimated foreign tax credits associated with unremitted foreign earnings results in a net deferred tax asset.  As a result, the Company has not provided for deferred taxes related to unremitted foreign earnings.  The Company continues to consider its investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized primarily as a result of uncertainties regarding the future realization of recorded tax benefits on tax net operating loss carry-forwards from operations in various jurisdictions. These valuation allowances are primarily related to deferred tax assets generated from state net operating losses and tax credit carry-forwards.  Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carry-forward period to allow us to realize these deferred tax benefits.  If the Company were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

During fiscal 2011, due to a law change in New Jersey income tax apportionment factors, the Company experienced a positive adjustment of approximately $2.3 million to its deferred income tax liabilities that was established on the acquisition of BioArray. Additionally, in fiscal 2011, the Company wrote off approximately $3.9 of net operating loss carry-forwards which were fully reserved in previous years.

The Company has net operating loss carry-forwards of $3.3 million in Belgium and $2.4 million in France.  The net operating loss carry-forwards for Belgium and France do not expire.  Prior to August 19, 2011, the Company had provided a full valuation allowance against these net operating loss carry-forwards.  As a result of the Acquisition, deferred tax liabilities were recorded in both Belgium and France for certain intangible assets that are deductible for accounting purposes but not for income tax purposes.  As a result, a portion of the valuation allowance in Belgium and the full valuation allowance in France was released through purchase accounting.

An analysis of the Company’s deferred tax asset valuation allowance is as follows:

	Successor	Predecessor
	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
	(in thousands)

Balance, beginning of period	$2,467	$6,716
Change due to Acquisition	(753)
Additions	592
Reductions	(418)	(4,249)
Balance, end of period	$1,888	$2,467

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended May 31, 2012 and 2011:

	Successor	Predecessor
	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
	(in thousands)

Balance, beginning of period	$9,766	$8,093
Change due to Acquisition	1,018	-
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	-	-
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	-	-
Gross increases in unrecognized tax benefits as a result of tax positions taken during current period	5,314	2,107
Gross decreases in unrecognized tax benefits as a result of tax positions taken during current period	-	-
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	-	-
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(1,267)	(434)
Balance, end of period	$14,831	$9,766

The Company has not accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

Interest related to unrecognized tax benefits is recorded in the consolidated statements of operations as follows (in thousands):

	Successor	Predecessor
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010
	(in thousands)

Interest included in provision for income taxes	$278	$55	$309	$122

Interest included in the consolidated balance sheets is as follows:

	Successor	Predecessor
	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
	(in thousands)

Interest included in the liability for unrecognized tax benefits above	$1,234	$901

The Company does not anticipate that within the next twelve months the total amount of unrecognized tax benefits will significantly increase or decrease.  The total balance of unrecognized tax benefits that would decrease the effective tax rate, if recognized, is $4.1 million as of May 31, 2012.  Approximately $12.7 million of the unrecognized tax benefit is reflected as a non-current liability as it is unlikely to require payment during the twelve-month period ending May 31, 2013.  The remaining $2.1 million is reflected as an offset to non-current deferred tax assets.  At May 31, 2011, the liability for unrecognized tax benefits of $9.8 million was recorded in income taxes payable.

18.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. The foreign locations principally function as distributors of products developed and manufactured by the Company in North America. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Net sales by product group, segment information and net export sales for the twelve months ended May 31, 2012, separated into Predecessor and Successor periods, and the twelve months ended May 31, 2011 and May 31, 2010 is summarized below (in thousands).

Net Sales

	Successor	Predecessor
	August 20, 2011	June 1, 2011	For the Year Ended May 31,
	Through May 31, 2012	through August 19, 2011	2011	2010

Sales by product group
Traditional reagents	$151,644	$42,936	$199,826	$207,710
Capture reagents	69,174	21,239	82,366	77,003
Instruments	36,228	9,457	45,112	39,680
Molecular immunohematology	4,768	1,278	5,787	4,680
Net sales	$261,814	$74,910	$333,091	$329,073

 Segment Information for the Year to Date

	Successor
	August 20, 2011 through May 31, 2012
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$178,875	$55,495	$27,444	$-	$261,814
Affiliates	20,590	14,264	324	(35,178)	-
Net Sales	$199,465	$69,759	$27,768	$(35,178)	$261,814

(Loss) income from operations	$(6,726)	$2,708	$243	$(824)	$(4,599)

Depreciation	10,357	4,532	632	-	15,521
Amortization	37,334	1,304	586	-	39,224
Income tax expense (benefit)	(32,414)	1,067	89	(288)	(31,546)
Interest income	-	6	1	-	7
Interest expense	77,046	2	-	-	77,048
Certain litigation expenses	22,000	-	-	-	22,000
Capital expenditures	4,422	790	752	-	5,964
Property & equipment, net	45,509	14,393	4,760	-	64,662
Goodwill	910,171	32,977	23,190	-	966,338
Intangible assets	692,625	29,066	13,831	-	735,522
Total assets at period end	2,013,165	134,905	56,632	(255,549)	1,949,153

	Predecessor
	June 1, 2011 through August 19, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

(Loss) income from operations	$(10,298)	$1,619	$2,171	$-	$(6,508)

Depreciation	2,106	1,123	161	-	3,390
Amortization	874	36	21	-	931
Income tax expense (benefit)	(89)	637	2,145	(12)	2,681
Interest income	47	40	55	-	142
Capital expenditures	545	1,386	334	-	2,265
Property & equipment, net	40,684	13,755	4,147	-	58,586
Goodwill	70,946	7,239	15,880	-	94,065
Intangible assets	45,871	1,139	6,592	-	53,602
Total assets at period end	732,603	92,440	39,199	(211,847)	652,395

	Predecessor
	For the Year Ended May 31, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$232,965	$68,569	$31,557	$-	$333,091
Affiliates	15,950	16,300	323	(32,573)	-
Net Sales	$248,915	$84,869	$31,880	$(32,573)	$333,091

Income from operations	$100,774	$13,397	$11,819	$7	$125,997

Depreciation	9,093	4,258	529	-	13,880
Amortization	4,084	160	89	-	4,333
Income tax expense (benefit)	33,322	4,171	3,802	8	41,303
Interest income	279	234	193	-	706
Interest expense	57	14	(1)	-	70
Capital expenditures	6,717	407	1,937	-	9,061
Property & equipment, net	39,957	14,318	3,941	-	58,216
Goodwill	70,946	7,214	15,607	-	93,767
Intangible assets	46,745	1,169	6,219	-	54,133
Total assets at period end	677,861	92,866	64,992	(202,592)	633,127

	Predecessor
	For the Year Ended May 31, 2010
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$236,255	$65,096	$27,722	$-	$329,073
Affiliates	17,291	14,508	280	(32,079)	-
Net Sales	$253,546	$79,604	$28,002	$(32,079)	$329,073

Income from operations	$105,447	$9,698	$9,782	$415	$125,342

Depreciation	7,879	3,956	456	-	12,291
Amortization	4,034	162	82	-	4,278
Income tax expense (benefit)	36,271	3,214	2,879	265	42,629
Interest income	221	177	56	-	454
Interest expense	18	15	-	-	33
Capital expenditures	5,753	361	190	-	6,304
Property & equipment, net	36,334	10,945	1,890	-	49,169
Goodwill	73,881	6,235	14,220	-	94,336
Intangible assets	50,828	1,181	5,619	-	57,628
Total assets at period end	594,005	69,151	51,337	(194,659)	519,834

Net Export Sales

	Successor	Predecessor
	August 20, 2011	June 1, 2011	For the Year Ended May 31,
	through May 31, 2012	through August 19, 2011	2011	2010
	(in thousands)	(in thousands)
United States	$5,426	$1,417	$6,100	$5,378
Europe	5,806	964	6,609	5,947
Other	2,708	526	2,269	2,073
Total net export sales	$13,940	$2,907	$14,978	$13,398

19.   RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements.  The Company matches a portion of employee contributions, which vest immediately.  The Company matched contributions to the plan of $1.0 million during the Successor fiscal 2012 period, $0.4 million during the Predecessor fiscal 2012 period, $1.0 million during fiscal 2011 and $0.9 million during fiscal 2010.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees.  The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years.  The Company’s matching contributions to the plan were less than $0.1 million for each of the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, fiscal 2011 and fiscal 2010.

20.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,093	$-	$10,629	$(144)	$18,578
Accounts receivable, net	27,542	489	38,361	-	66,392
Intercompany receivable	46,856	23	7,610	(54,489)	-
Inventories	21,697	1,438	10,235		33,370
Deferred income tax assets, current portion	4,168	531	790	-	5,489
Prepaid expenses and other current assets	6,336	31,227	4,784	(30,609)	11,738
Total current assets	114,692	33,708	72,409	(85,242)	135,567

PROPERTY AND EQUIPMENT, Net	44,103	1,407	19,152	-	64,662
INVESTMENT IN SUBSIDIARIES	162,895	-	4	(162,899)	-
GOODWILL	903,512	6,659	56,167	-	966,338
INTANGIBLE ASSETS, Net	682,187	10,438	42,897	-	735,522
DEFERRED FINANCING COSTS	38,769	-	-	-	38,769
OTHER ASSETS	7,817	5,558	370	(5,450)	8,295
Total assets	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,816	$1,145	$1,773	$-	$12,734
Intercompany payable	190	39,177	15,122	(54,489)	-
Accrued expenses and other current liabilities	31,250	1,421	8,829	(144)	41,356
Income taxes payable	30,719	-	3,544	(30,609)	3,654
Deferred revenue, current portion	1,270	20	1,316	-	2,606
Current portion of long term debt, net of debt discounts	3,922	-	-	-	3,922
Total current liabilities	77,167	41,763	30,584	(85,242)	64,272

LONG TERM DEBT, NET OF DEBT DISCOUNTS	986,361	-	-	-	986,361
DEFERRED REVENUE	391	-	40	-	431
DEFERRED INCOME TAX LIABILITIES	238,582	-	12,364	(5,450)	245,496
OTHER LONG-TERM LIABILITIES	14,096	-	1,119	-	15,215
Total liabilities	1,316,597	41,763	44,107	(90,692)	1,311,775
SHAREHOLDERS' EQUITY:
Total shareholders' equity	637,378	16,007	146,892	(162,899)	637,378
Total liabilities and shareholders' equity	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$250,386	$-	$52,297	$(80)	$302,603
Accounts receivable, net	25,914	377	37,033	-	63,324
Intercompany receivable	310	-	5,925	(6,235)	-
Inventories	20,756	1,253	10,905	-	32,914
Deferred income tax assets, current portion	11,118	4,466	300	-	15,884
Prepaid expenses and other current assets	8,723	24,895	2,100	(24,554)	11,164
Total current assets	317,207	30,991	108,560	(30,869)	425,889

PROPERTY AND EQUIPMENT, Net	39,101	856	18,259	-	58,216
INVESTMENT IN SUBSIDIARIES	247,571	-	5	(247,576)	-
GOODWILL	17,803	53,143	22,821	-	93,767
INTANGIBLE ASSETS, Net	1,050	45,695	7,388	-	54,133
OTHER ASSETS	1,691	99	825	(1,493)	1,122
Total assets	$624,423	$130,784	$157,858	$(279,938)	$633,127

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,324	$1,463	$3,083	$(80)	$10,790
Intercompany payable	630	25,227	11,829	(37,686)	-
Accrued expenses and other current liabilities	9,824	1,568	8,939	-	20,331
Income taxes payable	29,035	-	3,813	(24,554)	8,294
Deferred revenue, current portion	4,778	31	2,686	-	7,495
Total current liabilities	50,591	28,289	30,350	(62,320)	46,910

DEFERRED REVENUE	4,183	22	1,875	-	6,080
DEFERRED INCOME TAX LIABILITIES	-	9,973	784	(1,493)	9,264
OTHER LONG-TERM LIABILITIES	777	-	1,224	-	2,001
Total liabilities	55,551	38,284	34,233	(63,813)	64,255
SHAREHOLDERS' EQUITY:
Total shareholders' equity	568,872	92,500	123,625	(216,125)	568,872
Total liabilities and shareholders' equity	$624,423	$130,784	$157,858	$(279,938)	$633,127

Statements of Operations for the Year to Date

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$195,377	$4,087	$97,528	$(35,178)	$261,814
COST OF SALES (exclusive of amortization shown separately below)	73,109	3,844	63,923	(35,178)	105,698
GROSS MARGIN	122,268	243	33,605	-	156,116

OPERATING EXPENSES:
Research and development	7,724	6,113	92	-	13,929
Selling and marketing	17,868	1,654	13,391	-	32,913
Distribution	8,697	137	5,499	-	14,333
General and administrative	26,850	1,682	9,784	-	38,316
Amortization of intangibles	37,173	161	1,890	-	39,224
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	120,312	9,747	30,656	-	160,715

(LOSS) INCOME FROM OPERATIONS	1,956	(9,504)	2,949	-	(4,599)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	89	(82)	7
Interest expense	(77,066)	-	(64)	82	(77,048)
Other, net	406	-	41		447
Total non-operating income (expense)	(76,660)	-	66	-	(76,594)

(LOSS) INCOME BEFORE INCOME TAXES	(74,704)	(9,504)	3,015	-	(81,193)
(BENEFIT) PROVISION FOR INCOME TAXES	(29,426)	(3,275)	1,155	-	(31,546)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(45,278)	(6,229)	1,860	-	(49,647)
Net (Loss) Income of consolidated subsidiaries	(4,369)	-	-	4,369	-
NET (LOSS) INCOME	$(49,647)	$(6,229)	$1,860	$4,369	$(49,647)

 IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
June 1, 2011 through August 19, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$55,063	$980	$26,648	$(7,781)	$74,910
COST OF SALES (exclusive of amortization shown separately below)	17,070	722	12,944	(7,781)	22,955
GROSS MARGIN	37,993	258	13,704	-	51,955

OPERATING EXPENSES:
Research and development	2,390	2,471	34	-	4,895
Selling and marketing	5,321	568	4,621	-	10,510
Distribution	2,331	34	1,587	-	3,952
General and administrative	33,903	657	3,615	-	38,175
Amortization of intangibles	117	757	57	-	931
Total operating expenses	44,062	4,487	9,914	-	58,463

(LOSS) INCOME FROM OPERATIONS	(6,069)	(4,229)	3,790	-	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	46	-	117	(21)	142
Interest expense	-	-	(21)	21	-
Other, net	(246)	14	2,905	-	2,673
Total non-operating income (expense)	(200)	14	3,001	-	2,815

(LOSS) INCOME BEFORE INCOME TAXES	(6,269)	(4,215)	6,791	-	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	1,497	(1,598)	2,782	-	2,681
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,766)	(2,617)	4,009	-	(6,374)
Net (Loss) Income of consolidated subsidiaries	1,392	-	-	(1,392)	-
NET (LOSS) INCOME	$(6,374)	$(2,617)	$4,009	$(1,392)	$(6,374)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended May 31, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$244,339	$4,577	$116,748	$(32,573)	$333,091
COST OF SALES (exclusive of amortization shown separately below)	67,726	3,549	57,473	(32,573)	96,175
GROSS MARGIN	176,613	1,028	59,275	-	236,916

OPERATING EXPENSES:
Research and development	6,815	8,925	160	-	15,900
Selling and marketing	17,265	1,919	17,247	-	36,431
Distribution	9,932	130	6,446	-	16,508
General and administrative	24,899	2,892	9,956	-	37,747
Amortization of intangibles	539	3,544	250	-	4,333
Total operating expenses	59,450	17,410	34,059	-	110,919

INCOME (LOSS) FROM OPERATIONS	117,163	(16,382)	25,216	-	125,997

NON-OPERATING INCOME (EXPENSE):
Interest income	279	-	527	(100)	706
Interest expense	(56)	-	(114)	100	(70)
Other, net	(103)	4,168	(68)	-	3,997
Total non-operating income	120	4,168	345	-	4,633

INCOME (LOSS) BEFORE INCOME TAXES	117,283	(12,214)	25,561	-	130,630
PROVISION (BENEFIT) FOR INCOME TAXES	42,051	(8,721)	7,973	-	41,303
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	75,232	(3,493)	17,588	-	89,327
Net Income (Loss) of consolidated subsidiaries	14,095	-	-	(14,095)	-
NET INCOME (LOSS)	$89,327	$(3,493)	$17,588	$(14,095)	$89,327

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended May 31, 2010

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$249,162	$4,385	$107,605	$(32,079)	$329,073
COST OF SALES (exclusive of amortization shown separately below)	70,433	4,115	52,880	(32,079)	95,349
GROSS MARGIN	178,729	270	54,725	-	233,724

OPERATING EXPENSES:
Research and development	6,160	9,114	163	-	15,437
Selling and marketing	17,716	1,674	17,605	-	36,995
Distribution	8,839	91	5,901	-	14,831
General and administrative	21,643	3,866	11,332	-	36,841
Amortization of intangibles	539	3,495	244	-	4,278
Total operating expenses	54,897	18,240	35,245	-	108,382

INCOME (LOSS) FROM OPERATIONS	123,832	(17,970)	19,480	-	125,342

NON-OPERATING INCOME (EXPENSE):
Interest income	220	-	422	(188)	454
Interest expense	(15)	(3)	(203)	188	(33)
Other, net	(469)	-	(82)	-	(551)
Total non-operating income	(264)	(3)	137	-	(130)

INCOME (LOSS) BEFORE INCOME TAXES	123,568	(17,973)	19,617	-	125,212
PROVISION (BENEFIT) FOR INCOME TAXES	42,969	(6,434)	6,094	-	42,629
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	80,599	(11,539)	13,523	-	82,583
Net Income (Loss) of consolidated subsidiaries	1,984	-	-	(1,984)	-
NET INCOME (LOSS)	$82,583	$(11,539)	$13,523	$(1,984)	$82,583

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
August 20, 2011 through May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(15,073)	$903	$18,080	$(13,503)	$(9,593)
Net cash used in investing activities	(1,943,229)	(814)	(1,407)	$-	(1,945,450)
Net cash provided by ( used in) financing activities	1,652,091	-	(14,003)	$14,002	1,652,090
Effect of exchange rate changes on cash and cash equivalents	-	-	(789)	$(643)	(1,432)
Increase (decrease) in cash and cash equivalents	(306,211)	89	1,881	(144)	(304,385)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$8,093	$-	$10,629	(144)	$18,578

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
June 1, 2011 through August 19, 2011

(in thousands)

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

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the year ended May 31, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by operating activities	$82,767	$803	$17,731	$810	$102,111
Net cash used in investing activities	(6,112)	(605)	(2,344)	-	(9,061)
Net cash provided by financing activities	2,578	-	-	-	2,578
Effect of exchange rate changes on cash and cash equivalents	9	-	5,127	(810)	4,326
Increase in cash and cash equivalents	79,242	198	20,514	-	99,954
Cash and cash equivalents at beginning of period	171,144	(278)	31,783	-	202,649
Cash and cash equivalents at end of period	$250,386	$(80)	$52,297	$-	$302,603

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the year ended May 31, 2010

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by operating activities	$78,454	$87	$6,006	$204	$84,751
Net cash used in investing activities	(8,250)	(227)	2,173	-	(6,304)
Net cash provided by financing activities	(11,757)	-	-	-	(11,757)
Effect of exchange rate changes on cash and cash equivalents	-	-	(298)	(204)	(502)
Increase in cash and cash equivalents	58,447	(140)	7,881	-	66,188
Cash and cash equivalents at beginning of period	112,697	(138)	23,902	-	136,461
Cash and cash equivalents at end of period	$171,144	$(278)	$31,783	$-	$202,649

21.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the U.S., the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2017 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the U.S., the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2019. The total leasing expense for the Company was $3.1 million in the Successor fiscal 2012 period, $0.9 million in the Predecessor fiscal 2012 period, $4.3 million in fiscal 2011 and $3.8 million in fiscal 2010.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2012 (in thousands):

Year Ending May 31:
2013	$3,870
2014	3,174
2015	2,803
2016	2,459
2017	916
Thereafter	1,281
$14,503

Purchase Commitments

Purchase commitments made in the normal course of business were $23.3 million as of May 31, 2012.

Contingencies

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. The Company has provided certain documents and information to the FTC concerning those acquisitions and concerning our product pricing activities since then.  The Company has cooperated with the FTC throughout this process. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of the investigation or its effect, if any, on its business.

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these actions make substantially the same allegations, and were consolidated in the U.S. District Court for the Eastern District of Pennsylvania.  In January 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in these actions pursuant to which the Company paid $22.0 million into a qualified settlement trust fund in April 2012.  Under the settlement agreement, all potential class members have agreed to release the Company from the direct purchaser claims related to the products and acts enumerated in the lawsuits, and the Company is to be dismissed from the case with prejudice.  After a hearing in June 2012, the Court indicated that in September 2012, after a statutory waiting period, it would enter an order granting final approval of the settlement.  The $22.0 million is reflected in “certain litigation expenses” on our consolidated statements of operations.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009.  The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. In June 2011, the Court dismissed the complaint and closed the case.  In September 2011 plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The Company intends to defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

A series of class action lawsuits were filed in July 2011 in connection with the Acquisition, including two lawsuits filed in the Superior Court of Gwinnett County, Georgia, captioned as Babette C. Schorsch v. Immucor, Inc., et al., Civil Action No. 11A0776-1, and Gilbert Rosenthal v. Immucor, Inc., et al., Civil Action No. 11A079463.  These actions were brought on behalf of the Company’s public shareholders against the Company, its individual directors, the Sponsor and certain of its affiliates. The actions asserted claims for breaches of fiduciary duties against our board of directors in connection with the Acquisition, and for aiding and abetting the purported breaches of fiduciary duties by the Sponsor and included allegations that the Schedule 14D-9 filed with respect to the Acquisition failed to provide certain allegedly material information. The plaintiffs sought, among other things, preliminary and permanent relief, including injunctive relief enjoining the consummation of the Acquisition, rescission of the Acquisition and costs, expenses and disbursements of the action. The Schorsch case was dismissed with prejudice in March 2012, and the Rosenthal case was dismissed without prejudice in April 2012.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

22.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal Year Ended	Net Sales	Gross Profit	Income (Loss) from Operations	Net Income (Loss)
	(in thousands)
May 31, 2012
Predecessor
First Quarter	$74,910	$51,955	$(6,508)	$(6,374)
	$74,910	$51,955	$(6,508)	$(6,374)
Successor
First Quarter	11,390	4,234	(552)	(2,442)
Second Quarter	83,035	40,609	(24,713)	(30,179)
Third Quarter	81,370	52,782	9,113	(9,131)
Fourth Quarter	86,019	58,491	11,553	(7,895)
	$261,814	$156,116	$(4,599)	$(49,647)

May 31, 2011
Predecessor
First Quarter	$83,641	$59,667	$32,202	$21,419
Second Quarter	81,546	58,385	31,957	21,063
Third Quarter	83,349	59,019	33,867	22,686
Fourth Quarter	84,555	59,845	27,971	24,159
	$333,091	$236,916	$125,997	$89,327

Item 8. — Financial Statements and Supplementary Data

B.      Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts
Years ended May 31, 2012, 2011 and 2010

	Beginning Balance	Additions to Expense	Deductions	Ending Balance
Successor
2012
Allowance for doubtful accounts	$-	$689	$(77)	$612
Deferred income tax valuation allowance	$2,312	$-	$(424)	$1,888

Predecessor
2012
Allowance for doubtful accounts	$2,157	$183	$(52)	$2,288
Deferred income tax valuation allowance	$2,467	$-	$(155)	$2,312

2011
Allowance for doubtful accounts	$2,122	$371	$(336)	$2,157
Deferred income tax valuation allowance	$6,716	$-	$(4,249)	$2,467

2010
Allowance for doubtful accounts	$2,179	$361	$(418)	$2,122
Deferred income tax valuation allowance	$6,134	$582	$-	$6,716

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

Based on their evaluation as of May 31, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2012. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2012. Immucor’s management has concluded that, as of May 31, 2012, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Item 9B. — Other Information.

Not applicable.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance.

Board of Directors

The board of directors of IVD Holdings Inc. (“Holdings”), the indirect parent of the Company, manages the affairs of the Company.  All references to the “Board of Directors” refer to the board of directors of Holdings.  Set forth below are the names, ages and biographical information of the current directors of Holdings.  William Hawkins, Jeffrey Rhodes and Todd Sisitsky are also directors of the Company.

Name of Director	Age	Position and Biographical information
Jeffrey K. Rhodes	37
Mr. Rhodes has been a director of Holdings and the Company since August 2011. Mr. Rhodes has been a Principal at the Sponsor since 2005. He serves on the board of directors of IMS Health and Surgical Care Affiliates.  We believe Mr. Rhodes is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

Todd B. Sisitsky	40
Mr. Sisitsky has been a director of Holdings and the Company since August 2011. Mr. Sisitsky has been a Partner of the Sponsor since 2007 and was an Investor at the Sponsor from 2003 to 2007.  Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates, IMS Health and Aptalis Pharma, the Campaign for Tobacco Free Kids. We believe Mr. Sisitsky is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

William A. Hawkins	58
Mr. Hawkins, a director of Holdings and the Company since October 2011, has served as the Company’s President and Chief Executive Officer since he joined the Company in October 2011. From 2002 to June 2011, Mr. Hawkins served in a variety of executive capacities, including Chairman and CEO, at Medtronic, Inc. Mr. Hawkins serves on the board of KeraNetics and Thoratec.  We believe Mr. Hawkins is qualified to serve on our Board of Directors because of his extensive experience, executive leadership and management experience in other companies in the healthcare industry.

Scott Garrett	62
Mr. Garrett has been a director of Holdings since January 2012.  From 2005 to 2010 Mr. Garrett was the Chief Executive Officer of Beckman Coulter, a leading biomedical testing company.  Mr. Garrett currently serves on the boards of MarketLab, AdvaMedDx and until 2010 also served on the boards of Beckman Coulter, AdvaMed and InHealth. We believe Mr. Garrett is qualified to serve as a director given his extensive healthcare and industry experience.

David A. Kessler, M.D.	61
Dr. Kessler has been a director of Holdings since January 2012. Dr. Kessler is currently Professor of Pediatrics and Epidemiology and Biostatistics at the School of Medicine, University of California, San Francisco (UCSF). He was Dean of the School of Medicine and the Vice Chancellor for Medical Affairs at UCSF from 2003 through 2007.  Since 2009, Dr. Kessler has served on the board of directors of Tokai Pharmaceuticals, Inc. and in 2011 he joined the board of directors of Aptalis Pharma, Inc. We believe Dr. Kessler is qualified to serve on our Board of Directors because of his extensive healthcare and regulatory experience.

Sean Murphy	59
Mr. Murphy, a director of Holdings since January 2012, serves as a senior advisor to Evercore Partner, a New York based investment bank.  Mr. Murphy served in a variety of executive capacities, including Vice President of Strategy and Business Development at Abbott from 1979 to 2010.  Mr. Murphy serves on the board of directors for Nordion.  We believe Mr. Murphy is qualified to serve on our Board of Directors because of his extensive healthcare experience and because of his background in finance and accounting.

Sharad Mansukani	43
Dr. Mansukani, a Director of Holdings since January 2012, serves as a senior advisor of the Sponsor, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005. Dr. Mansukani serves on the board of directors of Iasis Healthcare and HealthSpring, Inc.  We believe Dr. Mansukani is qualified to serve on our Board of Directors because of his medical expertise and leadership experience.

Audit Committee Financial Expert

Mr. Murphy, Mr. Rhodes and Dr. Mansukani are the current members of the Company’s Audit Committee. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert.”  However, we have determined that Messrs. Murphy and Rhodes are each an “audit committee financial expert” as defined by applicable SEC rules. Although the Board of Directors has not made an official determination, Mr. Murphy and Dr. Mansukani would likely be considered independent under the listing standards of the Nasdaq Stock Market.  The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Board of Directors.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct that applies to all our employees, including our executive officers. A copy of the Code of Conduct is available on the Company’s website at www.immucor.com. Any amendments to or waivers of the Code of Conduct will be promptly posted on the Company’s website or in a report on Form 8-K, as required by applicable laws.

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
William (Bill) Hawkins	58	Mr. Hawkins has served as President and Chief Executive Officer since October 2011. Please see biography above under “Board of Directors.”	2011
Dominique Petitgenet	50	Mr. Petitgenet has served as Vice President and Chief Financial Officer of the Company since February 2012. From 2008 to 2012, Mr. Petitgenet was the Chief Financial Officer of Merial, Inc. Mr. Petitgenet was the Executive Director of Planning & Financial Evaluations at Merial, Inc. from 2005 to 2008.	2012
Philip H. Moïse	62	Mr. Moïse serves as Executive Vice President, General Counsel and Secretary and joined the Company in April 2007.	2007

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act required, for periods prior to the Acquisition in August 2011, each executive officer, director and beneficial owner of 10% or more of our common stock to file certain forms with the SEC. We believe that, during the fiscal year ended May 31, 2012, all forms required to be filed by reporting persons were filed on a timely basis.

Item 11. — Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2012 fiscal year.  It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.”  Following the Acquisition, the compensation committee of the Board of Directors (the “Committee”) consists primarily of representatives from the Sponsor.  Notwithstanding the completion of the Acquisition, our fundamental executive compensation philosophies and programs remain largely unchanged with a few exceptions discussed below.

The Named Executive Officers for fiscal 2012 were:

•	William (Bill) Hawkins, President and Chief Executive Officer from October 2011 to the present;

•	Dominique Petitgenet, Vice President and Chief Financial Officer from March 2012 to the present;

•	Philip H. Moïse, Executive Vice President, General Counsel and Secretary for all of fiscal 2012;

•	Patrick Waddy, Interim Chief Financial Officer from January 2012 to March 2012 (currently serving as Vice President, International Finance);

•	Dr. Gioacchino De Chirico, President and Chief Executive Officer until his retirement in June 2011;

•	Joshua H. Levine, President and Chief Executive Officer from June 2011 until his resignation in October 2011;

•	Richard A. Flynt, Executive Vice President and Chief Financial Officer until his resignation in January 2012;

Overview

The Committee has responsibility over matters relating to compensation of executives, including cash incentive and other benefit plans, and non-employee directors of the Company, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Committee also has responsibility over the administration of the Holdings’ equity incentive plan.

Cash bonuses paid to executive officers for fiscal year 2012 were conditioned on the achievement of certain revenue and Adjusted EBITDA targets and on Company objectives.  Long-term equity incentives were awarded after the Acquisition, but are not generally awarded on an annual basis.

Towers Watson & Co. advised the Company on fiscal 2012 executive compensation matters prior to the Acquisition.  No independent executive compensation consultants were retained by the Committee after the Acquisition.  The Committee has sought input from management, but no executive officer has participated directly in any Committee meetings relating to his or her compensation

Our Compensation Philosophy

Primary Objectives

The primary objectives of our executive compensation program are to support the achievement of our financial and strategic goals by attracting and retaining executives performing at the highest levels of our industry.  To achieve these objectives, we intend that our executive compensation programs:

•	attract, retain and reward highly qualified and productive persons;
•	relate compensation to Company and individual performance;
•	encourage strong performance without incentivizing inappropriate or excessive risk-taking;
•	establish compensation levels that are internally equitable and externally competitive; and
•	encourage an ownership interest and instill a sense of pride in the Company.

External Benchmarks

 In setting compensation for executive officers, we have considered how medical diagnostics and other related companies in our industry compensate their executives. We refer to these companies as “peer companies” and we have considered how they compensate executives in positions comparable to our executive positions, that is, positions with similar duties, responsibilities, complexity and scope.  The peer companies the Company considered for fiscal 2012 were:

Affymetrix Inc.	Myriad Genetics Inc.
Align Technology, Inc.	Orthofix, International N.V.
American Medical Systems Holdings, Inc.	Quidel Corp.
Gen-Probe Inc.	Steris Corp.
Haemonetics Corp.	Teleflex Incorporated
Hill-Rom Holdings, Inc.	Thoratec Corp.
ICU Medical Inc.	Zoll Medical Corp.

Certain positions are not specific to our industry.  For those positions, the Committee has used compensation surveys conducted by national human resources consulting firms containing information about a broader group of companies in other industries, including public companies of comparable size to us. These compensation surveys, together with the peer group information, have been used to consider compensation for all executives, including our Named Executive Officers.

Total Compensation

We seek to achieve the objectives of our executive compensation program by offering a compensation package that uses three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives.

●
Base Salaries . We seek to provide competitive base salaries factoring in the responsibilities associated with the executive’s position, the executive’s skills and experience, and the executive’s performance as well as other factors. We believe appropriate base salary levels are critical in helping us attract and retain talented executives.

●
Annual Cash Incentives. The aim of this element of compensation is to reward individual and group contributions to the Company’s annual operating performance based upon the achievement of pre-established performance standards in the most recent completed fiscal year.

●
Long-Term Equity Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of Holdings, combined with an up-front grant of stock options.

Elements of Compensation for Fiscal 2012

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal 2012.

Base Salary

The base salaries paid to Mr. Hawkins, Mr. Levine, Dr. De Chirico and Mr. Flynt for fiscal 2012 were governed by the terms of their employment agreements with us.  The base salary paid to Mr. Petitgenet was governed by the terms of the Offer Letter between Mr. Petitgenet and the Company dated February 12, 2012.  These agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise.

The base salaries paid to Mr. Waddy and Mr. Moïse are based on the terms of their employment agreements previously in place with us.  The Committee reviews base salaries of our executive officers annually.

The table below shows the base salary for each Named Executive Officer for fiscal 2012.

William Hawkins	President and Chief Executive Officer	$800,000
Dominique Petitgenet	Vice President, Chief Financial Officer	$375,000
Philip H. Moïse	Executive VP, General Counsel	$517,500
Patrick Waddy	VP, International Finance	$290,000
Gioacchino De Chirico	Past President and CEO	$607,000
Joshua Levine	President and Chief Executive Officer	$602,500
Richard A. Flynt	Executive VP, Chief Financial Officer	$379,500

For fiscal 2012, the Company’s analysis of the base salaries of the Named Executive Officers against its peer companies occurred before the Acquisition.  As a result, Mr. Moïse was the only current Named Executive Officer considered in the analysis.  For fiscal 2012, the base salary of Mr. Moïse exceeded the median base salary of similar situated executives at our peer companies.

Annual Cash Incentives --- 2012 Bonus Plan

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

Due to delays related to the Acquisition, the Compensation Committee approved the FY 2012 Bonus Plan in February 2012.  Under the terms of the 2012 Bonus Plan, the Company’s executive officers were eligible for bonuses based on three components:

☐	Revenue Component (30%): actual revenue compared to fiscal 2012 target net revenue;
☐	Adjusted EBITDA Component (40%): actual Adjusted EBITDA compared to fiscal 2012 target Adjusted EBITDA; and
☐	Corporate Goals Component (30%): the achievement of corporate goals established by the Compensation Committee for fiscal 2012.

The Committee retains the ability to provide for bonuses for outstanding individual performance even when targeted metrics for overall Company performance are not achieved. Annual bonuses can increase if we exceed targeted revenue, Adjusted EBITDA and corporate goals.

The table below shows the performance factors that could be applied depending on the extent to which each of the components listed above are achieved.   Executive officers can earn bonus awards on a prorated basis for levels of achievement in between the performance factors listed below.  No awards are paid if achievement of the bonus components is less than 50% of target.

	Below Minimum	Minimum	Target	Maximum
Performance Factor	0%	50%	100%	200%

 The applicable performance factor will be applied to a percentage of each Named Executive Officer’s base compensation as follows:

William Hawkins	100%
Dominique Petitgenet	50%
Philip H. Moïse	50%
Patrick Waddy	35%
Gioacchino De Chirico	45%

For fiscal 2012, Target Revenue was $345 million and Target Adjusted EBITDA was $149 million.   Our actual revenue for fiscal 2012 was approximately $339 million and actual Adjusted EBITDA was approximately $150 million.  We therefore achieved 90.5% and 110% of our revenue and Adjusted EBITDA targets respectively.  We achieved approximately 117% of the corporate goals component.   If they are employed by the Company at the time of payment, Messrs. Hawkins, Petitgenet, Waddy, and Moïse will be eligible to receive the bonuses listed below under the Company’s 2012 Bonus Plan.  Bonus amounts are prorated based on the time they have been with the Company for Messrs. Hawkins and Petitgenet.  Neither Mr. Levine nor Mr. Flynt will receive a bonus because he will not be employed by the Company at the time of payment.  Under the terms of his recently expired employment agreement with the Company, Dr. De Chirico is entitled to receive a bonus as listed below.

William Hawkins	$494,667
Dominique Petitgenet	$ 49,688
Philip H. Moïse	$274,275
Patrick Waddy	$107,590
Gioacchino De Chirico	$289,539

Stock-Based Long-Term Incentives --- 2012 Stock Incentive Plan

Our Named Executive Officers’ compensation is heavily weighted in long-term equity as we believe stockholder value is achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key employees.

In connection with the Acquisition, except as described below, all outstanding stock options and restricted stock awards (whether vested or unvested) held by our employees (including our Named Executive Officers) fully vested and were canceled as of the effective time of the Acquisition and converted into the right to receive an amount in cash equal to the excess, if any, of the per share Acquisition consideration over, with respect to stock options, the exercise price per share of such stock option, in each case, without interest and less any required withholding taxes.  In connection with such cash-out, Mr. Moïse, Mr. Waddy, Dr. De Chirico, Mr. Levine and Mr. Flynt received pre-tax amounts of $2.1 million, $1.1 million, $0.6 million, $1.8 million and $2.0 million respectively.  In addition, all of the long-term equity incentive plans maintained by the Company prior to the consummation of the Acquisition were terminated effective upon the consummation of the Acquisition.

On December 12, 2011 Holdings adopted a new equity incentive plan pursuant to which shares of the stock of Holdings were reserved for issuance to senior management of the Company and the non-employee directors of Holdings.  In addition, the Board approved stock option awards to the Named Executive Officers under the new equity incentive plan, consistent with their view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis.  The grant date fair value of these options is shown in the Grants of Plan-Based Awards table below.

Investment Opportunity

We believe that executive officers should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business.  This ownership stake has been achieved through the award of Holdings stock options and the opportunity for additional equity investment in Holdings.  Our executive officers and certain key members of management were provided the opportunity to purchase shares of Holdings.  As a result, Mr. Moïse and Mr. Hawkins purchased 5,175 and 10,000 shares of Holdings respectively at $100 per share.

Benefits

Our executives receive benefits consistent with our general employee population.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the board of directors of the Company who served during fiscal year 2012 prior to the Acquisition were Messrs. James Clouser, Ronny Lancaster, Mason Morfit and Joseph Rosen and Drs. Paul Mintz and Paul Holland.  Following the Acquisition, the members of the Committee are Messrs. Sisitsky, Murphy, Garrett and Hawkins.  Other than Mr. Hawkins, none of these committee members were officers or employees of the Company during fiscal year 2012, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

Report of the Compensation Committee

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report for filing with the SEC.

 Submitted by the Compensation Committee of the Board of Directors:

Todd Sisitsky
Scott Garrett
Sean Murphy
William Hawkins

Executive Compensation

Compensation  Summary

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the 2012 fiscal year.  Only Messrs. Moïse, Waddy and De Chirico were Company employees for all of fiscal 2012.  Mr. Hawkins became an employee on October 17, 2011 and Mr. Petitgenet became an employee on March 1, 2012.  Mr. Levine resigned effective as of October 17, 2011 and Mr. Flynt resigned effective as of January 9, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)	($)
Joshua Levine	2012	257,221	80,000	1,295,371	-	-	286,559	1,919,151
Former President	2011	-	-	-	-	-	-	-
Former Chief Executive Officer	2010	-	-	-	-	-	-	-

Dr. Gioacchino De Chirico	2012	616,989	-	892,516		289,539	53,088	1,852,131
Former President	2011	595,776	-	562,877	302,813	260,461	65,629	1,787,556
Former Chief Executive Officer	2010	571,304	-	565,841	294,823	50,624	66,194	1,548,786

William A. Hawkins	2012	516,621	-	-	3,108,377	494,667	7,931	4,127,596
Executive Vice President	2011	-	-	-	-	-	-	-
Chief Executive Officer	2010	-	-	-	-	-	-	-

Richard A. Flynt	2012	268,936	-	931,044	-	-	971,896	2,171,876
Former Executive Vice President	2011	363,008	-	256,016	85,265	106,519	33,221	844,029
Former Chief Financial Officer	2010	339,546	-	200,298	64,605	34,283	21,608	660,340

Patrick Waddy	2012	290,000	-	-	227,154	107,590	12,300	637,044
Interim Chief Financial Officer	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

Dominique Petitgenet	2012	75,000	-	-	483,200	49,688	2,308	610,196
Vice President	2011	-	-	-	-	-	-	-
Chief Financial Officer	2010	-	-	-	-	-	-	-

Philip H. Moise	2012	516,621	-	701,499	338,240	274,275	20,461	1,851,096
Executive Vice President	2011	501,134	-	367,465	122,381	146,792	32,913	1,170,685
General Counsel	2010	488,973	-	322,238	103,935	49,207	21,962	986,314

(1)
The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2012 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2012, included in the this Annual Report on Form 10-K filed. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(2)
We will pay bonuses for fiscal 2012 at the beginning of fiscal 2013 based on the achievement of financial and corporate goals established under the Company’s 2012 Bonus Plan.  The 2012 Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(3)	All Other Compensation consisted of the following:

Name	Year	Perquisites and Other Personal Benefits		Insurance Premiums	Company Contributions to Retirement and 401(k) Plans	Severance Payments / Accruals ($)	Total
		($)		($)	($)		($)
Joshua Levine	2012	-		-	7,415	279,144	286,559
Former President	2011	-		-	-	-	-
Former Chief Executive Officer	2010	-		-	-	-	-

Dr. Gioacchino De Chirico	2012	1,000		42,103	9,985	-	53,088
Former President	2011	12,012		43,786	9,831	-	65,629
Former Chief Executive Officer	2010	11,732		45,339	9,123	-	66,194

William A. Hawkins	2012	7,931		-	-	-	7,931
Executive Vice President	2011	-		-	-	-	-
Chief Executive Officer	2010	-		-	-	-	-

Richard A. Flynt	2012	31,000	(a)	5,017	5,353	930,526	971,896
Former Executive Vice President	2011	12,015		11,022	10,184	-	33,221
Former Chief Financial Officer	2010	11,552		-	10,056	-	21,608

Patrick Waddy	2012	-		2,500	9,800	-	12,300
Interim Chief Financial Officer	2011	-		-	-	-	-
	2010	-		-	-	-	-

Dominique Petitgenet	2012	-		-	2,308	-	2,308
Vice President	2011	-		-	-	-	-
Chief Financial Officer	2010	-		-	-	-	-

Philip H. Moise	2012	1,000		9,164	10,297	-	20,461
Executive Vice President	2011	11,922		13,191	7,800	-	32,913
General Counsel	2010	10,560		2,500	8,902	-	21,962

a)	Represents $30,000 for outplacement and $1.000 for auto allowance.

Grants of Plan-Based Awards

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant	Grant Date Fair
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)	Units (2) (#)	Options (3) (#)	Awards ($ / Sh)	Date ($ / Sh)	Awards ($)
Joshua Levine
Former President	6/9/11						65,258		$-	$19.85	$19.85
Former Chief Executive Officer

Dr. Gioacchino De Chirico
Former President	6/9/11						44,963		$-	$19.85	$19.85
Former Chief Executive Officer		$-	$273,150	$546,300

William A. Hawkins
Executive Vice President	12/12/11				64,329				$100.00	$-	$20.59
Chief Executive Officer	12/12/11							64,329	$100.00	$-	$27.73
		$-	$466,667	$933,333

Richard A. Flynt
Former Executive Vice President	6/9/11						46,904		$-	$19.85	19.85
Former Chief Financial Officer

Patrick Waddy
Interim Chief Financial Officer	6/9/11						6,575		$-	$19.85	19.85
	12/12/11				2,000				$100.00	$-	$20.59
	12/12/11							2,000	$100.00	$-	27.73
		$-	$101,500	$203,000

Dominique Petitgenet
Vice President	3/1/12				10,000				$100.00	$-	$20.59
Chief Financial Officer	3/1/12							10,000	$100.00	$-	$27.73
		$-	$46,875	$93,750

Philip H. Moise
Executive Vice President	6/9/11						35,340		$-	$19.85	19.85
General Counsel	12/12/11				7,000				$100.00	$-	$20.59
	12/12/11							7,000	$100.00	$-	27.73

(1)
Actual payouts in fiscal 2013 to the Named Executive Officers under the 2012 Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Compensation Discussion and Analysis section of this report explains in greater detail the methodology used for calculating bonuses.

(2)
On June 9, 2011 as part of the annual group award under the 2005 Long-Term Incentive Plan, the Compensation Committee granted options to purchase shares of common stock and restricted share awards to employees of the Company, including Named Executive Officers, pursuant to the 2005 Long-Term Incentive Plan. The options and restricted shares fully vested and were cashed out upon the Acquisition.

(3)	Represents options granted under the 2012 Stock Incentive Plan, which vest 25% annually beginning on the second anniversary date of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2012:

	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Joshua Levine	-	-	-	$-
Former President
Former Chief Executive Officer

Dr. Gioacchino De Chirico	-	-	-	$-
Former President
Former Chief Executive Officer

William A. Hawkins	-	64,329	-	$100.00	12/12/2021
Executive Vice President			64,329	$100.00	12/12/2021
Chief Executive Officer

Richard A. Flynt	-	-	-	$-
Former Executive Vice President
Former Chief Financial Officer

Patrick Waddy	-	2,000	-	$100.00	12/12/2021
Interim Chief Financial Officer			2,000	$100.00	12/12/2021

Dominique Petitgenet	-	10,000	-	$100.00	3/1/2022
Vice President			10,000	$100.00	3/1/2022
Chief Financial Officer

(1)	Option awards vest 25% annually beginning on the second anniversary of the grant date.

Option Exercises and Stock Vested

The table below presents information concerning options exercised and restricted shares vested during the 2012 fiscal year for each of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Joshua Levine
Former President
Former Chief Executive Officer	-	$-	65,258	$1,749,567

Dr. Gioacchino De Chirico
Former President
Former Chief Executive Officer	117,715	$1,087,325	117,829	$3,019,932

William A. Hawkins
Executive Vice President
Chief Executive Officer	-	$-	-	$-

Richard A. Flynt
Former Executive Vice President
Former Chief Financial Officer	22,208	$200,727	72,875	$1,912,204

Patrick Waddy
Interim Chief Financial Officer
	69,965	$1,115,841	20,002	$508,528

Dominique Petitgenet
Vice President
Chief Financial Officer	-	$-	-	$-

Philip H. Moise
Executive Vice President
General Counsel	33,671	$307,067	77,312	$2,000,082

(1)
The value realized equals the difference between $27.00, which was the acquisition price of our common stock on the Acquisition date, and the exercise price multiplied by the number of shares acquired on exercise.

(2)	The value realized equals $27.00, which was the acquisition price of our common stock on the Acquisition date multiplied by the number of shares acquired on vesting.

Employment Agreements

We have a written employment agreement with Mr. Hawkins that provides for severance benefits in the event of termination without cause or by the employee for good reason in connection with a change in control.  Messrs. Petitgenet, Moïse and Waddy do not have written employment agreements with the Company, but they are all participants in the Company’s Key Employee Severance Plan. The Company’s employment agreement with Dr. De Chirico has expired.

We had written employment agreements with each of Mr. Levine and Mr. Flynt that provided for certain compensation in connection with his resignation.  A description of the compensation Messrs. Levine and Flynt received in connection with their respective resignations is described in the section “Quantification of Potential Amounts Payable on Termination.”

Mr. Hawkins

Mr. Hawkins entered into an employment agreement with the Company on October 17, 2011.  The agreement provides for an initial term of employment through October 17, 2016, subject to automatic renewal for successive one-year period thereafter unless either Mr. Hawkins or the Company provides a notice of non-renewal at least 60 days before the expiration of the then current term. Pursuant to the employment agreement, Mr. Hawkins receives a base salary of $800,000 and has an opportunity to earn an annual bonus award, with a target opportunity of $800,000, based on the achievement of certain performance metrics determined by the Board of Directors or a committee thereof. Mr. Hawkins is eligible to participate in the Company’s employee benefit plans.

If Mr. Hawkins’s employment is terminated prior to the end of the initial five year term or any subsequent one year extension term without cause or by Mr. Hawkins for good reason (each as defined in the agreement), Mr. Hawkins will receive, among other things (i) a payment equal to any accrued but unpaid base salary as of the date of termination, the value of any accrued vacation pay, and the amount of any expenses properly incurred by Mr. Hawkins prior to the termination date and not yet reimbursed, (ii) a payment equal to two years’ base salary, (iii) a payment equal to Mr. Hawkins’ annual bonus for the prior fiscal year to the extent then unpaid, (iv) a payment equal to the pro-rated annual bonus that Mr. Hawkins would have earned for the year in which his termination occurs, based on the actual achievement of applicable performance objectives in the performance year in which the termination date occurs; and (v) the immediate vesting of all equity awards previously granted to Mr. Hawkins that remain outstanding as of the termination date.  In addition, if Mr. Hawkins’s employment is terminated within two years after a change of control, Mr. Hawkins will also receive a payment equal to two times his target annual bonus.

As described above, pursuant to the terms of the agreement Mr. Hawkins received an option grant under the Company’s equity incentive plan. These options will vest upon meeting certain time- and performance-based vesting conditions and will vest in full upon the occurrence of a change in control or, as described above, a termination of his employment without cause or by him for good reason. The agreement also provides that Mr. Hawkins will be subject to non-solicitation and non-competition covenants during his employment and for a period of eighteen months following the termination of his employment, regardless of the reason for such termination.

Messrs. Petitgenet, Moïse and Waddy

Messrs. Petitgenet, Moïse and Waddy are participants in the Company’s Key Employee Severance Plan (the “Severance Plan”).  The Severance Plan provides that if the Company terminates the employee’s employment without cause or the employee terminates his employment for good reason (each, a “qualifying termination”), then the Company must pay the employee an amount equal to his base salary plus the employee cost of twelve (12) months of health benefits.  Upon a qualifying termination,  the portion of the severance that meets the requirements of Treasury Regulation 1.409A-1(b)(9)(iii)(A) will be paid in approximately equal monthly installments over the one year following a qualifying termination and the excess will be paid in a lump sum within sixty (60) days after the qualifying termination.

If a qualifying termination occurs within two (2) years after a change in control and the employee was a party to an employment agreement with the Company on the date of the Acquisition, then the Company must pay the employee a lump sum cash payment equal to two times his “average annual compensation”, as defined in the Severance Plan plus the employee cost of twelve (12) months of health benefits.  Average annual compensation is calculated as the employee’s current base salary plus the average of the bonuses paid to him over the last two fiscal years over which he was eligible to receive a bonus (or such lesser number of years as he was eligible to receive a bonus).  Through August 19, 2013, Mr. Moïse and Mr. Waddy would be entitled to the severance described in this paragraph, except that as a result of the terms of his previous employment agreement, Mr. Moïse would be entitled to the employee cost of 18 months of health benefits.

If a qualifying termination occurs within two (2) years after a change in control and the employee was not a party to an employment agreement with the Company on the date of the Acquisition, then the Company must pay the employee a lump sum cash payment equal to two times his base salary plus twelve (12) months of health benefits.  Mr. Petitgenet would be entitled to the severance described in this paragraph currently and Mr. Moïse and Mr. Waddy would be entitled to it after August 19, 2013.

The Severance Plan includes a “best net” provision, pursuant to which benefits will be reduced or “cut back” to the extent necessary to avoid an excise tax, if that would result in a better net after-tax benefit for the employee (taking into account the excise taxes the employee would pay on an unreduced benefit).

A release of claims is required to receive the payments under the Severance Plan.  The release of claims must include an 18 month post-employment non-solicitation and non-competition restriction, except that such restrictions are not required in a change of control termination of an employee who was an employee on the date of the Acquisition (i.e., Mr. Moïse and Mr. Waddy) and who is terminated prior to August 19, 2013.

Dr. De Chirico

Dr. De Chirico’s employment agreement with the Company expired on June 10, 2012.  Dr. De Chirico has also entered into a consulting agreement with the Company that begins on June 10, 2012, under which he is subject to non-solicitation and non-competition provisions.  The consulting agreement has a four year term under which he will be paid $200,000 per year.

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would be made to each of the Named Executive Officers (other than Messrs. Levine and Flynt) upon involuntary termination before or after a change of control based on each person’s base salary as of May 31, 2012 and cash bonus paid with respect to fiscal 2012.  The actual amounts to be paid out can only be determined at the time of such Named Executive Officer’s separation from the Company. The information set forth in the table assumes, as necessary:

The termination and/or the qualified change in control event occurred on May 31, 2012 (the last business day of our last completed fiscal year);

The price per share of our common stock on the date of termination is $92.52.

Name	Benefit	Before Change in Control Termination w/o Cause	After Change in Control Termination w/o Cause
William A. Hawkins	Severance	$2,108,667	$3,708,667
Executive Vice President	Stock Options (1)	$-	$-
Chief Executive Officer
	TOTAL	$2,108,667	$3,738,667

Dominique Petitgenet	Severance	$400,547	$750,000
Vice President	Stock Options (1)	$-	$-
Chief Financial Officer
	TOTAL	$430,547	$780,000

Philip H. Moise	Severance	$731,915	$1,035,000
Executive Vice President	Stock Options (1)	$-	$-
General Counsel
	TOTAL	$731,915	$1,065,000

(1)	As of May 31, 2012 all stock options were underwater and therefore would have no value when vested upon termination.

Mr. Levine’s Resignation

Mr. Levine resigned effective October 31, 2011.  In connection with his resignation, Mr. Levine received a payment of $300,000 and the premium cost of COBRA healthcare continuation coverage for eighteen months for himself, his spouse and his dependents.

Mr. Flynt’s Resignation

Mr. Flynt resigned effective January 9, 2012.  In connection with his resignation, Mr. Flynt received a payment of $899,802, an outplacement assistance benefit of $30,000 and the premium cost of COBRA healthcare continuation coverage for eighteen months for himself, his spouse and his dependents.

Compensation of Directors

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2012. Directors who are employees of the Company receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Option Awards
Directors of the Company Prior to the Acquisition
Joseph Rosen	$42,500	$110,009	$-
James Clouser	25,000	110,009	-
Paul Holland	20,000	110,009	-
Ronny Lancaster	22,500	110,009	-
Paul Mintz	25,960	110,009	-
G. Mason Morfit	20,000	110,009	-
Chris Perkins	25,000	110,009	-

(1)
Prior to the Acquisition, non-employee directors receive an annual retainer of $25,000, $2,500 per meeting, and were reimbursed for all travel expenses to and from meetings of the Board of Directors. The Chairman of the Board of Directors was paid an additional $40,000 annual retainer, the Audit Committee Chair was paid an additional $15,000 annual retainer and the other Audit Committee members were each paid an additional $10,000 annual retainer, the Compensation Committee Chair and the Governance Committee Chair were each paid an additional $10,000 annual retainer, and the other members of these two Committees were each paid an additional $5,000 annual retainer.

(2)
On June 9, 2011, as part of the annual group award, the Compensation Committee granted restricted shares to purchase shares of common stock to non-employee directors pursuant to the 2005 Long-Term Incentive Plan. These shares vested fully upon completion of the Acquisition.

(3)
The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2012 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2012, included in this Annual Report on Form 10-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	Option Awards (2) (3)
Directors of the Company Subsequent to the Acquisition
Scott Garrett	$10,000	$31,456	$27,730
David Kessler	10,000	31,456	27,730
Sharad Mansukani	10,000	31,456	27,730
Sean Murphy	10,000	31,456	27,730
Jeffrey Rhodes (4)	-	-	-
Todd Sisitsky (4)	-	-	-

(1)	Subsequent to the Acquisition, non-employee directors receive an annual retainer of $40,000 and are reimbursed for all travel expenses to and from meetings of the Board of Directors.

(2)
The Company provides each of the non-employee directors a grant of an option to purchase 1,000 shares of the Holdings’ common stock upon their election or appointment as a director. Non-employee directors receive an annual grant of 400 restricted stock units.

(3)
The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2012 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2012, included in this Annual Report on Form 10-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(4)	Subsequent to the Acquisition, our Board includes representatives from our Sponsors and these directors are not individually compensated by the Company.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All outstanding shares of common stock of the Company are held indirectly by Holdings.

The following table describes the beneficial ownership of Holdings’ common stock as of May 31, 2012 by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of May 31, 2012, and the beneficial ownership percentages are based on a total of 7,394,641 shares issued and outstanding on May 31, 2012.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Shareholders
TPG Partners VI, L.P.	5,904,035		79.8%
Affiliates of TPG	1,447,831		19.6%

Directors and Executive Officers
Scott Garrett	5,000		*
David Kessler	-		*
Sharad Mansukani	-		*
Sean Murphy	2,500		*
Jeffrey Rhodes	-	(2)	*
Todd Sisitsky	-	(2)	*
Philip H. Moise	5,175		*
Dominique Petitgenet	-		*
William A. Hawkins	5,000		*
Joshua Levine	-	(3)	*
Gioacchino De Chirico	-	(3)	*
Richard A. Flynt	-	(3)	*
Patrick Waddy	-	(3)	*

All Directors and Executive Officers as a Group	17,675		*

* Represents less than one percent of the Company's outstanding Common Stock

*	Represents less than 1% of our outstanding common stock
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

(2)	Jeffrey K. Rhodes is a Principal and Todd Sisitsky is a Partner of TPG Capital, L.P., an affiliate of the TPG Funds. Neither Mr. Rhodes nor Mr. Sisitsky has voting or investment power over and disclaims beneficial ownership of the shares held by the TPG Funds. The business address of each of Messrs. Rhodes and Sisitsky is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(3)	Represents individuals who were Named Executive Officers for a portion of fiscal 2012 but not as of May 31, 2012.

Item 13. — Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Audit Committee of the Board of Directors monitors the occurrence of related party transactions in connection with its general responsibility to oversee the adequacy and effectiveness of the Company’s  accounting, financial controls and internal controls over financial reporting, including the Company’s systems to monitor and manage business risk and legal and ethical compliance programs. The Committee relies principally on the Company’s management to identify transactions that are related party transactions. Any such transactions identified are considered not later than the Audit Committee’s next regularly-scheduled meeting, at which meeting the Audit Committee will determine what, if any, action may be warranted. The Audit Committee’s responsibilities are generally stated in its Charter, although its practices concerning potentially-reportable transactions are not specifically stated in the Charter.

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

Management Services Agreement

In connection with the Acquisition, we entered into a management services agreement with the Sponsor (the “Manager”), pursuant to which the Manager will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. The management services agreement provides that the Manager will receive an aggregate annual retainer fee equal to $3 million. The management services agreement provides that the Manager will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement for out-of-pocket expenses incurred by the Manager or its designees after the consummation of the Acquisition.

The management services agreement includes customary exculpation and indemnification provisions in favor of the Manager, its designees and its affiliates. The management services agreement may be terminated by the Manager, the board of directors of Holdings or upon an initial public offering or change of control unless the Manager determines otherwise. In the event the management services agreement is terminated, we expect to pay the Manager or its designees all unpaid fees plus the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until the expiration date in effect immediately prior to such termination.

Pursuant to the management services agreement, the Manager received on the closing date an aggregate transaction fee of $18 million in connection with the Acquisition. Additionally, in connection with the Acquisition, the Manager incurred certain costs, aggregating to $28.9 million, which were either (i) paid for on behalf of the Manager or (ii) reimbursed to the Manager by the Company. These costs are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

Management Stockholders’ Agreement

In connection with the Acquisition, Holdings entered into a Management Stockholders’ Agreement with management stockholders, including all of the current executive officers.  The stockholders’ agreement contains certain restrictions on such stockholders’ transfer of Holdings’ equity securities, contains rights of first refusal upon disposition of shares, contains standard tag-along and drag-along provisions, and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement.

Director Independence

Messrs. Sisitsky, Rhodes, Hawkins and Dr. Mansukani are not independent because Messrs. Sisitsky and Rhodes are employees of the Sponsor, Mr. Hawkins is an employee of the Company and Dr. Mansukani is an advisor to the Sponsor.  Although the Board of Directors has not made an official determination, Messrs. Garrett and Murphy and Dr. Kessler would likely be considered independent under the listing standards of the Nasdaq Stock Market.

Item 14. — Principal Accountant Fees and Services.

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton for the fiscal years 2012 and 2011:

Fee Category:	2012	2011
Audit fees	$1,868,164	$1,524,294
Audit-related fees	15,900	60,973
Tax fees	—	—
All other fees	—	—
Total fees	$1,884,064	$1,585,267

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

All Other Fees

During fiscal 2012 and fiscal 2011, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

Policy for Pre-Approval of Independent Registered Public Accounting Firm

Pursuant to our policy on Pre-Approval of Audit and Non-Audit Services, we discourage the retention of our independent registered public accounting firm for non-audit services. We will not retain our independent registered public accounting firm for non-audit work unless:

•	In the opinion of senior management, the independent registered public accounting firm possesses unique knowledge or technical expertise that is superior to that of other potential providers;

•	The approval of the Chair of the Audit Committee is obtained prior to the retention; and

•	The retention will not affect the status of the independent registered public accounting firm as “independent accountants” under applicable rules of the SEC, PCAOB and Nasdaq Stock Market.

During fiscal 2012 and 2011, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

Item 15. — Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements.

The Consolidated Financial Statements, Notes thereto, and Report of Independent Registered Public Accounting Firm thereon are included in Part II, Item 8 of this report.

2.	Consolidated Financial Statement Schedule included in Part II, Item 8 of this report.

Schedule II — Valuation and Qualifying Accounts.

Other financial statement schedules are omitted as they are not required or not applicable.

3.	Exhibits.

See Item 15(b) below.

(b)           Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, dated July 2, 2011, by and among the Company, Holdings and IVD Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 5, 2011).

3.1.1	Amended and Restated Articles of Incorporation dated August 19, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 25, 2011).

3.2.1	Amended and Restated Bylaws dated August 19, 2011 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 25, 2011).

4.1
Indenture, dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.2
Supplemental Indenture, dated as of August 19, 2011 among the Company, BioArray Solutions Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.3	Form of 11.125% Senior Notes due 2019 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.4
Registration Rights Agreement, dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company, J.P. Morgan Securities LLC, as representative of the several Initial Purchasers listed in Schedule 1 to the Purchase Agreement (as defined therein) (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.5
Registration Rights Agreement Joinder, dated as of August 19, 2011 among the Company, BioArray Solutions Ltd. and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers listed in Schedule 1 to the Purchase Agreement (as defined therein) (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

10.1
Credit Agreement dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company, with the Company surviving such merger as the Borrower, IVD Intermediate Holdings B Inc., as Holdings, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders and Agents party thereto (incorporated by reference to Exhibit 10.1 of the Form S-4 filed November 22, 2011).

10.2
Security Agreement dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company, with the Company surviving such merger as the Borrower, IVD Intermediate Holdings B Inc., as Holdings, the subsidiary guarantors party thereto from time to time, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Form S-4 filed November 22, 2011).

10.3
Guaranty dated as of August 19, 2011 among IVD Intermediate Holdings B Inc., as Holdings, the other guarantors party thereto from time to time, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form S-4 filed November 22, 2011).

10.4
Management Services Agreement, entered into as of August 19, 2011, between IVD Acquisition Corporation, IVD Intermediate Holdings A Inc., IVD Intermediate Holdings B Inc., IVD Holdings Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.4 of the Form S-4 filed November 22, 2011).

10.5-1
Amended and Restated Office Lease Agreement [2975 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-9 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-2
Amended and Restated Office Lease Agreement [2985 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-10 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-3
Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-4
Amended and Restated Office Lease Agreement [3130 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-12 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-5
Amended and Restated Office Lease Agreement [3150 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-13 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-6
Amended and Restated Office Lease Agreement [7000 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-14 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.5-7
Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.6
Employment Agreement by and among the Company, IVD Holdings, Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.7*	Offer Letter between Immucor, Inc. and Dominique Petitgenet dated February 12, 2012 (incorporated by reference to the Quaterly Report on Form 10-Q filed on April 11, 2012).

10.8*
Amended and Restated Employment Agreement dated June 10, 2011, between the Company and Philip H. Moïse (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on June 15, 2011).

10.9*	Employment Agreement dated December 13, 2010 between the Company and Patrick Waddy, as amended December 30, 2010.

10.11*
Amended and Restated Employment Agreement by and between the Company and Richard A. Flynt, effective June 10, 2011 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2011).

10.12*
Amended and Restated Employment Agreement, dated June 10, 2011, by and between the Company and Dr. Gioacchino De Chirico (incorporated by reference to Exhibit (e)(21) to Immucor, Inc.’s Solicitation Recommendation Statement on Schedule 14D-9 filed on July 15, 2011).

10.13*	Employment Agreement by and between the Company and Joshua H. Levine, effective June 10, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2011).

10.14
Form of Management Stockholders’ Agreement, by and among the Company, Holdings and the Managers and Investors named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.15	2012 Key Employee Severance Plan.

10.16	Settlement Agreement for In Re: Blood Reagents Antitrust Litigation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on January 13, 2012).

21**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Summary of Lawsuits (incorporated by reference to Exhibit 99.1 to Immucor, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed on July 23, 2010).

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.

By:	/s/ William A. Hawkins
William Hawkins, President and Chief Executive Officer
(Principal Executive Officer)
July 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Hawkins
William A. Hawkins, President and Chief Executive Officer

July 27, 2012

/s/ Dominique Petitgenet
Dominique Petitgenet, Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
July 27, 2012

/s/ Jeffrey K. Rhodes
Jeffrey K. Rhodes, Director
July 27, 2012

Todd B. Sisitsky, Director

EXHIBIT INDEX

Number         Description

10.9	Employment Agreement dated December 13, 2010 between the Company and Patrick Waddy, as amended December 30, 2010.

10.15	2012 Key Employee Severance Plan.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.