Form 10-Q
period 2012-08-31
IMMUCOR INC
filed 2012-10-10
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:   August 31, 2012
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
As of September 30, 2012: Common Stock, $0.00 Par Value – 100

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of August 31, 2012 (unaudited) and as of May 31, 2012

Unaudited Condensed Consolidated Statements of Operations for the three months ended August 31, 2012 and for the period August 20, 2011 to August 31, 2011 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2012 and for the period August 20, 2011 to August 31, 2011 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and for the period August 20, 2011 to August 31, 2011 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.     OTHER INFORMATION

Item 1.             Legal Proceedings

Item 1A.          Risk Factors

Item 5.             Other Information

Item 6.             Exhibits

  SIGNATURES

ITEM 1. Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,143	$18,578
Trade accounts receivable, net of allowance for doubtful accounts of $744 and $612 at August 31, 2012 and May 31, 2012, respectively	60,522	66,392
Inventories	35,139	33,370
Deferred income tax assets, current portion	5,646	5,489
Prepaid expenses and other current assets	11,149	11,738
Total current assets	130,599	135,567

PROPERTY AND EQUIPMENT, Net	64,320	64,662
GOODWILL	967,892	966,338
INTANGIBLE ASSETS, Net	724,070	735,522
DEFERRED FINANCING COSTS, Net	36,121	38,769
OTHER ASSETS	8,303	8,295
Total assets	$1,931,305	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,698	$12,734
Accrued expenses and other current liabilities	18,999	41,356
Income taxes payable	3,430	3,654
Deferred revenue, current portion	2,888	2,606
Current portion of long-term debt, net of debt discounts	20,152	3,922
Total current liabilities	59,167	64,272

LONG-TERM DEBT, Net of debt discounts	987,972	986,361
DEFERRED REVENUE	382	431
DEFERRED INCOME TAX LIABILITIES	237,667	245,496
OTHER LONG-TERM LIABILITIES	15,618	15,215
Total liabilities	1,300,806	1,311,775
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of August 31, 2012 and May 31, 2012	-	-
Additional paid-in capital	707,500	706,986
Accumulated deficit	(60,500)	(49,865)
Accumulated other comprehensive loss	(16,501)	(19,743)
Total shareholders' equity	630,499	637,378
Total liabilities and shareholders' equity	$1,931,305	$1,949,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011

NET SALES	$85,154	$11,390	$74,910
COST OF SALES (exclusive of amortization shown separately below)	27,101	7,156	22,955
GROSS MARGIN	58,053	4,234	51,955

OPERATING EXPENSES:
Research and development	4,885	623	4,895
Selling and marketing	12,221	1,112	10,510
Distribution	4,508	649	3,952
General and administrative	10,116	754	38,175
Amortization expense	12,381	1,648	931
Total operating expenses	44,111	4,786	58,463

INCOME (LOSS) FROM OPERATIONS	13,942	(552)	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	3	-	142
Interest expense	(24,488)	(3,393)	-
Loss on extinguishment of debt	(6,686)	-	-
Other, net	120	(11)	2,673
Total non-operating (expense) income	(31,051)	(3,404)	2,815

LOSS BEFORE INCOME TAXES	(17,109)	(3,956)	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,474)	(1,514)	2,681
NET LOSS	$(10,635)	$(2,442)	$(6,374)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 through August 31, 2011	June 1, 2011 through August 19, 2011

NET LOSS	$(10,635)	$(2,442)	$(6,374)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	3,495	167	(2,153)
Cash flow hedges, net of tax	(253)	(352)	-
OTHER COMPREHENSIVE INCOME (LOSS)	3,242	(185)	(2,153)

COMPREHENSIVE LOSS	$(7,393)	$(2,627)	$(8,527)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011
OPERATING ACTIVITIES:
Net loss	$(10,635)	$(2,442)	$(6,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,282	2,038	4,321
Non-cash interest expense	1,869	224	-
Loss on retirement of fixed assets	131	-	135
Loss on extinguishment of debt	6,686	-	-
Provision for doubtful accounts	132	12	185
Share-based compensation expense	514	-	16,233
Deferred income taxes	(7,992)	(1,234)	(3,974)
Changes in operating assets and liabilities:
Accounts receivable, trade	6,367	(817)	(3,938)
Income taxes	(86)	(382)	3,317
Inventories	(3,524)	2,663	(3,242)
Other assets	359	(645)	6,459
Accounts payable	926	2,935	(4,023)
Deferred revenue	198	(173)	(920)
Accrued expenses and other liabilities	(22,471)	(15,292)	17,409
Cash (used in) provided by operating activities	(10,244)	(13,113)	25,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,167)	(907)	(2,265)
Acquisition of Immucor, Inc.	-	(1,939,387)	-
Cash used in investing activities	(2,167)	(1,940,294)	(2,265)

FINANCING ACTIVITIES:
Proceeds from long-term debt	142,147	991,406	-
Proceeds from capital contributions, net of costs	-	698,776	-
Payment of debt issuance costs	(2,528)	(34,618)	-
Repayments of long-term debt	(143,684)	-	-
Proceeds from revolving credit facility	24,000	-	-
Repayments of revolving credit facility	(8,000)	-	-
Repurchase of common stock	-	-	(458)
Proceeds from exercise of stock options	-	-	524
Cash provided by financing activities	11,935	1,655,564	66

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	41	14	(3,029)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(435)	(297,829)	20,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,578	322,963	302,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,143	$25,134	$322,963

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$1,511	$-	$3,414
Interest paid	40,381	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	2,025	315	1,618
Exchange of debt instruments due to debt amendment	468,241	-	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor” and, together with its wholly owned subsidiaries, the “Company”) develops, manufactures and sells a complete line of reagents and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood for the purpose of blood transfusion. The Company distributes its products globally through both direct affiliate offices and third-party distribution arrangements.

Basis of Presentation

The Company was acquired on August 19, 2011 through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. which was formed by investment funds affiliated with TPG Capital, L.P. (“TPG Capital”). The acquisition was accomplished through a merger of the Merger Sub with and into Immucor, with Immucor being the surviving company (the “Acquisition”). As a result of the merger, Immucor became a wholly owned subsidiary of Parent. Prior to August 19, 2011, Immucor operated as a public company with common stock traded on the NASDAQ Stock Market.

Immucor continued as the same legal entity after the Acquisition.  However, a new accounting basis was established upon treating the merger as a business combination. The accompanying unaudited condensed consolidated statements of operations, comprehensive loss, and cash flows are presented for the quarter ended August 31, 2012 and the quarter ended August 31, 2011, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to August 31, 2011), which relate to the period preceding the Acquisition and the period succeeding the Acquisition during the prior fiscal year. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for the year ending May 31, 2013, or any other period.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been recorded in the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2012, included in the Company’s Annual Report on Form 10-K filed on July 27, 2012.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     ACQUISITION

The Company was acquired on August 19, 2011 (the “Acquisition Date”) through the Acquisition described in Note 1.

The Acquisition has been accounted for as a business combination. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Acquisition. Transaction costs paid at closing totaled $88.3 million and include $42.5 million that was capitalized as deferred financing costs and $16.9 million which was incurred by the Company and included in general and administrative expense in the Predecessor fiscal 2012 period. The remaining $28.9 million was incurred by the Parent but paid by the Company out of equity proceeds. These costs have been reflected on the balance sheet as a reduction of the capital contribution from the Parent. In addition, the Company paid $2.0 million of transaction costs prior to closing that is also included in general and administrative expense in the Predecessor fiscal 2012 period.

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

Existing technologies relate to the serology instrument platforms (Galileo, NEO, and Echo); the Company’s proprietary Capture reagent technology; and the molecular immunohematology technology.

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

	Quarter Ended
	August 31, 2012	August 31, 2011
	(in thousands)	(in thousands)

Revenue	$85,154	$86,300
Net loss	$(10,635)	$(7,935)

3.     RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a management services agreement with TPG Capital pursuant to which TPG Capital received on the closing date an aggregate transaction fee of $18 million in cash, of which $8.0 million was capitalized as deferred financing costs related to the commercial banking services that TPG Capital provided in conjunction with negotiating the debt arrangements. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, TPG Capital will receive an aggregate annual monitoring fee of $3.0 million that is prepaid quarterly. In the quarter ended August 31, 2012, $1.1 million was recorded for monitoring fees and expenses and is included in general and administrative expenses in the consolidated statement of operations. During the Successor fiscal 2012 period, approximately $0.2 million was recorded for monitoring fees and expenses and is included in general and administrative expenses in the consolidated statement of operations.

4.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). In relation to the Acquisition on August 19, 2011, a fair value adjustment of $24.4 million increased inventory to net realizable value, which was greater than replacement cost.  All of the fair value adjustment was expensed through cost of sales in the Successor fiscal 2012 period and inventories are again stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves.

	August 31, 2012	May 31, 2012
	(in thousands)	(in thousands)

Raw materials and supplies	$9,959	$10,228
Work in process	3,410	3,550
Finished goods	21,770	19,592
	$35,139	$33,370

5.     GOODWILL

		Successor

	August 31, 2012	May 31, 2012
	(in thousands)	(in thousands)
Balance at beginning of period	$966,338	$-
Additions:
Acquisition of Immucor, Inc.	-	972,295
Foreign currency translation adjustment	1,554	(5,957)
Balance at end of period	$967,892	$966,338

6.     INTANGIBLE ASSETS

		August 31, 2012			May 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Customer relationships	20 yrs	$450,692	$(23,474)	$427,218	$449,665	$(17,799)	$431,866
Existing technology / trade names	11 yrs	266,000	(25,167)	240,833	266,000	(19,076)	246,924
Corporate trade name	15 yrs	40,000	(2,754)	37,246	40,000	(2,088)	37,912
Below market leasehold interests	5 yrs	860	(178)	682	860	(135)	725
Deferred licensing costs	6 yrs	99	(8)	91	99	(4)	95
Total amortizable assets		757,651	(51,581)	706,070	756,624	(39,102)	717,522

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	18,000	-	18,000
Total non-amortizable assets		18,000	-	18,000	18,000	-	18,000

Intangible assets, net		$775,651	$(51,581)	$724,070	$774,624	$(39,102)	$735,522

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization of intangible assets was $12.4 million for the quarter ended August 31, 2012, $1.6 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period.

The following table presents an estimate of amortization expense for each of the next five fiscal years and thereafter (in thousands):

Year Ending May 31:
2013	$47,471
2014	47,471
2015	47,471
2016	47,471
2017	47,180
Thereafter	469,006
$706,070

7.     DEFERRED FINANCING COSTS

Changes in deferred financing costs for the quarter ended August 31, 2012 were as follows (in thousands):

August 31, 2012

Balance at beginning of period	$38,769
Debt issuance costs (See Note 8)	2,528
Loss on extinguishment of debt	(3,953)
Amortization	(1,223)
Balance at end of period	$36,121

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Credit Facility which uses the straight line method.

8.     LONG-TERM DEBT

Long-term debt consists of the following:

	August 31, 2012	May 31, 2012
	(in thousands)	(in thousands)

Term Loan Facility, net of $13,551 and $16,821 debt discounts, respectively (1)	$596,837	$595,104
Revolving Facility	16,000	-
Notes, net of $4,713 and $4,821 debt discounts, respectively	395,287	395,179
	1,008,124	990,283
Less current portion	(20,152)	(3,922)
Long-term debt, net of current portion	$987,972	$986,361

(1) $2,733 of the decrease in debt discounts was included in loss on debt extinguishment.

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615.0 million senior secured term loan facility with Term B Loans (the “Original Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Original Term Loan Facility, the “Original Senior Credit Facilities”) with certain lenders, Citibank, N.A., as administrative agent and collateral agent and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the administrative agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

On August 21, 2012, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities by entering into Amendment No. 1 (the “Amendment”) to the credit agreement. The Amendment replaced the existing Term B Loans with a new class of Term B-1 Loans in an aggregate principal amount of $610.4 million (the “Term Loan Facility”). The Term B-1 Loans mature on August 19, 2018.  The Amendment also extended the maturity date of the Revolving Facility to August 19, 2017. The Term Loan Facility together with the Revolving Facility is referred to as the “Senior Credit Facilities.”

As a result of the Amendment, the Company recognized a $6.7 million loss on debt extinguishment with regards to certain portions of the deferred financing costs ($4.0 million) and original issuance discount (“OID”) ($2.7 million) related to the Original Term Loan Facility.  The Amendment had no significant impact related to the Revolving Facility, as there was no change in the lenders or a decrease in the Revolving Facility borrowing capacity.  In addition, the Company capitalized $2.5 million of debt issuance costs associated with the Amendment as Deferred Financing Costs.

The credit agreement, as amended, governing the Senior Credit Facilities provides that, subject to certain conditions, the Company may request additional tranches of term loans and/or increase commitments under the Revolving Facility and/or the Term Loan Facility and/or add one or more incremental revolving credit facility tranches (provided there are no more than three such tranches with different maturity dates outstanding at any time) in an aggregate amount not to exceed (a) $150.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a senior secured first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the amended principal amount of loans under the Term Loan Facility, or $1.5 million, with the balance due and payable on August 19, 2018. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is currently 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the term loan was 5.75% as of August 31, 2012.  At August 31, 2012, there were $16.0 million of borrowings under the Revolving Facility at an average interest rate of 5.90% and no outstanding letters of credit.

Prior to the Amendment, the interest rate on the Original Term Loan Facility had a LIBOR floor of 1.50% and the applicable margin was 5.75%.  The Revolving Facility’s interest rates had an applicable margin of 4.75% with respect to base rate loans and 5.75% with respect to LIBOR loans.  The interest rate on the Original Term Loan Facility for all periods prior to the effective date of the Amendment was 7.25%.

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

In addition, the credit agreement as amended governing the Senior Credit Facilities requires the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant of 5.25 to 1.00, to be tested on the last day of each fiscal quarter. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including upon change of control and a cross-default to any other indebtedness with an aggregate principal amount of $20 million or more. If an event of default occurs under the Senior Credit Facilities, the lenders may declare all amounts outstanding under the Senior Credit Facilities immediately due and payable. In such event, the lenders may exercise any rights and remedies they may have by law or agreement, including the ability to cause all or any part of the collateral securing the Senior Credit Facilities to be sold.

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

The Company is not aware of any violations of the covenants pursuant to the terms of the Indenture or the credit agreement, as amended, governing the Senior Credit Facilities.

Future Commitments

Debt principal repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2013	$20,578
2014	6,104
2015	6,104
2016	6,104
2017	6,104
Thereafter	981,394
$1,026,388

Interest Expense

The significant components of interest expense are as follows (in thousands):

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011

Term loan facility, including OID amortization	$11,578	$1,643	$-
Interest rate swaps	267	-	-
Notes, including OID amortization	11,233	1,613	-
Revolving credit facility fees	187	-	-
Amortization of deferred financing costs	1,223	137	-
Interest expense	$24,488	$3,393	$-

9.     DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In August 2011, during the Successor Period, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $320 million related to a portion of the Company’s floating rate indebtedness. The purpose of entering into these swaps was to eliminate all but small movements (due to possible differences in reset timing between the swap and the debt) in future debt interest payments. The objective of these swaps was to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company’s strategy is to use a pay fixed receive floating swap to convert the current or any replacement floating rate credit facility where LIBOR is consistently applied into a USD fixed rate obligation.  The only variable piece remaining is the difference in actual reset date when the swap and debt are not lined up. Consistent with the terms of the Original Term Loan Facility, these swaps included a LIBOR floor of 1.50%. These swap agreements, effective in August 2011, hedged a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016. As a result of entering into the swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at a weighted average rate of 1.80% through September 28, 2012.

In August 2012, the Company amended the interest rate swap agreements noted above effective on September 28, 2012.  The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility.  Consistent with the terms of the Company’s Term Loan Facility, these amended swaps include a LIBOR floor of 1.25%.  These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016.  As a result of the amended swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness will be fixed at 1.59% after September 28, 2012.

As a result of the amended swaps, the Company evaluated these swap agreements and determined that the amended swaps qualified for hedge accounting treatment.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2). A summary of the recorded liabilities included in the condensed consolidated balance sheet is as follows:

	August 31, 2012	May 31, 2012
	(in thousands)	(in thousands)

Interest rate swaps (included in other liabilities)	$(2,559)	$(2,198)

10.   FAIR VALUE

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

		Fair Value at Reporting Date Using
Description	August 31, 2012	Level 1	Level 2	Level 3
	(in thousands)	(in thousands)
Derivatives
Interest rate swaps (included in other liabilities)	$(2,559)	$-	$(2,559)	$-

		Fair Value at Reporting Date Using
Description	May 31, 2012	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other liabilities)	$(2,198)	$-	$(2,198)	$-

The Level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair values of the Notes and the Term Loan Facility are estimated to be $449.0 million and $610.4 million, respectively, at August 31, 2012 based on recent trades of these debt instruments.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.

11.   COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of August 31, 2012 and May 31, 2012 are as follows (in thousands):

	August 31, 2012	May 31, 2012

Foreign currency translation adjustment	$(14,890)	$(18,385)
Cash flow hedge, net of tax	(1,611)	(1,358)
Accumulated other comprehensive loss	$(16,501)	$(19,743)

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

A maximum of 514,631 shares of stock may be delivered in satisfaction of, or may underlie, awards under the Plan. Stock option awards are granted with either time based vesting or performance based vesting.  The time-vested options typically vest over a five year period (20% per year).  The performance-vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not have a contractual term.  Upon vesting, restricted stock units are settled in shares of Holding’s common stock.

Valuation method used and assumptions

The Company estimates the fair value of stock options and stock appreciation rights using a Monte Carlo simulation approach. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity value, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of options and stock appreciation rights at the grant date using the following weighted average assumptions:

Quarter
Ended August 31, 2012
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

Stock options

Service vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the service vested options was as follows for the period ended August 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2012	139,779	$100.00
Granted	5,000	100.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at August 31, 2012	144,779	$100.00	9.4	$-

Exercisable at August 31, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the period ended August 31, 2012 was $27.73.

As of August 31, 2012, there was $3.2 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.0 years.

Performance vested options

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable.  Management reassesses at each reporting date whether satisfaction of the performance condition is probable.  If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.  As of August 31, 2012, management believes the achievement of the performance conditions related to the performance based stock options is probable.  Accordingly, the Company has recognized expense on these awards.  Activity for the performance based options was as follows for the period ended August 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2012	135,779	$100.00
Granted	5,000	$100.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at August 31, 2012	140,779	$100.00	9.4	$-

Exercisable at August 31, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the period ended August 31, 2012 was $20.59.

As of August 31, 2012, there was $2.5 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 4.0 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in nonvested restricted stock units for the period ended August 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2012	2,100	$78.64
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested stock outstanding at August 31, 2012	2,100	$78.64

As of August 31, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.3 years.

Stock appreciation rights

The stock appreciation rights that have been awarded are performance-based, cash-settled awards, which require liability treatment.  The performance condition linked to vesting of these awards is a liquidity event.  As of August 31, 2012, management has determined that the satisfaction of that performance condition is not considered probable.  Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the period ended August 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2012	87,000	$20.59
Granted	15,900	20.59
Vested	-	-
Forfeited	(4,200)	20.59
Stock appreciation rights outstanding at August 31, 2012	98,700	$20.59

As of August 31, 2012, the fair value of the liability relating to cash-settled stock appreciation rights was $2.0 million.

Shares available for future grants

As of August 31, 2012, a total of 128,273 shares were available for future grants.

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

Compensation expense of successor and predecessor

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

A summary of share-based compensation recorded in the consolidated statements of operations for the quarter ended August 31, 2012 and the Successor and Predecessor periods in the prior year is as follows (in thousands):

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011

Share-based compensation	$514	$-	$16,233
Tax benefit	(194)	-	(5,682)
Share-based compensation, net	$320	$-	$10,551

13.   INCOME TAXES

As a result of the Acquisition, the Company had a short tax year that coincided with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that are expected to be reported on the short period return ending August 19, 2011. For fiscal 2013 and the Successor fiscal 2012 period, the Company estimated its annual effective rate based on projected taxable income for the remainder of the year, adjusting as necessary for discrete events occurring in a particular period. The effective tax rate is applied to pre-tax book income to arrive at a tax provision for the period.

The effective tax rate for the 2013 period, the Successor 2012 period, and the Predecessor 2012 period was 37.8%, 38.3% and (72.6)%, respectively.  The difference between the federal statutory rate and the effective tax rate for the 2013 period was primarily due to lower foreign income tax rates and discrete tax items recognized during the quarter. The difference between the federal statutory rate and the effective tax rate for the 79 day period ending August 19, 2011 (the Predecessor fiscal 2012 period) primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accounting for the Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities are offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. Net deferred tax liabilities total $232.0 million at August 31, 2012.

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

14.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized around geographic areas. The foreign locations principally function as distributors of products primarily developed and manufactured by the Company in North America. The accounting policies applied in the preparation of the Company’s consolidated financial statements are applied consistently across all segments. Intersegment sales are recorded at market price and are eliminated in consolidation.

Net sales by product group, segment information and net export sales for the three months ended  August 31, 2012 and information for the three months ended August 31, 2011, separated into Predecessor and Successor periods is summarized below (in thousands):

Net Sales

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011

Sales by product group
Traditional reagents	$47,047	$6,296	$42,936
Capture reagents	24,313	3,254	21,239
Instruments	12,210	1,619	9,457
Molecular immunohematology	1,584	221	1,278
Net sales	$85,154	$11,390	$74,910

Segment Information for the Quarter

	For the Quarter Ended August 31, 2012
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$59,547	$16,331	$9,276	$-	$85,154
Affiliates	6,399	3,872	126	(10,397)	-
Net Sales	$65,946	$20,203	$9,402	$(10,397)	$85,154

Income from operations	$9,966	$2,398	$1,578	$-	$13,942
Goodwill	910,171	33,621	24,100	-	967,892
Intangible assets	680,757	29,219	14,094	-	724,070
Total assets at period end	1,993,077	133,883	56,121	(251,776)	1,931,305

	Successor
	August 20, 2011 through August 31, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$7,530	$2,693	$1,167	$-	$11,390
Affiliates	375	510	-	(885)	-
Net Sales	$7,905	$3,203	$1,167	$(885)	$11,390

(Loss) Income from operations	$(818)	$231	$35	$-	$(552)
Goodwill	696,600	163,588	115,184	-	975,372
Intangible assets	683,374	49,830	45,152	-	778,356
Total assets at period end	2,024,731	304,368	178,619	(493,849)	2,013,869

	Predecessor
	June 1, 2011 through August 19, 2011
	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

(Loss) income from operations	$(10,298)	$1,619	$2,171	$-	$(6,508)
Goodwill	70,946	7,239	15,880	-	94,065
Intangible assets	45,871	1,139	6,592	-	53,602
Total assets at period end	732,603	92,440	39,199	(211,847)	652,395

 Net Export Sales

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011

United States	$3,541	$158	$1,417
Europe	1,462	219	964
Other	828	59	526
Total net export sales	$5,831	$436	$2,907

15.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

The Company has outstanding certain indebtedness that is guaranteed by its U.S. subsidiary. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiary is wholly owned and the guarantee is made on a joint and several basis and is full and unconditional. Separate consolidated financial statements of the guarantor subsidiary have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company is as follows:

Balance Sheets
IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
August 31, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,871	$-	$16,379	$(107)	$18,143
Accounts receivable, net	27,357	596	32,569	-	60,522
Intercompany receivable	46,354	10	4,011	(50,375)	-
Inventories	22,685	1,791	10,663	-	35,139
Deferred income tax assets, current portion	4,168	531	947	-	5,646
Prepaid expenses and other current assets	5,916	31,306	4,536	(30,609)	11,149
Total current assets	108,351	34,234	69,105	(81,091)	130,599

PROPERTY AND EQUIPMENT, Net	43,521	2,058	18,741	-	64,320
INVESTMENT IN SUBSIDIARIES	167,680	-	4	(167,684)	-
GOODWILL	903,512	6,659	57,721	-	967,892
INTANGIBLE ASSETS, Net	670,373	10,384	43,313	-	724,070
DEFERRED FINANCING COSTS	36,121	-	-	-	36,121
OTHER ASSETS	7,815	6,269	382	(6,163)	8,303
Total assets	$1,937,373	$59,604	$189,266	$(254,938)	$1,931,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,568	$1,750	$2,380	$-	$13,698
Intercompany payable	644	42,180	7,551	(50,375)	-
Accrued expenses and other current liabilities	10,128	1,086	7,892	(107)	18,999
Income taxes payable	30,723	-	3,316	(30,609)	3,430
Deferred revenue, current portion	1,437	20	1,431	-	2,888
Current portion of long term debt, net of debt discounts	20,152	-	-	-	20,152
Total current liabilities	72,652	45,036	22,570	(81,091)	59,167

LONG TERM DEBT, NET OF DEBT DISCOUNTS	987,972	-	-	-	987,972
DEFERRED REVENUE	349	-	33	-	382
DEFERRED INCOME TAX LIABILITIES	231,415	-	12,415	(6,163)	237,667
OTHER LONG-TERM LIABILITIES	14,486	-	1,132	-	15,618
Total liabilities	1,306,874	45,036	36,150	(87,254)	1,300,806
SHAREHOLDERS' EQUITY:
Total shareholders' equity	630,499	14,568	153,116	(167,684)	630,499
Total liabilities and shareholders' equity	$1,937,373	$59,604	$189,266	$(254,938)	$1,931,305

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2012

(in thousands)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,093	$-	$10,629	$(144)	$18,578
Accounts receivable, net	27,542	489	38,361	-	66,392
Intercompany receivable	46,856	23	7,610	(54,489)	-
Inventories	21,697	1,438	10,235	-	33,370
Deferred income tax assets, current portion	4,168	531	790	-	5,489
Prepaid expenses and other current assets	6,336	31,227	4,784	(30,609)	11,738
Total current assets	114,692	33,708	72,409	(85,242)	135,567

PROPERTY AND EQUIPMENT, Net	44,103	1,407	19,152	-	64,662
INVESTMENT IN SUBSIDIARIES	162,895	-	4	(162,899)	-
GOODWILL	903,512	6,659	56,167	-	966,338
INTANGIBLE ASSETS, Net	682,187	10,438	42,897	-	735,522
DEFERRED FINANCING COSTS	38,769	-	-	-	38,769
OTHER ASSETS	7,817	5,558	370	(5,450)	8,295
Total assets	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,816	$1,145	$1,773	$-	$12,734
Intercompany payable	190	39,177	15,122	(54,489)	-
Accrued expenses and other current liabilities	31,250	1,421	8,829	(144)	41,356
Income taxes payable	30,719	-	3,544	(30,609)	3,654
Deferred revenue, current portion	1,270	20	1,316	-	2,606
Current portion of long term debt, net of debt discounts	3,922	-	-	-	3,922
Total current liabilities	77,167	41,763	30,584	(85,242)	64,272

LONG TERM DEBT, NET OF DEBT DISCOUNTS	986,361	-	-	-	986,361
DEFERRED REVENUE	391	-	40	-	431
DEFERRED INCOME TAX LIABILITIES	238,582	-	12,364	(5,450)	245,496
OTHER LONG-TERM LIABILITIES	14,096	-	1,119	-	15,215
Total liabilities	1,316,597	41,763	44,107	(90,692)	1,311,775
SHAREHOLDERS' EQUITY:
Total shareholders' equity	637,378	16,007	146,892	(162,899)	637,378
Total liabilities and shareholders' equity	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

Statements of Operations for the Quarter
IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended August 31, 2012

(in thousands)
(Unaudited)
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$64,505	$1,441	$29,605	$(10,397)	$85,154
COST OF SALES (exclusive of amortization shown separately below)	20,027	917	16,554	(10,397)	27,101
GROSS MARGIN	44,478	524	13,051	-	58,053

OPERATING EXPENSES:
Research and development	3,208	1,643	34	-	4,885
Selling and marketing	6,958	460	4,803	-	12,221
Distribution	2,875	43	1,590	-	4,508
General and administrative	7,550	474	2,092	-	10,116
Amortization of intangibles	11,771	54	556	-	12,381
Total operating expenses	32,362	2,674	9,075	-	44,111

INCOME (LOSS) FROM OPERATIONS	12,116	(2,150)	3,976	-	13,942

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	11	(8)	3
Interest expense	(24,488)	-	(8)	8	(24,488)
Loss on extinguishment of debt	(6,686)	-	-	-	(6,686)
Other, net	(23)	-	143	-	120
Total non-operating income (expense)	(31,197)	-	146	-	(31,051)

(LOSS) INCOME BEFORE INCOME TAXES	(19,081)	(2,150)	4,122	-	(17,109)
(BENEFIT) PROVISION FOR INCOME TAXES	(7,085)	(712)	1,323	-	(6,474)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,996)	(1,438)	2,799	-	(10,635)
Net Income (Loss) of consolidated subsidiaries	1,361	-	-	(1,361)	-
NET (LOSS) INCOME	$(10,635)	$(1,438)	$2,799	$(1,361)	$(10,635)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through August 31, 2011

(in thousands)
(Unaudited)
	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$7,720	$185	$4,370	$(885)	$11,390
COST OF SALES (exclusive of amortization shown separately below)	4,835	226	2,980	(885)	7,156
GROSS MARGIN	2,885	(41)	1,390	-	4,234

OPERATING EXPENSES:
Research and development	287	331	5	-	623
Selling and marketing	577	67	468	-	1,112
Distribution	399	3	247	-	649
General and administrative	455	57	242	-	754
Amortization of intangibles	1,480	6	162	-	1,648
Total operating expenses	3,198	464	1,124	-	4,786

INCOME (LOSS) FROM OPERATIONS	(313)	(505)	266	-	(552)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	11	(11)	-
Interest expense	(3,401)	-	(3)	11	(3,393)
Other, net	-	-	(11)	-	(11)
Total non-operating income (expense)	(3,401)	-	(3)	-	(3,404)

INCOME (LOSS) BEFORE INCOME TAXES	(3,714)	(505)	263	-	(3,956)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,313)	(177)	(24)	-	(1,514)
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(2,401)	(328)	287	-	(2,442)
Net Income (Loss) of consolidated subsidiaries	(41)	-	-	41	-
NET (LOSS) INCOME	$(2,442)	$(328)	$287	$41	$(2,442)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
June 1, 2011 through August 19, 2011

(in thousands)
(Unaudited)

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

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Quarter Ended August 31, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(16,702)	$880	$5,501	$77	$(10,244)
Net cash provided by (used in) investing activities	(1,454)	(736)	23	$-	(2,167)
Net cash provided by financing activities	11,934	-	-	$-	11,934
Effect of exchange rate changes on cash and cash equivalents	-	-	226	$(184)	42
Increase (decrease) in cash and cash equivalents	(6,222)	144	5,750	(107)	(435)
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$1,871	$-	$16,379	(107)	$18,143

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
August 20, 2011 through August 31, 2011

(in thousands)
(Unaudited)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Net cash provided by (used in) operating activities	$(11,908)	$(7)	$(1,198)	$-	$(13,113)
Net cash used in investing activities	(1,940,133)	(15)	(146)	-	(1,940,294)
Net cash provided by financing activities	1,655,564	-	-	-	1,655,564
Effect of exchange rate changes on cash and cash equivalents	-	-	14	$-	14
Increase (decrease) in cash and cash equivalents	(296,477)	(22)	(1,330)	-	(297,829)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$17,827	$(111)	$7,418	$-	$25,134

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
June 1, 2011 through August 19, 2011

(in thousands)
(Unaudited)

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

16.   COMMITMENTS AND CONTINGENCIES

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

Beginning in May 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging that the defendants conspired to fix prices at which blood reagents are sold, asserting claims under Section 1 of the Sherman Act, and seeking declaratory and injunctive relief, treble damages, costs, and attorneys’ fees. All of these actions make substantially the same allegations, and were consolidated in the U.S. District Court for the Eastern District of Pennsylvania.  In January 2012, Immucor entered into a settlement agreement with the plaintiff class representatives in these actions pursuant to which the Company paid $22.0 million into a qualified settlement trust fund in April 2012.  In September 2012 the Court granted final approval of the settlement.  Under the settlement agreement, all potential class members released the Company from the direct purchaser claims related to the products and acts enumerated in the lawsuits, and the Company was dismissed from the case with prejudice. The $22.0 million is reflected in “certain litigation expenses” on our consolidated statements of operations for the fiscal year ended May 31, 2012.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009.  The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. In June 2011, the Court dismissed the complaint and closed the case.  In September 2011 plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The plaintiffs’ appeal has been stayed pending settlement of the case.  The Company intends to defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

17.   RECENT ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2013

Effective for the interim periods and year ending May 31, 2013, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of operations and comprehensive income or in two separate but consecutive statements. The Company elected to present two separate but consecutive statements.

Additionally, effective for the year ending May 31, 2013, the Company adopted the FASB ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed.

The adoption of these standards had no impact on our consolidated financial position other than the change in financial statement presentation.

Not yet adopted by the Company

In December 2011, the FASB issued No. ASU 2011-11:  Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position.  ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014.  Retrospective application is required for all comparative periods presented.  The adoption of ASU 2011-11 is not expected have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the quarter ended August 31, 2012 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the outcome of the administrative action received from the Food and Drug Administration;
•	the failure of customers to efficiently integrate our instruments into their blood banking operations;
•	increased competition;
•	product development and regulatory obstacles;
•	the inability to hire and retain, and the unexpected loss of, key managers;
•	the outcome of any legal claims or regulatory investigations;
•	general economic conditions; and
•	other factors discussed in this report, particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012 as filed with the SEC on July 27, 2012.

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S., the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S., the Patient Protection and Affordable Care Act was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed, delivered and paid.  Included in the legislation is a 2.3% excise tax on the sale of medical devices beginning in January 2013.

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

Lower Industry Demand in the U.S. Market – We continue to believe the U.S. market is experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. Blood demand continued to decline in fiscal 2012 although at a much lower rate than the prior two fiscal years.

Performance – We have presented the results of operations and cash flows separately for the period for the three months ended August 31, 2012, the period from August 20, 2011 to August 31, 2011  (the Successor fiscal 2012 period), and the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period).  We have prepared our discussion and analysis of the results of operations and cash flows by comparing the fiscal 2013 period (three months ended August 31, 2012)  with those combined results of the Successor and Predecessor fiscal 2012 periods (three months ended August 31, 2011). We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

FDA Administrative Action – In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (“NOIR”) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. During July 2012, the FDA conducted an inspection of our facilities.  During September 2012, we were notified by the FDA that while the July 2012 inspection disclosed that substantive corrections have been made, some deviations continue. The 2009 NOIR administrative action remains in effect.  The FDA stated that it will evaluate our overall compliance status at its next inspection.

Results of Operations

Comparison of Quarters Ended August 31, 2012 and August 31, 2011

		Successor	Predecessor	Change
	Three Months Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Net sales	$85,154	$11,390	$74,910	$(1,146)	-1%
Gross margin	58,053	4,234	51,955	1,864	3%
Gross margin percentage	68.2%	37.2%	69.4%
Operating expenses	44,111	4,786	58,463	(19,138)	-30%
Income (loss) from operations	13,942	(552)	(6,508)	21,002	-297%
Non-operating income (expense)	(31,051)	(3,404)	2,815	(30,462)	5172%
Loss income before income tax	(17,109)	(3,956)	(3,693)	(9,460)	124%
(Benefit) provision for income tax	(6,474)	(1,514)	2,681	(7,641)	-655%
Net loss income	$(10,635)	$(2,442)	$(6,374)	$(1,819)	21%

Revenue for the quarter ended August 31, 2012 was $85.2 million compared to $86.3 million in the combined Successor and Predecessor period ended August 31, 2011, a year-over-year decrease of $1.1 million. Exchange rate fluctuations in the quarter ended August 31, 2012 negatively impacted revenue by $2.6 million.

Consolidated gross margins were 68.2% in the quarter ended August 31, 2012 and were negatively impacted by exchange rate fluctuations.  Overall consolidated gross margins improved compared with the 65.1% in the combined Successor and Predecessor period ended August 31, 2011.  Gross margin in the prior year quarter included $2.4 million of additional costs related to the amortization of the fair value of inventory and $2.0 million of accelerated share-based compensation costs arising from the Acquisition of the Company, which negatively impacted gross margin.

Net Sales

		Successor	Predecessor	Change
	Three Months Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Traditional reagents	$47,047	$6,296	$42,936	$(2,185)	-4%
Capture reagents	24,313	3,254	21,239	(180)	-1%
Instruments	12,210	1,619	9,457	1,134	10%
Molecular immunohematology	1,584	221	1,278	85	6%
	$85,154	$11,390	$74,910	$(1,146)	-1%

Traditional reagent revenue for the quarter ended August 31, 2012 was $47.0 million compared to $49.2 million in the combined Successor and Predecessor period ended August 31, 2011.  The $2.2 million decrease in revenue was driven primarily by fluctuations in foreign currency exchange rates, and weaker industry demand in the U.S. market. Additionally, traditional reagent revenue is negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in traditional reagent revenue with a current customer. With our automation strategy, we expect this trend to continue.

Capture reagent revenue for the quarter ended August 31, 2012 was generally in line compared to the combined Successor and Predecessor period ended August 31, 2011.  While revenue in the quarter benefited from new instrument placements, revenue was negatively impacted by negative fluctuations in foreign currency exchange rates.  Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to increase as a percentage of our total revenue.

Instrument revenue for the quarter ended August 31, 2012 was $12.2 million compared to $11.1 million in the combined Successor and Predecessor period ended August 31, 2011.  The $1.1 million increase in revenue was primarily due to increased placements of instruments.

Molecular immunohematology revenue remained flat at $1.6 million and $1.5 million for the quarter ended August 31, 2012 and the combined Successor and Predecessor period ended August 31, 2011, respectively.

Operating Expenses

		Successor	Predecessor	Change
	Three Months Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)

Research and development	$4,885	$623	$4,895	$(633)	-11%
Selling and marketing	12,221	1,112	10,510	599	5%
Distribution	4,508	649	3,952	(93)	-2%
General and administrative	10,116	754	38,175	(28,813)	-74%
Amortization expense	12,381	1,648	931	9,802	380%
Total operating expenses	$44,111	$4,786	$58,463	$(19,138)	-30%

Research and development expenses were generally in line when comparing the quarter ended August 31, 2012 to combined Successor and Predecessor period ended August 31, 2011 after deducting the $0.9 million of compensation expense in the combined Successor and Predecessor period ended August 31, 2011 period, which related to the vesting of all share-based awards in conjunction with the Acquisition.

Selling and marketing expenses increased $0.6 million when comparing the quarter ended August 31, 2012 to the combined Successor and Predecessor period ended August 31, 2011.  The increase was primarily due to investments the Company is making in its commercial infrastructure.

Distribution expenses were generally in line when comparing the quarter ended August 31, 2012 to combined Successor and Predecessor period ended August 31, 2011.

General and administrative expenses decreased $28.8 million when comparing the quarter ended August 31, 2012 to the combined Successor and Predecessor period ended August 31, 2011.  The prior year periods included $26.8 million of transaction-related expenses, including acquisition costs, severance expenses, legal expenses as well as the monitoring fees and expenses pursuant to a management services agreement with TPG Capital.

Amortization expenses increased $9.8 million when comparing the quarter ended August 31, 2012 to the combined Successor and Predecessor period ended August 31, 2011 primarily due to amortizing intangible assets relating to the Acquisition.

Non-Operating Income (Expenses)

		Successor	Predecessor	Change
	Three Months Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Non-operating income (expense)	$(31,051)	$(3,404)	$2,815	$(30,462)	5172%

Non-operating expense increased $30.5 million when comparing the quarter ended August 31, 2012 to the combined Successor and Predecessor period ended August 31, 2011 primarily due to $24.5 million of interest expense related to the Company’s long-term debt issued at the time of the Acquisition and a $6.7 million loss on the restructuring of that debt (See Note 8).

Income Taxes

The effective tax rate for the 2013 period, the Successor 2012 period, and the Predecessor 2012 period was 37.8%, 38.3% and (72.6)%, respectively  The effective tax rate was lower primarily due to lower foreign income tax rates and discrete tax items recognized during the quarter.

Liquidity and Capital Resources

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20, 2011 Through August 31, 2011	June 1, 2011 Through August 19, 2011
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by (used in) operating activities	$(10,244)	$(13,113)	$25,588
Net cash used in investing activities	(2,167)	(1,940,294)	(2,265)
Net cash provided by financing activities	11,935	1,655,564	66
Effect of exchange rate changes on cash and cash equivalents	41	14	(3,029)
(Decrease) increase in cash and cash equivalents	$(435)	$(297,829)	$20,360

Our cash and cash equivalents were $18.1 million at August 31, 2012, as compared with $18.6 million at May 31, 2012.

Operating Activities – Net cash used in operating activities was $10.2 million for the three months ended August 31, 2012 compared with net cash provided by operating activities of $12.5 million for the three months ended August 31, 2011 (combined Successor and Predecessor periods).  Net cash used in operating activities for the quarter ended August 31, 2012 was driven by net loss of $10.6 million, changes in non-cash items providing net $18.6 million, and changes in operating assets and liabilities of $18.2 million generated primarily from increased interest payments net of improved cash collections due to a focus on accounts receivable.

Investing Activities – Net cash used in investing activities was $2.2 million for the three months ended August 31, 2012 compared with $1.9 billion used in the three months ended August 31, 2011 (combined Successor and Predecessor periods).  In the Successor period included in three months ended August 31, 2011,  $1.9 billion was used in the Acquisition.  Except as provided above, the purchase of property and equipment was the primary use of cash in both the three months ended August 31, 2012 ($2.2 million) and the three months ended August 31, 2011 ($3.2 million, combined Successor and Predecessor periods).

Financing Activities – Net cash provided by financing activities was $11.9 million for the three months ended August 31, 2012 compared with $1.7 billion provided in the three months ended August 31, 2011 (combined Successor and Predecessor periods).  During the three months ended August 31, 2012, we received net proceeds of $16.0 million from the Revolving Facility, and made payments of $1.5 million on the Term Loan Facility.  In addition, we made payments of $2.5 million for debt issuance expenses as part of the modification of the Original Senior Credit Facilities (See Note 8).  During the Successor period included in the three months ended August 31, 2011, we received $991.4 million in proceeds from long-term debt and $706.2 million in equity contributions, net of costs, related to the Acquisition.  Additionally, we paid $42.5 million of debt issuance costs.

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

Future Cash Requirements and Restrictions

In conjunction with the Acquisition, we entered into a senior credit facility, including a $615 million term loan facility and a $100 million revolving facility (the “Original Senior Credit Facility”).  We also issued notes with a principal amount of $400 million.  On August 21, 2012, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities by entering into Amendment No. 1 (the “Amendment”) to the credit agreement (the “Senior Credit Facility”). The Amendment replaced the existing Term B Loans with a new class of Term B-1 Loans in an aggregate principal amount of $610.4 million (the “Term Loan Facility”). The Term B-1 Loans mature on August 19, 2018.  The Amendment also extended the maturity date of the Revolving Facility to August 19, 2017.  There was an outstanding balance of $16.0 million under the Revolving Facility as of August 31, 2012.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility, or $1.5 million, with the balance due and payable on August 19, 2018. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility.

As a result of the Amendment, we anticipate annual savings in interest expense on the Term Loan Facility of $7.5 to $9.0 million.

Contractual obligations

The following table sets forth our contractual obligations and other commitments as of August 31, 2012:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$12,528	$2,579	$6,151	$3,397	$401
Purchase obligations	21,633	21,521	112	-	-
Senior Credit Facility (1) (2)	626,389	20,578	12,208	12,208	581,395
Notes (2)	400,000	-	-	-	400,000
Interest (3)	524,624	76,856	161,710	159,170	126,888
Total contractual cash obligations	$1,585,174	$121,534	$180,181	$174,775	$1,108,684

(1)	The Senior Credit Facility is comprised of the Term Loan Facility of $610.4 million and the Revolving Facility of $100.0 million.
(2)	Amounts shown do not include interest.
(3)
Interest on the Term Loan is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the loan agreement.  Interest on the Notes is computed using the stated interest rate.  Interest on the revolving credit facility is computed using a base rate and a LIBOR rate and is subject to a step down.  Interest on each swap is computed as the notional amount multiplied by the difference between the strike price and the floor.

In addition to the obligations in the table above, approximately $14.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.2 million.

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

Under our credit agreement, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured net debt divided by the total of the last twelve months adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. At August 31, 2012, our senior secured leverage ratio was 4.11.

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

Adjusted EBITDA for the three months ended August 31, 2012 and the three months ended August 31, 2011 (combined Successor and Predecessor periods) is calculated as follows:

		Successor	Predecessor
	Quarter Ended August 31, 2012	August 20,2011 Through August 31, 2011	June1, 2011 Through August 19, 2011
	(in thousands)	(in thousands)	(in thousands)
Net loss	$(10,635)	$(2,442)	$(6,374)
Interest expense (income), net	24,485	3,393	(142)
Income tax expense (benefit)	(6,474)	(1,514)	2,681
Depreciation and amortization*	16,724	2,143	4,264
EBITDA	$24,100	$1,580	$429

Adjustments to EBITDA:
Stock-based compensation (i)	514	-	16,233
Transaction costs and transaction related fees (ii)	-	-	18,863
Specified legal fees (iii)	58	-	-
Sponsor fee (iv)	1,132	-	-
Non-cash impact of purchase accounting (v)	1,410	-	-
Loss on extinguishment of debt (vi)	6,686	-	-
Certain non-recurring expenses and other (vi)	2,744	(189)	2,444
Adjusted EBITDA	$36,644	$1,391	$37,969

*Calculated at monthly average exchange rates.

i.	Represents non-cash stock-based compensation.

ii.	Related to legal, accounting and other costs related to the Acquisition.

iii.	Represents certain litigation-related professional expenses.

iv.	Represents management fees and other charges associated with a management services agreement with TPG Capital.

v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.

vi.	Represents non-recurring items not included in captions above.

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

•
Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using adjusted EBITDA as supplemental information.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K filed on July 27, 2012.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding the Company’s market risk position since the filing on July 27, 2012 of its Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7.A. Quantitative and Qualitative Disclosures About Market Risk for the fiscal year ended May 31, 2012, contained in the Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1.  Legal Proceedings

Except as reported in the next paragraph, there have been no material developments concerning any of the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.

As previously reported, in January 2012, the Company settled a series of class action lawsuits filed against the Company and Ortho-Clinical Diagnostics, Inc. which made certain allegations of violations of federal antitrust laws.  These cases were consolidated in the United States District Court for the Eastern District of Pennsylvania.  In September 2012, the Court granted final approval of the settlement and the Company was dismissed from the case with prejudice.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009. In June 2011, the Court dismissed the complaint and closed the case. In September 2011 plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The plaintiffs’ appeal has been stayed pending settlement of the case. The Company intends to defend the case vigorously if it is reinstated. At this time, the Company cannot reasonably assess the timing or outcome of this litigation or its effect, if any, on its business.

Other than as set forth above or as previously reported in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2012, as filed with the SEC on July 27, 2012. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 5. Other Information

On October 9, 2012, Philip H. Moïse, the Company’s Executive Vice President, General Counsel and Secretary, announced his retirement, which will become effective when the Company hires his replacement.

ITEM 6.  Exhibits

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 21, 2012, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 24, 2012).

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

IMMUCOR, INC.
(Registrant)

Date: October 10, 2012	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: October 10, 2012	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number                                                          Description

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 21, 2012, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 24, 2012).

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