Form 10-Q
period 2012-11-30
IMMUCOR INC
filed 2013-01-14
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2012

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

As of December 31, 2012: Common Stock, $0.00 Par Value – 100

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I.                FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets as of November 30, 2012 (unaudited) and as of May 31, 2012

Unaudited Consolidated Statements of Operations for the quarters ended November 30, 2012 and November 30, 2011

Unaudited Consolidated Statements of Operations for the six months ended November 30, 2012 and for the period August 20, 2011 to November 30, 2011 (Successor), and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Consolidated Statements of Comprehensive Loss for the quarters ended November 30, 2012 and November 30, 2011

Unaudited Consolidated Statements of Comprehensive Loss for the six months ended November 30, 2012 and for the period August 20, 2011 to November 30, 2011 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and for the period August 20, 2011 to November 30, 2011 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,013	$18,578
Trade accounts receivable, net of allowance for doubtful accounts of $628 and $612 at November 30, 2012 and May 31, 2012, respectively	60,731	66,392
Inventories	36,761	33,370
Deferred income tax assets, current portion	5,634	5,489
Prepaid expenses and other current assets	11,087	11,738
Total current assets	133,226	135,567

PROPERTY AND EQUIPMENT, Net	64,488	64,662
GOODWILL	968,521	966,338
INTANGIBLE ASSETS, Net	712,254	735,522
DEFERRED FINANCING COSTS, Net	34,955	38,769
OTHER ASSETS	8,340	8,295
Total assets	$1,921,784	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,328	$12,734
Accrued expenses and other current liabilities	37,116	41,356
Income taxes payable	3,762	3,654
Deferred revenue, current portion	2,476	2,606
Current portion of long-term debt, net of debt discounts	5,108	3,922
Total current liabilities	62,790	64,272

LONG-TERM DEBT, Net of debt discounts	987,070	986,361
DEFERRED REVENUE	335	431
DEFERRED INCOME TAX LIABILITIES	232,778	245,496
OTHER LONG-TERM LIABILITIES	15,923	15,215
Total liabilities	1,298,896	1,311,775
COMMITMENTS AND CONTINGENCIES (Note 17)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shres authorized, issued and outstanding as of November 30, 2012 and May 31, 2012	-	-
Additional paid-in capital	707,842	706,986
Accumulated deficit	(70,899)	(49,865)
Accumulated other comprehensive loss	(14,055)	(19,743)
Total shareholders' equity	622,888	637,378
Total liabilities and shareholders' equity	$1,921,784	$1,949,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

	Quarter Ended November 30, 2012	Quarter Ended November 30, 2011

NET SALES	$82,056	$83,035
COST OF SALES (exclusive of amortization shown separately below)	27,166	42,426
GROSS MARGIN	54,890	40,609

OPERATING EXPENSES:
Research and development	4,537	5,146
Selling and marketing	12,941	9,933
Distribution	4,721	4,576
General and administrative	10,813	11,205
Amortization of intangibles	12,404	12,462
Loss on disposition and retirement of fixed assets	1,175	-
Certain litigation expenses	-	22,000
Total operating expenses	46,591	65,322

INCOME (LOSS) FROM OPERATIONS	8,299	(24,713)

NON-OPERATING INCOME (EXPENSE):
Interest income	7	6
Interest expense	(22,251)	(24,850)
Other, net	(242)	671
Total non-operating expense	(22,486)	(24,173)

LOSS BEFORE INCOME TAXES	(14,187)	(48,886)
BENEFIT FOR INCOME TAXES	(3,788)	(18,707)
NET LOSS	$(10,399)	$(30,179)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011

NET SALES	$167,210	$94,425	$74,910
COST OF SALES (exclusive of amortization shown separately below)	54,267	49,582	22,955
GROSS MARGIN	112,943	44,843	51,955

OPERATING EXPENSES:
Research and development	9,422	5,769	4,895
Selling and marketing	25,162	11,045	10,510
Distribution	9,229	5,225	3,952
General and administrative	20,929	11,959	38,175
Amortization of intangibles	24,785	14,110	931
Loss on disposition and retirement of fixed assets	1,175	-	-
Certain litigation expenses	-	22,000	-
Total operating expenses	90,702	70,108	58,463

INCOME (LOSS) FROM OPERATIONS	22,241	(25,265)	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	10	6	142
Interest expense	(46,739)	(28,243)	-
Loss on extinguishment of debt	(6,686)	-	-
Other, net	(122)	660	2,673
Total non-operating (expense) income	(53,537)	(27,577)	2,815

LOSS BEFORE INCOME TAXES	(31,296)	(52,842)	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	(10,262)	(20,221)	2,681
NET LOSS	$(21,034)	$(32,621)	$(6,374)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Quarter Ended November 30, 2012	Quarter Ended November 30, 2011

NET LOSS	$(10,399)	$(30,179)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	2,547	(21,583)
Cash flow hedges, net of tax	(101)	(123)
OTHER COMPREHENSIVE INCOME (LOSS)	2,446	(21,706)

COMPREHENSIVE LOSS	$(7,953)	$(51,885)

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 through August 19, 2011

NET LOSS	$(21,034)	$(32,621)	$(6,374)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	6,042	(21,417)	(2,153)
Cash flow hedges, net of tax	(354)	(475)	-
OTHER COMPREHENSIVE INCOME (LOSS)	5,688	(21,892)	(2,153)

COMPREHENSIVE LOSS	$(15,346)	$(54,513)	$(8,527)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011
OPERATING ACTIVITIES:
Net loss	$(21,034)	$(32,621)	$(6,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,893	19,333	4,321
Non-cash interest expense	3,411	2,032	-
Loss on disposition and retirement of fixed assets	1,358	110	135
Loss on extinguishment of debt	6,686	-	-
Provision for doubtful accounts	16	287	185
Share-based compensation expense	856	-	16,233
Deferred income taxes	(13,153)	(14,009)	(3,974)
Changes in operating assets and liabilities:
Accounts receivable, trade	7,130	(2,979)	(3,938)
Income taxes	(115)	(9,784)	3,317
Inventories	(9,226)	16,471	(3,242)
Other assets	810	235	6,459
Accounts payable	1,506	3,276	(4,023)
Deferred revenue	(278)	(415)	(920)
Accrued expenses and other liabilities	(4,310)	19,947	17,409
Cash provided by operating activities	8,550	1,883	25,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,028)	(2,513)	(2,265)
Acquisition of Immucor, Inc., net of cash	-	(1,939,387)	-
Cash used in investing activities	(4,028)	(1,941,900)	(2,265)

FINANCING ACTIVITIES:
Proceeds from long-term debt	142,147	991,406	-
Proceeds from capital contributions, net of costs	-	706,233	-
Payment of debt issuance costs	(2,528)	(42,474)	-
Repayments of long-term debt	(145,002)	-	-
Proceeds from revolving credit facility	24,000	-	-
Repayments of revolving credit facility	(23,000)	-	-
Repurchase of common stock	-	-	(458)
Proceeds from exercise of stock options	-	-	524
Cash (used in) provided by financing activities	(4,383)	1,655,165	66

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	296	(1,236)	(3,029)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	435	(286,088)	20,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,578	322,963	302,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,013	$36,875	$322,963

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,548	$3,553	$3,414
Interest paid	44,608	11,629	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	6,340	4,996	1,618
Exchange of debt instruments due to debt amendment	468,241	-	-

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

Immucor continued as the same legal entity after the Acquisition.  However, a new accounting basis was established upon treating the merger as a business combination. The accompanying unaudited consolidated statements of operations and comprehensive loss are presented for the quarter ended November 30, 2012 and the quarter ended November 30, 2011.  In addition, the accompanying unaudited consolidated statements of operations, comprehensive loss and cash flows are presented for the six months ending November 30, 2012 and November 30, 2011, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to November 30, 2011), which relate to the period preceding the Acquisition and the period succeeding the Acquisition during the prior fiscal year. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for the year ending May 31, 2013, or any other period.

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited consolidated financial statements have been recorded in the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2012, included in the Company’s Annual Report on Form 10-K filed on July 27, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following sets forth the Company’s purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	972,295
Current liabilities	(53,429)
Deferred revenue obligation	(4,107)
Deferred tax assets and liabilities, net	(273,962)
Other assets and liabilities, net	4,303
Total purchase price allocation:	$1,939,387

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

	Six Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)

Revenue	$167,210	$169,335
Net loss	$(21,034)	$(38,114)

3.     RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a management services agreement with TPG Capital.  Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, TPG Capital will receive an aggregate annual monitoring fee of $3.0 million that is prepaid quarterly. In the quarters ended November 30, 2012 and November 30, 2011, $1.1 million and $0.8 million, respectively was incurred for monitoring fees and other expenses and is included in general and administrative expenses in the consolidated statement of operations. During the fiscal 2013 period and Successor fiscal 2012 period, approximately $2.2 million and $0.9 million, respectively was incurred for monitoring fees and other expenses and are included in general and administrative expenses in the consolidated statement of operations.

4.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves (in thousands):

	November 30, 2012	May 31, 2012

Raw materials and supplies	$11,115	$10,228
Work in process	4,401	3,550
Finished goods	21,245	19,592
	$36,761	$33,370

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	November 30, 2012	May 31, 2012

Land	$313	$301
Buildings and improvements	2,495	2,304
Leasehold improvements	12,389	11,994
Capital work-in-progress	3,830	4,545
Furniture and fixtures	2,099	1,966
Machinery, equipment, and instruments	63,717	55,271
	84,843	76,381
Less accumulated depreciation	(20,355)	(11,719)
Property and equipment, net	$64,488	$64,662

Depreciation expense was $5.2 million and $4.8 million for the three month fiscal periods ended November 30, 2012 and November 30, 2011, respectively.  Depreciation expense was $10.1 million and $8.6 million for the six month 2013 and 2012 fiscal periods ended November 30, 2012 and November 30, 2011, respectively.  Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

During the second quarter of fiscal 2013, the Company recognized a disposition loss of $1.2 million to reduce certain capital work-in-progress equipment associated with a high speed filling project to its estimated salvage value.  The project was determined to be no longer economically viable during the second quarter of fiscal 2013 and management therefore decided to retire or dispose of the equipment.

For the year ended May 31, 2012, certain amounts within property and equipment have been reclassified for presentation purposes.  There has been no change in accumulated depreciation or the total property and equipment, net.

6.     GOODWILL

Goodwill consists of the following (in thousands):

	November 30, 2012	May 31, 2012

Balance at beginning of period	$966,338	$-
Additions:
Acquisition of Immucor, Inc.	-	972,295
Foreign currency translation adjustment	2,183	(5,957)
Balance at end of period	$968,521	$966,338

7.     INTANGIBLE ASSETS

		November 30, 2012			May 31, 2012
	Weighted Average Life (yrs)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Customer relationships	20	$451,358	$(29,150)	$422,208	$449,665	$(17,799)	$431,866
Existing technology / trade names	11	266,000	(31,258)	234,742	266,000	(19,076)	246,924
Corporate trade name	15	40,000	(3,421)	36,579	40,000	(2,088)	37,912
Below market leasehold interests	5	860	(221)	639	860	(135)	725
Deferred licensing costs	6	99	(13)	86	99	(4)	95
Total amortizable assets		758,317	(64,063)	694,254	756,624	(39,102)	717,522

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	18,000	-	18,000
Total non-amortizable assets		18,000	-	18,000	18,000	-	18,000

Intangible assets, net		$776,317	$(64,063)	$712,254	$774,624	$(39,102)	$735,522

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization of intangible assets was $12.4 million and $12.5 million for the three month fiscal periods ended November 30, 2012 and November 30, 2011, respectively. Amortization of intangible assets amounted to $24.8 million in fiscal 2013 compared with $14.1 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period.

The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2013	$49,754
2014	49,754
2015	49,754
2016	49,754
2017	49,463

8.     DEFERRED FINANCING COSTS

Changes in deferred financing costs for the period ended November 30, 2012 and the year ended May 31, 2012 were as follows (in thousands):

	November 30, 2012	May 31, 2012

Balance at beginning of period	$38,769	$-
Debt issuance costs (See Note 9)	2,528	42,474
Loss on extinguishment of debt	(3,953)	-
Amortization	(2,389)	(3,705)
Balance at end of period	$34,955	$38,769

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

9.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	November 30, 2012	May 31, 2012

Term Loan Facility, net of $13,082 and $16,821 debt discounts, respectively (1)	$595,780	$595,104
Revolving Facility	1,000	-
Notes, net of $4,602 and $4,821 debt discounts, respectively	395,398	395,179
	992,178	990,283
Less current portion, net of discounts	(5,108)	(3,922)
Long-term debt, net of current portion	$987,070	$986,361

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

As a result of the Amendment, the Company recognized a $6.7 million loss on debt extinguishment with regards to certain portions of the deferred financing costs ($4.0 million) and original issuance discount (“OID”) ($2.7 million) related to the Original Term Loan Facility.  The Amendment had no significant impact related to the Revolving Facility, as there was no change in the lenders or decrease in the Revolving Facility borrowing capacity.  In addition, the Company capitalized $2.5 million of debt issuance costs associated with the Amendment as Deferred Financing Costs.

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

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is currently 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the term loan was 5.75% as of November 30, 2012.  At November 30, 2012, there was $1.0 million of borrowings under the Revolving Facility at an average interest rate of 6.75% and no outstanding letters of credit.

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

Future Commitments

Debt principal repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2013	$4,052
2014	6,104
2015	6,104
2016	6,104
2017	6,104
Thereafter	981,394
$1,009,862

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Quarter Ended November 30, 2012	Quarter Ended November 30, 2011

Notes, including OID amortization	$11,236	$11,358
Term loan facility, including OID amortization	9,325	11,791
Amortization of deferred financing costs	1,166	1,198
Interest rate swaps	257	220
Revolving credit facility interest and fees	265	203
Other interest	2	80
Interest expense	$22,251	$24,850

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011

Notes, including OID amortization	$22,469	$12,971	$-
Term loan facility, including OID amortization	20,900	13,462	-
Amortization of deferred financing costs	2,389	1,335	-
Interest rate swaps	525	220	-
Revolving credit facility fees	452	175	-
Other interest	4	80	-
Interest expense	$46,739	$28,243	$-

10.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In August 2011, during the Successor Period, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $320 million related to a portion of the Company’s floating rate indebtedness. The purpose of entering into these swaps was to eliminate all but small movements (due to possible differences in reset timing between the swap and the debt) in future debt interest payments and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company’s strategy is to use a pay fixed receive floating swap to convert the current or any replacement floating rate credit facility where LIBOR is consistently applied into a USD fixed rate obligation.  The only variable piece remaining is the difference in actual reset date when the swap and debt are not lined up. Consistent with the terms of the Original Term Loan Facility, these swaps included a LIBOR floor of 1.50%. These swap agreements, effective in August 2011, hedged a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016. As a result of entering into the swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at a weighted average rate of 1.80% through September 28, 2012.

In August 2012, the Company amended the interest rate swap agreements noted above effective on September 28, 2012.  The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility.  Consistent with the terms of the Company’s Term Loan Facility, these amended swaps include a LIBOR floor of 1.25%.  These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016.  As a result of the amended swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.59% after September 28, 2012.

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

A summary of the recorded liabilities included in the consolidated balance sheet and statement of operations is as follows (in thousands):

	November 30, 2012	May 31, 2012

Interest rate swaps (included in other liabilities)	$(2,563)	$(2,198)

		Successor	Predecessor
Location of Loss Reclassified from Accumulated OCI into Income	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011

Interest expense (effective)	$(518)	$(220)	$-

Interest expense (ineffective)	$(7)	$-	$-

11.   FAIR VALUE

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

Derivative instruments measured at fair value as of November 30, 2012 and May 31, 2012, and their classification on the consolidated balance sheets are presented as follows (in thousands):

		Fair Value at Reporting Date Using
Description	November 30, 2012	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other liabilities)	$(2,563)	$-	$(2,563)	$-

		Fair Value at Reporting Date Using
Description	May 31, 2012	Level 1	Level 2	Level 3

Derivatives
Interest rate swaps (included in other liabilities)	$(2,198)	$-	$(2,198)	$-

The Level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair values of the Notes and the Term Loan Facility are estimated to be $451.0 million and $608.9 million, respectively, at November 30, 2012 based on recent trades of these debt instruments.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.

12.   COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of November 30, 2012 and May 31, 2012 are as follows (in thousands):

	November 30, 2012	May 31, 2012

Foreign currency translation adjustment	$(12,343)	$(18,385)
Cash flow hedge, net of tax	(1,712)	(1,358)
Accumulated other comprehensive loss	$(14,055)	$(19,743)

13.   SHARE-BASED COMPENSATION

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

A maximum of 514,631 shares of stock in Holdings may be delivered in satisfaction of, or may underlie, awards under the Plan. Stock option awards are granted with either time based vesting or performance based vesting.  The time-vested options typically vest over a five year period (20% per year).  The performance-vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not have a contractual term.  Upon vesting, restricted stock units are settled in shares of Holding’s common stock.

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

Stock options

Service vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the service vested options was as follows for the period ended November 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2012	139,779	$100.00
Granted	5,000	100.00
Exercised	-	-
Forfeited	(1,200)	100.00
Expired	(160)	100.00
Outstanding at November 30, 2012	143,419	$100.00	9.1	$-

Exercisable at November 30, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the period ended November 30, 2012 was $27.73.

As of November 30, 2012, there was $3.0 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.7 years.

Performance vested options

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable.  Management reassesses at each reporting date whether satisfaction of the performance condition is probable.  If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.  As of November 30, 2012, management believes the achievement of the performance conditions related to the performance based stock options is probable.  Accordingly, the Company has recognized expense on these awards.  Activity for the performance based options was as follows for the period ended November 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding at May 31, 2012	135,779	$100.00
Granted	5,000	$100.00
Exercised	-	-
Forfeited	(1,500)	-
Expired	-	-
Outstanding at November 30, 2012	139,279	$100.00	9.1	$-

Exercisable at November 30, 2012	-	$-	-	$-

(1)
The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the period ended November 30, 2012 was $20.59.

As of November 30, 2012, there was $2.4 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.7 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in nonvested restricted stock units for the period ended November 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at May 31, 2012	2,100	$78.64
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested stock outstanding at November 30, 2012	2,100	$78.64

As of November 30, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.1 years.

Stock appreciation rights

The stock appreciation rights that have been awarded are performance-based, cash-settled awards, which require liability treatment.  The performance condition linked to vesting of these awards is a liquidity event.  As of November 30, 2012, management has determined that the satisfaction of that performance condition is not considered probable.  Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the period ended November 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2012	87,000	$20.59
Granted	29,700	20.59
Vested	-	-
Forfeited	(6,600)	20.59
Cancelled/Expired	(5,000)	20.59
Stock appreciation rights outstanding at November 30, 2012	105,100	$20.59

As of November 30, 2012, the fair value of the unrecognized liability relating to cash-settled stock appreciation rights was $2.2 million.

Shares available for future grants

As of November 30, 2012, a total of 124,733 shares were available for future grants.

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

Compensation expense of Successor and Predecessor

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

A summary of share-based compensation recorded in the consolidated statements of operations for the quarter ended November 30, 2012 and the Successor and Predecessor periods in the prior year is as follows (in thousands):

	Quarter Ended November 30, 2012	Quarter Ended November 30, 2011

Share-based compensation	$342	$-
Tax benefit	(139)	-
Share-based compensation, net	$203	$-

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011

Share-based compensation	$856	$-	$16,233
Tax benefit	(333)	-	(5,682)
Share-based compensation, net	$523	$-	$10,551

14.   INCOME TAXES

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

The effective tax rate for the six month fiscal 2013 period, the Successor fiscal 2012 period from August 20, 2011 through November 30, 2011, and the Predecessor fiscal 2012 period from June 1, 2011 through August 19, 2011 was 32.8%, 38.3% and (72.6)%, respectively.  The difference between the federal statutory rate and the effective tax rate for the 2013 period was primarily due to lower foreign income tax rates and discrete tax items recognized during the quarter as a result of changes in enacted tax laws. The difference between the federal statutory rate and the effective tax rate for the 79 day period ending August 19, 2011 (the Predecessor fiscal 2012 period) primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accounting for the Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities are offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. Net deferred tax liabilities total $227.1 million at November 30, 2012.

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

15.   SEGMENT AND GEOGRAPHIC INFORMATION

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

Net sales by product group, segment information and net export sales for the three months ended November 30, 2012 and 2011 as well as for the six months ended November 30, 2012 and for the six months ended November 30, 2011, separated into Predecessor and Successor periods, is summarized below (in thousands):

Net Sales

	Quarter Ended November 30, 2012	Quarter Ended November 30, 2011

Sales by product group

Traditional reagents	$45,996	$47,696
Capture reagents	20,799	22,393
Instruments	13,567	11,458
Molecular immunohematology	1,694	1,488
Net sales	$82,056	$83,035

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 Through November 30, 2011	June 1, 2011 Through August 19, 2011

Sales by product group
Traditional reagents	$93,042	$53,991	$42,936
Capture reagents	45,112	25,648	21,239
Instruments	25,777	13,077	9,457
Molecular immunohematology	3,279	1,709	1,278
Net sales	$167,210	$94,425	$74,910

Segment Information for the Quarter

	For the Quarter Ended November 30, 2012

	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$56,069	$17,229	$8,758	$-	$82,056
Affiliates	6,847	4,317	79	(11,243)	-
Net Sales	$62,916	$21,546	$8,837	$(11,243)	$82,056

Income from operations	$5,629	$2,158	$512	$-	$8,299

	For the Quarter Ended November 30, 2011

	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$56,465	$18,249	$8,321	$-	$83,035
Affiliates	4,052	3,790	124	(7,966)	-
Net Sales	$60,517	$22,039	$8,445	$(7,966)	$83,035

(Loss) income from operations	$(23,849)	$(1,287)	$423	$-	$(24,713)

	For the Six Months Ended November 30, 2012

	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$115,615	$33,561	$18,034	$-	$167,210
Affiliates	13,246	8,190	204	(21,640)	-
Net Sales	$128,861	$41,751	$18,238	$(21,640)	$167,210

Income (loss) from operations	$15,594	$4,557	$2,090	$-	$22,241

	Successor
	August 20, 2011 through November 30, 2011

	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$63,995	$20,943	$9,487	$-	$94,425
Affiliates	4,426	4,300	124	(8,850)	-
Net Sales	$68,421	$25,243	$9,611	$(8,850)	$94,425

(Loss) income from operations	$(24,668)	$(1,056)	$459	$-	$(25,265)

	Predecessor
	June 1, 2011 through August 19, 2011

	U.S.	Europe	Other	Elims	Consolidated
Sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

(Loss) income from operations	$(10,298)	$1,619	$2,171	$-	$(6,508)

Net Export Sales

	Quarter Ended Ended November 30, 2012	Quarter Ended Ended November 30, 2011

United States	$2,347	$1,593
Europe	2,030	1,962
Other	812	574
Total net export sales	$5,189	$4,129

		Successor	Predecessor
	Six Months Ended November 30, 2012	August 20, 2011 through November 30, 2011	June 1, 2011 through August 19, 2011

United States	$5,888	$1,751	$1,417
Europe	3,492	2,181	964
Other	1,640	633	526
Total net export sales	$11,020	$4,565	$2,907

16.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,146	$-	$17,960	$(93)	$19,013
Accounts receivable, net	26,836	605	33,290	-	60,731
Intercompany receivable	49,042	78	3,748	(52,868)	-
Inventories	23,828	2,174	10,759	-	36,761
Deferred income tax assets, current portion	4,168	531	935	-	5,634
Prepaid expenses and other current assets	5,302	31,353	5,041	(30,609)	11,087
Total current assets	110,322	34,741	71,733	(83,570)	133,226

PROPERTY AND EQUIPMENT, Net	42,220	2,841	19,427	-	64,488
INVESTMENT IN SUBSIDIARIES	171,300	-	4	(171,304)	-
GOODWILL	903,512	6,659	58,350	-	968,521
INTANGIBLE ASSETS, Net	658,559	10,330	43,365	-	712,254
DEFERRED FINANCING COSTS, Net	34,955	-	-	-	34,955
OTHER ASSETS	7,816	7,125	415	(7,016)	8,340
Total assets	$1,928,684	$61,696	$193,294	$(261,890)	$1,921,784

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,295	$1,271	$2,762	$-	$14,328
Intercompany payable	918	45,798	6,152	(52,868)	-
Accrued expenses and other current liabilities	27,963	1,198	8,048	(93)	37,116
Income taxes payable	30,724	-	3,647	(30,609)	3,762
Deferred revenue, current portion	1,338	17	1,121	-	2,476
Current portion of long-term debt, net of debt discounts	5,108	-	-	-	5,108
Total current liabilities	76,346	48,284	21,730	(83,570)	62,790

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	987,070	-	-	-	987,070
DEFERRED REVENUE	312	-	23	-	335
DEFERRED INCOME TAX LIABILITIES	227,324	-	12,470	(7,016)	232,778
OTHER LONG-TERM LIABILITIES	14,744	-	1,179	-	15,923
Total liabilities	1,305,796	48,284	35,402	(90,586)	1,298,896
SHAREHOLDERS' EQUITY:

Total shareholders' equity	622,888	13,412	157,892	(171,304)	622,888
Total liabilities and shareholders' equity	$1,928,684	$61,696	$193,294	$(261,890)	$1,921,784

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

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended November 30, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$61,454	$1,462	$30,383	$(11,243)	$82,056
COST OF SALES (exclusive of amortization shown separately below)	20,036	1,034	17,339	(11,243)	27,166
GROSS MARGIN	41,418	428	13,044	-	54,890

OPERATING EXPENSES:
Research and development	3,075	1,462	-	-	4,537
Selling and marketing	6,744	477	5,720	-	12,941
Distribution	2,935	44	1,742	-	4,721
General and administrative	8,080	400	2,333	-	10,813
Amortization of intangibles	11,771	54	579	-	12,404
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	33,780	2,437	10,374	-	46,591

INCOME (LOSS) FROM OPERATIONS	7,638	(2,009)	2,670	-	8,299

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	28	(21)	7
Interest expense	(22,267)	-	(5)	21	(22,251)
Other, net	(157)	-	(85)	-	(242)
Total non-operating income (expense)	(22,424)	-	(62)	-	(22,486)

(LOSS) INCOME BEFORE INCOME TAXES	(14,786)	(2,009)	2,608	-	(14,187)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,894)	(853)	959	-	(3,788)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,892)	(1,156)	1,649	-	(10,399)
Net Income (Loss) of consolidated subsidiaries	493	-	-	(493)	-
NET (LOSS) INCOME	$(10,399)	$(1,156)	$1,649	$(493)	$(10,399)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended November 30, 2011

(in thousands)
(Unaudited)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$59,202	$1,315	$30,484	$(7,966)	$83,035
COST OF SALES (exclusive of amortization shown separately below)	27,826	1,370	21,196	(7,966)	42,426
GROSS MARGIN	31,376	(55)	9,288	-	40,609

OPERATING EXPENSES:
Research and development	2,099	3,012	35	-	5,146
Selling and marketing	4,979	543	4,411	-	9,933
Distribution	2,756	37	1,783	-	4,575
General and administrative	7,847	596	2,762	-	11,205
Amortization of intangibles	11,251	50	1,161	-	12,463
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	50,932	4,238	10,152	-	65,322

LOSS FROM OPERATIONS	(19,556)	(4,293)	(864)	-	(24,713)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	43	(37)	6
Interest expense	(24,863)	-	(24)	37	(24,850)
Other, net	605	-	66	-	671
Total non-operating income (expense)	(24,258)	-	85	-	(24,173)

LOSS BEFORE INCOME TAXES	(43,814)	(4,293)	(779)	-	(48,886)
BENEFIT FOR INCOME TAXES	(16,850)	(1,555)	(302)	-	(18,707)
LOSS BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(26,964)	(2,738)	(477)	-	(30,179)
Net (loss) income of consolidated subsidiaries	(3,215)	-	-	3,215	-
NET (LOSS) INCOME	$(30,179)	$(2,738)	$(477)	$3,215	$(30,179)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$125,958	$2,903	$59,989	$(21,640)	$167,210
COST OF SALES (exclusive of amortization shown separately below)	40,063	1,951	33,893	(21,640)	54,267
GROSS MARGIN	85,895	952	26,096	-	112,943

OPERATING EXPENSES:
Research and development	6,283	3,105	34	-	9,422
Selling and marketing	13,702	938	10,522	-	25,162
Distribution	5,810	87	3,332	-	9,229
General and administrative	15,629	874	4,426	-	20,929
Amortization of intangibles	23,542	108	1,135	-	24,785
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Certain litigation expenses	-	-	-	-	-
Total operating expenses	66,141	5,112	19,449	-	90,702

INCOME (LOSS) FROM OPERATIONS	19,754	(4,160)	6,647	-	22,241

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	39	(29)	10
Interest expense	(46,755)	-	(13)	29	(46,739)
Loss on extinguishment of debt	(6,686)	-	-	-	(6,686)
Other, net	(180)	-	58	-	(122)
Total non-operating income (expense)	(53,621)	-	84	-	(53,537)

(LOSS) INCOME BEFORE INCOME TAXES	(33,867)	(4,160)	6,731	-	(31,296)
(BENEFIT) PROVISION FOR INCOME TAXES	(10,979)	(1,565)	2,282	-	(10,262)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(22,888)	(2,595)	4,449	-	(21,034)
Net Income (Loss) of consolidated subsidiaries	1,854	-	-	(1,854)	-
NET (LOSS) INCOME	$(21,034)	$(2,595)	$4,449	$(1,854)	$(21,034)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through November 30, 2011

(in thousands)
(Unaudited)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$66,921	$1,500	$34,854	$(8,850)	$94,425
COST OF SALES (exclusive of amortization shown separately below)	32,659	1,596	24,177	(8,850)	49,582
GROSS MARGIN	34,262	(96)	10,677	-	44,843

OPERATING EXPENSES:
Research and development	2,387	3,343	39	-	5,769
Selling and marketing	5,556	609	4,880	-	11,045
Distribution	3,156	41	2,028	-	5,225
General and administrative	8,302	653	3,004	-	11,959
Amortization of intangibles	12,731	56	1,323	-	14,110
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	54,132	4,702	11,274	-	70,108

INCOME (LOSS) FROM OPERATIONS	(19,870)	(4,798)	(597)	-	(25,265)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	54	(48)	6
Interest expense	(28,263)	-	(28)	48	(28,243)
Other, net	606	-	54		660
Total non-operating income (expense)	(27,657)	-	80	-	(27,577)

INCOME (LOSS) BEFORE INCOME TAXES	(47,527)	(4,798)	(517)	-	(52,842)
PROVISION (BENEFIT) FOR INCOME TAXES	(18,161)	(1,732)	(328)	-	(20,221)
NET INCOME (LOSS) BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(29,366)	(3,066)	(189)	-	(32,621)
Net Income (Loss) of consolidated subsidiaries	(3,255)	-	-	3,255	-
NET INCOME (LOSS)	$(32,621)	$(3,066)	$(189)	$3,255	$(32,621)

IMMUCOR, INC. AND SUBSIDIARIES
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

Statements of Cash Flows for the Year to Date

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(142)	$1,748	$6,852	$92	$8,550
Net cash provided by (used in) investing activities	(2,422)	(1,604)	(2)	$-	(4,028)
Net cash provided by financing activities	(4,383)	-	-	$-	(4,383)
Effect of exchange rate changes on cash and cash equivalents	-	-	481	$(185)	296
Increase (decrease) in cash and cash equivalents	(6,947)	144	7,331	(93)	435
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$1,146	$-	$17,960	(93)	$19,013

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

17.   COMMITMENTS AND CONTINGENCIES

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. On January 10, 2013 the Federal Trade Commission informed the Company that it has closed its 2007 investigation of the Company.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s common stock between October 19, 2005 and June 25, 2009.  The case alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that Immucor had violated the antitrust laws, and challenges the sufficiency of the Company’s disclosures about the results of FDA inspections and the Company’s quality control efforts. In June 2011, the Court dismissed the complaint and closed the case.  In September 2011, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2012, the Company entered into a settlement agreement with the plaintiff class representatives in these actions.  The proposed settlement is covered under the Company’s insurance and is not expected to impact financial results.  Final approval is pending.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

18.   RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2012 the FASB issued No. ASU 2012-02:  Intangibles – Goodwill and Other (Topic 350) (“ASU 2012-12”) which provides the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal periods beginning after September 15, 2012, which corresponds to the Company’s first quarter of fiscal 2014.  The Company has decided on early adoption which is permitted.  The adoption of ASU 2012-02 is not expected have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11:  Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014.  Retrospective application is required for all comparative periods presented.  The adoption of ASU 2011-11 is not expected have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the quarter ended November 30, 2012 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

19.   SUBSEQUENT EVENT

On January 3, 2013, the Company entered into a definitive agreement to acquire the LIFECODES business, which includes a leading position in transplantation diagnostics, from Gen-Probe Incorporated, a subsidiary of Hologic, Inc.  Under the terms of the agreement, the Company will purchase the LIFECODES business for $85 million in cash, plus a possible earn-out totaling $10 million in cash if the business achieves certain financial targets in calendar 2013.  The transaction is subject to the satisfaction of customary closing conditions, including applicable regulatory approvals, and is expected to close in the first calendar quarter of 2013.

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S., the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S., the Patient Protection and Affordable Care Act (the “Act”) was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed, delivered and paid.  Included in the legislation is a 2.3% excise tax on the sale of certain medical devices as defined by the Act and IRS regulations beginning in January 2013.

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

NEO, our fourth generation automated instrument2 is targeted at large hospitals, donor centers and reference laboratories and replaces our previous high volume serology instrument, Galileo.

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

Performance – We have presented the results of operations for the three months ended November 30, 2012 and 2011 as well as for the six months ended November 30, 2012 and for the six months ended November 30, 2011, separated into Predecessor and Successor periods.  In addition, we have presented the results of the cash flows for the six months ended November 30, 2012 and for the six months ended November 30, 2011, separated into Predecessor and Successor periods. We have prepared our discussion and analysis of the results of operations by comparing the three and six months ended November 30, 2012 with those results of the three month period ending November 30, 2011 and combined Successor and Predecessor results for the six months ended November 30, 2011, respectively. In addition, we have prepared our discussion and analysis of the cash flows by comparing the six months ended November 30, 2012 with the combined Successor and Predecessor results for the six months ended November 30, 2011.  We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

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

LIFECODES Acquisition – On January 3, 2013, the Company entered into a definitive agreement to acquire the LIFECODES business, which includes a leading position in transplantation diagnostics, from Gen-Probe Incorporated, a subsidiary of Hologic, Inc.  Under the terms of the agreement, the Company will purchase the LIFECODES business for $85 million in cash, plus a possible earn-out totaling $10 million in cash if the business achieves certain financial targets in calendar 2013.  The transaction is subject to the satisfaction of customary closing conditions, including applicable regulatory approvals, and is expected to close in the first calendar quarter of 2013.

Federal Trade Commission – On January 10, 2013 the Federal Trade Commission informed the Company that it has closed its 2007 investigation of the Company.

Results of Operations

Comparison of Quarters and the Six Month Periods Ended November 30, 2012 and November 30, 2011

	Quarter Ended	Quarter Ended	Change
	November 30, 2012	November 30, 2011	Amount	%
	(in thousands)	(in thousands)
Net sales	$82,056	$83,035	$(979)	-1%
Gross margin	54,890	40,609	14,281	35%
Gross margin percentage	66.9%	48.9%
Operating expenses	46,591	65,322	(18,731)	-29%
Income (loss) from operations	8,299	(24,713)	33,012	-134%
Non-operating expense	(22,486)	(24,173)	1,687	-7%
Loss before income tax	(14,187)	(48,886)	34,699	-71%
Benefit for income tax	(3,788)	(18,707)	14,919	-80%
Net loss	$(10,399)	$(30,179)	$19,780	-66%

		Successor	Predecessor
	Six Months Ended	August 20, 2011 Through	June 1, 2011 Through	Change
	November 30, 2012	November 30, 2011	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Net sales	$167,210	$94,425	$74,910	$(2,125)	-1%
Gross margin	112,943	44,843	51,955	16,145	17%
Gross margin percentage	67.5%	47.5%	69.4%
Operating expenses	90,702	70,108	58,463	(37,869)	-29%
Income (loss) from operations	22,241	(25,265)	(6,508)	54,014	-170%
Non-operating (expense) income	(53,537)	(27,577)	2,815	(28,775)	116%
Loss before income tax	(31,296)	(52,842)	(3,693)	25,239	-45%
(Benefit) provision for income tax	(10,262)	(20,221)	2,681	7,278	-41%
Net loss	$(21,034)	$(32,621)	$(6,374)	$17,961	-46%

Revenue for the quarter ended November 30, 2012 was $82.1 million compared to $83.0 million for the same period from prior year, a year-over-year decrease of nearly $1.0 million or 1.2%.  Fewer ship cycles and negative exchange rate fluctuations in the quarter ended November 30, 2012 negatively impacted revenue by $3.0 million when compared with the prior year period.  Normalizing for the impact of ship cycles and exchange rate fluctuations, revenue increased 2.4% on a year-over-year basis in the quarter.

Consolidated gross margins were 66.9% in the quarter ended November 30, 2012 compared to consolidated gross margins of 48.9% for the same period in prior year.  Gross margin in the prior year quarter included $17.9 million of additional costs related to the amortization of the fair value of inventory.

Operating expenses for the quarter ended November 30, 2012 was $46.6 million compared with $65.3 million for the same period from prior year, a year-over-year decrease of $18.7 million. The prior year quarter ended November 30, 2011 was negatively impacted by the $22.0 million settlement of the antitrust class action lawsuit.  Operating expenses in the current period benefited from reduced incentive and stock option expense ($2.0 million) net of the disposition of fixed assets ($1.2 million) and certain employee costs including $2.1 million in additional personnel investments and associated expenses related to the Company’s investment in its commercial sales and marketing infrastructure.

Non-operating expenses decreased when comparing the second fiscal quarter to the same quarter of the prior fiscal year due to $2.6 million of reduced interest expense primarily associated with the refinancing effort which occurred in the first quarter of fiscal 2013 partially offset by $1.0 million of unfavorable foreign exchange impacts.

Revenue was $167.2 million in the first six months of fiscal 2013 and $169.3 million in combined Successor and Predecessor same fiscal 2012 period, a decrease of $2.1 million. Fewer ship cycles and negative exchange rate fluctuations in the quarter ended November 30, 2012 negatively impacted revenue by $6.4 million when compared with the prior year period. Current year revenue was also negatively impacted by a $1.1 million reductions related to changes in purchase accounting deferred revenue related to the Acquisition. Normalizing for the impact of ship cycles, exchange rate fluctuations, and the reductions related to purchase accounting deferred revenue, revenue increased 3.2% when comparing the first six months of fiscal 2013 to the combined Successor and Predecessor same fiscal 2012 period.

Consolidated gross margin was 67.5% in the first six months of fiscal 2013 compared to 57.2% in the combined Successor and Predecessor same fiscal 2012 period.   Resulting from the Acquisition of the Company in the combined Successor and Predecessor fiscal 2012 period, gross margin was negatively impacted by the amortization of the fair value adjustment to inventory ($20.3 million) and the acceleration of share-based compensation expense ($2.0 million).

Operating expenses were $90.7 million for the first six months of fiscal 2013 and $128.6 million in combined Successor and Predecessor same fiscal 2012 period, a year-over-year decrease of $37.9 million. The $22.0 million settlement of the antitrust class action lawsuit as well as the acceleration of share-based compensation expense ($12.4 million), and transaction costs ($18.9 million) that all relate to the Acquisition drove the increase in operating expenses during the first six months of fiscal 2012 when compared to the first six months of fiscal 2013.   The difference was partially offset by increased amortization of intangibles ($9.8 million) and a disposition and retirement loss on fixed assets ($1.2 million) in the first six months of fiscal 2013.

Non-operating expenses increased when compared to the same period of the prior fiscal year due to $18.5 million of interest expense associated with the Acquisition as well as a loss on the extinguishment of debt of $6.7 million which occurred in the first quarter of fiscal 2013.  The difference is partially offset by a $2.9 million exchange gain in loan repayments which occurred during the first six months of fiscal 2012.

Net Sales

	Quarter	Quarter
	Ended	Ended	Change
	November 30, 2012	November 30, 2011	Amount	%
	(in thousands)	(in thousands)
Traditional reagents	$45,996	$47,696	$(1,700)	-4%
Capture reagents	20,799	22,393	(1,594)	-7%
Instruments	13,567	11,458	2,109	18%
Molecular immunohematology	1,694	1,488	206	14%
	$82,056	$83,035	$(979)	-1%

		Successor	Predecessor
	Six Months	August 20, 2011	June 1, 2011
	Ended	Through	Through	Change
	November 30, 2012	November 30, 2011	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Traditional reagents	$93,042	$53,991	$42,936	$(3,885)	-4%
Capture reagents	45,112	25,648	21,239	(1,775)	-4%
Instruments	25,777	13,077	9,457	3,243	14%
Molecular immunohematology	3,279	1,709	1,278	292	10%
	$167,210	$94,425	$74,910	$(2,125)	-1%

Traditional reagent revenue for the quarter ended November 30, 2012 was $46.0 million compared to $47.7 million in the same period from prior year.  Traditional reagent revenue is negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% Traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in Traditional reagent revenue with a current customer. With our automation strategy, we expect this trend to continue.  The $1.7 million decrease in revenue was driven primarily by weaker industry demand in the U.S. market and the impact of our automation strategy. Traditional reagent revenue was $93.0 million in the first six months of fiscal 2013 and $96.9 million in combined Successor and Predecessor fiscal 2012 period. Normalizing for the impact of ship cycles and exchange rate fluctuations (combined $2.3 million), the overall decrease would be 1.7% which was primarily due to lower industry demand in the U.S. market and the impact of our automation strategy partially offset by price contribution and increased volume outside of the U.S. market.

Capture reagent revenue for the quarter ended November 30, 2012 was $20.8 million compared to the $22.4 million for the same period from prior year.  Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to increase as a percentage of our total revenue.  Normalizing for the impact of ship cycles and exchange rate fluctuations (combined $2.5 million), Capture reagent revenue increased 4.0%.    Capture reagent revenue for the first six month fiscal period of 2013 was $45.1 million compared to $46.9 million in the combined Successor and Predecessor fiscal 2012 period from prior year.  Normalizing for the impact of ship cycles and exchange rate fluctuations (combined $3.4 million), Capture reagent revenue increased 3.4% resulting primarily from the Company’s automation strategy.

Instrument revenue for the quarter ended November 30, 2012 was $13.6 million compared to $11.5 million for the same period from prior year.  The $2.1 million increase in revenue was primarily due to increased placements of instruments.  Instrument revenue for the first six month fiscal period of 2013 was $25.8 million compared to $22.5 million in the combined Successor and Predecessor fiscal 2012 period from prior year.   The increases in revenue for the quarterly comparisons and year to date fiscal periods were primarily due to increased placements of instruments.

Molecular immunohematology revenue changed due to increased demand for both the quarterly and year to date fiscal period comparisons.

Operating Expense

	Quarter	Quarter
	Ended	Ended	Change
	November 30, 2012	November 30, 2011	Amount	%
	(in thousands)	(in thousands)
Research and development	$4,537	$5,146	$(609)	-12%
Selling and marketing	12,941	9,933	3,008	30%
Distribution	4,721	4,576	145	3%
General and administrative	10,813	11,205	(392)	-3%
Amortization expense	12,404	12,462	(58)	0%
Loss on disposition and retirement of fixed assets	1,175	-	1,175	100%
Certain litigation expenses	-	22,000	(22,000)	-100%
Total operating expenses	$46,591	$65,322	$(18,731)	-29%

		Successor	Predecessor
	Six Months	August 20, 2011	June 1, 2011
	Ended	Through	Through	Change
	November 30, 2012	November 30, 2011	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Research and development	$9,422	$5,769	$4,895	$(1,242)	-12%
Selling and marketing	25,162	11,045	10,510	3,607	17%
Distribution	9,229	5,225	3,952	52	1%
General and administrative	20,929	11,959	38,175	(29,205)	-58%
Amortization expense	24,785	14,110	931	9,744	65%
Loss on disposition and retirement of fixed assets	1,175	-	-	1,175	100%
Certain litigation expenses	-	22,000	-	(22,000)	-100%
Total operating expenses	$90,702	$70,108	$58,463	$(37,869)	-29%

Research and development expenses declined slightly when comparing the quarter ended November 30, 2012 to period ended November 30, 2012, which had specific one-time expenses related to completing certain projects ($1.5 million).  For the first six months of fiscal 2013, research and development expenses declined when compared to the combined Successor and Predecessor fiscal 2012 period from prior year due to increased levels of project spend ($2.3 million) in the prior period.

Selling and marketing expense increased $3.0 million when comparing the quarter ended November 30, 2012 to the quarter ended November 30, 2011 and increased $3.6 million when comparing the first six months of fiscal 2013 to the first six months of the combined Successor and Predecessor fiscal 2012 period.  The increase for both comparisons was primarily due to personnel investments and associated expenses ($2.1 million and $4.1 million, respectively) the Company is making in its commercial sales and marketing infrastructure.

Distribution expenses were generally in line when comparing the quarter ended November 30, 2012 to the quarter ended November 30, 2011 as well as when comparing the first six months of fiscal 2013 to the first six months of the combined Successor and Predecessor fiscal 2012 period.

General and administrative expenses were generally in line when comparing the quarter ended November 30, 2012 to the quarter ended November 30, 2011. General and administrative expenses decreased $29.2 million when comparing the first six months of fiscal 2013 to the first six months of the combined Successor and Predecessor fiscal 2012 period.  The prior year combined fiscal period included $25.9 million of transaction-related expenses, including acquisition costs, severance expenses, and legal expenses.

Amortization expenses were generally in line when comparing the quarter ended November 30, 2012 to the quarter ended November 30, 2011. Amortization expenses are associated with intangible assets recognized near the end of the first quarter of fiscal 2012 and relate to the Acquisition. Therefore, amortization expenses for the first six months of fiscal 2012 are lower due to a partial amortization period when comparing to the first six months of fiscal 2013.

During the second quarter of fiscal 2013, the Company recognized a disposition loss of $1.2 million to reduce certain capital work-in-progress equipment associated with a high speed filling project to its estimated salvage value.  The project was determined to be no longer economically viable during the second quarter of fiscal 2013 and management therefore decided to retire or dispose of the equipment.

Certain litigation expenses of $22.0 million recorded in the Successor quarter ended November 30, 2011 relate to the settlement of the antitrust class action lawsuit.

Non-Operating Income (Expenses)

	Quarter	Quarter
	Ended	Ended	Change
	November 30, 2012	November 30, 2011	Amount	%
	(in thousands)	(in thousands)
Non-operating expense	$(22,486)	$(24,173)	$1,687	-7%

		Successor	Predecessor
	Six Months	August 20, 2011	June 1, 2011
	Ended	Through	Through	Change
	November 30, 2012	November 30, 2011	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Non-operating (expense) income	$(53,537)	$(27,577)	$2,815	$(28,775)	116%

Non-operating expense decreased $1.7 million when comparing the second quarter of fiscal 2013 to the second quarter of fiscal 2012 period due the Company recognizing lower interest expense ($2.6 million) primarily as a result of the refinancing which occurred in the first quarter of fiscal 2013.

Non-operating expense increased $28.8 million when comparing the first six months of fiscal 2013 to the first six months of the combined Successor and Predecessor 2012 fiscal period primarily due to $18.5 million of interest expense and a $6.7 million loss on the restructuring of that debt (See Note 9).  Interest expense is associated with the Company’s long-term debt, first issued at the time of the Acquisition near the end of the first quarter of fiscal 2012. Therefore, Interest expense for the first six months of fiscal 2012 is lower when comparing to the first six months of fiscal 2013 as it represents interest expense during a partial period.

Income Taxes

The effective tax rate for the quarter ended November 30, 2012 and the quarter ended November 30, 2011 was 26.7% and 38.3%, respectively, the effective tax rate was lower during the second fiscal quarter primarily due to discrete tax items recognized as a result of changes in enacted tax laws.

The effective tax rate for the six month fiscal 2013 period, the Successor fiscal 2012 period from August 20, 2011 through November 30, 2011, and the Predecessor fiscal 2012 period from June 1, 2011 through August 19, 2011 was 32.8%, 38.3% and (72.6)%, respectively.  The effective tax rate for the first six months of fiscal 2013 was lower primarily due to lower foreign income tax rates and discrete tax items recognized during the second fiscal quarter as a result of changes in enacted tax laws.
Liquidity and Capital Resources

		Successor	Predecessor
	Six Months	August 20, 2011	June 1, 2011
	Ended	Through	Through
	November 30, 2012	November 30, 2011	August 19, 2011
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by operating activities	$8,550	$1,883	$25,588
Net cash used in investing activities	(4,028)	(1,941,900)	(2,265)
Net cash (used in) provided by financing activities	(4,383)	1,655,165	66
Effect of exchange rate changes on cash and cash equivalents	296	(1,236)	(3,029)
Increase (decrease) in cash and cash equivalents	$435	$(286,088)	$20,360

Our cash and cash equivalents were $19.0 million at November 30, 2012, as compared with $18.6 million at May 31, 2012.

Operating Activities – Net cash provided by operating activities includes the impact of interest payments of $33.0 million more than interest payments made during the same period of fiscal 2012 as well as the payment of $22.0 million related to the settlement of the antitrust class action lawsuit.

Investing Activities – Net cash used in investing activities was $4.0 million for the first six months of fiscal 2013 compared with $1.9 billion used in the first six months of the combined Successor and Predecessor fiscal 2012 period.  In the Successor period included in the first six months of fiscal 2012, $1.9 billion was used in the Acquisition. Additionally, the primary use of cash in the first six months of fiscal 2013 was $4.0 million for the purchase of property and equipmentand the first six months of the combined Successor and Predecessor fiscal 2012 period was $4.8 million for the purchase of property and equipment.

Financing Activities – Net cash used in financing activities was $4.4 million for the first six months of fiscal 2013 compared with $1.7 billion provided in the first six months of the combined Successor and Predecessor fiscal 2012 period.  During the first six months of fiscal 2013, there were payments of $2.9 million related to the Term Loan Facility.  In addition, we made payments of $2.5 million for debt issuance expenses as part of the modification of the Original Senior Credit Facilities (See Note 9).  The Company also borrowed net $1.0 million on the Revolver during the first six months of fiscal 2013.  During the Successor period included in the first six months of fiscal 2012, we received $991.4 million in proceeds from long-term debt and $706.2 million in equity contributions, net of costs, related to the Acquisition.  Additionally, we paid $42.5 million of debt issuance costs.

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

As a result of the Amendment, we anticipate annual savings in interest expense on the Term Loan Facility of between $7.5 to $9.0 million.

Contractual obligations

The following table sets forth our contractual obligations and other commitments as of November 30, 2012:

Contractual Obligations	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$13,622	$2,373	$6,678	$3,783	$788
Purchase obligations	22,761	22,650	111	-	-
Senior Credit Facility (1) (2)	609,862	4,052	12,208	12,208	581,394
Notes (2)	400,000	-	-	-	400,000
Interest (3)	519,969	81,476	161,463	158,663	118,367
Total contractual cash obligations	$1,566,214	$110,551	$180,460	$174,654	$1,100,549

(1)	The Senior Credit Facility is comprised of the Term Loan Facility of $608.9 million and the Revolving Facility of $1.0 million at November 30, 2012.
(2)	Amounts shown do not include interest.
(3)
Interest on the Term Loan is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the loan agreement.  Interest on the Notes is computed using the stated interest rate.  Interest on the Revolving Facility is computed using a base rate and a LIBOR rate and is subject to a step down.  Interest on each interest rate swap is computed as the notional amount multiplied by the difference between the strike price and the floor.

In addition to the obligations in the table above, approximately $15.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for interest of $1.5 million.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Non-GAAP Disclosures

Adjusted EBITDA is defined as EBITDA (net income before interest, taxes, depreciation and amortization), further adjusted to exclude certain non-cash charges and other adjustments set forth below. Adjusted EBITDA does not include the impact of ship cycle and foreign exchange rate fluctuations.  We present adjusted EBITDA because we consider it an important supplemental measure of our performance and as a measure of compliance under our credit agreement.

Under our credit agreement, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured net debt divided by the total of the last twelve months adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. Our credit agreement requires the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant of 5.25 to 1.00, to be tested on the last day of each fiscal quarter. At November 30, 2012, our senior secured leverage ratio was 4.08.

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

Adjusted EBITDA for the three months ended November 30, 2012 and 2011 as well as for the six months ended November 30, 2012 and for the six months ended November 30, 2011, separated into Predecessor and Successor periods, is summarized below (in thousands):

	Quarter Ended	Quarter Ended
	November 30, 2012	November 30, 2011

Net loss	$(10,399)	$(30,179)
Interest expense (income), net	22,244	24,844
Income tax expense (benefit)	(3,788)	(18,707)
Depreciation and amortization*	17,107	16,497
EBITDA	$25,164	$(7,545)

Adjustments to EBITDA:
Stock-based compensation (i)	342	-
Transaction costs and transaction related fees (ii)	-	1,321
Specified legal fees (iii)	10	694
Sponsor fee (iv)	940	750
Non-cash impact of purchase accounting (v)	1,315	19,941
Loss on extinguishment of debt (vi)	-	-
Certain non-recurring expenses and other (vi)	6,856	22,663
Adjusted EBITDA	$34,627	$37,824

		Successor	Predecessor
	Six Months	August 20, 2011	June1, 2011
	Ended	Through	Through
	November 30, 2012	November 30, 2011	August 19, 2011

Net loss	$(21,034)	$(32,621)	$(6,374)
Interest expense (income), net	46,729	28,237	(142)
Income tax expense (benefit)	(10,262)	(20,221)	2,681
Depreciation and amortization*	33,885	18,592	4,264
EBITDA	$49,318	$(6,013)	$429

Adjustments to EBITDA:
Stock-based compensation (i)	856	-	16,233
Transaction costs and transaction related fees (ii)	-	1,321	18,863
Specified legal fees (iii)	68	1,004	-
Sponsor fee (iv)	2,072	856	-
Non-cash impact of purchase accounting (v)	2,725	22,465	-
Loss on extinguishment of debt (vi)	6,686	-	-
Certain non-recurring expenses and other (vi)	9,600	19,120	2,444
Adjusted EBITDA	$71,325	$38,753	$37,969

*Calculated at monthly average exchange rates.

i.	Represents non-cash stock-based compensation.
ii.	Related to legal, accounting and other costs related to the Acquisition.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with TPG Capital.
v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.
vi.	Represents non-recurring items not included in captions above.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K filed on July 27, 2012.  There have been no significant changes in the critical accounting policies since the fiscal year-end.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes regarding the Company’s market risk position since the filing on July 27, 2012 of its Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7.A. Quantitative and Qualitative Disclosures About Market Risk for the fiscal year ended May 31, 2012, contained in the Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1.  Legal Proceedings

Except as reported below, there have been no material developments concerning any of the legal proceedings reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserts federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009. In June 2011, the Court dismissed the complaint and closed the case. In September 2011 plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2012 the Company entered into a settlement agreement with the plaintiff class representatives in these actions.  The proposed settlement is covered under the Company’s insurance and is not expected to impact financial results.  Final approval is pending.

On January 10, 2013 the Federal Trade Commission informed the Company that it has closed its 2007 investigation of the Company.

Other than as set forth above or as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2012, as filed with the SEC on July 27, 2012, except as noted below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

The consummation of the proposed LIFECODES acquisition is subject to risks and uncertainties, including the satisfaction of specified conditions.

As previously disclosed, the Company entered into a Stock Purchase Agreement pursuant to which the Company agreed to buy the LIFECODES business from Gen-Probe Incorporated.  The consummation of the transaction is subject to several conditions, including regulatory approvals.

We cannot predict whether the closing conditions set forth in the Stock Purchase Agreement will be satisfied, and the transaction may be delayed or even abandoned before completion if certain events occur including the inability to secure satisfactory financing. If the conditions to closing are not satisfied or waived, or if the transaction is not completed for any other reason, (i) we will remain liable for expenses that we have incurred related to the transaction, including legal fees, and (ii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition.

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

IMMUCOR, INC.
(Registrant)

Date:	January 14, 2013	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date:	January 14, 2013	By:	/s/ Dominique Petitgenet
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