Form 10-Q
period 2013-02-28
IMMUCOR INC
filed 2013-04-12
CIK 736822

FORM 10-Q
United States
Securities and Exchange Commission
Washington, D. C. 20549

(Mark One)
         X                                 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:   February 28, 2013
OR
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
As of March 29, 2013: Common Stock, $0.00 Par Value – 100

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of February 28, 2013 (unaudited) and as of May 31, 2012

Unaudited Consolidated Statements of Operations for the quarters ended February 28, 2013 and February 29, 2012

Unaudited Consolidated Statements of Operations for the nine months ended February 28, 2013 and for the period August 20, 2011 to February 29, 2012 (Successor), and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Consolidated Statements of Comprehensive Loss for the quarters ended February 28, 2013 and February 29, 2012

Unaudited Consolidated Statements of Comprehensive Loss for the nine months ended February 28, 2013 and for the period August 20, 2011 to February 29, 2012 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Unaudited Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and for the period August 20, 2011 to February 29, 2012 (Successor) and for the period June 1, 2011 to August 19, 2011 (Predecessor)

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

SIGNATURES

ITEM 1. Consolidated Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2013	May 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,520	$18,578
Trade accounts receivable, net of allowance for doubtful accounts of $805 and $612 at February 28, 2013 and May 31, 2012, respectively	65,390	66,392
Inventories	35,615	33,370
Deferred income tax assets, current portion	5,632	5,489
Prepaid expenses and other current assets	10,752	11,738
Total current assets	136,909	135,567

PROPERTY AND EQUIPMENT, Net	64,264	64,662
GOODWILL	967,218	966,338
INTANGIBLE ASSETS, Net	699,037	735,522
DEFERRED FINANCING COSTS, Net	39,411	38,769
OTHER ASSETS	6,731	8,295
Total assets	$1,913,570	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,969	$12,734
Accrued expenses and other current liabilities	20,425	41,356
Income taxes payable	4,124	3,654
Deferred revenue, current portion	2,389	2,606
Current portion of long-term debt, net of debt discounts	25,210	3,922
Total current liabilities	65,117	64,272

LONG-TERM DEBT, Net of debt discounts	992,783	986,361
DEFERRED REVENUE	320	431
DEFERRED INCOME TAX LIABILITIES	227,034	245,496
OTHER LONG-TERM LIABILITIES	12,551	15,215
Total liabilities	1,297,805	1,311,775
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 28, 2013 and May 31, 2012	-	-
Additional paid-in capital	708,879	706,986
Accumulated deficit	(76,812)	(49,865)
Accumulated other comprehensive loss	(16,302)	(19,743)
Total shareholders' equity	615,765	637,378
Total liabilities and shareholders' equity	$1,913,570	$1,949,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

NET SALES	$86,192	$81,370
COST OF SALES (exclusive of amortization shown separately below)	29,997	28,588
GROSS MARGIN	56,195	52,782

OPERATING EXPENSES:
Research and development	4,854	3,775
Selling and marketing	11,056	9,608
Distribution	4,588	4,496
General and administrative	10,446	13,396
Amortization of intangibles	12,407	12,394
Total operating expenses	43,351	43,669

INCOME FROM OPERATIONS	12,844	9,113

NON-OPERATING INCOME (EXPENSE):
Interest income	12	-
Interest expense	(21,952)	(24,143)
Loss on extinguishment of debt	(2,425)	-
Other, net	(143)	(60)
Total non-operating expense	(24,508)	(24,203)

LOSS BEFORE INCOME TAXES	(11,664)	(15,090)
BENEFIT FOR INCOME TAXES	(5,751)	(5,959)
NET LOSS	$(5,913)	$(9,131)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

NET SALES	$253,402	$175,795	$74,910
COST OF SALES (exclusive of amortization shown separately below)	84,264	78,170	22,955
GROSS MARGIN	169,138	97,625	51,955

OPERATING EXPENSES:
Research and development	14,276	9,544	4,895
Selling and marketing	36,218	20,653	10,510
Distribution	13,817	9,721	3,952
General and administrative	31,375	25,355	38,175
Amortization of intangibles	37,192	26,504	931
Loss on disposition of fixed assets	1,175	-	-
Certain litigation expenses	-	22,000	-
Total operating expenses	134,053	113,777	58,463

INCOME (LOSS) FROM OPERATIONS	35,085	(16,152)	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	22	6	142
Interest expense	(68,691)	(52,386)	-
Loss on extinguishment of debt	(9,111)	-	-
Other, net	(265)	600	2,673
Total non-operating (expense) income	(78,045)	(51,780)	2,815

LOSS BEFORE INCOME TAXES	(42,960)	(67,932)	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	(16,013)	(26,180)	2,681
NET LOSS	$(26,947)	$(41,752)	$(6,374)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

NET LOSS	$(5,913)	$(9,131)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,478)	(460)
Cash flow hedges, net of tax	231	(702)
OTHER COMPREHENSIVE LOSS	(2,247)	(1,162)

COMPREHENSIVE LOSS	$(8,160)	$(10,293)

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

NET LOSS	$(26,947)	$(41,752)	$(6,374)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	3,563	(21,877)	(2,153)
Cash flow hedges, net of tax	(122)	(1,177)	-
OTHER COMPREHENSIVE INCOME (LOSS)	3,441	(23,054)	(2,153)

COMPREHENSIVE LOSS	$(23,506)	$(64,806)	$(8,527)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011
OPERATING ACTIVITIES:
Net loss	$(26,947)	$(41,752)	$(6,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	52,603	36,187	4,321
Non-cash interest expense	5,397	3,795	-
Loss on disposition and retirement of fixed assets	1,607	338	135
Loss on extinguishment of debt	9,111	-	-
Provision for doubtful accounts	193	323	185
Share-based compensation expense	1,167	314	16,233
Deferred income taxes	(17,871)	(32,156)	(3,974)
Changes in operating assets and liabilities:
Accounts receivable, trade	2,130	(3,887)	(3,938)
Income taxes	2,492	(631)	3,317
Inventories	(10,857)	15,262	(3,242)
Other assets	394	(621)	6,459
Accounts payable	191	4,232	(4,023)
Deferred revenue	(368)	(547)	(920)
Accrued expenses and other liabilities	(24,070)	14,481	17,409
Cash (used in) provided by operating activities	(4,828)	(4,662)	25,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,915)	(3,286)	(2,265)
Acquisition of Immucor, Inc., net of cash	-	(1,939,387)	-
Cash used in investing activities	(6,915)	(1,942,673)	(2,265)

FINANCING ACTIVITIES:
Proceeds from long-term debt	288,076	991,406	-
Proceeds from capital contributions, net of costs	-	706,233	-
Payment of debt issuance costs	(9,867)	(42,474)	-
Repayments of long-term debt	(286,666)	(1,538)	-
Proceeds from revolving credit facility	47,000	-	-
Repayments of revolving credit facility	(26,000)	-	-
Repurchase of common stock	-	-	(458)
Proceeds from exercise of stock options	-	-	524
Cash provided by financing activities	12,543	1,653,627	66

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	142	(1,250)	(3,029)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	942	(294,958)	20,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,578	322,963	302,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,520	$28,005	$322,963

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,174	$6,501	$3,414
Interest paid	81,315	38,828	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	8,943	8,740	1,618
Exchange of debt instruments due to debt amendment August 2012	468,241	-	-
Exchange of debt instruments due to debt amendment February 2013	467,406	-	-
Tax benefit from tax deduction contributed by IVD Holdings, Inc.	726	-	-

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

Basis of Presentation

The Company was acquired on August 19, 2011 through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B, Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings, Inc. (“Holdings”) which was formed by investment funds affiliated with TPG Capital, L.P. (“Sponsor”). The acquisition was accomplished through a merger of the Merger Sub with and into Immucor, with Immucor being the surviving company (the “Acquisition”). As a result of the merger, Immucor became a wholly owned subsidiary of Parent. Prior to August 19, 2011, Immucor operated as a public company with common stock traded on the NASDAQ Stock Market.

Immucor continued as the same legal entity after the Acquisition.  However, a new accounting basis was established upon treating the merger as a business combination. The accompanying unaudited consolidated statements of operations and comprehensive loss are presented for the quarter ended February 28, 2013 and the quarter ended February 29, 2012.  In addition, the accompanying unaudited consolidated statements of operations, comprehensive loss and cash flows are presented for the nine months ending February 28, 2013 and February 29, 2012, which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to February 29, 2012), which relate to the period preceding the Acquisition and the period succeeding the Acquisition during the prior fiscal year. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for the year ending May 31, 2013, or any other period.

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited consolidated financial statements have been recorded in the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 27, 2012.

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

The following sets forth the Company’s purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	972,295
Current liabilities	(53,429)
Deferred revenue obligation	(4,107)
Deferred tax assets and liabilities, net	(273,962)
Other assets and liabilities, net	4,303
Total purchase price allocation	$1,939,387

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

	Nine Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)

Revenue	$253,402	$250,705
Net loss	$(26,947)	$(47,245)

3.	RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a management services agreement with the Sponsor.  Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsor will receive an aggregate annual monitoring fee of $3.0 million. In the quarters ended February 28, 2013 and February 29, 2012, $1.1 million and $1.0 million, respectively, was incurred for monitoring fees and other expenses and is included in general and administrative expenses in the consolidated statement of operations. During the nine months ended February 28, 2013 and February 29, 2012, approximately $3.3 million and $1.8 million, respectively, was incurred for monitoring fees and other expenses and are included in general and administrative expenses in the consolidated statement of operations.

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves and consist of the following (in thousands):

	February 28, 2013	May 31, 2012

Raw materials and supplies	$11,547	$10,228
Work in process	3,614	3,550
Finished goods	20,454	19,592
	$35,615	$33,370

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 28, 2013	May 31, 2012

Land	$304	$301
Buildings and improvements	2,448	2,304
Leasehold improvements	12,385	11,994
Capital work-in-progress	4,387	4,545
Furniture and fixtures	2,098	1,966
Machinery, equipment and instruments	71,037	55,271
	92,659	76,381
Less accumulated depreciation	(28,395)	(11,719)
Property and equipment, net	$64,264	$64,662

Depreciation expense was $5.3 million and $4.5 million in the quarters ended February 28, 2013 and February 29, 2012, respectively.  Depreciation expense was $15.4 million for the nine month period ended February 28, 2013 compared with $9.7 million in the Successor period from August 20, 2011 to February 29, 2012 and $3.4 million in the Predecessor period from June 1, 2011 to August 19, 2011.  Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

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

For the year ended May 31, 2012, certain amounts within property and equipment have been reclassified for presentation purposes.  There has been no change in total property and equipment or accumulated depreciation.

6.	GOODWILL

Changes in goodwill for the nine month period ended February 28, 2013 and the year ended May 31, 2012 were as follows (in thousands):

	February 28, 2013	May 31, 2012

Balance at beginning of period	$966,338	$-
Additions:
Acquisition of Immucor, Inc.	-	972,295
Foreign currency translation adjustment	880	(5,957)
Balance at end of period	$967,218	$966,338

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		February 28, 2013			May 31, 2012
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Intangible assets subject to amortization:
Customer relationships	20	$450,525	$(34,728)	$415,797	$449,665	$(17,799)	$431,866
Existing technology / trade names	11	266,000	(37,350)	228,650	266,000	(19,076)	246,924
Corporate trade name	15	40,000	(4,088)	35,912	40,000	(2,088)	37,912
Below market leasehold interests	5	860	(264)	596	860	(135)	725
Deferred licensing costs	6	99	(17)	82	99	(4)	95
Total amortizable assets		757,484	(76,447)	681,037	756,624	(39,102)	717,522

Intangible assets not subject to amortization:
In-process research and development		18,000	-	18,000	18,000	-	18,000
Total non-amortizable assets		18,000	-	18,000	18,000	-	18,000

Intangible assets, net		$775,484	$(76,447)	$699,037	$774,624	$(39,102)	$735,522

A portion of the Company’s customer list is held in functional currencies outside the U.S.  Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization of intangible assets was $12.4 million and $12.4 million for the quarters ended February 28, 2013 and February 29, 2012, respectively. Amortization of intangible assets was $37.2 million in the nine month period ended February 28, 2013 compared with $26.5 million in the Successor period from August 20, 2011 to February 29, 2012 and $0.9 million in the Predecessor period from June 1, 2011 to August 19, 2011.

The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2013	$49,767
2014	49,767
2015	49,767
2016	49,767
2017	49,476

8.	DEFERRED FINANCING COSTS

Changes in deferred financing costs for the nine month period ended February 28, 2013 and the year ended May 31, 2012 were as follows (in thousands):

	February 28, 2013	May 31, 2012

Balance at beginning of period	$38,769	$-
Debt issuance costs	9,867	42,474
Loss on extinguishment of debt	(5,625)	-
Amortization	(3,600)	(3,705)
Balance at end of period	$39,411	$38,769

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility, which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 9.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	February 28, 2013	May 31, 2012

Term Loan Facility, net of $11,852 and $16,821 debt discounts, respectively (1)	$601,484	$595,104
Revolving Facility	21,000	-
Notes, net of $4,491 and $4,821 debt discounts, respectively	395,509	395,179
	1,017,993	990,283
Less current portion, net of discounts	(25,210)	(3,922)
Long-term debt, net of current portion	$992,783	$986,361

(1) $3,486 of the decrease in debt discounts was included in loss extinguishment of debt.

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615.0 million senior secured term loan facility with Term B Loans (the “Original Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Original Term Loan Facility, the “Original Senior Credit Facilities”) with certain lenders, Citibank, N.A., as administrative agent and collateral agent (the “Administrative Agent”) and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the administrative agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

On August 21, 2012, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities by entering into Amendment No. 1 which replaced the existing Term B Loans with a new class of Term B-1 Loans in an aggregate principal amount of $610.4 million.  Amendment No. 1 also extended the maturity date of the Revolving Facility to August 19, 2017.

As a result of Amendment No. 1, the Company recognized a $6.7 million loss on debt extinguishment in the first quarter of the 2013 fiscal year with regards to certain portions of the deferred financing costs ($4.0 million) and original issuance discount (“OID”) ($2.7 million) related to the Original Term Loan Facility.  Amendment No. 1 had no significant impact related to the Revolving Facility, as there was no change in the lenders or decrease in the Revolving Facility borrowing capacity.  In addition, the Company capitalized $2.5 million of debt issuance costs associated with Amendment No. 1 as Deferred Financing Costs.

On February 19, 2013, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amendment No. 3 and Amendment No. 4 to the credit agreement governing the Original Senior Credit Facilities. Amendment No. 3 replaced the existing Term B-1 Loans with a new class of Term B-2 Loans in an aggregate principal amount of $613.3 million (the “Term Loan Facility”), including the issuance of an additional $6 million of Term B-2 Loans.  Amendment No. 3 also lowered the interest rates on the Term B-2 Loans and removed the financial debt covenant requirement. The Term B-2 Loans mature August 19, 2018, the same maturity date as the previous Term B-1 Loans.  Amendment No. 4 lowered the interest rates on the Revolving Facility.  There were no other substantive changes to the Revolving Facility.  The Term Loan Facility, as amended, together with the Revolving Facility, as amended, is referred to as the “Senior Credit Facilities.”

As a result of Amendment No. 3, the Company recognized a $2.4 million loss on debt extinguishment during the third quarter of the 2013 fiscal year with regards to certain portions of the deferred financing costs ($1.7 million) and OID ($0.7 million) related to the Original Term Loan Facility, as previously amended.  Amendment No. 4 had no significant impact related to the Revolving Facility, as there was no change in the lenders or decrease in the Revolving Facility borrowing capacity.  In addition, the Company capitalized $7.3 million of debt issuance costs associated with Amendments No. 3 and No. 4 as Deferred Financing Costs.

The credit agreement governing the Senior Credit Facilities provides that, subject to certain conditions, the Company may request additional tranches of term loans and/or increase commitments under the Revolving Facility and/or the Term Loan Facility and/or add one or more incremental revolving credit facility tranches (provided there are no more than three such tranches with different maturity dates outstanding at any time) in an aggregate amount not to exceed (a) $150.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a senior secured first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.  See “LIFECODES Announced Acquisition and Related Amendments” below regarding the use of a portion of this incremental debt.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility as most recently amended with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.5 million per quarter.  The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the Term Loan Facility was 5.00% as of February 28, 2013.  At February 28, 2013, there was $21.0 million of borrowings under the Revolving Facility at an average interest rate of 4.95% and no outstanding letters of credit.

Prior to Amendment No. 1, the interest rates on the Original Term Loan Facility had a LIBOR floor of 1.50% and the applicable margin was 5.75%.  The Revolving Facility’s interest rates had an applicable margin of 4.75% with respect to base rate loans and 5.75% with respect to LIBOR loans.  The interest rate on the Original Term Loan Facility for all periods prior to the effective date of Amendment No. 1 was 7.25%.

Prior to Amendments No. 3 and No. 4, the interest rates on the Original Term Loan Facility, as amended, had a LIBOR floor of 1.25% and the applicable margin was 4.50%.  The Revolving Facility’s interest rates had an applicable margin of 3.50% with respect to base rate loans and 4.50% with respect to LIBOR loans.  The interest rates on the Original Term Loan Facility, as amended, for all periods after the effective date of Amendment No. 1 and prior to the effective date of Amendment No. 3 was 5.75%.

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

The Senior Credit Facilities include restrictions on the Company’s ability and the ability of certain of its subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends (including to Parent) on or redeem or repurchase capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to, or merge or consolidate with or into, another company or prepay or amend subordinated or unsecured debt.

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

Amendment No. 3 also modified the financial covenant of the Senior Credit Facilities such that the financial covenant is no longer applicable to the Term Loan Facility and is only applicable to the Revolving Facility.  The Company is required to comply on a quarterly basis with a maximum senior secured net leverage ratio covenant of 5.25 to 1.00 only if there are amounts outstanding under the Revolving Facility.  Remedies for default under such covenant may only be exercised by the lenders under the Revolving Facility.

Previously the covenant, which applied to the Term B Loans and subsequent Term B-1 Loans, required the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant of 5.25 to 1.00, tested on the last day of each fiscal quarter. A breach of this covenant was subject to certain equity cure rights. If an event of default had occurred, the lenders could have declared all amounts outstanding under the Senior Credit Facilities immediately due and payable. In such event, the lenders could have exercised any rights and remedies they may have had by law or agreement, including the ability to cause all or any part of the collateral securing the Senior Credit Facilities to be sold.

The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including upon change of control and a cross-default to any other indebtedness with an aggregate principal amount of $20 million or more.

LIFECODES Announced Acquisition and Related Amendments

As discussed in Note 19, on January 3, 2013, the Company entered into a definitive agreement to acquire the LIFECODES business from Gen-Probe Incorporated, a subsidiary of Hologic, Inc. (“LIFECODES Acquisition”).  The Company received a debt commitment letter from the Administrative Agent and another lender that provided an aggregate of $50.0 million in debt financing to be used to finance a portion of the purchase price as well as pay related fees and expenses.

On January 25, 2013, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amendment No. 2 to the credit agreement governing the Original Senior Credit Facilities.  Amendment No. 2 was to become effective on the date of the closing of the LIFECODES Acquisition and the incremental $50.0 million of term loan debt was to have the same terms as the Term B-1 Loans.

On February 19, 2013 and concurrent with Amendments No. 3 and No. 4, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amended and Restated Amendment No. 2.  The Amended and Restated Amendment No. 2 became effective on March 22, 2013, the date of the closing of the LIFECODES Acquisition, and the Company issued an additional $50.0 million in Term B-2 Loan with the same terms and maturity date as the existing Term B-2 Loans.

Indenture and the Senior Notes Due 2019

On August 19, 2011, the Company (as successor by merger to the Merger Sub), issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2019.

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

The Company is not aware of any violations of the covenants pursuant to the terms of the Indenture or the credit agreement governing the Senior Credit Facilities.

Future Commitments

Minimum debt principal repayment requirements over the next five fiscal years are as follows (in thousands):

Year Ending May 31:
2013	$22,533
2014	6,133
2015	6,133
2016	6,133
2017	6,133
Thereafter	987,271
$1,034,336

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

Notes, including OID amortization	$11,236	$10,923
Term loan facility, including OID amortization	9,097	11,693
Amortization of deferred financing costs	1,210	1,153
Interest rate swaps	247	278
Revolving credit facility fees	160	96
Other interest	2	-
	$21,952	$24,143

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

Notes, including OID amortization	$33,705	$23,894	$-
Term loan facility, including OID amortization	29,997	25,155	-
Amortization of deferred financing costs	3,600	2,488	-
Interest rate swaps	772	498	-
Revolving credit facility fees	612	271	-
Other interest	5	80	-
	$68,691	$52,386	$-

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In August 2011, during the Successor Period, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $320 million related to a portion of the Company’s floating rate indebtedness. The purpose of entering into these swaps was to eliminate all but small movements (due to possible differences in reset timing between the swap and the debt) in future debt interest payments and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company’s strategy is to use a pay fixed, receive floating swap to convert the current or any replacement floating rate credit facility where LIBOR is consistently applied into a USD fixed rate obligation.  The only variable piece remaining is the difference in actual reset date when the swap and debt are not lined up. Consistent with the terms of the Original Term Loan Facility, these swaps included a LIBOR floor of 1.50%. These swap agreements, effective in August 2011, hedged a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016. As a result of entering into the swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness was fixed at a weighted average rate of 1.80% through September 28, 2012.

In August 2012, the Company amended the interest rate swap agreements noted above effective on September 28, 2012.  The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility, as amended.  Consistent with the terms of the Company’s Term Loan Facility, these amended swaps include a LIBOR floor of 1.25%.  These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016.  As a result of the amended swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.59% after September 28, 2012.

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

A summary of the recorded liabilities included in the consolidated balance sheet and statement of operations is as follows (in thousands):

	February 28, 2013	May 31, 2012

Interest rate swaps (included in other liabilities)	$(2,323)	$(2,198)

		Successor	Predecessor
Location of Loss Reclassified From Accumulated OCI into Income	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

Interest expense (effective)	$(763)	$(498)	$-

Interest expense (ineffective)	$(9)	$-	$-

11.	FAIR VALUE

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

Derivative instruments measured at fair value as of February 28, 2013 and May 31, 2012, and their classification on the consolidated balance sheets are as follows (in thousands):

	Fair Value at February 28, 2013
	Level 1	Level 2	Level 3

Derivatives:
Interest rate swaps (included in other liabilities)	$-	$(2,323)	$-

	Fair Value at May 31, 2012
	Level 1	Level 2	Level 3

Derivatives:
Interest rate swaps (included in other liabilities)	$-	$(2,198)	$-

The Level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets.

Financial assets and liabilities

The fair values of the Notes and the Term Loan Facility are estimated to be $455.3 million and $614.1 million, respectively, at February 28, 2013 based on recent trades of these debt instruments.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of February 28, 2013 and May 31, 2012 are as follows (in thousands):

	February 28, 2013	May 31, 2012

Foreign currency translation adjustment	$(14,822)	$(18,385)
Cash flow hedge, net of tax	(1,480)	(1,358)
	$(16,302)	$(19,743)

13.	SHARE-BASED COMPENSATION

Successor share-based compensation

Plan summary

The IVD Holdings Inc. 2011 Equity Incentive Plan (the “2011 Plan”) was established in December 2011 by the Company’s indirect parent company Holdings.  Under the 2011 Plan, awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, performance awards and any other awards that are convertible into or based on stock can be granted as incentive or compensation to employees, non-employee directors, consultants or advisors of the Company and Holdings.  The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.

A maximum of 514,631 shares of stock in Holdings, or 5.6% of authorized shares, may be delivered in satisfaction of, or may underlie, awards under the Plan. Stock option awards are granted with either time based vesting or performance based vesting.  The time vested options typically vest over a five year period (20% per year).  The performance vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not have a contractual term.

Valuation method used and assumptions

The Company estimates the fair value of stock options and stock appreciation rights using a Monte Carlo simulation approach. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity value, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of stock options and stock appreciation rights at the grant date using the following weighted average assumptions:

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

3.	Represents the period of time stock options and stock appreciation rights are expected to remain outstanding.
4.	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

Stock options

Time vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the time vested options was as follows for the period ended February 28, 2013:

	Number of Shares	Weighted Average Exercise Price

Time vested options outstanding at May 31, 2012	139,779	$100.00
Granted	20,000	100.00
Exercised	-	-
Forfeited	(6,800)	100.00
Expired/Cancelled	(1,700)	100.00
Time vested options outstanding at February 28, 2013	151,279	$100.00

The aggregate intrinsic value in the above table is zero and represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount. The weighted average remaining contractual life of the time vested options outstanding as of February 28, 2013 is 9.0 years.  There are no exercisable time vested options as of February 28, 2013.

The weighted-average grant-date fair value of share options granted during the period ended February 28, 2013 was $27.73.

As of February 28, 2013, there was $3.1 million of total unrecognized compensation cost related to nonvested time-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.7 years.

Performance vested options

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable.  Management reassesses at each reporting date whether satisfaction of the performance condition is probable.  If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change.  As of February 28, 2013, management believes the achievement of the performance conditions related to the performance based stock options is probable.  Accordingly, the Company has recognized expense on these awards.  Activity for the performance vested options was as follows for the period ended February 28, 2013:

	Number of Shares	Weighted Average Exercise Price

Performance vested options outstanding at May 31, 2012	135,779	$100.00
Granted	20,000	100.00
Exercised	-	-
Forfeited	(8,500)	100.00
Expired/Cancelled	-	-
Performance vested options outstanding at February 28, 2013	147,279	$100.00

The aggregate intrinsic value in the above table is zero and represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal period.  Options that are underwater are not included in the intrinsic value amount.  The weighted average remaining contractual life of the performance vested options outstanding as of February 28, 2013 is 9.0 years.  There are no exercisable performance vested options as of February 28, 2013.

The weighted-average grant-date fair value of share options granted during the period ended February 28, 2013 was $20.59.

As of February 28, 2013, there was $2.4 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.5 years.

Nonvested restricted stock units

The fair value of nonvested restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in nonvested restricted stock units for the period ended February 28, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2012	2,100	$78.64
Granted	1,600	78.64
Vested	-	-
Forfeited	-	-
Nonvested restricted stock units outstanding at February 28, 2013	3,700	$78.64

As of February 28, 2013, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.5 years.

Stock appreciation rights

The stock appreciation rights that have been awarded are performance-based, cash-settled awards, which require liability treatment.  The performance condition linked to vesting of these awards is a liquidity event.  As of February 28, 2013, management has determined that the satisfaction of that performance condition is not considered probable.  Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the period ended February 28, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2012	87,000	$20.59
Granted	38,900	20.59
Vested	-	-
Forfeited	(9,200)	20.59
Cancelled/Expired	(5,000)	20.59
Stock appreciation rights outstanding at February 28, 2013	111,700	$20.59

As of February 28, 2013, the fair value of the unrecognized liability relating to cash-settled stock appreciation rights was $2.3 million.

Shares available for future grants

As of February 28, 2013, a total of 100,673 shares were available for future grants.

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

Plan activity

In an annual group grant in June 2011, the Company issued 162,535 performance based units and 228,890 restricted stock units with a grant date fair value of $19.85. These units had an original vesting period of three years but became fully vested immediately prior to the Acquisition.

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

Compensation expense of Successor and Predecessor

Share-based compensation of the Successor reflects the fair value of employee share-based awards, including both performance and time vested.  For time vested awards, the expense is typically recognized on a straight line basis over the requisite service period. For performance based awards, the expense is recognized when the achievement of the performance conditions is considered probable.

A summary of share-based compensation recorded in the consolidated statements of operations for the quarters ended February 28, 2013 and February 29, 2012, respectively, are as follows (in thousands):

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

Share-based compensation	$311	$314
Tax benefit	(121)	(122)
Share-based compensation, net	$190	$192

A summary of share-based compensation recorded in the consolidated statements of operations for the nine month ended February 28, 2013, and for the nine months ended February 29, 2012, separated into Predecessor and Successor periods, are as follows (in thousands):

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

Share-based compensation	$1,167	$314	$16,233
Tax benefit	(454)	(122)	(5,682)
Share-based compensation, net	$713	$192	$10,551

14.	INCOME TAXES

As a result of the Acquisition, the Company had a short tax year that coincided with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that were expected to be reported on the short period return ending August 19, 2011. For fiscal 2013 and the Successor fiscal 2012 period, the Company estimated its annual effective rate based on projected taxable income for the remainder of the year, adjusting as necessary for discrete events occurring in a particular period. The effective tax rate is applied to pre-tax book income to arrive at a tax provision for the period.

The effective tax rate for the nine month period ended February 28, 2013, the Successor period from August 20, 2011 through February 29, 2012, and the Predecessor period from June 1, 2011 through August 19, 2011 was 37.3%, 38.5% and (72.6)%, respectively.  The difference between the federal statutory rate and the effective tax rate for the 2013 period was primarily due to lower foreign income tax rates, discrete tax items recognized during the current fiscal year as a result of changes in enacted tax laws, and the expiration of the statute of limitations for the benefits associated with uncertain tax positions. The difference between the federal statutory rate and the effective tax rate for the 79 day period ending August 19, 2011 (the Predecessor fiscal 2012 period) primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) operating loss and credit carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In accounting for the Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities are offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. Net deferred long-term tax liabilities total $227.0 million at February 28, 2013.

In connection with the preparation of the consolidated income tax return of Holdings, certain deductions incurred in connection with the Acquisition were reflected in the Company’s taxable income (loss).  The tax benefit of $0.7 million arising from these deductions is included in deferred tax liabilities and was treated as additional contributed capital by the Company.

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

Net sales by product group, segment information and net export sales for the quarters ended February 28, 2013 and February 29, 2012, respectively, as well as for the nine months ended February 28, 2013 and for the nine months ended February 29, 2012, separated into Predecessor and Successor periods, is as follows (in thousands):

Net Sales by Product Group.

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

Net sales by product group:
Traditional reagents	$46,100	$48,371
Capture reagents	24,151	20,153
Instruments	14,243	11,362
Molecular immunohematology	1,698	1,484
Net sales	$86,192	$81,370

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

Net sales by product group:
Traditional reagents	$139,143	$102,362	$42,936
Capture reagents	69,263	45,801	21,239
Instruments	40,020	24,439	9,457
Molecular immunohematology	4,976	3,193	1,278
Net sales	$253,402	$175,795	$74,910

Segment Information

	For the Quarter Ended February 28, 2013

	U.S.	Europe	Other	Elims	Consolidated
Net sales:
Unaffiliated customers	$60,201	$17,133	$8,858	$-	$86,192
Affiliates	7,704	4,091	41	(11,836)	-
Net Sales	$67,905	$21,224	$8,899	$(11,836)	$86,192

Income from operations	$11,424	$972	$448	$-	$12,844

	For the Quarter Ended February 29, 2012

	U.S.	Europe	Other	Elims	Consolidated
Net sales:
Unaffiliated customers	$56,007	$16,750	$8,613	$-	$81,370
Affiliates	3,735	4,508	83	(8,326)	-
Net Sales	$59,742	$21,258	$8,696	$(8,326)	$81,370

Income from operations	$5,250	$1,393	$2,470	$-	$9,113

	For the Nine Months Ended February 28, 2013

	U.S.	Europe	Other	Elims	Consolidated
Net sales:
Unaffiliated customers	$175,816	$50,694	$26,892	$-	$253,402
Affiliates	20,951	12,281	245	(33,477)	-
Net Sales	$196,767	$62,975	$27,137	$(33,477)	$253,402

Income from operations	$27,017	$5,529	$2,539	$-	$35,085

	Successor
	August 20, 2011 through February 29, 2012

	U.S.	Europe	Other	Elims	Consolidated
Net sales:
Unaffiliated customers	$120,002	$37,693	$18,100	$-	$175,795
Affiliates	8,162	8,808	207	(17,177)	-
Net Sales	$128,164	$46,501	$18,307	$(17,177)	$175,795

(Loss) income from operations	$(19,417)	$336	$2,929	$-	$(16,152)

	Predecessor
	June 1, 2011 through August 19, 2011

	U.S.	Europe	Other	Elims	Consolidated
Net sales:
Unaffiliated customers	$52,364	$15,100	$7,446	$-	$74,910
Affiliates	3,679	3,992	110	(7,781)	-
Net Sales	$56,043	$19,092	$7,556	$(7,781)	$74,910

(Loss) income from operations	$(10,298)	$1,619	$2,171	$-	$(6,508)

 Net Export Sales

	Quarter Ended Ended February 28, 2013	Quarter Ended Ended February 29, 2012

United States	$2,737	$1,868
Europe	2,225	1,712
Other	663	860
Total net export sales	$5,625	$4,440

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 through February 29, 2012	June 1, 2011 through August 19, 2011

United States	$8,625	$3,619	$1,417
Europe	5,717	3,893	964
Other	2,303	1,493	526
Total net export sales	$16,645	$9,005	$2,907

16.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

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

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
February 28, 2013

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$767	$-	$18,935	$(182)	$19,520
Accounts receivable, net	31,248	876	33,266	-	65,390
Intercompany receivable	51,508	9	4,740	(56,257)	-
Inventories	21,971	2,615	11,029	-	35,615
Deferred income tax assets, current portion	4,168	531	933	-	5,632
Prepaid expenses and other current assets	5,320	31,408	4,636	(30,612)	10,752
Total current assets	114,982	35,439	73,539	(87,051)	136,909

PROPERTY AND EQUIPMENT, NET	41,574	3,649	19,041	-	64,264
INVESTMENT IN SUBSIDIARIES	168,717	-	4	(168,721)	-
GOODWILL	903,512	6,659	57,047	-	967,218
INTANGIBLE ASSETS, NET	646,745	10,276	42,016	-	699,037
DEFERRED FINANCING COSTS, NET	39,411	-	-	-	39,411
OTHER ASSETS	6,231	7,818	392	(7,710)	6,731
Total assets	$1,921,172	$63,841	$192,039	$(263,482)	$1,913,570

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,894	$1,218	$2,857	$-	$12,969
Intercompany payable	1,015	49,047	6,195	(56,257)	-
Accrued expenses and other current liabilities	11,284	1,381	7,942	(182)	20,425
Income taxes payable	30,724	4	4,008	(30,612)	4,124
Deferred revenue, current portion	1,223	10	1,156	-	2,389
Current portion of long-term debt, net of debt discounts	25,210	-	-	-	25,210
Total current liabilities	78,350	51,660	22,158	(87,051)	65,117

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	992,783	-	-	-	992,783
DEFERRED REVENUE	296	-	24	-	320
DEFERRED INCOME TAX LIABILITIES	222,637	-	12,107	(7,710)	227,034
OTHER LONG-TERM LIABILITIES	11,341	-	1,210	-	12,551
Total liabilities	1,305,407	51,660	35,499	(94,761)	1,297,805
SHAREHOLDERS' EQUITY
Total shareholders' equity	615,765	12,181	156,540	(168,721)	615,765
Total liabilities and shareholders' equity	$1,921,172	$63,841	$192,039	$(263,482)	$1,913,570

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2012

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,093	$-	$10,629	$(144)	$18,578
Accounts receivable, net	27,542	489	38,361	-	66,392
Intercompany receivable	46,856	23	7,610	(54,489)	-
Inventories	21,697	1,438	10,235	-	33,370
Deferred income tax assets, current portion	4,168	531	790	-	5,489
Prepaid expenses and other current assets	6,336	31,227	4,784	(30,609)	11,738
Total current assets	114,692	33,708	72,409	(85,242)	135,567

PROPERTY AND EQUIPMENT, Net	44,103	1,407	19,152	-	64,662
INVESTMENT IN SUBSIDIARIES	162,895	-	4	(162,899)	-
GOODWILL	903,512	6,659	56,167	-	966,338
INTANGIBLE ASSETS, Net	682,187	10,438	42,897	-	735,522
DEFERRED FINANCING COSTS, Net	38,769	-	-	-	38,769
OTHER ASSETS	7,817	5,558	370	(5,450)	8,295
Total assets	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,816	$1,145	$1,773	$-	$12,734
Intercompany payable	190	39,177	15,122	(54,489)	-
Accrued expenses and other current liabilities	31,250	1,421	8,829	(144)	41,356
Income taxes payable	30,719	-	3,544	(30,609)	3,654
Deferred revenue, current portion	1,270	20	1,316	-	2,606
Current portion of long-term debt, net of debt discounts	3,922	-	-	-	3,922
Total current liabilities	77,167	41,763	30,584	(85,242)	64,272

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	986,361	-	-	-	986,361
DEFERRED REVENUE	391	-	40	-	431
DEFERRED INCOME TAX LIABILITIES	238,582	-	12,364	(5,450)	245,496
OTHER LONG-TERM LIABILITIES	14,096	-	1,119	-	15,215
Total liabilities	1,316,597	41,763	44,107	(90,692)	1,311,775
SHAREHOLDERS' EQUITY:
Total shareholders' equity	637,378	16,007	146,892	(162,899)	637,378
Total liabilities and shareholders' equity	$1,953,975	$57,770	$190,999	$(253,591)	$1,949,153

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended February 28, 2013

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$66,455	$1,450	$30,123	$(11,836)	$86,192
COST OF SALES (exclusive of amortization shown separately below)	21,797	1,046	18,990	(11,836)	29,997
GROSS MARGIN	44,658	404	11,133	-	56,195

OPERATING EXPENSES:
Research and development	3,539	1,315	-	-	4,854
Selling and marketing	5,575	458	5,023	-	11,056
Distribution	2,843	57	1,688	-	4,588
General and administrative	7,583	444	2,419	-	10,446
Amortization of intangibles	11,770	54	583	-	12,407
Total operating expenses	31,310	2,328	9,713	-	43,351

INCOME (LOSS) FROM OPERATIONS	13,348	(1,924)	1,420	-	12,844

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	35	(23)	12
Interest expense	(21,970)	-	(5)	23	(21,952)
Loss on extinguishment of debt	(2,425)	-	-	-	(2,425)
Other, net	(139)	-	(4)	-	(143)
Total non-operating (expense) income	(24,534)	-	26	-	(24,508)

(LOSS) INCOME BEFORE INCOME TAXES	(11,186)	(1,924)	1,446	-	(11,664)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,570)	(695)	514	-	(5,751)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(5,616)	(1,229)	932	-	(5,913)
NET LOSS OF CONSOLIDATED SUBSIDIARIES	(297)	-	-	297	-
NET (LOSS) INCOME	$(5,913)	$(1,229)	$932	$297	$(5,913)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Quarter Ended February 29, 2012

(in thousands)
(Unaudited)
	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$58,374	$1,368	$29,954	$(8,326)	$81,370
COST OF SALES (exclusive of amortization shown separately below)	19,633	1,049	16,232	(8,326)	28,588
GROSS MARGIN	38,741	319	13,722	-	52,782

OPERATING EXPENSES:
Research and development	2,285	1,466	24	-	3,775
Selling and marketing	5,146	431	4,031	-	9,608
Distribution	2,691	43	1,762	-	4,496
General and administrative	9,961	486	2,949	-	13,396
Amortization of intangibles	11,251	50	1,093	-	12,394
Certain litigation expenses	-	-	-	-	-
Total operating expenses	31,334	2,476	9,859	-	43,669

INCOME (LOSS) FROM OPERATIONS	7,407	(2,157)	3,863	-	9,113

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	19	(19)	-
Interest expense	(24,143)	-	(19)	19	(24,143)
Other, net	(94)	-	34	-	(60)
Total non-operating (expense) income	(24,237)	-	34	-	(24,203)

(LOSS) INCOME BEFORE INCOME TAXES	(16,830)	(2,157)	3,897	-	(15,090)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,670)	(921)	1,632	-	(5,959)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,160)	(1,236)	2,265	-	(9,131)
NET INCOME OF CONSOLIDATED SUBSIDIARIES	1,029	-	-	(1,029)	-
NET (LOSS) INCOME	$(9,131)	$(1,236)	$2,265	$(1,029)	$(9,131)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended February 28, 2013

(in thousands)
(Unaudited)
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$192,414	$4,353	$90,112	$(33,477)	$253,402
COST OF SALES (exclusive of amortization shown separately below)	61,860	2,997	52,884	(33,477)	84,264
GROSS MARGIN	130,554	1,356	37,228	-	169,138

OPERATING EXPENSES:
Research and development	9,822	4,419	35	-	14,276
Selling and marketing	19,277	1,396	15,545	-	36,218
Distribution	8,653	144	5,020	-	13,817
General and administrative	23,213	1,319	6,843	-	31,375
Amortization of intangibles	35,312	163	1,717	-	37,192
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	97,452	7,441	29,160	-	134,053

INCOME (LOSS) FROM OPERATIONS	33,102	(6,085)	8,068	-	35,085

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	74	(52)	22
Interest expense	(68,726)	-	(17)	52	(68,691)
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)
Other, net	(319)	-	54	-	(265)
Total non-operating (expense) income	(78,156)	-	111	-	(78,045)

(LOSS) INCOME BEFORE INCOME TAXES	(45,054)	(6,085)	8,179	-	(42,960)
(BENEFIT) PROVISION FOR INCOME TAXES	(16,549)	(2,260)	2,796	-	(16,013)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(28,505)	(3,825)	5,383	-	(26,947)
NET INCOME OF CONSOLIDATED SUBSIDIARIES	1,558	-	-	(1,558)	-
NET (LOSS) INCOME	$(26,947)	$(3,825)	$5,383	$(1,558)	$(26,947)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
August 20, 2011 through February 29, 2012

(in thousands)
(Unaudited)
	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$125,296	$2,868	$64,808	$(17,177)	$175,795
COST OF SALES (exclusive of amortization shown separately below)	52,294	2,644	40,409	(17,177)	78,170
GROSS MARGIN	73,002	224	24,399	-	97,625

OPERATING EXPENSES:
Research and development	4,671	4,810	63	-	9,544
Selling and marketing	10,702	1,040	8,911	-	20,653
Distribution	5,847	84	3,790	-	9,721
General and administrative	18,263	1,138	5,954	-	25,355
Amortization of intangibles	23,982	106	2,416	-	26,504
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	85,465	7,178	21,134	-	113,777

(LOSS) INCOME FROM OPERATIONS	(12,463)	(6,954)	3,265	-	(16,152)

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	73	(67)	6
Interest expense	(52,406)	-	(47)	67	(52,386)
Other, net	513	-	87	-	600
Total non-operating (expense) income	(51,893)	-	113	-	(51,780)

(LOSS) INCOME BEFORE INCOME TAXES	(64,356)	(6,954)	3,378	-	(67,932)
(BENEFIT) PROVISION FOR INCOME TAXES	(24,831)	(2,653)	1,304	-	(26,180)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(39,525)	(4,301)	2,074	-	(41,752)
NET LOSS OF CONSOLIDATED SUBSIDIARIES	(2,227)	-	-	2,227	-
NET (LOSS) INCOME	$(41,752)	$(4,301)	$2,074	$2,227	$(41,752)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
June 1, 2011 through August 19, 2011

(in thousands)
(Unaudited)
	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$55,063	$980	$26,648	$(7,781)	$74,910
COST OF SALES (exclusive of amortization shown separately below)	17,070	722	12,944	(7,781)	22,955
GROSS MARGIN	37,993	258	13,704	-	51,955

OPERATING EXPENSES:
Research and development	2,390	2,471	34	-	4,895
Selling and marketing	5,321	568	4,621	-	10,510
Distribution	2,331	34	1,587	-	3,952
General and administrative	33,903	657	3,615	-	38,175
Amortization of intangibles	117	757	57	-	931
Total operating expenses	44,062	4,487	9,914	-	58,463

(LOSS) INCOME FROM OPERATIONS	(6,069)	(4,229)	3,790	-	(6,508)

NON-OPERATING INCOME (EXPENSE):
Interest income	46	-	117	(21)	142
Interest expense	-	-	(21)	21	-
Other, net	(246)	14	2,905	-	2,673
Total non-operating (expense) income	(200)	14	3,001	-	2,815

(LOSS) INCOME BEFORE INCOME TAXES	(6,269)	(4,215)	6,791	-	(3,693)
PROVISION (BENEFIT) FOR INCOME TAXES	1,497	(1,598)	2,782	-	2,681
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,766)	(2,617)	4,009	-	(6,374)
NET INCOME OF CONSOLIDATED SUBSIDIARIES	1,392	-	-	(1,392)	-
NET (LOSS) INCOME	$(6,374)	$(2,617)	$4,009	$(1,392)	$(6,374)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING CASH FLOW INFORMATION
Nine Months Ended February 28, 2013

(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(16,071)	$2,464	$8,691	$88	$(4,828)
Net cash used in operating activities	(3,798)	(2,502)	(615)	-	(6,915)
Net cash provided by financing activities	12,543	-	-	-	12,543
Effect of exchange rate changes on cash and cash equivalents	-	-	231	(88)	142
(Decrease) increase in cash and cash equivalents	(7,326)	(38)	8,306	-	942
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$767	$(182)	$18,935	-	$19,520

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
August 20, 2011 through February 29, 2012

(in thousands)
(Unaudited)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(11,674)	$310	$16,680	$(9,978)	$(4,662)
Net cash used in investing activities	(1,941,668)	(365)	(640)	-	(1,942,673)
Net cash provided by (used in) financing activities	1,653,628	-	(10,753)	10,752	1,653,627
Effect of exchange rate changes on cash and cash equivalents	-	-	(476)	(774)	(1,250)
(Decrease) increase in cash and cash equivalents	(299,714)	(55)	4,811	-	(294,958)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$14,590	$(144)	$13,559	$-	$28,005

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

In October 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether Immucor violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999, and whether Immucor or others engaged in unfair methods of competition by restricting price competition. On January 10, 2013, the FTC informed the Company that it has closed its 2007 investigation of the Company.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserted federal securities fraud claims on behalf of a putative class of purchasers of the Company’s common stock between October 19, 2005 and June 25, 2009.  In December 2012, in exchange for a release of all claims, the Company entered into a settlement agreement with the plaintiff class representatives in these actions (without acknowledging fault).  On March 6, 2013, the Company received preliminary approval of the settlement.  Final approval is expected in June 2013.  The proposed settlement is covered under the Company’s insurance and is not expected to impact financial results.

Other than as set forth above, the Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.  However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

18.	ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In February 2013, the FASB issued ASU No. 2013-02:  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponds to the Company’s first quarter of fiscal 2014.  Early adoption is permitted.  The adoption of ASU 2013-02 is not expected have a material impact on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in Accounting Standards Codification.  There have been a number of ASUs to date that amend the original text of the ASC.  Except for those listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company.  Additionally, there were various other accounting standards and interpretations issued during the quarter ended February 28, 2013 that the Company has not been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

19.	SUBSEQUENT EVENT

LIFECODES Acquisition

On March 22, 2013, the Company paid $87.3 million to purchase the LIFECODES business from Gen-Probe Incorporated, a subsidiary of Hologic, Inc.  The acquisition was funded by additional borrowings of $50.0 million of Term B-2 Loans under the terms of the Amended and Restated Amendment No. 2 to the Senior Credit Facilities and an equity investment of $42.5 million from the Parent.  The incremental funding of $5.2 million was used for $3.7 million of transaction costs, including deferred financing costs, and to provide additional working capital.  The final LIFECODES acquisition price may be impacted by certain working capital targets associated with the LIFECODES business as well as a potential earn-out totaling $10.0 million in cash if the business achieves certain financial targets in calendar 2013.

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S., the Food and Drug Administration (“FDA”) regulates all aspects of the blood banking industry, including the marketing of reagents and instruments used to detect and identify blood properties. Additionally, we are subject to government legislation that governs the delivery of healthcare.  For example, in the U.S., the Patient Protection and Affordable Care Act (the “Act”) was signed into law in March 2010 and contains elements that could meaningfully change the way healthcare is developed, delivered and paid.  Included in the legislation is a 2.3% excise tax on the sale of certain medical devices as defined by the Act and IRS regulations.  The medical device excise tax began applying to the Company in January 2013.  The annualized impact of the medical device excise tax is estimated to be $1.2 million.

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

On March 22, 2013, we expanded our business to include transplantation diagnostics with the acquisition of LIFECODES.  See “Recent Developments” below for further discussion.

Recent Developments

The following discusses recent material developments in our business.

Lower Industry Demand in the U.S. Market – We continue to believe the U.S. market is experiencing lower demand for blood because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. Blood demand continued to decline in fiscal 2013 although at a much lower rate than the prior two fiscal years.

Performance – We have presented the results of operations for the three months ended February 28, 2013 and February 29, 2012 as well as for the nine months ended February 28, 2013 and for the nine months ended February 29, 2012, separated into Predecessor and Successor periods.  In addition, we have presented the results of the cash flows for the nine months ended February 28, 2013 and for the nine months ended February 29, 2012, separated into Predecessor and Successor periods. We have prepared our discussion and analysis of the results of operations by comparing the three and nine months ended February 28, 2013 with those results of the three month period ending February 29, 2012 and the combined Successor and Predecessor results for the nine months ended February 29, 2012, respectively. In addition, we have prepared our discussion and analysis of the cash flows by comparing the nine months ended February 28, 2013 with the combined Successor and Predecessor results for the nine months ended February 29, 2012.  We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, and (iii) may not be predictive of future results of operations.

LIFECODES Acquisition – On January 3, 2013, the Company entered into a definitive agreement to acquire the LIFECODES business from Gen-Probe Incorporated, a subsidiary of Hologic, Inc.  The acquisition of LIFECODES enables Immucor to enter the field of transplantation diagnostics – a close adjacency to our current industry of transfusion medicine. The LIFECODES business specializes in pre-transplant human leukocyte antigen (HLA) typing and screening to ensure the most compatible match between patient and donor, as well as post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products.  The transaction closed effective March 22, 2013.

Results of Operations

Comparison of Quarters and the Nine Month Periods Ended February 28, 2013 and February 29, 2012

	Quarter Ended	Quarter Ended	Change
	February 28, 2013	February 29, 2012	Amount	%
	(in thousands)	(in thousands)

Net sales	$86,192	$81,370	$4,822	6%
Gross margin	56,195	52,782	3,413	6%
Gross margin percentage	65.2%	64.9%
Operating expenses	43,351	43,669	(318)	-1%
Income from operations	12,844	9,113	3,731	41%
Non-operating expense	(24,508)	(24,203)	(305)	1%
Loss before income tax	(11,664)	(15,090)	3,426	-23%
Benefit for income tax	(5,751)	(5,959)	208	-3%
Net loss	$(5,913)	$(9,131)	$3,218	-35%

		Successor	Predecessor
	Nine Months Ended	August 20, 2011 Through	June 1, 2011 Through	Change
	February 28, 2013	February 29, 2012	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)

Net sales	$253,402	$175,795	$74,910	$2,697	1%
Gross margin	169,138	97,625	51,955	19,558	13%
Gross margin percentage	66.7%	55.5%	69.4%
Operating expenses	134,053	113,777	58,463	(38,187)	-22%
Income (loss) from operations	35,085	(16,152)	(6,508)	57,745	-255%
Non-operating (expense) income	(78,045)	(51,780)	2,815	(29,080)	59%
Loss before income tax	(42,960)	(67,932)	(3,693)	28,665	-40%
(Benefit) provision for income tax	(16,013)	(26,180)	2,681	7,486	-32%
Net loss	$(26,947)	$(41,752)	$(6,374)	$21,179	-44%

Revenue for the quarter ended February 28, 2013 was $86.2 million compared with $81.4 million for the same period from prior year, a year-over-year increase of $4.8 million or 5.9%.  Greater ship cycles partially offset by negative exchange rate fluctuations for the quarter ended February 28, 2013 impacted revenue by $2.8 million when compared with the prior year period.  Normalized for the impact of ship cycles and exchange rate fluctuations, revenue for the quarter ended February 28, 2013 increased 2.5% when compared with the same quarter in the prior fiscal year.

Consolidated gross margins were 65.2% in the quarter ended February 28, 2013 compared with 64.9% for the same period in prior year, a year-over-year increase of $3.4 million or 6.5%.  Gross margin in the prior year quarter included $4.7 million of additional costs related to the amortization of the fair value adjustment of inventory resulting from the Acquisition of the Company.

Operating expenses for the quarter ended February 28, 2013 were $43.4 million compared with $43.7 million for the same period from prior year, a slight year-over-year decrease

Non-operating expenses for the quarter ended February 28, 2013 were $24.5 million compared with $24.3 million for the same period from prior year.  As a result of our refinancing efforts, interest expense declined $2.2 million when compared with the same quarter of the prior fiscal year.  We recognized a $2.4 million loss on the extinguishment of debt in the current fiscal quarter.

Revenue was $253.4 million in the first nine months of fiscal 2013 and $250.7 million in combined Successor and Predecessor same fiscal 2012 period, an increase of $2.7 million or 1.1%. The year-over-year revenue increase was primarily driven by instrument placements.  Revenue on a year-to-date basis when compared with the prior year was negatively impacted by foreign exchange rate fluctuations of $3.5 million as well as a reduction in deferred revenue due to purchase accounting of $1.1 million.  Normalizing for the impact of exchange rate fluctuations and the reductions related to purchase accounting deferred revenue, revenue increased  2.9% when comparing the first nine months of fiscal 2013 to the combined Successor and Predecessor same fiscal 2012 period.

Consolidated gross margins were 66.7% in the first nine months of fiscal 2013 compared with 59.7% in the combined Successor and Predecessor same fiscal 2012 period, a year-over-year increase of $19.6 million or 13.1%.  Resulting from the Acquisition of the Company in the combined Successor and Predecessor fiscal 2012 period, gross margin was negatively impacted by the $25.4 million amortization of the fair value adjustment to inventory.

Operating expenses were $134.1 million for the first nine months of fiscal 2013 and $172.2 million in combined Successor and Predecessor same fiscal 2012 period, a year-over-year decrease of $38.1 million or 22.1%. The $22.0 million settlement of the antitrust class action lawsuit as well as $33.2 million related to the acceleration of share-based compensation expense, severance expenses, and transaction costs that all relate to the Acquisition drove the increase in operating expenses during the first nine months of fiscal 2012 when compared with the first nine months of fiscal 2013.  The difference was partially offset by a $9.8 million increase in amortization of intangibles, a disposition and retirement loss of $1.2 million on fixed assets, and $5.1 million increase in selling and marketing expenses primarily due to additional personnel costs and associated expenses related to our investment in its commercial sales and marketing infrastructure in the first nine months of fiscal 2013.

Non-operating expenses were $78.0 million for the first nine months of fiscal 2013 and $49.0 million in combined Successor and Predecessor same fiscal 2012 period, a year-over-year increase of $29.0 million or 59.2%. Non-operating expenses increased when compared with the same period of the prior fiscal year due to $16.3 million of increased interest expense associated with the Acquisition as well as a loss on the extinguishment of debt of $9.1 million associated with the refinancing of our Senior Credit Facilities.  Interest expense is associated with our long-term debt, first issued at the time of the Acquisition near the end of the first quarter of fiscal 2012. Therefore, interest expense for the first nine months of fiscal 2012 is lower when comparing to the first nine months of fiscal 2013 as it represents interest expense during a partial period.

Net Sales

	Quarter Ended	Quarter Ended	Change
	February 28, 2013	February 29, 2012	Amount	%
	(in thousands)	(in thousands)

Traditional reagents	$46,100	$48,371	$(2,271)	-5%
Capture reagents	24,151	20,153	3,998	20%
Instruments	14,243	11,362	2,881	25%
Molecular immunohematology	1,698	1,484	214	14%
	$86,192	$81,370	$4,822	6%

		Successor	Predecessor
	Nine Months Ended	August 20, 2011 Through	June 1, 2011 Through	Change
	February 28, 2013	February 29, 2012	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)

Traditional reagents	$139,143	$102,362	$42,936	$(6,155)	-4%
Capture reagents	69,263	45,801	21,239	2,223	3%
Instruments	40,020	24,439	9,457	6,124	18%
Molecular immunohematology	4,976	3,193	1,278	505	11%
	$253,402	$175,795	$74,910	$2,697	1%

Traditional reagent revenue for the quarter ended February 28, 2013 was $46.1 million compared with $48.4 million in the same period from prior year, a year-over-year decrease of $2.3 million or 4.8%.  The decrease in revenue was driven primarily by weaker industry demand in the U.S. market and the impact of our automation strategy. Traditional reagent revenue is negatively impacted as we convert current manual customers to automation by placing an instrument. Instruments use approximately 70% Capture reagents and 30% Traditional reagents so placing an instrument results in an increase in Capture reagent revenue and a decrease in Traditional reagent revenue with a current customer. With our automation strategy, we expect this trend to continue.  Traditional reagent revenue was $139.1 million in the first nine months of fiscal 2013 and $145.3 million in combined Successor and Predecessor fiscal 2012 period, a decrease of $6.2 million or 4.3%, which was primarily due to lower industry demand in the U.S. market and the impact of our automation strategy.

Capture reagent revenue for the quarter ended February 28, 2013 was $24.2 million compared with the $20.2 million for the same period from prior year, a quarter-over-quarter increase of $4.0 million or 19.8%.  Sales of Capture reagents are largely dependent on the number of installed instruments requiring the use of our proprietary Capture technology. As we continue to place more instruments in the market, we expect revenue from Capture reagents to increase as a percentage of our total revenue.  Capture reagent revenue for the first nine month fiscal period of 2013 was $69.3 million compared with $67.0 million in the combined Successor and Predecessor fiscal 2012 period from prior year, an increase of $2.2 million or 3.3%, resulting from our automation strategy.

Instrument revenue for the quarter ended February 28, 2013 was $14.2 million compared with $11.4 million for the same period from prior year, a quarter-over-quarter increase of $2.9 million or 25.4%.  Instrument revenue for the first nine month fiscal period of 2013 was $40.0 million compared with $33.9 million in the combined Successor and Predecessor fiscal 2012 period from prior year, an increase of $6.1 million or 18.0%.  The increases in revenue for the quarterly comparisons and year to date fiscal periods were primarily due to increased placements of instruments.

Molecular immunohematology revenue changed due to increased demand for both the quarterly and year to date fiscal period comparisons.

Operating Expense

	Quarter Ended	Quarter Ended	Change
	February 28, 2013	February 29, 2012	Amount	%
	(in thousands)	(in thousands)
Research and development	$4,854	$3,775	$1,079	29%
Selling and marketing	11,056	9,608	1,448	15%
Distribution	4,588	4,496	92	2%
General and administrative	10,446	13,396	(2,950)	-22%
Amortization expense	12,407	12,394	13	0%
Total operating expenses	$43,351	$43,669	$(318)	-1%

		Successor	Predecessor
	Nine Months Ended	August 20, 2011 Through	June 1, 2011 Through	Change
	February 28, 2013	February 29, 2012	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)

Research and development	$14,276	$9,544	$4,895	$(163)	-1%
Selling and marketing	36,218	20,653	10,510	5,055	16%
Distribution	13,817	9,721	3,952	144	1%
General and administrative	31,375	25,355	38,175	(32,155)	-51%
Amortization expense	37,192	26,504	931	9,757	36%
Loss on disposition of fixed assets	1,175	-	-	1,175	100%
Certain litigation expenses	-	22,000	-	(22,000)	-100%
Total operating expenses	$134,053	$113,777	$58,463	$(38,187)	-22%

Research and development expenses for the quarter ended February 28, 2013 were $4.9 million compared with $3.8 million in the same period from prior year, a year-over-year increase of $1.1 million or 28.9%.  Research and development expenses were $14.3 million in the first nine months of fiscal 2013 and $14.4 million in combined Successor and Predecessor fiscal 2012 period.

Selling and marketing expenses for the quarter ended February 28, 2013 were $11.0 million compared with $9.6 million in the prior year period, a year-over-year increase of nearly $1.4 million or 14.6%.  Selling and marketing expenses were $36.2 million in the first nine months of fiscal 2013 and $31.2 million in combined Successor and Predecessor fiscal 2012 period, an increase of $5.0 million or 16.0%.  The increase for both comparable periods was primarily due to personnel investments and associated expenses we are making in the U.S. in our commercial sales and marketing infrastructure to drive future growth.

Distribution expenses were generally in line when comparing the quarter ended February 28, 2013 to the quarter ended February 29, 2012 as well as when comparing the first nine months of fiscal 2013 to the first nine months of the combined Successor and Predecessor fiscal 2012 period.

General and administrative expenses for the quarter ended February 28, 2013 were $10.5 million compared with $13.4 million in the prior year period, a year-over-year decrease of nearly $2.9 million or 21.6%. General and administrative expenses in the prior year period were higher primarily due to $2.6 million of severance expenses and higher legal expenses not incurred in the current year.  General and administrative expenses were $31.4 million in the first nine months of fiscal 2013 and $63.5 million in combined Successor and Predecessor fiscal 2012 period, a decrease of $32.1 million or 50.6%.  The decrease was primarily due to $33.2 million related to the Acquisition in the prior year period, including the acceleration of share-based compensation expense, severance expenses, and transaction costs.

Amortization expenses were generally in line when comparing the quarter ended February 28, 2013 to the quarter ended February 29, 2012. Amortization expenses are associated with intangible assets recognized near the end of the first quarter of fiscal 2012 and relate to the Acquisition. Therefore, amortization expenses for the first nine months of fiscal 2012 were lower due to a partial amortization period when comparing to the first nine months of fiscal 2013.

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

Certain litigation expenses of $22.0 million recorded in the Successor period August 20, 2011 through February 29, 2012 related to the settlement of the antitrust class action lawsuit.

Non-Operating Income (Expenses)

	QuarterEnded	Quarter Ended	Change
	February 28, 2013	February 29, 2012	Amount	%
	(in thousands)	(in thousands)

Non-operating expense	$(24,508)	$(24,203)	$(305)	1%

		Successor	Predecessor
	Nine Months Ended	August 20, 2011 Through	June 1, 2011 Through	Change
	February 28, 2013	February 29, 2012	August 19, 2011	Amount	%
	(in thousands)	(in thousands)	(in thousands)
Non-operating (expense) income	$(78,045)	$(51,780)	$2,815	$(29,080)	59%

Non-operating expenses were generally in line when comparing the quarter ended February 28, 2013 to the quarter ended February 29, 2012.  As a result of our refinancing efforts, interest expense declined $2.2 million when compared with the same quarter of the prior fiscal year.  We recognized a $2.4 million loss on the extinguishment of debt in the current fiscal quarter, which offset the interest expense savings.

Non-operating expenses were $78.0 million for the first nine months of fiscal 2013 and $49.0 million in combined Successor and Predecessor same fiscal 2012 period, a year-over-year increase of $29.0 million or 59.2%. Non-operating expenses increased when compared with the same period of the prior fiscal year due to $16.3 million of increased interest expense associated with the Acquisition of the Company as well as a loss on the extinguishment of debt of $9.1 million. Interest expense is associated with our long-term debt, first issued at the time of the Acquisition of the Company.

Income Taxes

The effective tax rate for the quarter ended February 28, 2013 and the quarter ended February 29, 2012 was 49.3% and 39.5%, respectively.  The effective tax rate was higher during the third quarter of fiscal 2013 primarily due to discrete tax items recognized as a result of changes in enacted tax laws and the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

The effective tax rate for the nine month fiscal 2013 period, the Successor fiscal 2012 period from August 20, 2011 through February 29, 2012, and the Predecessor fiscal 2012 period from June 1, 2011 through August 19, 2011 was 37.3%, 38.5% and (72.6)%, respectively  The effective tax rate for the first nine months of fiscal 2013 was lower primarily due to lower foreign income tax rates, discrete tax items recognized during the fiscal 2013 period as a result of changes in enacted tax laws and the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

Liquidity and Capital Resources

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011
	(in thousands)	(in thousands)	(in thousands)
Net cash (used in) provided by operating activities	$(4,828)	$(4,662)	$25,588
Net cash used in investing activities	(6,915)	(1,942,673)	(2,265)
Net cash provided by financing activities	12,543	1,653,627	66
Effect of exchange rate changes on cash and cash equivalents	142	(1,250)	(3,029)
Increase (decrease) in cash and cash equivalents	$942	$(294,958)	$20,360

Company cash and cash equivalents were $19.5 million at February 28, 2013, as compared with $18.6 million at May 31, 2012.

Operating Activities – Net cash used in operating activities was $4.8 million for the first nine months of fiscal 2013 compared with net cash provided by operating activities of $20.9 million in the first nine months of the combined Successor and Predecessor fiscal 2012 period.

The current year period includes $81.3 million of interest payments, including the impact of $4.9 million of accelerated interest payments made as a result of our refinancing activities.  The amount of interest payments made in the first nine months of fiscal 2013 represent an increase of $42.5 million when compared with the same period of fiscal 2012.  As of March 29, 2013, we made our last scheduled fiscal year 2013 long-term debt interest payments totaling $3.4 million.  We primarily benefited from improved accounts receivable performance of $10.0 million as well as a reduction in income tax payments of $7.7 million when compared with the same period of fiscal 2012.

Investing Activities – Net cash used in investing activities was $6.9 million for the first nine months of fiscal 2013 compared with $1.9 billion used in the first nine months of the combined Successor and Predecessor fiscal 2012 period.  In the Successor period of the first nine months of fiscal 2012, $1.9 billion was used in the Acquisition of the Company.  Additionally, the primary use of cash in the first nine months of fiscal 2013 was $6.9 million for the purchase of property and equipment and the first nine months of the combined Successor and Predecessor fiscal 2012 period was $5.6 million for the purchase of property and equipment.

Financing Activities – Net cash provided by financing activities was $12.5 million for the first nine months of fiscal 2013 compared with $1.7 billion provided in the first nine months of the combined Successor and Predecessor fiscal 2012 period.  During the first nine months of fiscal 2013, we received $288.1 million in debt proceeds, including the issuance of an additional $6 million of Term B-2 Loans, and made payments of $286.7 million related to the modifications to long-term debt and scheduled principal payments.  In addition, we made payments of $9.9 million for debt issuance costs in connection with the two modifications of the Original Senior Credit Facilities (See Note 9 to the consolidated financial statements).  We also borrowed net $21.0 million on the Revolver during the first nine months of fiscal 2013.  During the Successor period included in the first nine months of fiscal 2012, we received $991.4 million in proceeds from long-term debt and $706.2 million in equity contributions, net of costs, related to the Acquisition.  Additionally, we paid $42.5 million of debt issuance costs and made repayments of $1.5 million associated with long-term debt.

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

Future Cash Requirements and Restrictions

In conjunction with the Acquisition, we entered into a senior credit facility, including a $615 million term loan facility and a $100 million revolving facility (the “Original Senior Credit Facility”).  We also issued notes with a principal amount of $400 million.  On August 21, 2012, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities by entering into Amendment No. 1, which replaced the existing Term B Loans with a new class of Term B-1 Loans in an aggregate principal amount of $610.4 million at a lower interest rate. The Amendment also extended the maturity date of the Revolving Facility to August 19, 2017.

On February 19, 2013, the Company, the administrative agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amendment No. 3 and Amendment No. 4 (together with Amendment No. 1, the “Amendments”). Amendment No. 3 replaced the existing Term B-1 Loans with a new class of Term B-2 Loans in an aggregate principal amount of $613.3 million (the “Term Loan Facility”), including the issuance of an additional $6 million of Term B-2 Loans, at a lower interest rate.  The Term B-2 Loans mature August 19, 2018, the same maturity date as the previous Term B-1 Loans.  Amendment No. 4 lowered the interest rates on the Revolving Facility.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility as most recently amended with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.5 million per quarter.  The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility.

On March 22, 2013, the Company paid $87.3 million to purchase the LIFECODES business from Gen-Probe Incorporated, a subsidiary of Hologic, Inc.  The acquisition was funded by additional borrowings of $50.0 million of Term B-2 Loans under the terms of the Amended and Restated Amendment No. 2 to the Senior Credit Facilities and an equity investment of $42.5 million from the Parent.  The incremental funding of $5.2 million was used for $3.7 million of transaction costs, including deferred financing costs, and to provide additional working capital.  The final LIFECODES acquisition price may be impacted by certain working capital targets associated with the LIFECODES business as well as a potential earn-out totaling $10.0 million in cash if the business achieves certain financial targets in calendar 2013.

As a result of all of the amendments to the Senior Credit Facilities, we anticipate annualized interest expense savings on the Term Loan Facility of approximately $14.0 million.

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

Contractual obligations

The following table sets forth our contractual obligations and other commitments as of February 28, 2013:

Contractual Obligations	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating leases	$13,014	$1,174	$7,113	$3,936	$791
Purchase obligations	11,833	11,364	357	106	6
Senior Credit Facility (1) (2)	634,336	22,533	12,266	12,266	587,271
Notes (2)	400,000	-	-	-	400,000
Interest (3)	455,607	3,891	153,331	150,912	147,473
Total contractual cash obligations	$1,514,790	$38,962	$173,067	$167,220	$1,135,541

(1)	The Senior Credit Facility is comprised of the Term Loan Facility of $613.3 million and the Revolving Facility of $21.0 million at February 28, 2013.
(2)	Amounts shown do not include interest.
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

Purchase obligations decreased by $10.9 million in the third quarter 2013 reflecting a realignment of the Company’s purchasing strategy to better meet the expected needs of the business.

In addition to the obligations in the table above, approximately $13.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”), and we are uncertain as to if or when such amounts may be settled. The amount of unrecognized tax benefits include a liability for interest payable of $1.1 million, not included in the table above.

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

Under our credit agreement, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations.  Our senior secured leverage ratio is defined by our credit agreement as consolidated senior secured debt, less cash, divided by the total of the last twelve months Adjusted EBITDA. For purposes of calculating the senior secured leverage ratio, Adjusted EBITDA is calculated in a substantially similar manner to our credit agreement. Our credit agreement requires the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant of 5.25 to 1.00, to be tested on the last day of each fiscal quarter. At February 28, 2013, our senior secured leverage ratio was 4.29.

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

Adjusted EBITDA for the quarters ended February 28, 2013 and February 29, 2012 as well as for the nine months ended February 28, 2013 and for the nine months ended February 29, 2012, separated into Predecessor and Successor periods, is summarized below (in thousands):

	Quarter Ended February 28, 2013	Quarter Ended February 29, 2012

Net loss	$(5,913)	$(9,131)
Interest expense, net	21,940	24,143
Income tax benefit	(5,751)	(5,959)
Depreciation and amortization*	17,206	16,540

EBITDA	27,482	25,593

Adjustments to EBITDA:
Stock-based compensation (i)	311	314
Transaction costs and transaction related fees (ii)	-	41
Specified legal fees (iii)	3	593
Sponsor fee (iv)	907	1,001
Non-cash impact of purchase accounting (v)	1,267	5,290
Loss on extinguishment of debt (vi)	2,425	-
Certain non-recurring expenses and other (vi)	3,616	4,401
Adjusted EBITDA	$36,011	$37,233

		Successor	Predecessor
	Nine Months Ended February 28, 2013	August 20, 2011 Through February 29, 2012	June 1, 2011 Through August 19, 2011

Net loss	$(26,947)	$(41,752)	$(6,374)
Interest expense (income), net	68,669	52,380	(142)
Income tax (benefit) expense	(16,013)	(26,180)	2,681
Depreciation and amortization*	51,091	35,132	4,264

EBITDA	76,800	19,580	429

Adjustments to EBITDA:
Stock-based compensation (i)	1,167	314	16,233
Transaction costs and transaction related fees (ii)	-	1,362	18,863
Specified legal fees (iii)	71	1,597	-
Sponsor fee (iv)	2,979	1,857	-
Non-cash impact of purchase accounting (v)	3,992	27,755	-
Loss on extinguishment of debt (vi)	9,111	-	-
Certain non-recurring expenses and other (vi)	13,216	23,522	2,444
Adjusted EBITDA	$107,336	$75,987	$37,969

*Calculated at monthly average exchange rates.

i.	Represents non-cash stock-based compensation.

ii.	Related to legal, accounting and other costs related to the Acquisition.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
v.	Represents non-cash expenses incurred as a result of purchase accounting related to the Acquisition.
vi.	Represents non-recurring items relating to corporate development, business acquisition, business optimization and staffing changes not included in captions above

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

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K filed with the SEC on July 27, 2012.  There have been no significant changes in the critical accounting policies since the fiscal year-end.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes regarding the Company’s market risk position since the SEC filing on July 27, 2012 of its Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  For further details regarding the quantitative and qualitative disclosures about market risk, see Item 7.A. Quantitative and Qualitative Disclosures About Market Risk for the fiscal year ended May 31, 2012, contained in the Annual Report on Form 10-K.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

Except as reported below, there have been no material developments concerning any of the legal proceedings reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, as filed with the SEC on January 14, 2013.

Private securities litigation in the U.S. District Court of North Georgia against the Company and certain of its current and former directors and officers asserted federal securities fraud claims on behalf of a putative class of purchasers of the Company’s Common Stock between October 19, 2005 and June 25, 2009.  In December 2012, in exchange for a release of all claims, the Company entered into a settlement agreement with the plaintiff class representatives in these actions (without acknowledging default).  On March 6, 2013, the Company received preliminary approval of the settlement.  Final approval is expected in June 2013.  The settlement is covered under the Company’s insurance and is not expected to impact financial results.

Other than as set forth above or as previously reported, we are not currently subject to any additional material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, as filed with the SEC on January 14, 2013, except as noted below. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, as filed with the SEC on July 27, 2012 which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

We may not be successful in capitalizing on our acquisition of LIFECODES.

The long-term success of our LIFECODES acquisition and any additional acquisitions we may complete in the future will depend upon our ability to successfully grow the acquired businesses as well as realize the anticipated benefits from combining the acquired businesses with our business. We may fail to grow the LIFECODES business or realize anticipated benefits for a number of reasons.

With the acquisition of LIFECODES, Immucor enters new markets, including transplantation, in which we do not compete in today. Our success is dependent on our ability to understand and be effective competitively in these new markets. Problems may arise with our ability to successfully grow and to successfully integrate the acquired businesses, which may result in us not operating as effectively and efficiently as expected.  The acquisition could cause diversion of management time as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for oversight as well as integration activities.  We may face difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience today.  In addition, we may not be able to achieve the expected synergies or anticipated growth targets from the LIFECODES acquisition or it may take longer than expected to achieve those synergies and growth targets.  The LIFECODES acquisition may cause other unexpected costs or liabilities and our failure to realize the anticipated benefits from the LIFECODES acquisition could harm our business and prospects.

Our business may be harmed by the contingent earn out obligations in connection with the LIFECODES acquisition.

In connection with the LIFECODES acquisition, we have incurred the obligation to make a contingent earn out payment if certain financial targets of the acquired business are met over a specified period. Contractual provisions relating to the contingent earn out obligation include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the earn out obligation amount due as well as the operation of the acquired business. Such litigation could be expensive and divert management attention and resources. We can give no assurance that our contingent obligations, including the associated covenants relating to the operation of the acquired business, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

ITEM 6.  Exhibits
10.1	Stock Purchase Agreement between Immucor, Inc. and Gen-Probe Incorporated
10.2	Amendment No. 2 to Amended and Restated Credit Agreement
10.3	Amended and Restated No. 2 to Amended and Restated Credit Agreement
10.4	Amendment No. 3 to Amended and Restated Credit Agreement
10.5	Amendment No. 4 to Amended and Restated Credit Agreement
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.
(Registrant)

Date: April 12, 2013	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: April 12, 2013	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number                                                 Description

10.1	Stock Purchase Agreement by and between the Company and Gen-Probe Incorporated dated January 3, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2013).

10.2
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013).

10.3
Amended and Restated No. 2 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 22, 2013).

10.4
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 22, 2013).

10.5
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 22, 2013).

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