Form 10-K
period 2013-05-31
IMMUCOR INC
filed 2013-08-26
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes___ No X ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __X__  No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____No __X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_ X __ No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes____ No __ X___

As of November 30, 2012, there was no established public trading market for the Company’s common stock; therefore, the aggregate market value of the common stock is not determinable.

As of August 26, 2013, there were 100 shares of common stock outstanding.

Table Of Contents

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4. [Reserved]

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

FORWARD – LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other statements that are not related to present facts or current conditions or that are not purely historical. Many of these statements appear, in particular, under the headings “Business” and “Management’s discussion and analysis of financial condition and results of operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

 There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the outcome of the administrative action pending with the Food and Drug Administration;
•	the failure of customers to efficiently integrate our products into their operations;
•	increased competition;
•	product development and regulatory obstacles;
•	the failure to successfully integrate and capitalize on past or future acquisitions;
•	general economic conditions; and
•	Other risks and uncertainties discussed in this report, particularly in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Item 1. — Business.

Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), is a worldwide leader in the transfusion and transplantation in vitro diagnostics markets. Our products perform typing and screening of blood and organs to ensure donor-recipient compatibility. Our offerings are targeted at hospitals, donor centers and reference laboratories around the world.

Acquisitions

Our Company

On August 19, 2011, Immucor was acquired by investment funds sponsored by TPG Capital, L.P. (collectively, the “Sponsor”) and certain co-investors, for a purchase price of approximately $1.9 billion, including the assumption of approximately $1.1 billion of acquisition-related debt and the incurrence of approximately $55.3 million of collective transaction costs that were incurred by Immucor and the Sponsor (the “Immucor Acquisition”). As a result of the Immucor Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of Immucor are indirectly owned by the Sponsor and certain co-investors.

To consummate the Immucor Acquisition, we entered into new debt financing consisting of (i) $715.0 million of senior secured credit facilities (the “Senior Credit Facilities”) comprised of: (a) a $100.0 million, 5-year revolving credit facility (the “Revolving Facility”), which was undrawn at closing and (b) a $615.0 million, 7-year term loan credit facility (the “Term Loan Facility”), and (ii) $400.0 million of Senior Notes due 2019 (the “Notes”).

LIFECODES

On March 22, 2013, we acquired the LIFECODES business (“LIFECODES”), one of the market leaders in transplantation diagnostics. LIFECODES manufactures and markets diagnostics products used primarily by hospitals and reference laboratories in a number of tests performed to detect and identify certain properties of human tissue to ensure the most compatible match between patient and donor. These tests are performed for pre-transplant human leukocyte antigen (“HLA”) typing and screening processes as well as for post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products which are used to identify certain properties commonly found in patients with severe illnesses, and with an immune response to certain drug therapies.

Acquiring LIFECODES strengthens our position in the global in vitro diagnostics market by creating a single source for transfusion and transplantation-related testing products, and signals our initial steps in implementing our strategy to become a global leader in transfusion and transplantation medicine. Our goal is to diversify our business into the new and growing market of transplant diagnostics. Such diversification enhances our ability to grow our business, expand our customer reach and better insulate us against market and economic downturns. LIFECODES had approximately 170 employees at the date of acquisition.

We paid $86.2 million in cash to acquire LIFECODES financed with a combination of debt and equity. In conjunction with the LIFECODES acquisition, the Term Loan Facility was amended and an additional $50.0 million was issued with the same terms and maturity as the then-existing facility. An equity investment of $42.5 million was contributed by our parent company, IVD Intermediate Holdings B Inc. (the “Parent”), to fund the acquisition, including transaction costs and provide additional working capital.

Financial Information about Segments

Through February 2013, our Company’s operating structure was organized by geographic area and we reported three operating segments: United States (“U.S.”), Europe and Other. In March 2013, after the acquisition of the LIFECODES business, we reorganized our operating structure, and reevaluated our reportable operating segments accordingly. We determine our operating segments in accordance with our internal operating structure, which is now organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. As of May 31, 2013, the Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. We aggregate our operating segments because they have similar class of consumer, economic characteristics, nature of products, nature of production and distribution methods.

Competitive Strengths

Automation – Since 1998, our strategy in transfusion diagnostics (or “immunohematology”) has been to drive automation in the blood bank with the goal of improving operations as well as patient safety. Due to the critical importance of matching patient and donor blood, manual testing is performed by highly educated and skilled technologists. In the U.S. market, we estimate that approximately 60% of customers perform testing on a manual basis without the use of an automated instrument. These customers are primarily in the small- to medium-hospital segment of the market. A significant number of customers in the high volume segment of the U.S. market (large hospitals, donor centers and reference laboratories) are automated. Outside the U.S., a significant portion of customers are automated in the developed international markets while there continues to be need for automation in the developing markets.

We believe our customers, whether a hospital, a donor center or a reference laboratory, are able to realize significant economic benefits while improving patient safety from adopting our automation. Automation can allow customers to reduce headcount and/or overtime in the blood bank, which can be beneficial given the current shortage of qualified blood bank technologists in the U.S. Given the reduction in both human and economic capital, we estimate that our instruments have an average payback period of one year or less, depending on the size of the lab. We believe our automated products represent an attractive value proposition for manual customers to switch to automation.

Leadership position in niche markets – We estimate the global market for our transfusion and transplantation products is approximately $1.6 billion and we believe we have leadership positions in our focused markets. We believe our transfusion products, ranging from our automated instruments to our proprietary Capture® technology are widely used and recognized by the immunohematology industry worldwide. In transplantation, our LIFECODES® products leverage the significant installed base of Luminex Corporation (“Luminex”) instruments to enable adoption of our products in HLA labs around the world. We look to maintain our leadership position in these markets by continuing to innovate and introduce high value products for our customers.

Product Innovations –We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. In support of our immunohematology customers, we have launched four generations of automated serology instruments and we continue to develop innovative products, including our offering to support molecular methods, which we believe will be the future of immunohematology. In support of our transplant customers, we continue to launch new assays that support both pre- and post-transplant testing, including monitoring of patients to reduce the probability of transplant rejection.

Donor-patient compatibility – Our product offering, whether in transfusion or transplant medicine, is focused on achieving compatibility between donors and patients, which is explained in more detail in “Products” below.

Products

Our products are used to determine compatibility between a patient and a donor for the purposes of a blood transfusion, organ or stem cells (bone marrow) transplant. Compatibility is determined by performing a “type and screen” for both the patient and the donor.

Typing for both transfusions and transplants involves identifying antigens. For transfusion, antigens in the Human Erythrocyte Antigen (“HEA”) system on the surface of red blood cells are identified. For transplant, antigens in the HLA system on the surface white blood cells are identified. Screening for both a transfusion and a transplant determines whether there are any antibodies present that could cause a negative immune response.

We sell reagents as well as instruments to allow laboratories – whether in a hospital, a donor center or a reference lab – to perform compatibility testing. Our automated instrument-reagent systems operate on a “razor/razor blade” model, with our instruments serving as the “razors” and our reagents serving as the “razor blades.” For transfusion diagnostics, our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. For transplant diagnostics, our reagents run on Luminex instruments, which are open systems. The “razor/ razor blade” business model generates a recurring revenue stream for us.

Transfusion Diagnostics

REAGENTS

We offer both traditional and proprietary serology reagents. Our serology instruments use both our traditional reagents, as well as our proprietary solid phase technology, marketed under the name Capture, to perform tests.

Traditional reagents are used in a manual setting with testing performed via traditional agglutination blood testing techniques in a test tube. Certain traditional reagents are also used on our automated instruments.

Capture reagents are used with our instruments to perform antibody screening and identification. Delivered in a microtitration plate, the technology delivers clearly defined, machine-readable test results that are often easier to interpret than the subjective results sometimes obtained from existing agglutination technology (manual method). Also, in batch test mode the solid phase test results can generally be obtained in substantially less time than by traditional agglutination techniques.

INSTRUMENTS

NEO – Targeted at donor centers, large volume hospitals and reference laboratories, NEO® provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT) and antibody identification. Launched worldwide in calendar 2010, NEO is our fourth generation automated instrument. It replaces our previous high volume instrument, Galileo, which was launched in Europe in 2002 and in the U.S. in 2004. NEO’s added functionality includes STAT functionality, a faster turnaround time and improved reliability. NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour. We believe that NEO has the highest type and screen throughput available in the global market.

ECHO – Launched worldwide in 2007, Echo® is targeted at small- to medium-sized hospitals as well as at integrated delivery networks (both hospital and lab systems) in combination with NEO. Echo has a broad test menu and the capacity to load 20 samples at a time, performing approximately 14 type-and-screen tests an hour. Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry.

CAPTURE WORKSTATION (Semi-automated Processor) – The Capture Workstation has semi-automated components for performing our proprietary Capture assays manually. It is marketed as a back-up system for our fully automated NEO and Echo instruments, or as a standalone test system for small laboratories looking to standardize testing.

Transplant and Molecular Diagnostics

Our molecular products perform typing for both transfusion and transplantation, including the HEA and HLA systems.

For transfusion, our molecular typing assays use our multiplex, polymerase chain reaction (“PCR”) technology marketed as the BeadChip™ System. Our current offering includes HEA and Human Platelet Antigen (“HPA”) assays as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS database.

For transplant diagnostics, we deliver our reagents for both typing and screening on Luminex’s xMAP multiplex technology. xMAP is the standard in routine HLA typing and screening testing worldwide. We also resell the Luminex xMAP instrument. We also sell other HLA-related testing products, including serological typing trays.

We also offer platelet-focused products for both transfusion medicine and specialty coagulation.

Marketing, Distribution and Seasonality

Our target customers are donor centers, hospitals and reference laboratories. Our products are distributed globally through both direct affiliate offices and third-party distribution arrangements. No single customer represents 10% or more of our annual consolidated revenue. We believe there is a slight amount of seasonality in our business as fewer blood donations and elective surgical procedures are generally performed in our first fiscal quarter (June-August).

Backlog

We include in backlog firm orders that have been accepted from customers that have either not been shipped, or otherwise completed. For the majority of our products, the nature and shelf life prohibits us from maintaining a material backlog. For the orders in backlog, it is expected that the majority will be shipped or completed within the following 12 months. At May 31, 2013, our backlog of firm orders was not material.

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

We source our transfusion diagnostic instruments from single-source suppliers. Although we currently do not have written contract with our Echo instrument supplier, we generally operate under the terms of past contractual arrangements with that supplier. We believe that our business relationships with these suppliers are good. While these relationships are significant, we believe that other manufacturers could supply these instruments and raw materials to us after a reasonable transition period. We have elected not to dual source these items because we consider our primary exposure to be the sudden bankruptcy of these suppliers. In the event one or more of these suppliers experience financial problems that prevent it from continuing to produce our instruments, we believe it would take in the range of 18 months to 24 months to begin production with a new supplier. While a change in suppliers would disrupt our business during the transition period, we do not believe it would have a material financial impact on our business as a whole.

We source our transplant diagnostic instrument as well as certain raw materials from Luminex. Our relationship with Luminex is significant. However, we have a long-term contractual relationship with them and our business relationship is good.

Regulation

The manufacture and sale of transfusion in vitro diagnostics products is a highly regulated business and is subject to continuing compliance with country-specific statutes, regulations and standards that generally include licensing, product testing, facilities compliance, product labeling, post-market vigilance and consumer disclosure.   In the U.S., the Food and Drug Administration (“FDA”) regulates the transfusion of human blood as a drug and as a biological product. The FDA regulates all phases of the transfusion process, including donor selection and the collection, classification, storage, handling and transfusion of blood and blood components.

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

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke (“NOIR”) our biologics license in our Norcross, Georgia facility with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. Under this administrative action, we have the opportunity to demonstrate or achieve compliance before the FDA initiates revocation proceedings or takes other action. The FDA did not order the recall of any of our products or restrict us from selling these products. This administrative action was a follow on to a warning letter that we received in May 2008. The Company began implementing extensive remediation efforts in early calendar 2009. The FDA has conducted inspections of our facilities during June 2010 and July 2012. After both inspections, we were notified by the FDA that while the inspections disclosed that substantive corrections had been made, some deviations continued. The FDA stated that it will evaluate our overall compliance status at its next inspection. Since the June 2010 inspection, the FDA has resumed the normal approval process in considering our regulatory applications. See “Risk factors—Risks related to the company—FDA administrative action could have a material and adverse effect on our business.”

Environmental

Some of our processes generate hazardous waste and we have a U.S. Environmental Protection Agency identification number. We believe we are in compliance with applicable portions of the federal and state hazardous waste regulations.

Research, Development and Intellectual Property

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe. For fiscal year 2013, the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011), and fiscal year 2011, we spent approximately $21.3 million (including $1.7 million for LIFECODES), $13.9 million, $4.9 million, and $15.9 million, respectively, for research and development.

We use both patents and trade-secret procedures to protect our technology and product development efforts. We have a substantial portfolio of issued patents and pending patent applications related to our molecular typing technology that is used for transfusion and transplantation diagnostics as well as other patents that are used to support our transplant diagnostics. The issued patents expire between late 2013 and 2026. We believe that our trade-secrets and know-how will help discourage current or future competitors from copying our products. In addition, we use trademarks on most of the products we sell. These trademarks are protected by registration in the U.S. and other countries where such products are marketed using the trademarks. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

Competition

Competition in the transfusion and transplantation in vitro diagnostics markets is based on quality of products, pricing, talent of the sales forces, ability to furnish a range of products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in our markets because of the completeness, reliability and quality of our product lines, our competitive pricing structure and our introduction of innovative products that enhances our competitive position. We also believe that new product introductions and the experience and expertise of our sales technical support personnel will enable us to remain competitive in the market.

Our principal competitors worldwide in transfusion diagnostics are Ortho-Clinical Diagnostics, a Johnson & Johnson company, and Bio-Rad Laboratories, Inc. In transplantation diagnostics, our primary competitor is One Lambda, which is part of Thermo Fisher Scientific.

Employees

At May 31, 2013, we had approximately 1,050 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

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

Our transfusion diagnostics products are used to test blood prior to transfusion. Lower demand for blood in the markets in which we operate could result in lower testing volumes. For example, we believe the U.S. market has been experiencing lower demand for blood in our last three fiscal years. Lower blood demand could result from a variety of factors, such as fewer elective surgeries and more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Lower blood demand could negatively impact our revenue, profitability and cash flows.

FDA administrative action could have a material and adverse effect on our business.

In June 2009, we announced that the FDA, in an administrative action based on a January 2009 inspection, issued a notice of intent to revoke our biologics license (“NOIR”) with respect to our Reagent Red Blood Cells and Anti-E (Monoclonal) Blood Grouping Reagent products. In June 2010 and July 2012, the FDA conducted inspections of our facilities. After each of the 2010 and 2012 inspections, we were notified by the FDA that while substantive corrections had been made, some deviations continue. The conditions outlined in the June 2009 NOIR administrative action remain in effect. The FDA stated that it will evaluate our overall compliance status at its next inspection.

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

Substantially all our reagent products for transfusion diagnostics are produced in our Norcross facility. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Norcross facility, and we currently have no plans to develop a third-party reagent manufacturing capability as an alternative source of supply. Therefore, if a catastrophic event occurred at the Norcross facility, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster recovery plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

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

With the acquisition of LIFECODES, Immucor enters the new markets of transplantation and coagulation in which we do not have significant experience. Our success is dependent on our ability to understand and be effective competitively in these new markets. Problems may arise with our ability to successfully grow and to successfully integrate LIFECODES, which may result in us not operating as effectively and efficiently as expected. The acquisition could cause diversion of management time as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for oversight as well as integration activities. We may face difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience today. In addition, we may not be able to achieve the expected synergies or anticipated growth targets from the LIFECODES acquisition or it may take longer than expected to achieve those synergies and growth targets. The LIFECODES acquisition may cause other unexpected costs or liabilities and our failure to realize the anticipated benefits from the LIFECODES acquisition could harm our business and prospects.

Our business may be harmed by the contingent earn-out obligations in connection with the LIFECODES acquisition.

In connection with the LIFECODES acquisition, we have incurred the obligation to make a contingent earn-out payment if certain financial targets of the acquired business are met over a specified period. Contractual provisions relating to the contingent earn-out obligation include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the earn-out obligation amount due as well as the operation of the acquired business. Such litigation could be expensive and divert management attention and resources. We can give no assurance that our contingent obligations, including the associated covenants relating to the operation of the acquired business, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

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

Product performance and reliability is a key factor in satisfying current customers and attracting new customers. Poor performance or unreliability of our products would not only increase maintenance costs, in the case of our instruments, but also could result in losing important current customers and an inability to gain new customers which could adversely affect our financial results.

Because we sell our products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2013, revenue outside the U.S. was approximately 35% of total revenue. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could make our products less competitive and affect our revenue and earnings levels. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, product mix , geographic mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace, we may experience increased instrument sales. The probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. For our products, margins vary depending upon the type of product. Additionally, market pricing for our products varies by geographic region. Depending upon the product and geographic sales mix, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

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

An integral part of our strategy is to sell our products in additional markets outside North America. To further this strategy, in the past we have either acquired third party distribution businesses or have established our own direct distribution organizations. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

Our financial performance is dependent on the timely and successful introduction of new products and services.

Our financial performance depends in part upon our ability to successfully develop and market next generation automated instruments and other products in a rapidly changing technological and economic environment. Our market share and operating results would be adversely affected if we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, or if new products or technology are introduced in the market by competitors that could render our products uncompetitive or obsolete. In addition, delays in the introduction of new products due to regulatory, developmental, or other obstacles could negatively impact our revenue, earnings and market share.

Industry adoption of alternative technology could negatively impact our ability to compete successfully.

Our products are used to test antibodies and DNA to determine a match prior to a transfusion or a transplant as well as for post-transplant monitoring to aid in the determination of graft rejection. Various advances in the treatment and monitoring of patients could cause lower demand for testing with our products. Additionally, customers could adopt alternative technologies for testing, instead of our technology, which could result in lower demand for our products.

We may need to develop new technologies for our products to remain competitive. We may have problems in the process of developing and delivering new products to the market, which could cause our financial performance to be negatively impacted.

Global economic conditions may have a material adverse impact on our results.

We are a global company with customers around the world. General economic conditions impact our customers, particularly hospitals. For our instruments, reduced capital budgets that result from negative economic conditions, such as a global recession, could result in lower instrument sales, which would negatively impact our future revenue, profitability and cash flow. Additionally, global economic conditions may adversely affect the ability of our customers to access funds to enable them to fund their operating and capital budgets. Budget constraints could slow our progress in driving automation in both our customer base and the blood banking industry as a whole, as well as the adoption of new products, which could negatively impact our future revenues, profitability and cash flow.

We are highly dependent on our senior management team and other key employees, and the loss of one or more of these employees could adversely affect our operations.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. For example, there is intense competition for medical technologists, and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

Supply chain interruptions could negatively impact our operations and financial performance.

Supply chain interruptions could negatively impact our operations and financial performance. The supply of any of our manufacturing materials may be interrupted because of poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors and could result in lost sales and increased expenses. While such interruption could impact any of our third-party sourced materials, three particular areas of note are our transfusion diagnostic instrument suppliers, our supply sources for rare antibodies or antigen combinations and our supply of raw materials from Luminex, which are described below.

We purchase our transfusion diagnostic instruments from single-source suppliers. If the supply of any of our instruments were interrupted, due to the supplier’s financial problems or otherwise, we believe an alternative supplier could be found but that it would take in the range of 18 months to 24 months to transfer the technology and begin production with a new instrument supplier. The disruption of one of these supply relationships could cause us to incur costs associated with the development of an alternative source. Also, we may be required to obtain FDA clearance of the instrument if it is not built to the same specifications as with the previous supplier. The process of changing an instrument supplier could have an adverse impact on future growth opportunities during the transition period if supplies of instruments on hand were insufficient to satisfy demand.

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

Luminex is our technology partner for our HLA products and we secure certain raw materials from Luminex to manufacture our HLA reagents. A disruption in supply of these raw materials could cause us to not be able to supply products to our customers. Additionally, a long-term disruption of supply from Luminex could result in us having to develop an alternate technology platform on which to deliver our HLA products, which could be both costly and result in a loss of revenue until a new product was brought to market.

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

Our molecular diagnostics products may not be granted regulatory approval and may not gain wide commercial acceptance.

BioArray’s molecular diagnostics products have slowly gained commercial traction and will need to obtain appropriate regulatory approvals in order to be widely adopted. We may not be able to obtain regulatory approvals for our molecular transfusion products. Even with regulatory approval, these products are new to the marketplace and we will have to develop the nascent market for these products over time. Our molecular transfusion diagnostic business is also subject to risks associated with reimbursement, cannibalization of a portion of our existing serology business and the same macroeconomic factors, such as lower blood demand, that our serology business faces.

We may be unable to adequately protect our proprietary technology.

We have a substantial patent portfolio of issued patents or pending patent applications supporting our molecular immunohematology offering. We also have patents supporting our transfusion and coagulation products. Our competitiveness depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Because the law is constantly changing, and unforeseen facts may arise, there is always a risk that patents may be found to be invalid or unenforceable. Therefore, there is no absolute certainty as to the exact scope of protection associated with any intellectual property. We believe our patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our BeadChip and Capture products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products or independently develop technology or know-how that is equivalent to or competitive with our technology and know-how. Any damage to our intellectual property portfolio could result in an adverse effect on our current or proposed products, our revenues and our operations.

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

FDA clearance or approval may be required before we can market new instruments or reagents in the U.S. or make significant changes to existing products. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

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

We are subject to a number of existing laws and regulations, non-compliance with which could adversely affect our business, financial condition and results of operations, and we are susceptible to a changing regulatory environment.

The sales, marketing and pricing of products and relationships that medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Physician Payments Sunshine Act and other healthcare related laws, as well as competition, data and patient privacy and export and import laws is under increased focus by the agencies charged with overseeing such activities.

U.S. and foreign governments have also increased their focus on the enforcement of the US Foreign Corrupt Practices Act (FCPA), and similar anti-bribery laws. We are expanding internationally into countries that have higher risk profiles for anti-bribery compliance. We have compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. However, these programs and policies may not always protect us from conduct by individual employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations.

The industry and market segments in which we operate are highly competitive, and we may not be able to compete effectively with larger companies with greater financial resources than we have.

Our industry and the markets we operate in are highly competitive. Some of our competitors have greater financial resources than we do, making them better equipped to fund research and development, manufacturing and marketing efforts, or license technologies and intellectual property from third parties. We also face risks related to customers finding alternative methods of testing, which could result in lower demand for our products. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support. Sufficient resources to continue to make such investments may not be available, or at such levels that would allow us to be successful in maintaining such advantages.

Increased competition in the U.S. could negatively impact our revenues and profitability.

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2013, approximately 65% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

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

We have a significant amount of indebtedness outstanding. The major components of our debt financing consists of (i) the Senior Credit Facilities, as amended comprised of: (a) a $100.0 million Revolving Credit Facility which matures in August 2017, and (b) a $661.7 million Term Loan Facility which matures in August 2018, and (ii) $400.0 million of unsecured 11.125% Notes due in August 2019. As of May 31, 2013, total principal indebtedness outstanding was $1,061.7 million and we had unused commitments of $100.0 million under our Revolving Credit Facility. The terms of the Senior Credit Facilities, as amended, also provide that we can borrow up to an additional $100.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions including bank approval.

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

•

preventing us from raising the funds necessary to repurchase all the Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the Notes and cause a cross-default under the Senior Credit Facilities.

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

 In addition, we conduct a substantial portion of our operations through our subsidiaries, many of which are foreign legal entities and are not guarantors of our debt. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our non-guarantor subsidiaries do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities limit the ability of our subsidiaries to incur contractual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of May 31, 2013, our Senior Credit Facilities had unused revolving debt commitments of $100.0 million, which amount could increase up to an additional $100.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions, including bank approval. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the risks that we face could intensify.

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

In addition, the restrictive covenants in the credit agreement governing the Revolving Facility portion of our Senior Credit Facilities requires us to maintain a senior secured net leverage ratio of less than 5.25 to 1.00 to be tested on the last day of each fiscal quarter. Our ability to meet this financial covenant can be affected by events beyond our control.

A breach of the covenants under the indenture governing the Notes or under the credit agreement governing our Senior Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our Senior Credit Facilities would permit the lenders under our Senior Credit Facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming that the entire Revolving Facility was fully drawn, each one-eighth point change in the LIBOR interest rate above the Term Loan Facility’s LIBOR floor of 1.25% would result in a $1.0 million change in annual interest expense on our indebtedness under our Senior Credit Facilities. We have entered into, and may continue to enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Item 1B. — Unresolved Staff Comments.

Not applicable.

Item 2. — Properties.

We own our Canadian manufacturing facility and Belgium sales office. We lease the remainder of our facilities.

Our owned properties are not encumbered as security for any loan. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

Item 3. — Legal Proceedings.

In 2007, we reported that the Federal Trade Commission (“FTC”) was investigating whether we violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999. On January 10, 2013 the FTC informed us that it has closed its investigation of Immucor with no action taken.

In 2009, a series of class action lawsuits was filed against us, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging certain violations of federal antitrust laws. These cases were consolidated in the U.S. District Court for the Eastern District of Pennsylvania. We agreed to settle these actions in January 2012 and paid $22.0 million into a qualified settlement trust fund in April 2012. In September 2012 the court granted final approval of the settlement.  Under the settlement agreement, all potential class members released us and we were dismissed from the case with prejudice.

In 2009, securities litigation was filed in the U.S. District Court of North Georgia against us and certain of our former directors and officers asserting federal securities fraud claims on behalf of a putative class of purchasers of our common stock between October 19, 2005 and June 25, 2009. In June 2011 the Court dismissed the complaint and closed the case and in September 2011 the plaintiffs appealed. We agreed to settle these actions in December 2012 and we received preliminary approval of the settlement in March 2013. Final approval was granted in June 2013. The settlement is covered under the Company’s insurance and did not impact our financial results.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 4. — [Reserved]

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to the Immucor Acquisition, our common stock was traded on The NASDAQ Stock Market under the symbol BLUD. Following the Immucor Acquisition, our common stock is privately held. Therefore there is no established trading market.

IVD Intermediate Holdings B Inc. (the “Parent”) is the only owner of record of our common stock. The Parent is a wholly owned indirect subsidiary of IVD Holdings Inc. (“Holdings”) which was formed by investment funds affiliated with the Sponsor.

Dividend Policy

With the exception of certain limited circumstances, payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes. We have never declared cash dividends with respect to our common stock and do not expect to do so in the future. We presently intend to continue to reinvest our earnings in the business.

Item 6. – Selected Financial Data.

The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, located in “Item 8. Financial Statements and Supplementary Data”. The statement of operations data for each of the periods presented, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands).

		Successor	Predecessor
		August 20, 2011	June 1, 2011 through
	Year Ended	through	August 19,	Years Ended May 31
	May 31, 2013	May 31, 2012	2011	2011	2010	2009

Net sales	$347,788	261,814	74,910	333,091	329,073	300,547
Cost of sales (exclusive of amortization shown separately below)	120,027	105,698	22,955	96,175	95,349	84,536
Gross margin	227,761	156,116	51,955	236,916	233,724	216,011

Operating expenses:
Research and development	21,313	13,929	4,895	15,900	15,437	10,698
Selling and marketing	50,129	32,913	10,510	35,931	36,995	38,315
Distribution	18,718	14,333	3,952	16,508	14,831	13,708
General and administrative	42,801	36,954	19,312	37,747	36,841	32,593
Amortization expense	50,765	39,224	931	4,333	4,278	3,739
Certain litigation expenses	-	22,000	-	-	-	-
Impairment loss	3,500	-	-	-	-	-
Acquisition-related charges	2,616	1,362	18,863	500	-	-
Loss on disposition of fixed assets	1,175	-	-	-	-	-
Total operating expenses	191,017	160,715	58,463	110,919	108,382	99,053

Income (loss) from operations	36,744	(4,599)	(6,508)	125,997	125,342	116,958

Non-operating (expense) income:
Interest income	28	7	142	706	454	1,957
Interest expense	(90,830)	(77,048)	-	(70)	(33)	(250)
Loss on extinguishment of debt	(9,111)	-	-	-	-	-
Other, net	(539)	447	2,673	3,997	(551)	(1,684)
Total non-operating (expense) income	(100,452)	(76,594)	2,815	4,633	(130)	23

(Loss) income before income taxes	(63,708)	(81,193)	(3,693)	130,630	125,212	116,981
(Benefit) provision for income taxes	(24,566)	(31,546)	2,681	41,303	42,629	40,798
Net (loss) income	$(39,142)	(49,647)	(6,374)	89,327	82,583	76,183

	The following data is as of the dates indicated below:
		Successor	Predecessor

	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011	May 31, 2010	May 31, 2009

Working capital	$87,069	71,295	381,259	378,979	270,939	192,562
Total assets	2,000,970	1,949,153	652,395	633,127	519,834	451,340
Long-term obligations, net of debt discounts, less current portion	1,039,278	986,361	-	-	-	-
Shareholders’ equity	644,706	637,378	576,646	568,872	456,123	384,578

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Business

We operate in the transfusion and transplantation in vitro diagnostics markets. Our products perform typing and screening of blood, organs or stem cells to ensure donor-recipient compatibility. Our offerings are targeted at hospitals, donor centers and reference laboratories around the globe.

We have manufacturing facilities in the United States (“U.S.”) and Canada and sell our products through both direct affiliate offices and third-party distribution arrangements.

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the transfusion process, including the marketing of reagents and instruments used to determine compatibility. Additionally, we are subject to government legislation that governs the delivery of healthcare.

Our automated instrument-reagent systems operate on a “razor/razor blade” model, with our instruments serving as the “razors” and our reagents serving as the “razor blades.” For transfusion diagnostics, our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. For transplant diagnostics, our reagents run on Luminex instruments, which are open systems. The “razor/ razor blade” business model generates a recurring revenue stream for us.

Business Highlights of 2013

The following is a summary of significant factors affecting our business in fiscal 2013:

●

Acquisition of LIFECODES – We completed the acquisition of the LIFECODES business on March 22, 2013 for a total cash purchase price of $86.2 million. The purchase agreement included a contingent consideration arrangement for a potential earn-out totaling $10.0 million in cash if the LIFECODES business achieves certain financial targets in calendar 2013. Management estimated for accounting purposes the fair value of this potential earn-out to be approximately $4.4 million as of the acquisition date. LIFECODES is one of the market leaders in transplantation diagnostics. This acquisition strengthens our position in the global in vitro diagnostics market and helps us to diversify our business into the new and growing market of transplant diagnostics.

●

Debt Refinancings – We successfully refinanced our Senior Credit Facilities in August 2012 and in February 2013. As a result of these refinancings, the Company lowered its variable interest rate on its long-term bank loans by 2.25%. We expect that the annual interest savings from lowering the interest rates will be approximately $14.0 million. In addition, these refinancings also extended the maturity date on the Revolving Facility to August 2017 and modified the financial debt covenant to only apply to the Revolving Facility.

●

Lower Industry Demand – In the U.S. market, we believe there has been lower demand for blood primarily because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. Blood demand continued to decline in fiscal 2013 although at a lower rate than prior fiscal years. In Europe, we have been experiencing an industry slowdown due to challenging economic conditions.

Results of Operations

On August 19, 2011, the Company was acquired through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings Inc. (“Holdings”), which was formed by investment funds affiliated with the Sponsor. The Immucor Acquisition was accomplished through a merger of Merger Sub with and into the Company, with the Company being the surviving company. As a result of the Immucor Acquisition, the Company became a wholly owned subsidiary of the Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

In the following discussion and analysis, we have presented the results of operations and cash flows separately for the twelve months ended May 31, 2013 (the fiscal 2013 period), the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period), the period from August 20, 2011 to May 31, 2012 (the Successor fiscal 2012 period), and the twelve months ended May 31, 2011 (the Predecessor fiscal 2011 period). We have prepared our discussion and analysis of the results of operations and cash flows by comparing the fiscal 2013 period (the twelve months ended May 31, 2013) with the combined results of the Predecessor and Successor fiscal 2012 periods (the twelve months ended May 31, 2012), and the combined results of the Predecessor and Successor fiscal 2012 periods (the twelve months ended May 31, 2012) with those of the Predecessor fiscal 2011 period (the twelve months ended May 31, 2011). We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Immucor Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Immucor Acquisition, and (iii) may not be predictive of future results of operations. The operating results presented in the table below are in thousands of dollars, except percentages.

		Successor	Predecessor		Change
	Year Ended May 31, 2013	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011	Amount	%	Amount	%

Net sales	$347,788	261,814	74,910	333,091	$11,064	3.3	$3,633	1.1
Cost of sales (*)	120,027	105,698	22,955	96,175	(8,626)	(6.7)	32,478	33.8
Gross margin	227,761	156,116	51,955	236,916	19,690	9.5	(28,845)	(12.2)
					-		-
Operating expenses:
Research and development	21,313	13,929	4,895	15,900	2,489	13.2	2,924	18.4
Selling and marketing	50,129	32,913	10,510	36,431	6,706	15.4	6,992	19.2
Distribution	18,718	14,333	3,952	16,508	433	2.4	1,777	10.8
General and administrative	42,801	36,954	19,312	37,247	(13,465)	(23.9)	19,019	51.1
Amortization expense	50,765	39,224	931	4,333	10,610	26.4	35,822	826.7
Certain litigation expenses	-	22,000	-	-	(22,000)	(100.0)	22,000	**
Impairment loss	3,500	-	-	-	3,500	**	-	**
Acquisition-related charges	2,616	1,362	18,863	500	(17,609)	(87.1)	19,725	**
Loss on disposition of fixed assets	1,175	-	-	-	1,175	**	-	**
Total operating expenses	191,017	160,715	58,463	110,919	(28,161)	(12.8)	108,259	97.6

Income (loss) from operations	36,744	(4,599)	(6,508)	125,997	47,851	**	(137,104)	**

Non-operating (expense) income:
Interest income	28	7	142	706	(121)	(81.2)	(557)	(78.9)
Interest expense	(90,830)	(77,048)	-	(70)	(13,782)	17.9	(76,978)	**
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)	**	-	-
Other, net	(539)	447	2,673	3,997	(3,659)	**	(877)	(21.9)
Total non-operating (expense) income	(100,452)	(76,594)	2,815	4,633	(26,673)	36.2	(78,412)	**

(Loss) income before income taxes	(63,708)	(81,193)	(3,693)	130,630	21,178	(24.9)	(215,516)	**
(Benefit) provision for income taxes	(24,566)	(31,546)	2,681	41,303	4,299	(14.9)	(70,168)	**
Net (loss) income	$(39,142)	(49,647)	(6,374)	89,327	$16,879	(30.1)	$(145,348)	**

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Years Ended May 31, 2013 and 2012:

Net sales were $347.8 million in the fiscal 2013 period as compared with $336.7 million in the combined Successor and Predecessor fiscal 2012 periods, an increase of $11.1 million, or 3.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

		Successor	Predecessor	Change
	Year Ended May 31, 2013	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Amount	%
Net sales by product group:
Transfusion	$330,931	257,046	73,632	253	0.1
Transplant & Molecular	16,857	4,768	1,278	10,811	178.8
Total	$347,788	261,814	74,910	11,064	3.3

Transfusion: Net sales of our transfusion products for fiscal 2013 were $330.9 million as compared with $330.7 million for the combined Successor and Predecessor fiscal 2012 periods, an increase of $0.2 million, or 0.1%. This increase in net sales was mainly due to increased revenue generated from higher instrument placements partially offset by a lower number of ship cycles included in fiscal 2013 as compared with the combined Successor and Predecessor fiscal 2012 periods, and a lower industry demand for reagent products reflecting the challenging global economic climate. The year-over-year change in net sales also reflects the unfavorable effect of changes in foreign currency exchange rates on our international operations in fiscal 2013, and a reduction in deferred revenue of $0.9 million related to the Immucor Acquisition in the 2012 fiscal year. After adjusting for the impact of foreign currency exchange rate fluctuations, ship cycles, and the reduction in deferred revenue, revenue in fiscal 2013 increased by 2.0 % when compared with the combined Successor and Predecessor fiscal 2012 periods.

Transplant & Molecular: Net sales of our transplant and molecular products for fiscal 2013 were $16.8 million as compared with $6.0 million for the combined Successor and Predecessor fiscal 2012 periods, an increase of $10.8 million, or approximately 180%. This increase was primarily due to $9.5 million of additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013 as well as $1.3 million of organic growth in net sales in our existing product lines in fiscal 2013. Net sales of our existing molecular products increased in fiscal 2013 as compared with the Successor and Predecessor fiscal 2012 periods mainly due to increased market acceptance of those products in the U.S. and Latin America.

Gross margin as a percentage of consolidated net sales was approximately 3.7% higher in the fiscal 2013 period as compared with the combined Successor and Predecessor fiscal 2012 periods. The higher gross margin percentage in fiscal 2013 was mainly due to items recorded in fiscal 2012 related to the Immucor Acquisition that negatively impacted the overall gross margin percentage in the combined Successor and Predecessor fiscal 2012 periods that were not included in fiscal 2013 (primarily driven by the $24.4 million of amortization of the fair value of inventory) partially offset by a higher percentage of net sales generated from distributors in fiscal 2013, which have a lower gross margin than direct sales, and a less favorable product mix in fiscal 2013. The less favorable product mix was mainly a result of lower shipments of our reagent products coupled with a higher volume of instrument placements, which typically have a lower gross margin percentage than our reagent products. In addition, the gross margin percentage in fiscal 2013 also included net sales of $9.5 million from our LIFECODES product line, which has a lower margin than our existing product lines.

Research and development expenses were $21.3 million in the fiscal 2013 period as compared with $18.8 million in the combined Successor and Predecessor fiscal 2012 periods. The overall increase of $2.5 million, or 13.2%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects.

Selling and marketing expenses were $50.1 million in the fiscal 2013 period as compared with $43.4 million in the combined Successor and Predecessor fiscal 2012 periods. The increase of $6.7 million, or 15.4%, was primarily due to additional costs related to LIFECODES, and investments in personnel and associated expenses in our commercial sales and marketing infrastructure in the U.S. and to develop an infrastructure in the emerging markets to drive future growth. These increases were partially offset by additional compensation expense in the combined Successor and Predecessor fiscal 2012 periods of $1.3 million related to the vesting of all share-based awards in conjunction with the Immucor Acquisition that is non-recurring.

Distribution expenses were relatively unchanged in the fiscal 2013 period as compared with the combined Successor and Predecessor fiscal 2012 periods.

General and administrative expenses were $42.8 million in the fiscal 2013 period as compared with $56.3 million in the combined Successor and Predecessor fiscal 2012 periods, a decrease of $13.5 million, or 23.9%. The decrease was primarily due to $10.2 million of compensation expense recognized in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Immucor Acquisition and reduced project costs partially offset by additional expenses related to LIFECODES.

Amortization expense was $50.8 million in the fiscal 2013 period as compared with $40.2 million in the combined Successor and Predecessor fiscal 2012 periods, an increase of $10.6 million, or 26.4%. The increase was due to a full year of amortization of intangible assets related to the Immucor Acquisition, as well as the additional amortization of intangible assets related to LIFECODES.

An impairment loss on in-process research and development (“IPR&D”) projects of $3.5 million was recorded in the fiscal 2013 period. In the fourth quarter of fiscal 2013, we decided that a certain IPR&D project related to our molecular immunohematology business was no longer economically feasible. The project was therefore abandoned and fully written-off.

Acquisition-related charges were $2.6 million in fiscal 2013. These charges were primarily for professional fees for legal, due-diligence, and valuation services for the acquisition of our LIFECODES business. Acquisition-related charges were $20.2 million in the combined Successor and Predecessor fiscal 2012 periods. These charges were primarily for professional fees for legal, due-diligence, and valuation services related to the Immucor Acquisition.

We recognized a disposition loss of $1.2 million in 2013 to reduce certain capital work-in-progress equipment assets associated with a high-speed filling project to its estimated salvage value. The project was determined to no longer be economically viable and management therefore decided to dispose of the equipment in fiscal 2013.

Non-operating expense was $100.5 million in the fiscal 2013 period and $73.8 million in the combined Successor and Predecessor fiscal 2012 periods, and increase of $26.7 million. The most significant component of non-operating expense is interest expense from our long-term debt which was first issued at the time of the Immucor Acquisition, in August 2011. The year-over-year increase in non-operating expense was mainly due to higher interest expense of $13.7 million resulting from the impact of outstanding debt for the full year of fiscal 2013 as compared to 9.5 months in fiscal 2012, a $9.1 million loss on the extinguishment of debt incurred from the refinancings of our Senior Credit Facilities, and a foreign exchange gain of $2.9 million related to the settlement of intercompany balances realized in the Predecessor fiscal 2012 period.

The effective tax rate for the fiscal 2013 period, the Successor fiscal 2012 period, and the Predecessor fiscal 2012 period was 38.6%, 38.9% and (72.6)%, respectively. The effective tax rate for fiscal 2013 was higher as compared with the effective tax rate for the combined Successor and Predecessor fiscal 2012 periods primarily due to the impact of lower foreign income tax rates, discrete tax items recognized during the fiscal 2013 period as a result of changes in enacted tax laws and the expiration of the statute of limitations of the benefits associated with uncertain tax positions.

Years Ended May 31, 2012 and 2011:

Net sales were $336.7 million for the combined Successor and Predecessor fiscal 2012 periods as compared with $333.1 million for the Predecessor fiscal 2011 period, an increase of $3.6 million. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

	Successor	Predecessor		Change
	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011	Amount	%
Net sales by product group:
Transfusion	$257,046	73,632	327,304	3,374	1.0
Transplant & Molecular	4,768	1,278	5,787	259	4.5
Total	$261,814	74,910	333,091	3,633	1.1

Transfusion: Net sales of our transfusion products for the combined Successor and Predecessor fiscal 2012 periods were $330.7 million as compared with $327.3 million for the Predecessor fiscal 2011 period, an increase of $3.4 million. This increase was primarily due to higher shipments of our transfusion products into foreign markets, indicating continued market acceptance in those markets, offset by fewer shipments of our transfusion products in the U.S. market, reflecting a weaker industry demand in that market. Fiscal 2012 revenue also benefited from favorable fluctuations in foreign currency exchange rates of approximately $1.2 million.

Transplant & Molecular: Net sales of our transplant and molecular products for the combined Successor and Predecessor fiscal 2012 periods were $6.0 million as compared with $5.8 million for the Predecessor fiscal 2011 period, an increase of $0.2 million. Net sales of our existing molecular products increased in the combined fiscal 2012 periods as compared with fiscal 2011 due to increased demand in fiscal 2012.

Consolidated gross margin was 59.6% in the Successor fiscal 2012 period and 69.4% in Predecessor fiscal 2012 period yielding a combined consolidated gross margin of 61.8% for fiscal 2012. This was a decrease from the 71.1% achieved in the Predecessor fiscal 2011 period. Gross margin in the Successor fiscal 2012 period was negatively impacted by the amortization of the fair value adjustment to inventory and gross margin in the Predecessor fiscal 2012 period was negatively impacted by the acceleration of share-based compensation expense, both resulting from the Immucor Acquisition.

Research and development expenses were $13.9 million in the Successor fiscal 2012 period and $4.9 million in the Predecessor fiscal 2012 period compared to $15.9 million in the Predecessor fiscal 2011 period. The overall increase of $2.9 million, or 18%, was primarily due to $1.5 million of increased spend on projects in the Successor fiscal 2012 period. Additionally, $0.9 million of compensation expense in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Immucor Acquisition that is non-recurring.

Selling and marketing expenses were $32.9 million in the Successor fiscal 2012 period and $10.5 million in the Predecessor fiscal 2012 period compared to $36.4 million in the Predecessor fiscal 2011 period. The overall increase of $7.0 million, or 19%, was primarily due to an increase in other compensation-related expenses. Additionally, $1.3 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Immucor Acquisition that is non-recurring.

Distribution expenses were $14.3 million in the Successor fiscal 2012 period and $4.0 million in the Predecessor fiscal 2012 period compared to $16.5 million in the Predecessor fiscal 2011 period. The overall increase of $1.8 million, 11%, was due to increases in warehouse expenses and freight costs. Additionally, $0.2 million of compensation expense was recorded in the Predecessor fiscal 2012 period related to the vesting of all share-based awards in conjunction with the Immucor Acquisition.

General and administrative expenses were $37.0 million in the Successor fiscal 2012 period and $19.3 million in the Predecessor fiscal 2012 period compared to $37.3 million in the Predecessor fiscal 2011 period. The overall increase of $19.0 million was primarily due to compensation expense recognized related to the vesting of all share-based awards in conjunction with the Immucor Acquisition, severance expense as well as monitoring fees and expenses related to the management services agreement with the Sponsor.

Amortization expense was $39.2 million in the Successor fiscal 2012 period and $0.9 million in the Predecessor fiscal 2012 period compared to $4.3 million in the Predecessor fiscal 2011 period. The overall increase for fiscal 2012 was $35.8 million. The increase in the Successor 2012 period was related to the amortization of intangible assets in connection with the Immucor Acquisition.

Certain litigation expenses of $22.0 million recorded in the Successor fiscal 2012 period relate to the settlement of the antitrust class action lawsuit (See Part I, Item 3– Legal Proceedings for further discussion).

Acquisition-related charges were $20.2 million in the combined Successor and Predecessor fiscal 2012 periods, as compared with $0.5 million in fiscal 2011. This increase in acquisition-related charges in the combined fiscal 2012 periods was related to professional fees for legal, due-diligence, and valuation services related to the Immucor Acquisition.

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

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

Our cash and cash equivalents increased by $10.8 million to $29.4 million as of May 31, 2013 compared with $18.6 million as of May 31, 2012. The primary reasons for this increase was positive cash flow provided by operating activities and cash acquired in the LIFECODES acquisition, including working capital contributed by the Parent. The cash balance at May 31, 2013 includes cash of $18.3 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

During the Successor fiscal 2012 period, cash and cash equivalents decreased by $304.4 million to $18.6 million at May 31, 2012. This decrease was mainly due to the Immucor Acquisition and cash flows used in operating activities, partially offset by cash provided by financing activities. We used $1.9 billion in the Immucor Acquisition in the Successor fiscal 2012 period. In conjunction with the Immucor Acquisition in fiscal 2012, we entered into the Senior Credit Facilities, including a $615 million Term Loan Facility and a $100 million Revolving Facility. We also issued $400 million principal amount of Notes. The Immucor Acquisition was funded with $991.4 million of net long-term borrowings under the Senior Credit Facilities and the Notes and $706.2 million in equity contributions.

Operating activities

Cash provided by operating activities was $24.5 million in fiscal 2013. The focus on working capital improvements during the year yielded additional cash with collections of accounts receivable by $7.7 million. We reported a net loss of $39.1 million in 2013. To reconcile to operating cash flow, we had positive adjustments for noncash charges for depreciation and amortization of $71.7 million, a loss on extinguishment of debt of $9.1 million, noncash interest expense of $7.5 million, a fair value adjustment to inventory of $1.7 million related to the acquisition of LIFECODES, an impairment loss on in-process research and development assets of $3.5 million, a loss on the disposition of fixed assets of $1.3 million, and share based compensation expense of $1.4 million. These noncash charges were offset by negative adjustments for the change in deferred income taxes of $28.6 million and a $4.4 million net change in the components of working capital.

Investing activities

During fiscal 2013, we used $84.8 million of cash (net of cash acquired of $2.6 million) to purchase the LIFECODES business. On March 22, 2013, we paid $87.3 million to the seller for the LIFECODES business and, as of May 31, 2013, $1.1 million was due to us from the seller as a result of finalizing certain purchase price adjustments.  The total net cash purchase price of the LIFECODES business was $86.2 million. The $1.1 million due from the seller was received in July 2013.

For other investing activities, we used cash of $9.6 million to purchase property and equipment in fiscal 2013 as compared to fixed asset purchases of $8.2 million in fiscal 2012 (for the combined Successor and Predecessor periods).

Financing activities

The LIFECODES acquisition was funded by additional borrowings of $50.0 million under the Term Loan Facility and an equity investment of $42.5 million from our Parent. The excess of the cash received over the purchase price was used to pay transaction expenses and provided an additional $2.1 million of working capital.

In addition to the borrowings for the LIFECODES acquisition, we refinanced our Senior Credit Facilities in August 2012 and February 2013 via debt amendments. The August 2012 refinancing lowered the interest rate on our Term Loan Facility by 1.5%, including lowering the LIBOR floor on the term debt from 1.5% to 1.25%. This refinancing also lowered the interest rate on the revolving debt and extended the maturity date of the Revolving Facility to August 2017. The February 2013 refinancing lowered our interest rates on the Term Loan Facility by 0.75% and provided for additional borrowings under the Term Loan Facility of $6.0 million. The February refinancing also lowered the interest rate on the Revolving Facility and modified the financial covenant per the Senior Credit Facilities to only apply to the Revolving Facility. In connection with these refinancings, we received cash proceeds of $288.1 million, including the $6.0 million of additional term loan debt, and we repaid long term debt of $282.1 million. We also made scheduled principal payments on the Term Loan Facility of $6.2 million during fiscal 2013.

As a result of all of the amendments to the Senior Credit Facilities, we anticipate annualized interest expense savings on the Term Loan Facility of approximately $14.0 million.

In connection with these refinancings, and the LIFECODES acquisition, we paid debt financing costs of $11.4 million during fiscal 2013.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. (See Part I, Item 3 – Legal Proceedings for further discussion.) Although we believe we have meritorious defenses to the claims and other issues asserted in such matters, one or more of such matters or any future legal matters may have an adverse effect on the Company or our financial position. Contingent liabilities are described in Note 22 to the audited consolidated financial statements included herein.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $8.6 million (including $2.0 million for the required excess cash flow payment due to the lenders in September 2013) and $33.5 million for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of May 31, 2013, we had principal of $1,061.7 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility was $100 million as of May 31, 2013. As of May 31, 2013, we had no amounts outstanding under the Revolving Facility.

We expect that recurring capital expenditures during fiscal 2014 will range from $10 million to $15 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments for the next five years are detailed in the table below:

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Senior Credit Facilities (1) (2)	$661,677	8,621	13,264	13,264	626,528
Notes (2)	400,000	-	-	-	400,000
Purchase obligations	53,645	16,299	14,520	10,828	11,998
Operating and capital leases	22,310	4,774	8,383	4,059	5,094
Acquisition costs for earn-out provision	4,504	4,504	-	-	-
Interest (3)	546,087	79,598	157,308	168,680	140,501
Total contractual cash obligations	$1,688,223	113,796	193,475	196,831	1,184,121

(1)

The Senior Credit Facilities are comprised of a $661.7 million Term Loan Facility and a $100.0 million Revolving Facility. These are minimum scheduled payments of the Term Loan Facility. The Term Loan Facility has an excess cash flow requirement beginning in fiscal 2013 estimated at $2.0 million.

(2)	Amounts shown do not include interest.
(3)

Interest on the Term Loan Facility is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the credit agreement. Interest on the Notes is computed using the stated interest rate.

In addition to the obligations in the table above, approximately $14.0 million of unrecognized tax benefits, including accrued interest of $1.3 million, have been recorded as liabilities in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, and we are uncertain as to if or when such amounts may be settled.  However, as none of these amounts are expected to be settled within the current period, all amounts are classified as long-term. We recorded $3.8 million in long-term deferred tax liabilities and $10.2 million in other long-term liabilities.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2013.

Non-GAAP Disclosures

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because our management considers them important supplemental measures of our performance and believes that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a useful financial metric to assess our operating performance from period to period. Adjusted EBITDA does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information. Adjusted EBITDA for the fiscal year ended May 31, 2013 and for fiscal 2012 separated into the Successor and Predecessor periods and for the fiscal year ended May 31, 2011 is calculated as follows:

		Successor	Predecessor
	Year Ended May 31, 2013	August 20, 2011 to May 31, 2012	June 1, 2011 to August 19, 2011	Year Ended May 31, 2011

Net (loss) income	$(39,142)	(49,647)	(6,374)	89,327
Interest expense (income), net	90,802	77,041	(142)	(636)
Income tax (benefit) expense	(24,566)	(31,546)	2,681	41,303
Depreciation and amortization	71,746	52,141	4,264	18,198

EBITDA	98,840	47,989	429	148,192

Adjustments to EBITDA:
Stock-based compensation (i)	1,423	753	16,233	6,941
Acquisition-related items (ii)	2,616	1,362	18,863	500
Specified legal fees (iii)	74	1,779	-	1,588
Sponsor fee (iv)	4,390	3,161	-	-
Non-cash impact of purchase accounting (v)	4,950	29,205	-	-
Loss on extinguishment of debt	9,111	-	-	-
Certain non-recurring expenses and other (vi)	21,252	27,844	2,444	(1,930)
Adjusted EBITDA	$142,656	112,093	37,969	155,291

i.	Represents non-cash stock-based compensation.
ii.	Related to legal, accounting and other costs related to the Immucor and LIFECODES acquisitions.
iii.	Represents certain litigation-related professional expenses.
iv.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
v.

Represents non-cash expenses, such as inventory valuation adjustment and deferred revenue adjustments, incurred as a result of purchase accounting adjustments related to the Immucor and LIFECODES acquisitions.

vi.

Represents non-recurring or noncash items not included in captions above, such as $5.3 million of personnel-related costs and $10.7 million of business optimization and integration costs recorded in fiscal 2013, and $22.0 million recorded in the Successor fiscal 2012 period relating to the settlement of the antitrust class action lawsuit (see Part I, Item 3– Legal Proceedings for further discussion).

Under the Senior Credit Facilities, the senior secured leverage ratio is used as a benchmark to determine maximum levels of additional indebtedness we may incur. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. Our senior secured leverage ratio is defined by our credit agreement of the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except for the inclusion of certain additional adjustments for projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives. As of May 31, 2013, we were in compliance with our senior secured net leverage ratio covenant.

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements included with this report. We believe that our most critical accounting policies and estimates relate to the following:

i.	Revenue recognition
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Income taxes

i) Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic No. 605, “Revenue Recognition,” when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

We enter into arrangements in which we commit to delivering multiple products or services to our customers. In these cases, total arrangement consideration is allocated to all deliverables based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”). VSOE generally exists only when we sell the deliverable separately and it is the price actually charged by us for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

ii) Trade Accounts Receivable and Allowance for Doubtful Accounts

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

iii) Inventories

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves. We record adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand, and market conditions.

In connection with the Acquisition of Immucor on August 19, 2011, a fair value adjustment of approximately $24.4 million increased inventory to fair value, which was greater than replacement cost. As of May 31, 2012, all of the fair value adjustment had been expensed through cost of sales in the Successor fiscal 2012 period, and the inventory was again stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves.

In connection with the LIFECODES acquisition on March 22, 2013, a fair value adjustment of approximately $4.5 million increased inventory to fair value , which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment has been expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment is expected to be expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories will again be stated at the lower of cost or market, net of reserves.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives.

We evaluate the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired we first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we then compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

v) Income Taxes

Deferred income taxes are computed using the asset and liability method. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and we consider the Company’s history of taxable income (loss), the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management assesses the need for additional valuation allowances quarterly.

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

Effective with the Immucor Acquisition, our taxable income or loss is included in the consolidated income tax returns of Holdings. Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer.

Recently Issued Accounting Standards

Accounting Changes Recently Adopted

In the first quarter of 2013, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of operations and comprehensive income or in two separate but consecutive statements. We elected to present two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In the first quarter of 2013, we adopted the FASB ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. The adoption of ASU 2011-12 did not have a material impact on our consolidated financial statements.

In the second quarter of 2013, we adopted the FASB ASU No. 2012-02: Intangibles – Goodwill and Other (Topic 350) (“ASU 2012-02”) which provides the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The adoption of ASU 2012-02 did not have a material impact our consolidated financial statements.

Accounting Changes Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of our financial statements can understand the effect that offsetting has on our financial position. ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to our first quarter of fiscal 2014. Retrospective application is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013, which corresponds to our first quarter of fiscal 2014. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponds to our first quarter of fiscal 2014. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 which corresponds to our first quarter of fiscal 2015. We are evaluating when to adopt ASU 2013-04, and the effect the adoption will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 which corresponds to our first quarter of fiscal 2015. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. We are evaluating when to adopt ASU 2013-05, and the effect the adoption will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting (“ASU 2013-07”). The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, which corresponds to our first quarter of fiscal 2015. The adoption of ASU 2013-07 is not expected have a material impact on our consolidated financial statements.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents and trade receivables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded foreign currency translation gain of $1.6 million in fiscal 2013, and losses of $18.4 million in the Successor fiscal 2012 period, and $2.2 million in the Predecessor fiscal 2012 period, and gains of $13.9 million in fiscal 2011.

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the term loan outstanding under our Senior Credit Facilities. We have approximately $661.7 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under our Senior Credit Facilities would increase should interest rates exceed the 1.25% floor our pro forma annual interest expense by approximately $0.8 million, assuming there are no borrowings under the Revolving Credit Facility. The Senior Credit Facilities also allow up to an aggregate of $100.0 million (or a greater amount if we meet specified financial ratios) in uncommitted incremental facilities, the availability of which are subject to our meeting certain conditions, bearing interest at variable rates. We have interest rate swaps on approximately 48% of our outstanding Term Loan Facility. These swaps reduce the risk of variability in the interest rates by fixing a portion of the interest costs. We consider these swaps to be effective hedges and they are marked-to-market with the changes in other comprehensive income.

Item 8. — Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Grant Thornton LLP Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets as of May 31, 2013 and as of May 31, 2012	34

Consolidated Statements of Operations for the fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and fiscal year ended May 31, 2011 (Predecessor)	35

Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the year ended May 31, 2011 (Predecessor)	36

Consolidated Statement of Changes in Shareholders' Equity for the fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor), and for the year ended May 31, 2011 (Predecessor)	37

Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2013 periods August 20, 2011 to May 31, 2012 (Successor), June 1, 2011 to August 19, 2011 (Predecessor) and for the year ended May 31, 2011 (Predecessor)	38

Notes to Consolidated Financial Statements	39

Consolidated Financial Statement Schedule	82

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2013 (Successor) and 2012 (Successor), and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for the year ended May 31, 2013 (Successor), the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor), and for the year ended May 31, 2011 (Predecessor). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. and subsidiaries as of May 31, 2013 (Successor) and 2012 (Successor), and the results of their operations and their cash flows for the year ended May 31, 2013 (Successor), the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor), and for the year ended May 31, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

August 26, 2013

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2013	May 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,388	18,578
Trade accounts receivable, net of allowance for doubtful accounts of $815 and $612 at May 31, 2013 and 2012, respectively	68,086	66,392
Inventories	45,941	33,370
Deferred income tax assets, current portion	5,290	5,489
Prepaid expenses and other current assets	11,577	11,738
Total current assets	160,282	135,567

PROPERTY AND EQUIPMENT, net	76,381	64,662
GOODWILL	1,003,463	966,338
INTANGIBLE ASSETS	714,603	735,522
DEFERRED FINANCING COSTS, net	39,449	38,769
OTHER ASSETS	6,792	8,295
Total assets	$2,000,970	1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,638	12,734
Accrued expenses and other current liabilities	46,738	41,356
Income taxes payable	3,873	3,654
Deferred revenue, current portion	2,252	2,606
Current portion of long-term debt, net of debt discounts	6,712	3,922
Total current liabilities	73,213	64,272

LONG-TERM DEBT, net of debt discounts	1,039,278	986,361
DEFERRED REVENUE	161	431
DEFERRED INCOME TAX LIABILITIES	231,040	245,496
OTHER LONG-TERM LIABILITIES	12,572	15,215
Total liabilities	1,356,264	1,311,775
COMMITMENTS AND CONTINGENCIES (Note 22)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of May 31, 2013 and May 31, 2012, respectively	-	-
Additional paid-in capital	751,635	706,986
Accumulated deficit	(89,007)	(49,865)
Accumulated other comprehensive loss	(17,922)	(19,743)
Total shareholders' equity	644,706	637,378
Total liabilities and shareholders' equity	$2,000,970	1,949,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

		Successor	Predecessor
	Year Ended May 31, 2013	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011

NET SALES	$347,788	261,814	74,910	333,091
COST OF SALES (exclusive of amortization shown separately below)	120,027	105,698	22,955	96,175
GROSS MARGIN	227,761	156,116	51,955	236,916

OPERATING EXPENSES
Research and development	21,313	13,929	4,895	15,900
Selling and marketing	50,129	32,913	10,510	36,431
Distribution	18,718	14,333	3,952	16,508
General and administrative	42,801	36,954	19,312	37,247
Amortization expense	50,765	39,224	931	4,333
Certain litigation expenses	-	22,000	-	-
Impairment loss	3,500	-	-	-
Acquisition-related charges	2,616	1,362	18,863	500
Loss on disposition of fixed assets	1,175	-	-	-
Total operating expenses	191,017	160,715	58,463	110,919

INCOME (LOSS) FROM OPERATIONS	36,744	(4,599)	(6,508)	125,997

NON-OPERATING (EXPENSE) INCOME
Interest income	28	7	142	706
Interest expense	(90,830)	(77,048)	-	(70)
Loss on extinguishment of debt	(9,111)	-	-	-
Other, net	(539)	447	2,673	3,997
Total non-operating (expense) income	(100,452)	(76,594)	2,815	4,633

(LOSS) INCOME BEFORE INCOME TAXES	(63,708)	(81,193)	(3,693)	130,630
(BENEFIT) PROVISION FOR INCOME TAXES	(24,566)	(31,546)	2,681	41,303
NET (LOSS) INCOME	$(39,142)	(49,647)	(6,374)	89,327

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

		Successor	Predecessor
	Year Ended May 31, 2013	August 20, 2011 Through May 31, 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011

NET (LOSS) INCOME	$(39,142)	(49,647)	(6,374)	89,327

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	1,644	(18,385)	(2,153)	13,903

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	(535)	(2,003)	-	-
Less: reclassification adjustment for losses included in net income	712	645	-	-
Net changes in fair value of cash flow hedges	177	(1,358)	-	-

OTHER COMPREHENSIVE (LOSS) INCOME	1,821	(19,743)	(2,153)	13,903

COMPREHENSIVE (LOSS) INCOME	$(37,321)	(69,390)	(8,527)	103,230

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Deficit)	Accumulated Other Comprehensive	Total Shareholders’
Predecessor:	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
BALANCE, MAY 31, 2010	69,912	$6,991	36,256	409,825	3,051	456,123
Shares issued under employee stock plan	482	48	1,264	-	-	1,312
Share-based compensation expense	-	-	6,941	-	-	6,941
Stock repurchases and retirements	(27)	(2)	(524)	-	-	(526)
Tax benefits related to stock-based compensation	-	-	1,792	-	-	1,792
Net income	-	-	-	89,327	-	89,327
Other comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	13,903	13,903
BALANCE, MAY 31, 2011	70,367	7,037	45,729	499,152	16,954	568,872
Shares issued under employee stock plan	415	41	485	-	-	526
Share-based compensation expense	-	-	16,233	-	-	16,233
Stock repurchases and retirements	(103)	(10)	(448)	-	-	(458)
Net loss	-	-	-	(6,374)	-	(6,374)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(2,153)	(2,153)
BALANCE, AUGUST 19, 2011	70,679	$7,068	61,999	492,778	14,801	576,646

Successor:
BALANCE, AUGUST 20, 2011	-	$-	-	-	-	-
Capital contribution from Parent, net of costs	100	-	706,233		-	706,233
Other	-	-	-	(218)	-	(218)
Share-based compensation expense	-	-	753	-	-	753
Net loss	-	-	-	(49,647)	-	(49,647)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(18,385)	(18,385)
Cash flow hedges, net of tax	-	-	-	-	(1,358)	(1,358)
BALANCE, MAY 31, 2012	100	-	706,986	(49,865)	(19,743)	637,378
Capital contribution from Parent, net of costs	-	-	42,500		-	42,500
Share-based compensation expense	-	-	1,423	-	-	1,423
Net loss	-	-	-	(39,142)	-	(39,142)
Tax benefit from tax deduction contributed by Holdings	-	-	726	-	-	726
Other comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	1,644	1,644
Cash flow hedges, net of tax	-	-	-	-	177	177
BALANCE, MAY 31, 2013	100	$-	751,635	(89,007)	(17,922)	644,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Successor	Predecessor
	Year Ended May 31, 2013	August 20, 2011 through May 31 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011
OPERATING ACTIVITIES:
Net (loss) income	$(39,142)	(49,647)	(6,374)	89,327

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:	-
Depreciation and amortization	71,746	54,745	4,321	18,213
Noncash interest expense	7,471	5,656	-	-
Inventory fair value adjustment	1,745	24,439	-	-
Loss on disposition and retirement of fixed assets	1,306	417	135	1,072
Loss on extinguishment of debt	9,111	-	-	-
Asset impairment	3,500	-	-	-
Provision for doubtful accounts	203	612	185	371
Share-based compensation expense	1,423	753	16,233	6,941
Deferred income taxes	(28,573)	(36,423)	(3,976)	941
Change in fair value of contingent consideration	104	-	-	-
Excess tax benefit from share-based compensation	-	-	-	(1,792)
Accrued refund of BioArray escrowed funds (1)	-	-	-	(4,256)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	7,665	(5,347)	(3,938)	757
Income taxes	1,976	(414)	3,317	(2,790)
Inventories	(9,774)	(12,220)	(3,242)	(8,248)
Other assets	105	(2,469)	6,459	875
Accounts payable	(305)	5,601	(4,023)	2,412
Deferred revenue	(651)	(910)	(920)	(3,595)
Accrued expenses and other liabilities	(3,376)	5,614	17,411	1,883
Cash provided by (used in) operating activities	24,534	(9,593)	25,588	102,111

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,639)	(5,964)	(2,265)	(9,061)
Payments for acquisition of businesses, net of cash acquired	(84,762)	-	-	-
Acquisition of Immucor, Inc., net of cash acquired	-	(1,939,387)	-	-
Purchase of licensing agreement	-	(99)	-	-
Cash used in investing activities	(94,401)	(1,945,450)	(2,265)	(9,061)

FINANCING ACTIVITIES:
Proceeds from long-term debt	338,076	991,406	-	-
Proceeds from capital contributions, net of costs	42,500	706,233	-	-
Payment of debt issuance costs	(11,412)	(42,474)	-	-
Repayments of long-term debt	(288,332)	(3,075)	-	-
Proceeds from Revolving Credit Facility	49,000	11,000	-	-
Repayments of Revolving Credit Facility	(49,000)	(11,000)	-	-
Repurchase of common stock	-	-	(458)	(526)
Proceeds from exercise of stock options	-	-	524	1,312
Excess tax benefit from share-based compensation	-	-	-	1,792
Cash provided by financing activities	80,832	1,652,090	66	2,578

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(155)	(1,432)	(3,029)	4,326
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,810	(304,385)	20,360	99,954
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,578	322,963	302,603	202,649
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,388	18,578	322,963	302,603

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$4,161	8,918	3,414	43,090
Interest paid	85,033	50,366	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$12,037	12,392	1,618	12,857
Exchange of debt instruments due to debt amendment August 2012	468,241	-	-	-
Exchange of debt instruments due to debt amendment February 2013	467,406	-	-	-
Tax benefit from tax deductions contributed by IVD Holdings Inc.	726	-	-	-
Accrued refund of BioArray escrowed funds (1)	-	-	-	2,935

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

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Founded in 1982, Immucor, Inc., a Georgia corporation (“Immucor” or the “Company”), develops, manufactures and sells transfusion and transplantation diagnostics products used by hospitals, donor centers and reference laboratories around the world. Our products are used in a number of tests performed in the typing and screening of blood, organs or stem cells to identify certain properties of the cell and serum components of human blood and tissue to ensure donor-recipient compatibility for blood transfusion, and organ transplantations. The Company operates manufacturing facilities in North America with both direct affiliate offices and third-party distribution arrangements worldwide.

Basis of Presentation – The Company (Immucor, Inc. together with its wholly owned subsidiaries) was acquired on August 19, 2011 through a merger transaction with IVD Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of IVD Intermediate Holdings B Inc. (the “Parent”). The Parent is a wholly owned indirect subsidiary of IVD Holdings Inc. (“Holdings”) which was formed by investment funds affiliated with TPG Capital, L.P. (“the Sponsor”). The acquisition was accomplished through a merger of the Merger Sub with and into the Company, with the Company being the surviving company (the “Immucor Acquisition”). As a result of the merger, the Company became a wholly owned subsidiary of Parent. Prior to August 19, 2011, the Company operated as a public company with common stock traded on the NASDAQ Stock Market.

The Company continued as the same legal entity after the Immucor Acquisition, however, a new accounting basis was established upon accounting for the merger as a business combination. The accompanying consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows are presented for the year ended May 31, 2013, fiscal 2012 which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), which relate to the period preceding the Immucor Acquisition and the period succeeding the Immucor Acquisition, and fiscal 2011, respectively. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for future periods. Certain reclassifications have been made to the fiscal 2012 consolidated financial statements to conform to the 2013 presentation. We have also performed an evaluation of subsequent events through the date the financial statements were issue.

Consolidation Policy – The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Share-Based Compensation – Consistent with the provisions of Accounting Standards Codification ("ASC") 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value. The value of share-based compensation is attributed to expense over the requisite service period using the straight-line method.

The fair value of the Company’s share-based payment awards for the Successor periods is estimated using a Monte Carlo simulation approach. The Monte Carlo method is used to calculate the fair value of an option with multiple sources of uncertainty by creating random price paths for the underlying share and expected future value, then discounting the average of those paths to determine the fair value. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any.

The fair value of the Company’s share-based payment awards for the Predecessor periods was estimated using the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of certain assumptions, and changes in the assumptions could have materially affected the fair value estimates.

The Company calculated its additional paid in capital pool (“APIC pool”) based on the actual income tax benefits received from exercises of share-based compensation awards granted after the effective date of ASC 718 using the long method. As of the date of the Immucor Acquisition, the APIC pool was reset to zero.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $29.4 million and $18.6 million at May 31, 2013 and 2012, respectively. Cash and cash equivalents located in the U.S. were approximately 38% and 43% at May 31, 2013 and 2012, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2013, 2012 and 2011, no single customer represented more than 10% of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2013 and 2012, the Company’s net trade accounts receivable balances were $68.1 million and $66.4 million, respectively, with about 50% and 60% of these accounts being of foreign origin, respectively, predominantly European. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectibility. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

Cash and Cash Equivalents – The Company considers deposits and investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of insurance limit. The Company limits its exposure to credit loss by placing its cash and cash equivalents in liquid investments with high quality financial institutions.

Inventories – Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand, and market conditions.

In connection with the Immucor Acquisition on August 19, 2011, a fair value adjustment of approximately $24.4 million increased inventory to fair value which was greater than replacement cost. As of May 31, 2012, all of the fair value adjustment had been expensed through cost of sales in the Successor fiscal 2012 period, and the inventory was again stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves.

In connection with the LIFECODES acquisition on March 22, 2013, a fair value adjustment of approximately $4.5 million increased inventory to fair value which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment has been expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment is expected to be expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories will again be stated at the lower of cost or market net of reserves.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and other current liabilities approximate fair value because of their short-term nature.

Derivative Instruments – The Company may from time to time use derivatives as a risk management tool to mitigate the potential impact of interest rate and foreign exchange risk. All derivatives are carried at fair value in the Company’s consolidated balance sheets. The Company does not enter into speculative derivatives. The derivatives are cash flow hedges which are considered effective. Changes in fair value are recognized through other comprehensive income. Any portion considered ineffective is recognized directly into operating income.

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that significantly enhance the useful life of the asset are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to thirty years. Carrying values of these assets are evaluated if impairment indicators arise. On August 19, 2011, in connection with the Immucor Acquisition, property and equipment was adjusted to reflect fair value.

Deferred Financing Costs – Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method. The amortization expense is included in interest expense in the consolidated statements of operations.

Goodwill – Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are amortized on a straight line basis over their useful lives.

The Company evaluates the carrying value of goodwill as of March 1st of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired the Company first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and intangible assets with indefinite lives completed during fiscal years 2013, 2012 and 2011 resulted in no impairment charges.

Other Intangible Assets – Other intangible assets primarily include customer relationships, deferred licensing costs, existing technology and trade names. These intangible assets are amortized over their estimated useful lives. Carrying values of these assets are evaluated when impairment indicators arise. There was no impairment charge related to other intangible assets in fiscal years 2013, 2012 or 2011.

In-process research and development (“IPR&D”) is also included in other intangible assets. IPR&D has an indefinite life until the completion or abandonment of the individual project. When a project is completed, its value will be amortized over the useful life. If a project is abandoned, its value is written off. The carrying value of IPR&D is tested for impairment annually or more frequently if impairment indicators arise. An impairment charge of $3.5 million was recorded in fiscal 2013 for an IPR&D project that was determined not to be economically feasible, and therefore was abandoned. There was no impairment charge related to IPR&D during fiscal 2012. There were no IPR&D assets as of fiscal 2011.

Foreign Currency Translation – The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with ASC 830-30, “Translation of Financial Statements”. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.

Gains and losses that result from foreign currency transactions are included in “other non-operating (expense) income” in the consolidated statements of operations.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company enters into arrangements in which the Company commits to delivering multiple products or services to our customers. In these cases, total arrangement consideration is allocated to all deliverables based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of operations as net sales. The costs of handling and shipping customer orders are reported in the operating expense section of the consolidated statements of operations as distribution expense. For fiscal 2013, the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and the fiscal year ended May 31, 2011 these costs were $18.7 million, $14.3 million, $4.0 million, and $16.5 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the invoice credited to a revenue account.

Trade Accounts Receivable and Allowance for Doubtful Accounts –The allowance for doubtful accounts represents a reserve for estimated losses resulting from the inability of the Company’s customers to pay their debts. The collectability of trade accounts receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered. On August 19, 2011, in connection with the Immucor Acquisition, trade accounts receivables were written down to the amount expected to be recovered and the allowance for doubtful accounts was set to zero.

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

Income Taxes – Effective with the Immucor Acquisition, the Company’s taxable income or loss is included in the consolidated income tax returns of Holdings. Current and deferred income taxes are allocated to the members of the consolidated group as if each member were a separate taxpayer.

Deferred income taxes are computed using the asset and liability method. The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in applicable tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statements of operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and the Company considers the Company’s history of taxable income (loss), the scheduled reversal of deferred tax liabilities, projected future taxable income, carry-back opportunities, and tax-planning strategies in making this assessment. Management assesses the need for additional valuation allowances quarterly.

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

Business Combinations – Transactions classified as an acquisition of a business are recognized in accordance with ASC 805, “Business Combinations”. Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the acquired assets and liabilities based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Any purchase price in excess of these acquired assets and liabilities is recorded as goodwill. The allocation of purchase price in certain circumstances may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2013

In the first quarter of 2013, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of operations and comprehensive income or in two separate but consecutive statements. The Company elected to present two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of 2013, the Company adopted the FASB ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2013, the Company adopted the FASB ASU No. 2012-02: Intangibles – Goodwill and Other (Topic 350) (“ASU 2012-02”) which provides the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The adoption of ASU 2012-02 did not have a material impact the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position. ASU 2001-11 is effective for annual periods beginning on or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014. Retrospective application is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that are not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013, which corresponds to the Company’s first quarter of fiscal 2014. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which corresponds to the Company’s first quarter of fiscal 2014. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. The Company is evaluating when to adopt ASU 2013-04, and the effect the adoption will have on its financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013 which corresponds to the Company’s first quarter of fiscal 2015. Early adoption is permitted; however, if an entity elects to early adopt ASU 2013-05, it should be applied as of the beginning of the entity’s fiscal year of adoption. Prior periods should not be adjusted. The Company is evaluating when to adopt ASU 2013-05, and the effect the adoption will have on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting (“ASU 2013-07”). The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, which corresponds to the Company’s first quarter of fiscal 2015. The adoption of ASU 2013-07 is not expected have a material impact on the Company’s consolidated financial statements.

2.     BUSINESS COMBINATIONS

Business combinations completed in fiscal 2013:

Acquisition of LIFECODES – The Company completed the acquisition of the LIFECODES business on March 22, 2013. This acquisition enables Immucor to enter the field of transplantation diagnostics – a close adjacency to our current business of transfusion medicine. The LIFECODES business specializes in pre-transplant human leukocyte antigen (HLA) typing and screening to ensure the most compatible match between patient and donor, as well as post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products.

Purchase Price Allocation

The total cash purchase price of the LIFECODES business was $86.2 million, of which $87.3 was paid in fiscal 2013, and $1.1 million was due from the seller as a result of finalizing certain purchase price adjustments as of May 31, 2013. The $1.1 million due from the seller was received in July 2013. In addition, the purchase agreement included a contingent consideration arrangement for a potential earn-out totaling $10.0 million in cash based upon the LIFECODES business attaining certain operating targets for fiscal year 2013. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $4.4 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. The key assumptions were the earn-out period payment probabilities, and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration was approximately $90.6 million. The contingent consideration liability is included in current liabilities in the Company’s consolidated balance sheet as of May 31, 2013. During 2013, the fair value of the contingent consideration liability was increased by $0.1 million to reflect accretion of the fair value amount. This fair value adjustment was included in interest expense in the consolidated statement of operations.

The LIFECODES acquisition was recorded under the acquisition method of accounting by the Company and pushed-down to the acquired businesses by allocating the purchase consideration of $90.6 million to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The allocation of purchase price was based on management’s judgment after evaluating several factors including valuation assessments of tangible and intangible assets. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed of $36.9 million was recorded as goodwill. The goodwill resulting from the LIFECODES acquisition is largely attributable to the synergies it is expected to achieve with the existing Immucor business, future technologies management expects to develop, and the value of its assembled workforce.

The fair values of major classes of assets acquired and liabilities assumed along with the contingent consideration liability recorded at the date of acquisition is included in the reconciliation of the total consideration as follows (in thousands):

Cash on hand	$2,558
Accounts receivable	7,697
Inventories	16,800
Property and equipment	13,432
Intangible assets	33,240
Goodwill	36,889
Current liabilities	(4,669)
Deferred tax assets and liabilities - net	(15,197)
Other assets and liabilities - net	(146)
Total consideration paid	90,604
Less: Contingent consideration liability	(4,400)
Total cash purchase price	$86,204

The Company has acquired identifiable intangible assets, not including goodwill, totaling approximately $33.2 million in the LIFECODES acquisition.  Identifiable intangible assets of $31.8 million are subject to amortization over their estimated useful lives, as indicated in the table below. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended May 31, 2013. IPR&D assets of $1.4 million are not subject to amortization until the projects are complete or abandoned. The amortization of these intangibles is not deductible for tax purposes and hence the Company recorded a deferred tax liability of approximately $12.7 million to offset the future book amortization related to these intangibles.  Significantly all of the $36.9 million of goodwill resulting from the LIFECODES acquisition is not deductible for tax purposes.

The accounting for this acquisition is substantially complete as of May 31, 2013 subject to any material tax matters that may be identified within the measurement period. The valuation method and assumptions used to determine fair value of major classes of assets acquired and liabilities assumed in accordance with ASC Topic 820 are as follows:

●

Cash, receivables, current liabilities, and other assets and liabilities, net – The carrying amounts of each of these items approximated fair value because of the short-term maturity of these instruments.

●

Inventories were valued on the basis of estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance on the selling effort. The inventory values were established separately for raw materials and supplies (including instruments and genotyping inventories), work-in-process, and finished goods.

●

Property and equipment were valued based on a cost and market approach. The cost approach quantifies value by examining either the historical cost to reproduce or the estimated current cost to replace at a given level of functionality and estimated physical deterioration. A physical deterioration factor was considered for the loss in value brought about by wear and tear of the elements, disintegration, use in service, and physical factors that reduce the life and serviceability of the property. In addition to the cost approach, certain assets were valued through a market approach. The market approach measures the value of an asset through an analysis of recent sales.

●

Intangible assets were valued primarily through application of the income approach. The income approach is a valuation technique that provides an estimation of the fair value of an asset based on the cash flows that an asset can be expected to generate over its remaining useful life.  The Company used a variation of the income approach called the Multi-Period Excess Earnings Method (the “Excess Earnings Method”) to estimate the fair value of the Customer Relationships and the IPR&D projects. In estimating the fair value of the Existing Technology and the Trade Name intangible assets, a variation of the income approach, the relief from royalty method, was applied. In addition, the analysis provides an estimate for the remaining useful life of acquired intangible assets. For intangible assets without any contractual terms, the employment of certain statistical approaches to the economic pattern of asset utilization and qualitative assessments was used.

●

Goodwill results from the application of ASC Topic 805 since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify for separate recognition as assets at the acquisition date.

●

Deferred tax assets and liabilities were determined in accordance with ASC Topic 740, Income Taxes. Since this business combination was a stock acquisition, the assets are not adjusted to fair value for income tax reporting purposes. Therefore, deferred tax assets and liabilities are reflected for the expected income tax effects of the difference in bases for financial reporting and income tax purposes that result from applying the acquisition method of accounting for financial reporting purposes.

●

Continent consideration liability was calculated based up the expected (probability-weighted) payment based on the likelihood of achieving the financial performance target. Information as of March 22, 2013 was used to determine the likelihood of achievement. Assumptions included in the calculation were cumulative probability of success, discount rate and time of payment. The present value of the expected payment considers the time at which the obligation will be settled and a discount rate that reflects the risk associated with the performance payment.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the date of the LIFECODES acquisition (in thousands):

Intangible Asset	Fair Value	Useful Life in Years

Customer relationships	$16,000		20
Existing technology	13,250		10
Trade name	2,250		22
Below market leasehold interests	340	2	to	12
In-process research and development	1,400		n/a
	$33,240

Customer relationships represent the fair value of the existing customer base.

Existing technologies relate to existing intellectual property related to patents, trade secrets and accumulated know-how, from which LIFECODES derives a competitive advantage, market share and/or pricing margin.

Trade name represents the LIFECODES® company brand. LIFECODES is well recognized by customers as a company that provides a selection of quality products including products that are not available elsewhere in the marketplace.

Below market leasehold interests represents the Company’s interest in the current leases, which provide for payments below comparable leases obtainable contemporaneously with the LIFECODES acquisition.

Useful lives of the amortizable intangible assets were based on estimated economic useful lives and are being amortized using the straight-line method.

IPR&D relates primarily to the development of products that detect certain types of antibodies. IPR&D is not amortized, but will be evaluated on a periodic basis to determine which projects remain in process. When a project is completed, its value will be amortized over its useful life. If a project is abandoned, its value is written off.

Sources and Uses of Funds

The sources and uses of funds in connection with the LIFECODES acquisition are summarized below (in thousands):

Sources:
Proceeds from Term Loan	$50,000
Proceeds from equity contributions	42,500
$92,500

Uses:
Equity purchase price	$86,204
Transaction costs	4,161
Additional working capital	2,135
$92,500

The acquisition was funded by additional borrowings of $50.0 million of Term B-2 Loans under the terms of the Amended and Restated Amendment No. 2 to the Senior Credit Facilities and an equity investment of $42.5 million from the Parent including a $39.0 million investment by the Sponsor. The incremental funding was used to fund transaction costs of $4.2 million and to provide additional working capital of $2.1 million.

Transaction costs include legal and accounting fees, deferred financing costs related to the additional borrowings, and other external costs directly related to the LIFECODES acquisition. Of the $4.2 million of transaction costs paid at closing, $1.6 million was deferred financing costs that were capitalized and the remaining $2.6 million was incurred by the Company and included in acquisition-related charges in the consolidated statement of operations in fiscal 2013.

Financial Information

The Company included the operating results of LIFECODES in the consolidated statement of operations since the acquisition date on March 22, 2013. The results for fiscal 2013 included net sales of $9.5 million and a loss before income taxes of $2.6 million.

Pro forma Financial Information

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis, as though the LIFECODES Acquisition had occurred at June 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LIFECODES Acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets and interest expense resulting from the LIFECODES Acquisition. The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

	Twelve Months Ended
	May 31, 2013	May 31, 2012
	(in thousands) (Unaudited)

Revenue	$385,916	382,368
Net loss	$(39,326)	(61,121)

Business combinations completed in fiscal 2012:

Acquisition of Immucor – The Company was acquired on August 19, 2011 (the “Immucor Acquisition Date”) as described in Note 1.

Purchase Price Allocation

The Immucor Acquisition was recorded under the acquisition method of accounting by the Parent and pushed-down to the Company by allocating the purchase consideration of $1.9 billion to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the Immucor Acquisition Date. The allocation of purchase price is based on management’s judgment after evaluating several factors, including, but not limited to, valuation assessments of tangible and intangible assets. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed of $972.3 million is recorded as goodwill. The goodwill arising from the Immucor Acquisition consists largely of the commercial potential of the Company and the value of the assembled workforce.

The following sets forth the Company’s purchase price allocation (in thousands):

Cash on hand	$322,963
Accounts receivable	66,781
Inventories	60,000
Property and equipment	64,683
Intangible assets	779,860
Goodwill	972,295
Current liabilities	(53,429)
Deferred revenue	(4,107)
Deferred tax assets and liabilities - net	(273,962)
Other assets and liabilities - net	4,303
Total purchase price allocation:	$1,939,387

The Company has acquired intangible assets, not including goodwill, totaling approximately $779.9 million in the Immucor Acquisition.  The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $291.9 million to offset the future book amortization related to these intangibles. None of the goodwill of approximately $972.3 million resulting from the Immucor Acquisition is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the date of the Immucor Acquisition (in thousands):

Intangible Asset	Fair Value	Useful Life in Years

Customer relationships	$455,000	20
Existing technology and trade names	266,000	11
Corporate trade name	40,000	15
Below market leasehold interests	860	5
In-process research and development	18,000	n/a
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

Below market leasehold interests represents the Company’s interest in the current leases, which provide for payments below comparable leases obtainable contemporaneously with the Immucor Acquisition.

Useful lives of the amortizable intangible assets were based on estimated economic useful lives and are being amortized using the straight-line method.

In-process research and development relates primarily to the molecular immunohematology business. The other projects valued relate to technological improvements for the serology instrument platforms, and generally are applicable to the current NEO and Echo instruments, and thus will be able to yield a cash flow impact relatively quickly upon approval and launch. In-process research and development is not amortized, but will be evaluated on a periodic basis to determine which projects remain in process. When a project is completed, its value will be amortized over its useful life. If a project is abandoned, its value is written off.

Sources and Uses of Funds

The sources and uses of funds in connection with the Immucor Acquisition are summarized below (in thousands):

Sources:
Proceeds from Term Loan	$596,550
Proceeds from Notes	394,856
Proceeds from equity contributions	735,187
Company cash used in transaction	301,053
$2,027,646

Uses:
Equity purchase price	$1,939,387
Transaction costs	88,259
$2,027,646

Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Immucor Acquisition. Transaction costs paid at closing totaled $88.3 million and include $42.5 million that was capitalized as deferred financing costs and $16.9 million which was incurred by the Company and included in general and administrative expense in the Predecessor fiscal 2012 period. The remaining $28.9 million was incurred by the Parent but paid by the Company out of equity proceeds. These costs have been reflected on the balance sheet as a reduction of the capital contribution from the Parent. In addition, the Company paid $2.0 million of transaction costs prior to closing that is also included in general and administrative expense in the Predecessor fiscal 2012 period.

Pro forma Financial Information

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis, as though the Immucor Acquisition had occurred at June 1, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Immucor Acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, interest expense and management fee resulting from the Immucor Acquisition. The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved.

	Twelve Months Ended
	May 31, 2012	May 31, 2011
	(in thousands) (Unaudited)

Revenue	$336,724	333,091
Net loss	$(55,140)	(3,858)

3.    RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition, the Company entered into a management services agreement with the Sponsor pursuant to which the Sponsor received on the closing date an aggregate transaction fee of $18.0 million in cash, of which $8.0 million was capitalized as deferred financing costs relating to the commercial banking services that the Sponsor provided in conjunction with negotiating the debt arrangements. The remaining $10.0 million was incurred by the Parent but paid by the Company out of equity proceeds. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the fiscal 2013 and 2012 periods, approximately $4.4 million, and $3.2 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, and is included in general and administrative expenses in the consolidated statements of operations. At May 31, 2013 and 2012, the Company owed $0.6 million and none, respectively, to the Sponsor for these fees.

4.    INVENTORY

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). However, in relation to the Immucor Acquisition on August 19, 2011, and the LIFECODES acquisition on March 22, 2013, fair value adjustments of approximately $24.4 million and $4.5 million, respectively, increased inventory to fair value as of those dates which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment related to the LIFECODES acquisition has been expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment is expected to be expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories will again be stated at the lower of cost (first-in, first-out basis) or market (net realizable value). As of May 31, 2012, all of the fair value adjustment related to the Immucor Acquisition had been expensed through cost of sales in the Successor fiscal 2012 period and inventories were again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The following table is in thousands of dollars:

	As of May 31
	2013	2012

Raw materials and supplies	$14,880	10,228
Work in process	8,356	3,550
Finished goods	22,705	19,592
	$45,941	33,370

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of May 31
	2013	2012

Income tax prepayments	$4,899	5,608
Prepaid expenses	4,805	5,357
Other receivables	1,873	773
Prepaid expenses and other current assets	$11,577	11,738

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of May 31
	2013	2012

Land	$301	301
Buildings and improvements	2,575	2,304
Leasehold improvements	20,629	11,994
Capital work-in-progress	5,047	4,545
Furniture and fixtures	3,282	1,966
Machinery, equipment and instruments	75,480	55,271
	107,314	76,381
Less accumulated depreciation	(30,933)	(11,719)
Property and equipment, net	$76,381	64,662

Depreciation expense was $21.0 million in fiscal 2013, $15.5 million in Successor fiscal 2012 period, $3.4 million in the Predecessor fiscal 2012 period, and $13.9 million in fiscal year 2011. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

During fiscal 2013, the Company recognized a disposition loss of $1.2 million to reduce certain capital work-in-progress equipment associated with a high-speed filling project to its estimated salvage value. The project was determined to be no longer economically viable during fiscal 2013 and management therefore decided to dispose of the equipment.

For the year ended May 31, 2012, certain amounts within property and equipment have been reclassified to be consistent with the May 31, 2013 presentation. However, there has been no change in total property and equipment or accumulated depreciation.

7.    GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2013 and 2012 were as follows (in thousands):

	For the Year Ended May 31, 2013	For the Successor Period 2012

Balance at beginning of period	$966,338	-
Additions:
Acquisition of LIFECODES	36,889	-
Acquisition of Immucor, Inc.	-	972,295
Foreign currency translation adjustment	236	(5,957)
Balance at end of period	$1,003,463	966,338

Goodwill is tested for impairment as of March 1st of each fiscal year or earlier if a triggering event occurs. Testing for impairment of goodwill confirmed that the carrying value of goodwill was not impaired. There were no other triggering events and consequently no impairment charges were recorded in the years ended May 31, 2013, and 2012.

8.    OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		As of May 31
		2013			2012
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	20	$465,909	(40,392)	425,517	449,665	(17,799)	431,866
Existing technology / trade names	11	291,250	(44,526)	246,724	266,000	(19,076)	246,924
Corporate trade name	15	40,000	(4,754)	35,246	40,000	(2,088)	37,912
Below market leasehold interests	6	1,200	(313)	887	860	(135)	725
Deferred licensing costs	6	99	(20)	79	99	(4)	95
Total amortizable assets		798,458	(90,005)	708,453	756,624	(39,102)	717,522

Intangible assets not subject to amortization:
In-process research and development		6,150	-	6,150	18,000	-	18,000
Total non-amortizable assets		6,150	-	6,150	18,000	-	18,000

Intangible assets, net		$804,608	(90,005)	714,603	774,624	(39,102)	735,522

An impairment loss of $3.5 million was recorded in the fourth quarter of fiscal 2013. We decided that an IPR&D project related to our molecular immunohematology business was no longer economically feasible. The project was therefore abandoned and fully written-off.

Also during the fourth quarter of fiscal 2013, certain IPR&D projects related to the development of products that detect certain types of antibodies in our serology business and a new software product suite designed specifically for transfusion medicine were completed and placed in service. As a result, $9.8 million of costs related to those projects were reclassed from the IPR&D category of intangible assets to the existing technologies / trade names category in the table presented above. The Company began amortizing these costs over their estimated useful lives of approximately 10 years.

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates. Amortization of intangible assets amounted to $50.8 million in fiscal 2013, $39.2 million in the Successor fiscal 2012 period, $0.9 million in the Predecessor fiscal 2012 period, and $4.3 million in fiscal 2011. The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2014	52,172
2015	52,165
2016	52,130
2017	51,838
2018	51,752

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of May 31
	2013	2012

Accrued interest and interest rate swap liability	$20,084	21,815
Salaries and wages	11,319	11,997
Sales and other taxes payable	5,080	4,731
Contingent consideration liability	4,504	-
Other accruals	3,411	1,276
Royalties	1,029	407
Professional fees and dealer commission	948	905
Accruals for pricing discounts to dealers	363	225
Accrued expenses and other current liabilities	$46,738	41,356

10.  DEFERRED REVENUE

The additions to and recognition of deferred revenue for the year ended May 31, 2013 and 2012 were as follows (in thousands):

	For the Years Ended May 31
	2013	2012

Balance at beginning of year	$3,037	13,575
Revenue recognized prior to the Immucor Acquisition	-	(936)
Fair value adjustments relating to the Immucor Acquisition	-	(8,532)
Additions to deferred revenue from new contracts	7,843	7,621
Revenue recognized during the year	(8,496)	(8,518)
Foreign currency translation adjustment	29	(173)
Balance at end of year	2,413	3,037
Less current portion	(2,252)	(2,606)
Deferred revenue, net of current portion	$161	431

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of May 31
	2013	2012

Term Loan Facility, net of $11,384 and $16,281 debt discounts, respectively (1)	$650,293	595,104
Notes, net of $4,370 and $4,821 debt discounts, respectively	395,630	395,179
Capital lease agreements	67	-
	1,045,990	990,283
Less current portion, net of discounts	(6,712)	(3,922)
Long-term debt, net of current portion	$1,039,278	986,361

(1)	$3,486 of the decrease in debt discounts for fiscal 2013 was included in loss on extinguishment of debt.

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Immucor Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615.0 million senior secured term loan facility with Term B Loans (the “Original Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Original Term Loan Facility, the “Original Senior Credit Facilities”) with certain lenders, Citibank, N.A., as Administrative Agent and collateral agent (the “Administrative Agent”) and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

On August 21, 2012, the Company, the Administrative Agent and the various lenders party thereto modified the Original Senior Credit Facilities by entering into Amendment No. 1 which replaced the existing Term B Loans with a new class of Term B-1 Loans in an aggregate principal amount of $610.4 million and lowered the interest rate on the Original Senior Credit Facilities, as amended. Amendment No. 1 also extended the maturity date of the Revolving Facility to August 19, 2017.

As a result of Amendment No. 1, the Company recognized a $6.7 million loss on debt extinguishment in the first quarter of the 2013 fiscal year with regards to certain portions of the deferred financing costs ($4.0 million) and original issuance discount (“OID”) ($2.7 million) related to the Original Term Loan Facility. Amendment No. 1 had no significant impact related to the Revolving Facility, as there was no change in the lenders or decrease in the Revolving Facility borrowing capacity. In addition, the Company capitalized $2.5 million of deferred financing costs associated with Amendment No. 1.

On January 25, 2013, the Company, the Administrative Agent and the various lenders party thereto further modified the Original Senior Credit Facilities, as previously amended, by entering into Amendment No. 2 to the credit agreement governing the Original Senior Credit Facilities. Amendment No. 2 was to become effective on the date of the closing of the LIFECODES acquisition and provided for an incremental $50.0 million of Term B-1 Loans with the same terms as the original Term Loan Facility.

On February 19, 2013, the Company, the Administrative Agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amendment No. 3 and Amendment No. 4 to the credit agreement governing the Original Senior Credit Facilities. Amendment No. 3 replaced the existing Term B-1 Loans with a new class of Term B-2 Loans in an aggregate principal amount of $613.3 million (the “Term Loan Facility”), including the issuance of an additional $6.0 million of Term B-2 Loans. Amendment No. 3 also lowered the interest rates on the Term B-2 Loans and removed the financial debt covenant requirement. The Term B-2 Loans mature August 19, 2018, the same maturity date as the previous Term B-1 Loans. Amendment No. 4 lowered the interest rates on the Revolving Facility. There were no other substantive changes to the Revolving Facility. The Term Loan Facility, as amended, together with the Revolving Facility, as amended, is referred to as the “Senior Credit Facilities.”

As a result of Amendment No. 3, the Company recognized a $2.4 million loss on debt extinguishment in the third quarter of the 2013 fiscal year with regards to certain portions of the deferred financing costs ($1.7 million) and OID ($0.7 million) related to the Original Term Loan Facility, as previously amended. Amendment No. 4 had no significant impact related to the Revolving Facility, as there was no change in the lenders or decrease in the Revolving Facility borrowing capacity. In addition, the Company capitalized $7.3 million of deferred financing costs associated with Amendments No. 3 and No. 4.

On February 19, 2013 and concurrent with Amendments No. 3 and No. 4, the Company, the Administrative Agent and the various lenders party thereto modified the Original Senior Credit Facilities, as previously amended, by entering into Amended and Restated Amendment No. 2. The Amended and Restated Amendment No. 2 became effective on March 22, 2013, the date of the closing of the LIFECODES Acquisition. On that date, the Company issued an additional $50.0 million in Term B-2 Loans with the same terms and maturity date as the existing Term Loan Facility. In addition, the Company capitalized $1.6 million of deferred financing costs associated with Amended and Restated Amendment No. 2.

The credit agreement governing the Senior Credit Facilities provides that, subject to certain conditions, the Company may request additional tranches of term loans and/or increase commitments under the Revolving Facility and/or the Term Loan Facility and/or add one or more incremental revolving credit facility tranches (provided there are no more than three such tranches with different maturity dates outstanding at any time) in an aggregate amount not to exceed (a) $100.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a senior secured first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit loans and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility as most recently amended with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. Beginning in fiscal 2013, the Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility. The amount of additional principal due under the terms of the excess cash flow requirement in September 2013 is approximately $2.0 million.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the Term Loan Facility was 5.00% as of May 31, 2013. At May 31, 2013, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

Prior to Amendment No. 3, the covenant, which applied to the Term B Loans and subsequent Term B-1 Loans, required the Company to comply with a maximum senior secured net leverage ratio financial maintenance covenant of 5.25 to 1.00, tested on the last day of each fiscal quarter. A breach of this covenant was subject to certain equity cure rights. If an event of default had occurred, the lenders could have declared all amounts outstanding under the Senior Credit Facilities immediately due and payable. In such event, the lenders could have exercised any rights and remedies they may have had by law or agreement, including the ability to cause all or any part of the collateral securing the Senior Credit Facilities to be sold.

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

Capital Leases

In connection with the LIFECODES acquisition, the Company acquired $75 thousand of capital leases.

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt (in thousands) for the fiscal year presented:

For the Year Ended May 31:
2014	$8,661
2015	6,661
2016	6,633
2017	6,633
2018	6,633
Thereafter	1,026,523
$1,061,744

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

Interest Expense

The significant components of interest expense are as follows (in thousands):

		Successor	Predecessor
	Year Ended May 31, 2013	August 20, 2011 through May 31, 2012	June 1, 2011 through August 19, 2011	Year Ended May 31, 2011

Notes, including OID amortization	$44,951	35,058	-	-
Term Loan Facility, including OID amortization	38,780	37,108	-	-
Amortization of deferred financing costs	5,107	3,705	-	-
Interest rate swaps	1,021	751	-	-
Revolving Facility fees and interest	855	425	-	-
Other interest	116	1	-	70
Interest expense	$90,830	77,048	-	70

12. DEFERED FINANCING COSTS

Changes in deferred financing costs for the fiscal 2013 and 2012 periods were as follows (in thousands):

	For the Years Ended May 31
	2013	2012

Balance at beginning of period	$38,769	-
Debt issuance costs (1)	11,412	42,474
Loss on extinguishment of debt	(5,625)	-
Amortization	(5,107)	(3,705)
Balance at end of period	$39,449	38,769

(1) Debt issuance costs for the year ended May 31, 2012 related to Immucor Acquisition.

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility, which uses the straight line method.

Deferred financing costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 11.

13.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	As of May 31
	2013	2012

Unrecognized tax benefits	$10,178	$12,691
Severance indemnity for employees	1,222	1,118
Interest rate swap liability	1,057	1,406
Deferred leasehold improvement incentive	115	-
Other long-term liabilities	$12,572	$15,215

14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into interest expense in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that do not qualify as effective are immediately recognized in earnings.

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of May 31, 2013, approximately $1.1 million of the deferred net loss on derivative instruments accumulated in other comprehensive income or loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of May 31
	2013	2012

Interest rate swaps (included in other liabilities)	$(1,906)	(2,198)

The loss from accumulated other comprehensive income (loss) (“OCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

		Successor	Predecessor
	Twelve Months	August 20, 2011	June 1, 2011
	Ended	Through	Through
Location of Loss Reclassified From Accumulated OCI into Income	May 31, 2013	May 31, 2012	August 19, 2011

Interest expense (effective portion)
	$(1,017)	(752)	-
Interest expense (ineffective portion)
	$(9)	-	-

15.  FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of May 31, 2013
	Fair Value Measurments Using Assets (Liabilities)			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments (included in other liabilities)	$-	(1,906)		(1,906)

	As of May 31, 2012
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments (included in other liabilities)	$0	(2,198)	0	(2,198)

The Company uses derivative financial instruments, primarily in the form of floating-to-fixed interest rate swap agreements, in order to mitigate the risks associated with interest rate fluctuations on the Company’s floating rate indebtedness. The estimated fair value of the Company’s derivative instruments is based on quoted market prices for similar instruments.

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $452.3 million and $669.1 million at May 31, 2013, respectively, based on recent trades of these instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $432.0 million and $611.4 million at May 31, 2012, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareholders’ Equity. The changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	Pretax	Tax	After Tax
Year Ended May 31, 2013
Foreign exchange translation adjustment	$1,644	-	1,644
Changes in fair value of cash flow hedges	252	75	177
	$1,896	75	1,821

Sucessor:
Period August 20, 2011 through May 31, 2012
Foreign exchange translation adjustment	$(18,385)	-	(18,385)
Changes in fair value of cash flow hedges	(2,198)	(840)	(1,358)
	$(20,583)	(840)	(19,743)

Predecessor:
Period June 1, 2011 through August 19, 2012
Foreign exchange translation adjustment	$(2,153)	-	(2,153)
	$(2,153)	-	(2,153)

Year Ended May 31, 2011
Foreign exchange translation adjustment	$13,903	-	13,903
	$13,903	-	13,903

At August 19, 2012, the foreign exchange translation amount included within accumulated other comprehensive income (loss) was eliminated as a result of the Immucor Acquisition.

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of May 31, 2013	Successor As of May 31, 2012	Predecessor As of August 19, 2011	As of May 31, 2011

Cumulative foreign currency translation adjustment	$(16,742)	(18,385)	14,801	16,954
Change in fair value of cash flow hedges, net of tax	(1,180)	(1,358)	-	-
Accumulated other comprehensive loss	$(17,922)	(19,743)	14,801	16,954

17.  SHARE–BASED COMPENSATION

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

A maximum of 514,631 shares of Holdings stock may be delivered in satisfaction of, or may underlie, awards under the 2011 Plan. Stock option awards are granted with either service-based vesting, performance-based vesting, or a combination of either performance-based and market-based vesting.  The service-vested options typically vest over a five year period (20% per year).  The performance-vested options vest in tranches upon the achievement of certain performance objectives, which are measured over approximately a four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of Holdings’ common stock.

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

Year Ended
May 31, 2013

Risk-free interest rate (1)	0.24%
Expected volatility (2)	50.00%
Expected life (years) (3)	4.70
Expected dividend yield (4)	None

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
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

Stock options

Time vested options

Compensation cost for stock options with tiered vesting terms is recognized on a straight-line basis over the vesting periods. Activity for the service-vested options was as follows for the year ended May 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Time vested options outstanding at May 31, 2012	139,779	$100.00
Granted	28,750	100.00
Exercised	-	-
Forfeited	(18,400)	100.00
Expired or cancelled	(1,700)	100.00
Time vested options outstanding at May 31, 2013	148,429	100.00	8.6	$-

Exercisable at May 31, 2013	27,255	100.00	7.7	-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal year ended May 31, 2013 was $27.73.

As of May 31, 2013, there was $2.8 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.6 years.

Performance and market vested options

The Company has granted awards that contain performance conditions as well as awards that contain both performance and market conditions.  Awards granted which vest upon either the satisfaction of a performance or market condition were measured at grant date based solely on the achievement of the performance condition since at grant date the Company believed the satisfaction of the performance condition was probable.

Compensation cost for performance based stock options is recognized when the achievement of the performance conditions is considered probable. Management reassesses at each reporting date whether satisfaction of the performance condition is probable. If changes in the estimated outcome of the performance conditions affect the quantity of the awards expected to vest, the cumulative effect of the change is recognized in the period of change. As of May 31, 2013, management believes the achievement of the performance conditions related to the performance based stock options is probable and expense has been recognized since the awards were granted. Activity for the performance based options was as follows for the year ended May 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance vested options outstanding at May 31, 2012	135,779	$100.00
Granted	28,750	100.00
Exercised	-	-
Forfeited	(23,000)	100.00
Expired or cancelled	-	-
Performance vested options outstanding at May 31, 2013	141,529	100.00	8.8	$-

Exercisable at May 31, 2013	-	-	-	-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal year ended May 31, 2013 was $20.59.

As of May 31, 2013, there was $2.2 million of total unrecognized compensation cost related to nonvested performance-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the fiscal year ended May 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2012	2,100	$78.64
Granted	1,600	78.64
Vested	(800)	78.64
Forfeited	-	-
Nonvested restricted stock units outstanding at May 31, 2013	2,900	78.64

As of May 31, 2013, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.3 years.

Stock appreciation rights

The stock appreciation rights granted contain both a performance and a market condition and are cash settled so require liability classification.  The market condition is a defined return to investors and was incorporated into the grant date fair value calculation.  The performance condition is only met upon a liquidity event. As of May 31, 2013, management has determined that the satisfaction of that performance condition is not considered probable. Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the fiscal year ended May 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2012	87,000	$20.59
Granted	63,300	20.59
Vested	-	-
Forfeited	(18,000)	20.59
Cancelled/Expired	(5,000)	20.59
Stock appreciation rights outstanding at May 31, 2013	127,300	20.59

As of May 31, 2013, the fair value of the liability relating to cash settled stock appreciation rights was $2.6 million.

Shares available for future grants

As of May 31, 2013, a total of 93,673 shares were available for future grants under the 2011 Plan.

Predecessor share-based compensation

Plan summary

The Company had a Long-Term Incentive Plan that was approved by the shareholders in 2005 (the “2005 Plan”). Under the 2005 Plan, the Company was able to award stock options, stock appreciation rights, restricted stock, deferred stock, and other performance-based awards as incentive and compensation to employees and directors. The 2005 Plan provided for accelerated vesting of option and restricted stock awards if there was a change in control, as defined in the 2005 Plan. The 2005 Plan was terminated effective upon the Immucor Acquisition and no awards are currently outstanding or may be granted in the future under the 2005 Plan.

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

Immediately prior to the Immucor Acquisition, all outstanding awards became fully vested and the unrecognized compensation expense was recognized.

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

A summary of share-based compensation recorded in the Successor and Predecessor statements of operations is as follows (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	Through	Through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011

Share-based compensation	$1,423	753	16,233	6,941
Tax benefit	(549)	(264)	(5,682)	(2,147)
Share-based compensation, net	874	489	10,551	4,794

18.  INCOME TAXES

As a result of the Immucor Acquisition, effective on August 20, 2011, the Company is included in the consolidated income tax returns of Holdings. In accordance with GAAP, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for affiliates. The Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer. As of May 31, 2013 and 2012, the Company had no amounts due to or from Holdings related to income taxes.

Also, as a result of the Immucor Acquisition, the Company had a short tax year that coincided with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that were expected to be reported on the short period income tax returns for the tax year ending August 19, 2011.

The following is a geographic breakdown of (loss) income before income taxes (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011

Domestic Operations	$(74,451)	(69,012)	(10,820)	105,060
Foreign Operations	10,743	(12,181)	7,127	25,570
(Loss) income before income taxes	$(63,708)	(81,193)	(3,693)	130,630

The (benefit) provision for income taxes is summarized as follows (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011
Current:
Federal	$403	700	3,161	26,542
State and Local	69	143	673	6,102
Foreign	4,434	3,706	2,823	7,718
	4,906	4,549	6,657	40,362

Non-Current:
Federal	(899)	328	-	-
State and Local	-	-	-	-
Foreign	-	-	-	-
	(899)	328	-	-

Deferred:
Federal	(26,319)	(31,946)	(3,429)	3,551
State and Local	(1,522)	(1,639)	(494)	(2,873)
Foreign	(732)	(2,838)	(53)	263
	(28,573)	(36,423)	(3,976)	941
(Benefit) provision for income taxes	$(24,566)	(31,546)	2,681	41,303

The Company’s effective tax rate differs from the federal statutory rate as follows:

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011

Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7%	1.5%	1.5%	0.4%
Foreign taxes	-0.9%	-0.9%	-37.2%	-0.3%
Incremental U.S. benefit related to foreign dividends	0.8%	3.5%	-9.8%	-0.4%
Tax Credits	1.9%	0.4%	3.1%	-0.4%
Permanent items	-1.3%	-0.2%	-66.7%	-0.7%
Production activity deduction	0.0%	0.0%	0.0%	-2.1%
Change in analysis of uncertain income tax positions	0.9%	-0.3%	1.5%	0.3%
Valuation Allowance	-1.5%	0.0%	0.0%	0.0%
Other	0.0%	-0.1%	0.0%	-0.2%
Effective tax rate	38.6%	38.9%	-72.6%	31.6%

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal 2013 primarily relates to state income taxes and tax credits net of the changes in the valuation allowance. The difference between the federal statutory rate of 35% and the effective tax rate for the Successor fiscal 2012 period primarily relates to state income taxes, foreign dividends and foreign tax credits. The difference between the federal statutory rate and the effective tax rate for the Predecessor fiscal 2012 period primarily relates to the income taxes associated with the repatriation of foreign earnings in excess of foreign tax credits earned, the non-deductibility of certain transaction costs, and state income taxes.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) net operating losses and tax credit carry-forwards. In accounting for the Immucor Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. In accounting for LIFECODES acquisition, the Company recorded deferred tax liabilities of approximately $12.7 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with reserves and state tax credit carry-forwards.

The significant items comprising the Company’s net deferred tax assets (liabilities) as of May 31, 2013 and 2012 are as follows (in thousands):

	As of May 31
	2013	2012
Deferred tax liabilities:
Intangibles	$(269,972)	(277,816)
Interest expense	(13,685)	-
Property, Plant & Equipment	(4,765)	(4,504)
Transfer pricing	(2,022)	-
Prepaids and other	(309)	(324)
Deferred tax assets:
Tax Credit carry-forwards	30,797	25,109
Net operating loss carry-forwards	27,532	10,371
Compensation expense	3,002	3,165
Reserves not currently deductible	1,194	1,723
Inventory	1,894	950
Other	3,640	3,207
	(222,694)	(238,119)
Valuation Allowance	(3,234)	(1,888)
Net deferred tax assets (liabilities)	$(225,928)	(240,007)

As of May 31, 2013 and 2012, net deferred tax assets (liabilities) located in countries outside the U.S. were $(10.9) million and $(11.6) million, respectively.

The Company is subject to taxation in the U.S. and various states- and foreign jurisdictions. The Company’s largest foreign tax jurisdictions are Canada, Germany and Italy. The Company’s U.S. tax returns for the fiscal years ended May 31, 2012, August 19, 2011, May 31, 2011, and May 31, 2010 remain subject to examination by various tax authorities. As of May 31, 2012, $63.8 million of Federal net operating loss carry-forwards were available to reduce future Federal taxable income. These net operating loss carry-forwards begin to expire in fiscal 2025. The Company’s $25.5 million of foreign tax credit carry-forwards expire between fiscal 2018 and fiscal 2023. The Company’s $3.8 million of research and development credits expire between fiscal 2019 and fiscal 2033. Certain portions of the Federal net operating loss and certain tax credit carry-forwards are subject to annual limitations on their usage resulting from the BioArray acquisition in fiscal 2008.

In the Predecessor period, the Company considered its investment in foreign subsidiaries to be permanently invested. Accordingly, no deferred tax liabilities were provided for its investments in foreign subsidiaries. Subsequent to the Immucor Acquisition, the Company no longer considers itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. As of May 31, 2013, the result of taking into account estimated foreign tax credits associated with unremitted foreign earnings results in a net deferred tax asset. As a result, the Company has not provided for deferred taxes related to unremitted foreign earnings. The Company considers its equity investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on such amounts.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s valuation allowances are primarily related to deferred tax assets generated from certain foreign net operating losses, state net operating losses and tax credit carry-forwards. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carry-forward period to allow us to realize these deferred tax benefits. If the Company were to identify tax planning strategies that become available in the future to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.

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

The Company has net operating loss carry-forwards of $3.4 million in Belgium and $1.2 million in France. The net operating loss carry-forwards for Belgium and France do not expire. Prior to August 19, 2011, the Company had provided a full valuation allowance against these net operating loss carry-forwards. As a result of the Immucor Acquisition, deferred tax liabilities were recorded in both Belgium and France for certain intangible assets that are deductible for accounting purposes but not for income tax purposes. As a result, a portion of the valuation allowance in Belgium and the full valuation allowance in France was released through purchase accounting.

An analysis of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

	Years Ended May 31
	2013	2012

Balance, beginning of period	$1,888	2,467
Change due to acquisitions	362	(753)
Additions	984	592
Reductions	-	(418)
Balance, end of period	$3,234	1,888

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended May 31, 2013 and 2012 (in thousands):

	Years Ended May 31
	2013	2012

Balance, beginning of period	$14,831	9,766
Change due to Acquisitions	323	1,018
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	172	-
Gross increases in unrecognized tax benefits as a result of tax positions taken during current period	2,212	5,314
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(3,512)	(1,267)
Balance, end of period	$14,026	14,831

At May 31, 2013 and 2012, other assets in the consolidated balance sheets include $6.2 million and $7.8 million, respectively, of competent authority offsets related to transfer pricing. Competent authority offsets represent anticipated refunds from bilateral agreements between the taxing authorities of two countries that eliminates double taxation by treaty. For Immucor, this competent authority offset represents anticipated refunds by taxing authorities that will offset potential uncertain tax positions related to transfer pricing.

The Company has not accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

Interest related to unrecognized tax benefits is recorded in the consolidated statements of operations as follows (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011

Interest included in provision for income taxes	$64	278	55	309

Interest included in the consolidated balance sheets is as follows (in thousands):

	As of May 31
	2013	2012

Interest included in the liability for unrecognized tax benefits above	$1,298	1,234

The Company does not anticipate that within the next twelve months the total amount of unrecognized tax benefits will significantly increase or decrease.  The total balance of unrecognized tax benefits at May 31, 2013 is $14.0 million.  Of this amount, the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $13.1 million.

Approximately $10.2 million of the unrecognized tax benefit is reflected as a non-current liability as it is unlikely to require payment during the twelve-month period ending May 31, 2014.  The remaining $3.8 million is reflected as an offset in non-current deferred tax liabilities.  At May 31, 2012, the liability for unrecognized tax benefits of $12.7 million was included as a non-current liability and $2.1 million was reflected as an offset in non-current deferred tax liabilities.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

Through February 2013, the Company was organized by geographic area and reported three operating segments: United States (“U.S.”), Europe and Other. In March 2013, after the acquisition of the LIFECODES business, the Company reorganized its operating structure, and reevaluated its reportable operating segments accordingly. The Company determines operating segments in accordance with its internal operating structure, which is now organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. As of May 31, 2013, the Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. The financial information provided below has been recast to reflect the Company’s new segment structure for each period presented.

The Company manufactures and markets a complete line of diagnostics products and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood and human tissue to ensure the most compatible match between patient and donor. These tests are performed for the purpose of blood transfusion, pre-transplant human leukocyte antigen (HLA) typing and screening processes as well as post-transplant patient monitoring to aid in the identification of graft rejection.

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets. Major international markets include Mexico, and the Asia Pacific region. These products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following segment data is presented for the twelve months ended May 31, 2013, May 31, 2012 (separated into Predecessor and Successor periods), and May 31, 2011 as follows (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011
Net sales by product group:
Transfusion	$330,931	257,046	73,632	327,304
Transplant & Molecular	16,857	4,768	1,278	5,787
Total	$347,788	261,814	74,910	333,091

Following is a summary of enterprise-wide information (in thousands):

		Successor	Predecessor
		August 20, 2011	June 1, 2011
	Year Ended	through	through	Year Ended
	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011
Net sales to customers by geography are as follows:
United States	$229,944	173,918	50,988	227,263
Europe (A)	63,643	49,486	14,180	61,743
Canada	19,985	14,349	3,907	16,447
Other	34,216	24,061	5,835	27,638
Total	$347,788	261,814	74,910	333,091

	As of May 31
	2013	2012
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$57,184	45,509
Europe (B)	13,399	14,394
Canada	4,511	4,004
Other (C)	1,287	755
Total	$76,381	64,662

	As of May 31
	2013	2012
Concentration of net assets by geography:
United States	$485,968	489,950
Europe	114,740	104,145
Canada	32,910	30,790
Other (C)	11,088	12,493
Total	$644,706	637,378

(A) - Net sales to any individual country within Europe were not material to the Company's consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C ) - Primarily Japan and India

Sales to an individual customer did not exceed more than 10% of our annual net sales during any of the year ended May 31, 2013, the Successor and Predecessor fiscal 2012 periods or the year ended May 31, 2011.

20.  RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions, which vest immediately. The Company matched contributions to the plan of $1.6 million during fiscal 2013, $1.0 million during the Successor fiscal 2012 period, $0.4 million during the Predecessor fiscal 2012 period, and $1.0 million during fiscal 2011.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. The Company’s matching contributions to the plan were $0.1 million for fiscal year 2013, and less than $0.1 million for each of the Successor fiscal 2012 period, the Predecessor fiscal 2012 period, and fiscal 2011.

21.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company has certain outstanding indebtedness that is guaranteed by its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries. The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2013

(in thousands)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,971	4,107	18,310	-	29,388
Accounts receivable, net	26,517	5,552	36,017	-	68,086
Intercompany receivable	54,443	7,961	4,313	(66,717)	-
Inventories	18,551	15,897	12,978	(1,485)	45,941
Deferred income tax assets, current portion	3,098	1,097	533	562	5,290
Prepaid expenses and other current assets	6,360	483	4,734	-	11,577
Total current assets	115,940	35,097	76,885	(67,640)	160,282

PROPERTY AND EQUIPMENT, net	40,124	17,060	19,197	-	76,381
INVESTMENT IN SUBSIDIARIES	248,150	5,743	4	(253,897)	-
GOODWILL	903,802	41,763	57,898	-	1,003,463
INTANGIBLE ASSETS, net	634,194	39,523	40,886		714,603
DEFERRED FINANCING COSTS	39,449	-	-	-	39,449
OTHER ASSETS	6,203	184	405	-	6,792
Total assets	$1,987,862	139,370	195,275	(321,537)	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,587	3,315	2,736	-	13,638
Intercompany payable	424	59,347	7,440	(67,211)	-
Accrued expenses and other current liabilities	31,737	5,290	9,711	-	46,738
Income taxes payable	30,879	(30,457)	3,451		3,873
Deferred revenue, current portion	1,086	6	1,160	-	2,252
Current portion of long-term debt, net of debt discounts	6,673	39	-	-	6,712
Total current liabilities	78,386	37,540	24,498	(67,211)	73,213

LONG-TERM DEBT, net of debt discounts	1,039,250	28	-	-	1,039,278
DEFERRED REVENUE	62	-	99	-	161
DEFERRED INCOME TAX LIABILITIES	214,222	4,861	11,957		231,040
OTHER LONG-TERM LIABILITIES	11,236	114	1,222	-	12,572
Total liabilities	1,343,156	42,543	37,776	(67,211)	1,356,264
SHAREHOLDERS' EQUITY:
Total shareholders' equity	644,706	96,827	157,499	(254,326)	644,706
Total liabilities and shareholders' equity	$1,987,862	139,370	195,275	(321,537)	2,000,970

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,093	-	10,629	(144)	18,578
Accounts receivable, net	27,542	489	38,361	-	66,392
Intercompany receivable	46,856	23	7,610	(54,489)	-
Inventories	21,697	1,438	10,235		33,370
Deferred income tax assets, current portion	4,168	531	790	-	5,489
Prepaid expenses and other current assets	6,336	31,227	4,784	(30,609)	11,738
Total current assets	114,692	33,708	72,409	(85,242)	135,567

PROPERTY AND EQUIPMENT, net	44,103	1,407	19,152	-	64,662
INVESTMENT IN SUBSIDIARIES	162,895	-	4	(162,899)	-
GOODWILL	903,512	6,659	56,167	-	966,338
INTANGIBLE ASSETS, net	682,187	10,438	42,897	-	735,522
DEFERRED FINANCING COSTS	38,769	-	-	-	38,769
OTHER ASSETS	7,817	5,558	370	(5,450)	8,295
Total assets	$1,953,975	57,770	190,999	(253,591)	1,949,153

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,816	1,145	1,773	-	12,734
Intercompany payable	190	39,177	15,122	(54,489)	-
Accrued expenses and other current liabilities	31,250	1,421	8,829	(144)	41,356
Income taxes payable	30,719	-	3,544	(30,609)	3,654
Deferred revenue, current portion	1,270	20	1,316	-	2,606
Current portion of long term debt, net of debt discounts	3,922	-	-	-	3,922
Total current liabilities	77,167	41,763	30,584	(85,242)	64,272

LONG TERM DEBT, net of debt discounts	986,361	-	-	-	986,361
DEFERRED REVENUE	391	-	40	-	431
DEFERRED INCOME TAX LIABILITIES	238,582	-	12,364	(5,450)	245,496
OTHER LONG-TERM LIABILITIES	14,096	-	1,119	-	15,215
Total liabilities	1,316,597	41,763	44,107	(90,692)	1,311,775
SHAREHOLDERS' EQUITY:
Total shareholders' equity	637,378	16,007	146,892	(162,899)	637,378
Total liabilities and shareholders' equity	$1,953,975	57,770	190,999	(253,591)	1,949,153

Statements of Operations for the Year to Date

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended

May 31, 2013

(in thousands)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$256,676	15,835	124,465	(49,188)	347,788
COST OF SALES (exclusive of amortization shown separately below)	84,320	11,056	73,839	(49,188)	120,027
GROSS MARGIN	172,356	4,779	50,626	-	227,761

OPERATING EXPENSES:
Research and development	13,428	7,850	35	-	21,313
Selling and marketing	25,611	3,632	20,886	-	50,129
Distribution	11,599	421	6,698	-	18,718
General and administrative	32,259	6,673	9,985	-	48,917
Amortization of intangibles	47,820	663	2,282	-	50,765
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	131,892	19,239	39,886	-	191,017

(LOSS) INCOME FROM OPERATIONS	40,464	(14,460)	10,740	-	36,744

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	-	97	(69)	28
Interest expense	(90,875)	(2)	(22)	69	(90,830)
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)
Other, net	(1,043)	(84)	588	-	(539)
Total non-operating (expense) income	(101,029)	(86)	663	-	(100,452)

(LOSS) INCOME BEFORE INCOME TAXES	(60,565)	(14,546)	11,403	-	(63,708)
(BENEFIT) PROVISION FOR INCOME TAXES	(23,783)	(4,773)	3,990	-	(24,566)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(36,782)	(9,773)	7,413	-	(39,142)
Net (Loss) Income of consolidated subsidiaries	(2,360)	-	-	2,360	-
NET (LOSS) INCOME	$(39,142)	(9,773)	7,413	2,360	(39,142)

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

August 20, 2011 through May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$195,377	4,087	97,528	(35,178)	261,814
COST OF SALES (exclusive of amortization shown separately below)	73,109	3,844	63,923	(35,178)	105,698
GROSS MARGIN	122,268	243	33,605	-	156,116

OPERATING EXPENSES:
Research and development	7,724	6,113	92	-	13,929
Selling and marketing	17,868	1,654	13,391	-	32,913
Distribution	8,697	137	5,499	-	14,333
General and administrative	26,850	1,682	9,784	-	38,316
Amortization of intangibles	37,173	161	1,890	-	39,224
Certain litigation expenses	22,000	-	-	-	22,000
Total operating expenses	120,312	9,747	30,656	-	160,715

INCOME (LOSS) FROM OPERATIONS	1,956	(9,504)	2,949	-	(4,599)

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	-	89	(82)	7
Interest expense	(77,066)	-	(64)	82	(77,048)
Other, net	406	-	41		447
Total non-operating (expense) income	(76,660)	-	66	-	(76,594)

(LOSS) INCOME BEFORE INCOME TAXES	(74,704)	(9,504)	3,015	-	(81,193)
(BENEFIT) PROVISION FOR INCOME TAXES	(29,426)	(3,275)	1,155	-	(31,546)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(45,278)	(6,229)	1,860	-	(49,647)
Net (Loss) Income of consolidated subsidiaries	(4,369)	-	-	4,369	-
NET (LOSS) INCOME	$(49,647)	(6,229)	1,860	4,369	(49,647)

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

June 1, 2011 through August 19, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$55,063	980	26,648	(7,781)	74,910
COST OF SALES (exclusive of amortization shown separately below)	17,070	722	12,944	(7,781)	22,955
GROSS MARGIN	37,993	258	13,704	-	51,955

OPERATING EXPENSES:
Research and development	2,390	2,471	34	-	4,895
Selling and marketing	5,321	568	4,621	-	10,510
Distribution	2,331	34	1,587	-	3,952
General and administrative	33,903	657	3,615	-	38,175
Amortization of intangibles	117	757	57	-	931
Total operating expenses	44,062	4,487	9,914	-	58,463

(LOSS) INCOME FROM OPERATIONS	(6,069)	(4,229)	3,790	-	(6,508)

NON-OPERATING (EXPENSE) INCOME:
Interest income	46	-	117	(21)	142
Interest expense	-	-	(21)	21	-
Other, net	(246)	14	2,905	-	2,673
Total non-operating (expense) income	(200)	14	3,001	-	2,815

(LOSS) INCOME BEFORE INCOME TAXES	(6,269)	(4,215)	6,791	-	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	1,497	(1,598)	2,782	-	2,681
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,766)	(2,617)	4,009	-	(6,374)
Net (Loss) Income of consolidated subsidiaries	1,392	-	-	(1,392)	-
NET (LOSS) INCOME	$(6,374)	(2,617)	4,009	(1,392)	(6,374)

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

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended

May 31, 2013

(in thousands)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$4,690	6,423	13,534	(113)	24,534
Net cash used in investing activities	(86,490)	(2,164)	(5,747)	-	(94,401)
Net cash provided by ( used in) financing activities	80,840	(8)	-	-	80,832
Effect of exchange rate changes on cash and cash equivalents	(162)	-	(106)	113	(155)
(Decrease) increase in cash and cash equivalents	(1,122)	4,251	7,681	-	10,810
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$6,971	4,107	18,310	-	29,388

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

22.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the U.S., the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2026 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the U.S., the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2022. The total leasing expense for the Company was $5.8 million in fiscal 2013, $3.1 million in the Successor fiscal 2012 period, $0.9 million in the Predecessor fiscal 2012 period, and $4.3 million in fiscal 2011.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2013 (in thousands):

Year Ending May 31:
2014	$4,735
2015	4,407
2016	3,947
2017	2,181
2018	1,878
Thereafter	5,095
$22,243

Purchase Commitments

Purchase commitments made in the normal course of business were $53.6 million as of May 31, 2013.

Contingencies

In 2007, the Company reported that the Federal Trade Commission (“FTC”) was investigating whether the Company violated federal antitrust laws or engaged in unfair methods of competition through three acquisitions made in the period from 1996 through 1999. On January 10, 2013 the FTC informed Immucor that it has closed its investigation of Immucor with no action taken.

In 2009, a series of class action lawsuits was filed against the Company, Ortho-Clinical Diagnostics, Inc. and Johnson & Johnson Health Care Systems, Inc. alleging certain violations of federal antitrust laws. These cases were consolidated in the U.S. District Court for the Eastern District of Pennsylvania. The Company agreed to settle these actions in January 2012 and paid $22.0 million into a qualified settlement trust fund in April 2012. In September 2012 the court granted final approval of the settlement.  Under the settlement agreement, all potential class members released the Company and the Company was dismissed from the case with prejudice.

In 2009, securities litigation was filed in the U.S. District Court of North Georgia against the Company and certain of its former directors and officers asserting federal securities fraud claims on behalf of a putative class of purchasers of the Company’s common stock between October 19, 2005 and June 25, 2009. In June 2011, the Court dismissed the complaint and closed the case and in September 2011 the plaintiffs appealed. The Company agreed to settle these actions in December 2012 and received preliminary approval of the settlement in March 2013. Final approval was granted in June 2013. The settlement is covered under the Company’s insurance and did not impact our financial results.

The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company. However, from time to time, the Company may become a party to certain legal proceedings in the ordinary course of business.

23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data included in the tables below are in thousands:

Fiscal Year Ended	Net Sales	Gross Margin	Income from Operations	Net Loss

May 31, 2013

First Quarter	$85,154	58,053	13,942	(10,635)
Second Quarter	82,056	54,890	8,299	(10,399)
Third Quarter	86,192	56,195	12,844	(5,913)
Fourth Quarter	94,386	58,623	1,659	(12,195)
	$347,788	227,761	36,744	(39,142)

Fiscal Year Ended	Net Sales	Gross Margin	(Loss) Income from Operations	Net Loss

May 31, 2012
Predecessor
First Quarter	$74,910	51,955	(6,508)	(6,374)
	$74,910	51,955	(6,508)	(6,374)
Successor
First Quarter	$11,390	4,234	(552)	(2,442)
Second Quarter	83,035	40,609	(24,713)	(30,179)
Third Quarter	81,370	52,782	9,113	(9,131)
Fourth Quarter	86,019	58,491	11,553	(7,895)
	$261,814	156,116	(4,599)	(49,647)

Item 8. — Financial Statements and Supplementary Data

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years ended May 31, 2013, 2012 and 2011

(in thousands)

	Beginning Balance	Additions to Expense	(1) Deductions	Ending Balance

2013
Allowance for doubtful accounts	$612	180	23	815
Deferred income tax valuation allowance	1,888	984	362	3,234

Successor
2012
Allowance for doubtful accounts	-	689	(77)	612
Deferred income tax valuation allowance	2,312	-	(424)	1,888

Predecessor
2012
Allowance for doubtful accounts	2,157	183	(52)	2,288
Deferred income tax valuation allowance	2,467	-	(155)	2,312

2011
Allowance for doubtful accounts	2,122	371	(336)	2,157
Deferred income tax valuation allowance	6,716	-	(4,249)	2,467

(1) Includes deductions, allowances written-off during the period less recoveries of accounts previously written-off, exchanges differences. In 2013, the $362,000 of deferred income tax valuation allowance represents the beginning balances acquired in the LIFECODES acquisition.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. — Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of May 31, 2013, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2013. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013, using the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2013. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for the operations of LIFECODES, acquired in March 2013. LIFECODES constituted approximately $124.4 million (6%) of total assets and $9.5 million (3%) of the total revenues included in the Company’s consolidated financial statements as of and for the year ended May 31, 2013. Further discussion of this acquisition can be found in Note 2 of our consolidated financial statements. Immucor’s management has concluded that, as of May 31, 2013, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Name of Director	Age	Position and Biographical information
Jeffrey K. Rhodes	38

Mr. Rhodes has been a director of Holdings and the Company since August 2011.   Mr. Rhodes has been a Principal at the Sponsor since 2005. He serves on the board of directors of Biomet, Par Pharmaceutical Companies, IMS Health and Surgical Care Affiliates. We believe Mr. Rhodes is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

Todd B. Sisitsky	41

Mr. Sisitsky has been a director of Holdings and the Company since August 2011. Mr. Sisitsky has been a Partner of the Sponsor since 2007 and was an Investor at the Sponsor from 2003 to 2007. Mr. Sisitsky serves on the board of directors of Biomet, Healthscope, IASIS Healthcare Corp., Surgical Care Affiliates, IMS Health and Aptalis Pharma, the Campaign for Tobacco Free Kids. We believe Mr. Sisitsky is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

William A. Hawkins	59

Mr. Hawkins, a director of Holdings and the Company since October 2011, has served as the Company’s President and Chief Executive Officer since he joined the Company in October 2011. From 2002 to June 2011, Mr. Hawkins served in a variety of executive capacities, including Chairman and CEO, at Medtronic, Inc. Mr. Hawkins serves on the board of KeraNetics, Thoratec and AdvaMedDx. Mr. Hawkins also serves on the Duke University Board of Trustees and the board of the Duke University Health System. We believe Mr. Hawkins is qualified to serve on our Board of Directors because of his extensive experience, executive leadership and management experience in other companies in the healthcare industry.

Scott Garrett	63

Mr. Garrett has been a director of Holdings since January 2012. Mr. Garrett is an Operating Partner with Water Street Healthcare Partners, a strategic private equity firm focused exclusively on the healthcare industry. From 2005 to 2010 Mr. Garrett was the Chief Executive Officer of Beckman Coulter, a leading biomedical testing company.  Mr. Garrett joined the board of Hologic in May 2013 and also currently serves on the boards of MarketLab and AdvaMedDx. Until 2010 Mr. Garrett served on the boards of Beckman Coulter, AdvaMed and InHealth. We believe Mr. Garrett is qualified to serve as a director given his extensive healthcare and industry experience.

David A. Kessler, M.D.	62

Dr. Kessler has been a director of Holdings since January 2012. Dr. Kessler is currently Professor of Pediatrics and Epidemiology and Biostatistics at the School of Medicine, University of California, San Francisco (UCSF). Dr. Kessler was Commissioner of the FDA from 1990-1997. He was Dean of the School of Medicine and the Vice Chancellor for Medical Affairs at UCSF from 2003 through 2007. Since 2009, Dr. Kessler has served on the board of directors of Tokai Pharmaceuticals, Inc. and in 2011 he joined the board of directors of Aptalis Pharma, Inc. We believe Dr. Kessler is qualified to serve on our Board of Directors because of his extensive healthcare and regulatory experience.

Sean Murphy	60

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

Sharad Mansukani	44

Dr. Mansukani, a Director of Holdings since January 2012, serves as a senior advisor of the Sponsor, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005. Dr. Mansukani serves on the board of directors of Iasis Healthcare, Surgical Care Affiliates and IMS Health. We believe Dr. Mansukani is qualified to serve on our Board of Directors because of his medical expertise and leadership experience.

Audit Committee Financial Expert

Mr. Murphy and Mr. Rhodes are the current members of the Company’s Audit Committee. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert.” However, we have determined that Messrs. Murphy and Rhodes are each an “audit committee financial expert” as defined by applicable SEC rules. Although the Board of Directors has not made an official determination, Mr. Murphy would likely be considered independent under the listing standards of the NASDAQ Stock Market.  The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Board of Directors.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct that applies to all our employees, including our executive officers. A copy of the Code of Conduct is available on the Company’s website at www.immucor.com. Certain amendments to or waivers of the Code of Conduct will be promptly posted on the Company’s website or in a report on Form 8-K, as required by applicable laws.

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
William (Bill) Hawkins	59	Mr. Hawkins has served as President and Chief Executive Officer since October 2011. Please see biography above under “Board of Directors.”	2011

Dominique Petitgenet	51	Mr. Petitgenet has served as Vice President and Chief Financial Officer of the Company since February 2012. From 2008 to 2012, Mr. Petitgenet was the Chief Financial Officer of Merial, Inc. Mr. Petitgenet was the Executive Director of Planning & Financial Evaluations at Merial, Inc. from 2005 to 2008.	2012

Section 16(a) Beneficial Ownership Reporting Compliance

None.

Item 11. — Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2013 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.” Following the Immucor Acquisition, the compensation committee of the Board of Directors (the “Committee”) consists primarily of representatives from the Sponsor. Notwithstanding the completion of the Immucor Acquisition, our fundamental executive compensation philosophies and programs remain largely unchanged with a few exceptions discussed below.

The Named Executive Officers for fiscal 2013 were:

●	William (Bill) Hawkins, President and Chief Executive Officer from October 2011 to the present;

●	Dominique Petitgenet, Vice President and Chief Financial Officer from March 2012 to the present;

●	Philip H. Moïse, Executive Vice President, General Counsel and Secretary until his retirement in December 2012;

Overview

The Committee has responsibility over matters relating to compensation of executives, including cash incentive and other benefit plans, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Committee also has responsibility over the administration of the Holdings’ equity incentive plan.

Cash bonuses paid to executive officers for fiscal year 2013 were conditioned on the achievement of certain revenue and Adjusted EBITDA targets and on Company objectives.  Long-term equity incentives are awarded to executive officers when they are hired, but are not generally awarded on an annual basis.

No independent executive compensation consultants advised the Committee on fiscal year 2013 compensation matters. The Committee has sought input from management, but no executive officer has participated directly in any Committee meetings relating to his or her compensation

Our Compensation Philosophy

Immucor Executive Compensation Philosophy and Objectives

Immucor’s executive compensation program is designed to help achieve superior performance of Immucor’s executive officers and management team by accomplishing the following objectives:

•	Attracting, retaining and rewarding highly-qualified employees;
•	Relating compensation to both company and individual performance;
•	Encouraging and rewarding the achievement of our short and long-terms goals and operating plans
•	Establishing compensation levels that are internally equitable and externally competitive; and
•	Aligning the interest of our executives with the financial strategic objectives of our shareholders.

Total Compensation

We seek to achieve the objectives of our executive compensation program by offering a compensation package that uses three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives.

•

Base Salaries . We seek to provide competitive base salaries factoring in the responsibilities associated with the executive’s position, the executive’s skills and experience, and the executive’s performance as well as other factors

•

Annual Cash Incentives. The aim of this element of compensation is to reward individual and group contributions to the Company’s annual operating performance based upon the achievement of pre-established performance standards in the most recent completed fiscal year.

•

Long-Term Equity Incentives... The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company, combined with an up-front grant of stock options. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to our Sponsors.

Elements of Compensation for Fiscal 2013

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal 2013.

Base Salary

The base salary paid to Mr. Hawkins for fiscal 2013 was governed by the terms of his employment agreement with us. The base salary paid to Mr. Petitgenet was governed by the terms of the Offer Letter between Mr. Petitgenet and the Company dated February 12, 2012.   These agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise. The base salary paid to Mr. Moïse was based on the terms of the employment agreement previously in place with us. The Committee reviews base salaries of our executive officers annually.

The table below shows the base salary for each Named Executive Officer for fiscal 2013.

William Hawkins	President and Chief Executive Officer	$800,000
Dominique Petitgenet	Vice President, Chief Financial Officer	$375,000
Philip H. Moïse	Executive VP, General Counsel	$517,500

Annual Cash Incentives --- 2013 Bonus Plan

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

The Compensation Committee approved the FY 2013 Bonus Plan in July 2012.  Under the terms of the 2013 Bonus Plan, the Company’s executive officers were eligible for bonuses based on three components:

	Revenue Component (30%): actual revenue compared to fiscal 2013 target net revenue;
	Adjusted EBITDA Component (40%): actual Adjusted EBITDA compared to fiscal 2013 target Adjusted EBITDA; and
	Corporate Goals Component (30%): the achievement of corporate goals established by the Compensation Committee for fiscal 2013.

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

For fiscal 2013, Target Revenue was $358 million and Target Adjusted EBITDA was $155 million. Our actual revenue for fiscal 2013 was approximately $347.8 million and actual Adjusted EBITDA was approximately $141.2 million. We therefore achieved 97.2% and 91.1% of our revenue and Adjusted EBITDA targets respectively. We achieved approximately 76.3% of the corporate goals component. If they are employed by the Company at the time of payment, Messrs. Hawkins and Petitgenet will be eligible to receive the bonuses listed below under the Company’s 2013 Bonus Plan.  Mr. Moïse will not receive a bonus because he will not be employed by the Company at the time of payment.

William Hawkins	$ 312,000
Dominique Petitgenet	$ 90,625

Stock-Based Long-Term Incentives --- 2011 Stock Incentive Plan

Our Named Executive Officers’ compensation is heavily weighted in long-term equity because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to our Sponsors.

On December 12, 2011 Holdings adopted the 2011 Equity Incentive Plan (the “2011 Plan”) pursuant to which shares of the stock of Holdings were reserved for issuance to senior management of the Company and the non-employee directors of Holdings. Consistent with the Board’s view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates, each of the Named Executive Officers were awarded stock options when they joined the Company. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis, but the Committee has discretion to grant awards at any time. The grant date fair value of these options is shown in the Grants of Plan-Based Awards table below.

Investment Opportunity

We believe that executive officers should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the award of Holdings stock options and the opportunity for additional equity investment in Holdings. Our executive officers and certain key members of management were provided the opportunity to purchase shares of Holdings. As a result, Mr. Hawkins purchased 10,000 shares of Holdings at $100 per share.

Benefits

Our executives receive benefits consistent with our general employee population.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the board of directors of the Company who served during fiscal year 2013 are Messrs. Sisitsky, Murphy, Garrett and Hawkins. Other than Mr. Hawkins, none of these committee members were officers or employees of the Company during fiscal year 2013, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board of Directors or compensation committee and any member of the Board or compensation committee of another company.

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

 Submitted by the Compensation Committee of the Board of Directors:

Todd Sisitsky

Scott Garrett

Sean Murphy

William Hawkins

Executive Compensation

Compensation Summary

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the 2013 fiscal year. Only Messrs., Hawkins, and Petitgenet were Company employees for all of fiscal 2013. Mr. Moïse resigned effective as of December 21, 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)	($)
William A. Hawkins	2013	830,769	-	-	-	317,600	125,415	1,273,784
Executive Vice President	2012	516,621	-	-	3,108,377	494,667	7,931	4,127,596
Chief Executive Officer	2011	-	-	-	-	-	-	-

Dominique G. Petitgenet	2013	389,423	-	-	60,400	94,438	22,117	566,378
Vice President	2012	75,000	-	-	483,200	49,688	2,308	610,196
Chief Financial Officer	2011	-	-	-	-	-	-	-

Philip H. Moise	2013	288,606	-	-	-	-	1,541,935	1,830,541
Executive Vice President	2012	516,621	-	701,499	338,240	274,275	20,461	1,851,096
General Counsel	2011	501,134	-	367,465	122,381	146,792	32,913	1,170,685

(1)

The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2013 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2013, included in the this Annual Report on Form 10-K filed. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(2)

We will pay bonuses for fiscal 2013 at the beginning of fiscal 2014 based on the achievement of financial and corporate goals established under the Company’s 2013 Bonus Plan. The 2013 Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(3)	All Other Compensation consisted of the following:

Name	Year	Perquisites and Other Personal Benefits	Insurance Premiums	Company Contributions to Retirement and 401(k) Plans	Severance Payments / Accruals	Total
		($)	($)	($)	($)	($)
William A. Hawkins	2013	99,820	5,795	19,800	-	125,415
Executive Vice President	2012	7,931	-	-	-	7,931
Chief Executive Officer	2011	-	-	-	-	-

Dominique G. Petitgenet	2013	-	8,079	14,038	-	22,117
Vice President	2012	-	-	2,308	-	2,308
Chief Financial Officer	2011	-	-	-	-	-

Philip H. Moise	2013	28,861	4,582	3,450	1,505,042	1,541,935
Executive Vice President	2012	1,000	9,164	10,297	-	20,461
General Counsel	2011	11,922	13,191	7,800	-	32,913

(1)	Mr. Hawkins is a party to an agreement with our Sponsors dated December 12, 2011, pursuant to which Mr. Hawkins is entitled to at least $140,000 per calendar year from the Sponsor or its portfolio companies. The Company paid Mr. Hawkins $140,000 for calendar year 2012 in August 2013. In addition, the Company reimbursed Mr. Hawkins for legal fees related to the negotioation of his employment contract

(2)	In connection with the termination of his employment, Mr. Moise received compensation for unused vacation.

(3)	Until fiscal 2011, the Company paid an auto allowance to executive officers.

Grants of Plan-Based Awards

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price	Closing Price on	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Target	Maximum	Stock or Units (2)	Underlying Options (3)	of Option Awards	Grant Date	and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	($ / Sh)	($ / Sh)	($ / Sh)
William A. Hawkins		-	800,000	1,600,000	-	-	-	-	-	-	-
Executive Vice President
Chief Executive Officer

Dominique G. Petitgenet	4/25/13	-	-	-	1,250	-	-	-	100.00	-	20.59
Vice President	4/25/13	-	-	-	-	-	-	1,250	100.00	-	27.73
Chief Financial Officer			375,000	750,000

Philip H. Moise		-	-	-	-	-	-	-	-	-	-
Executive Vice President
General Counsel

(1)

Actual payouts in fiscal 2014 to the Named Executive Officers under the 2013 Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Compensation Discussion and Analysis section of this report explains in greater detail the methodology used for calculating bonuses.

(2)	Represents options granted under the 2011 Stock Incentive Plan, which vest 25% annually beginning on the second anniversary date of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2013:

	Option Awards (1)					Stock Awards

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested
	(#)	(#)	(#)	($)		(#)	($)

William A. Hawkins	12,865	51,464	-	100.00	12/12/2021	-	-
Executive Vice President	-	-	64,329	100.00	12/12/2021	-	-
Chief Executive Officer

Dominique G. Petitgenet	2,000	8,000	-	100.00	3/1/2022	-	-
Vice President	-	-	10,000	100.00	3/1/2022	-	-
Chief Financial Officer	-	1,250	-	100.00	4/25/2023	-	-
	-	-	1,250	100.00	4/25/2023	-	-

Philip H. Moise	-	-	-	-		-	-
Executive Vice President
General Counsel

(1)	Option awards vest 25% annually beginning on the second anniversary of the grant date.

 Option Exercises and Stock Vested

There were no options exercised or restricted shares vested during the 2013 fiscal year for any of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
	(#)	($)	(#)	($)
William A. Hawkins
Executive Vice President
Chief Executive Officer	-	$-	-	$-

Dominique G. Petitgenet
Vice President
Chief Financial Officer	-	$-	-	$-

Philip H. Moise
Executive Vice President
General Counsel	-	$-	-	$-

Employment Agreements

We have a written employment agreement with Mr. Hawkins that provides for severance benefits in the event of termination without cause or by the employee for good reason in connection with a change in control. Messr. Petitgenet does not have a written employment agreement with the Company, but is a participant in the Company’s Key Employee Severance Plan.

Mr. Moise was also a participant in the Key Employee Severance Plan. A description of the compensation Mr. Moise received in connection with his resignation is described in the section “Quantification of Potential Amounts Payable on Termination.”

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

In addition, Mr. Hawkins is a party to an agreement with our Sponsors dated December 12, 2011, pursuant to which Mr. Hawkins is entitled to at least $140,000 per calendar year from the Sponsor or its portfolio companies. The Company paid Mr. Hawkins $140,000 for calendar year 2012 in August 2013.

Mr. Petitgenet

Mr. Petitgenet is a participant in the Company’s Key Employee Severance Plan (the “Severance Plan”). The Severance Plan provides that if the Company terminates the employee’s employment without cause or the employee terminates his employment for good reason (each, a “qualifying termination”), then the Company must pay the employee an amount equal to his base salary plus the employee cost of twelve (12) months of health benefits. Upon a qualifying termination, the portion of the severance that meets the requirements of Treasury Regulation 1.409A-1(b)(9)(iii)(A) will be paid in approximately equal monthly installments over the one year following a qualifying termination and the excess will be paid in a lump sum within sixty (60) days after the qualifying termination.

If a qualifying termination occurs within two (2) years after a change in control and the employee was not a party to an employment agreement with the Company on the date of the Immucor Acquisition, then the Company must pay the employee a lump sum cash payment equal to two times his base salary plus twelve (12) months of health benefits.

The Severance Plan includes a “best net” provision, pursuant to which benefits will be reduced or “cut back” to the extent necessary to avoid an excise tax, if that would result in a better net after-tax benefit for the employee (taking into account the excise taxes the employee would pay on an unreduced benefit).

A release of claims is required to receive the payments under the Severance Plan. The release of claims must include an 18 month post-employment non-solicitation and non-competition restriction.

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would be made to each of the Named Executive Officers (other than Mr. Moise) upon involuntary termination before or after a change of control based on each person’s base salary as of May 31, 2013 and cash bonus paid with respect to fiscal 2013.  The actual amounts to be paid out can only be determined at the time of such Named Executive Officer’s separation from the Company. The information set forth in the table assumes, as necessary:

	The termination and/or the qualified change in control event occurred on May 31, 2013 (the last business day of our last completed fiscal year);

	The price per share of our common stock on the date of termination is less than $100.

Name	Benefit	Before Change in Control Termination w/o Cause	After Change in Control Termination w/o Cause

William A. Hawkins	Severance	$1,912,000	$3,512,000
Executive Vice President	Stock Options (1)	-	-
Chief Executive Officer
	TOTAL	$1,912,000	$3,512,000

Dominique G. Petitgenet	Severance	$396,729	$771,729
Vice President	Stock Options (1)	-	-
Chief Financial Officer
	TOTAL	$396,729	$771,729

Philip H. Moise	Severance	$-	$-
Executive Vice President	Stock Options (1)	-	-
General Counsel
	TOTAL	$-	$-

(1)	As of May 31, 2013 all stock options were underwater and therefore would have no value when vested upon termination.

Mr. Moise’s Resignation

Mr. Moise resigned effective December 21, 2012. In connection with his resignation, Mr. Moise received a payment of $1,505,042 which included the premium cost of COBRA healthcare continuation coverage for eighteen months for himself and his spouse

Compensation of Directors

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2013. Directors who are employees of the Company receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	All Other Compensation (1)	Total
	($)	($)	($)	($)
Scott Garrett	40,000	31,456	-	71,456
David Kessler	40,000	31,456	9,271	80,727
Sharad Mansukani	40,000	31,456	-	71,456
Sean Murphy	40,000	31,456	806	72,262
Jeffrey Rhodes (4)	-	-	-	-
Todd Sisitsky (4)	-	-	-	-

(1)	Non-employee directors receive an annual retainer of $40,000 and are reimbursed for all travel expenses to and from meetings of the Board of Directors.

(2)	Non-employee directors receive an annual grant of 400 restricted stock units.

(3)

The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2013 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2013, included in this Annual Report on Form 10-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(4)	Our Board includes representatives from our Sponsors and these directors are not individually compensated by the Company.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All outstanding shares of common stock of the Company are held indirectly by Holdings.

The following table describes the beneficial ownership of Holdings’ common stock as of May 31, 2013 by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of May 31, 2013, and the beneficial ownership percentages are based on a total of 7,783,266 shares issued and outstanding on May 31, 2013.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Shareholders
TPG Partners VI, L.P.	6,217,231		79.9%
Affiliates of TPG	1,524,635		19.6%

Directors and Executive Officers
Scott Garrett	5,000		*
David Kessler	-		*
Sharad Mansukani	-		*
Sean Murphy	2,500		*
Jeffrey Rhodes	-	(2)	*
Todd Sisitsky	-	(2)	*
Philip H. Moise	-	(3)(4)	*
Dominique Petitgenet	-		*
William A. Hawkins	10,000		*

All Directors and Executive Officers as a Group	17,500		*

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

(3)	Represents individuals who were Named Executive Officers for a portion of fiscal 2013 but not as of May 31, 2013.

(4)	Mr. Moise’s shares were repurchased by the Company in connection with the termination of his employment.

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

Management Services Agreement

In connection with the Immucor Acquisition, we entered into a management services agreement with the Sponsor (the “Manager”), pursuant to which the Manager will provide us with certain management services until December 31, 2021, with evergreen one year extensions thereafter. The management services agreement provides that the Manager will receive an aggregate annual retainer fee equal to approximately $3 million. The management services agreement provides that the Manager will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement for out-of-pocket expenses incurred by the Manager or its designees after the consummation of the Immucor Acquisition. Additional services may also be provided by the Sponsor and charged to the Company.

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

Pursuant to the management services agreement, the Manager received on the closing date an aggregate transaction fee of $18 million in connection with the Immucor Acquisition in the fiscal 2012 period. Additionally, in connection with the Immucor Acquisition, the Manager incurred certain costs, aggregating to $28.9 million in fiscal 2012, which were either (i) paid for on behalf of the Manager or (ii) reimbursed to the Manager by the Company. These costs are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

Management Stockholders’ Agreement

In connection with the Immucor Acquisition, Holdings entered into a Management Stockholders’ Agreement with management stockholders, including all of the current executive officers. The stockholders’ agreement contains certain restrictions on such stockholders’ transfer of Holdings’ equity securities, contains rights of first refusal upon disposition of shares, contains standard tag-along and drag-along provisions, and generally sets forth the respective rights and obligations of the stockholders who are parties to that agreement.

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

Item 14. — Principal Accountant Fees and Services.

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton, LLP for the fiscal years 2013 and 2012:

Fee Category:	2013	2012
Audit fees	$1,348,460	1,868,164
Audit-related fees	16,568	15,900
Tax fees	—	—
All other fees	—	—
Total fees	$1,365,028	1,884,064

Set forth below is a description of the nature of the services that Grant Thornton provided to us in exchange for such fees.

Audit Fees

Audit fees represent fees Grant Thornton billed us for the audit of our annual financial statements and the review of our quarterly financial statements and for services normally provided in connection with statutory and regulatory filings. For fiscal 2012, these fees include substantial fees incurred in meeting the internal control over financial reporting compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees represent fees Grant Thornton billed us for audit-related services, including services relating to the audit of employee benefit plan financial statements.

The Audit Committee pre-approved all of the above audit and audit-related fees of Grant Thornton, as required by the pre-approval policy described below. The Audit Committee concluded that the provision of the above services by Grant Thornton was compatible with maintaining Grant Thornton’s independence.

Tax Fees

During fiscal 2013 and fiscal 2012, there were no fees billed to us for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2013 and fiscal 2012, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

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

During fiscal 2013 and 2012, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

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

3.             Exhibits.

See Item 15(b) below.

(b)           Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Stock Purchase Agreement by and between the Company and Gen-Probe Incorporated dated January 3, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2013).

3.1.1	Amended and Restated Articles of Incorporation dated August 19, 2011 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 25, 2011).

3.2.1	Amended and Restated Bylaws dated August 19, 2011 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on August 25, 2011).

4.1	Indenture, dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.2

Supplemental Indenture, dated as of August 19, 2011 among the Company, BioArray Solutions Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.4	Form of 11.125% Senior Notes due 2019 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.5

Registration Rights Agreement, dated as of August 19, 2011 among IVD Acquisition Corporation, which on August 19, 2011 was merged with and into the Company, J.P. Morgan Securities LLC, as representative of the several Initial Purchasers listed in Schedule 1 to the Purchase Agreement (as defined therein) (incorporated by reference to Exhibit 4.1 of the Form S-4 filed November 22, 2011).

4.6

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

10.3

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013).

10.4

Amended and Restated No. 2 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 22, 2013).

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 22, 2013).

10.6

Amendment No. 4 to Amended and Restated Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 22, 2013).

10.7

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

10.9

Guaranty dated as of August 19, 2011 among IVD Intermediate Holdings B Inc., as Holdings, the other guarantors party thereto from time to time, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form S-4 filed November 22, 2011).

10.11

Management Services Agreement, entered into as of August 19, 2011, between IVD Acquisition Corporation, IVD Intermediate Holdings A Inc., IVD Intermediate Holdings B Inc., IVD Holdings Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 10.4 of the Form S-4 filed November 22, 2011).

10.12-1

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

10.12-2

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

10.12-3

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

10.12-4

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

10.12-5

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

10.12-6

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

10.12-7

Industrial Multi-Tenant Lease between the Company and AMB Property, L.P., dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007).

10.13*

Employment Agreement by and among the Company, IVD Holdings Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.14**	Letter Agreement between TPG Capital, L.P. and William Hawkins, dated December 12, 2011.

10.15*	Offer Letter between Immucor, Inc. and Dominique Petitgenet dated February 12, 2012 (incorporated by reference to the Quaterly Report on Form 10-Q filed on April 11, 2012).

10.16*

Form of Management Stockholders’ Agreement, by and among the Company, Holdings and the Managers and Investors named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.17*	2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.5 to Form 10-K filed on July 27, 2012.

10.18	Settlement Agreement for In Re: Blood Reagents Antitrust Litigation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on January 13, 2012).

10.19**	Stipulation and Agreement of Settlement dated December 7, 2012 among the Company, certain of its current and former officers and directors and the Colleges of Applied Arts and Technology Pension Plan.

21**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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
August 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Hawkins
William A. Hawkins, President and Chief Executive Officer
August 26, 2013

/s/ Dominique Petitgenet
Dominique Petitgenet, Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
August 26, 2013

/s/ Jeffrey K. Rhodes
Jeffrey K. Rhodes, Director
August 26, 2013

/s/Todd B. Sisitsky
Todd B. Sisitsky, Director
August 26, 2013