Form 10-Q
period 2013-08-31
IMMUCOR INC
filed 2013-10-15
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2013

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

As of October 15, 2013, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited, except for the period ended May 31, 2013)

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Comprehensive Loss (unaudited)

Consolidated Statements of Cash Flows (unaudited)

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

SIGNATURES

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,002	29,388
Trade accounts receivable, net of allowance for doubtful accounts of $900 and $815 at August 31, 2013 and May 31, 2013, respectively	66,607	68,086
Inventories	45,970	45,941
Deferred income tax assets, current portion	6,433	5,290
Prepaid expenses and other current assets	12,004	11,577
Total current assets	155,016	160,282

PROPERTY AND EQUIPMENT, net	75,340	76,381
GOODWILL	1,003,789	1,003,463
INTANGIBLE ASSETS, net	701,867	714,603
DEFERRED FINANCING COSTS, net	37,893	39,449
OTHER ASSETS	6,817	6,792
Total assets	$1,980,722	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,183	13,638
Accrued interest and interest rate swap liability	8,917	20,084
Accrued expenses and other current liabilities	23,075	26,654
Income taxes payable	4,162	3,873
Deferred revenue, current portion	2,534	2,252
Current portion of long-term debt, net of debt discounts	4,689	6,712
Total current liabilities	62,560	73,213

LONG-TERM DEBT, net of debt discounts	1,040,231	1,039,278
DEFERRED REVENUE	137	161
DEFERRED INCOME TAX LIABILITIES	226,455	231,040
OTHER LONG-TERM LIABILITIES	12,236	12,572
Total liabilities	1,341,619	1,356,264
COMMITMENTS AND CONTINGENCIES (Note 17)	-	-
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	-	-
Additional paid-in capital	752,082	751,635
Accumulated deficit	(96,767)	(89,007)
Accumulated other comprehensive loss	(16,212)	(17,922)
Total shareholders' equity	639,103	644,706
Total liabilities and shareholders' equity	$1,980,722	2,000,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2013	2012

NET SALES	$96,044	85,154
COST OF SALES (exclusive of amortization shown separately below)	36,051	27,101
GROSS MARGIN	59,993	58,053

OPERATING EXPENSES
Research and development	8,130	4,885
Selling and marketing	14,292	12,221
Distribution	4,719	4,508
General and administrative	10,975	10,116
Amortization expense	13,207	12,381
Acquisition-related item	(1,320)	-
Total operating expenses	50,003	44,111

INCOME FROM OPERATIONS	9,990	13,942

NON-OPERATING EXPENSE
Interest income	9	3
Interest expense	(22,178)	(24,488)
Loss on extinguishment of debt	-	(6,686)
Other, net	(216)	120
Total non-operating expense	(22,385)	(31,051)

LOSS BEFORE INCOME TAXES	(12,395)	(17,109)
BENEFIT FOR INCOME TAXES	(4,635)	(6,474)
NET LOSS	$(7,760)	(10,635)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2013	2012

NET LOSS	$(7,760)	(10,635)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	1,385	3,495
Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	325	(253)
OTHER COMPREHENSIVE INCOME	1,710	3,242

COMPREHENSIVE LOSS	$(6,050)	(7,393)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(7,760)	(10,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,579	17,282
Noncash interest expense	2,203	1,869
Inventory fair value adjustment	2,243	-
Loss on extinguishment of debt	-	6,686
Provision for doubtful accounts	85	132
Share-based compensation expense	448	514
Acquisition related-item	(1,320)	-
Deferred income taxes	(5,935)	(7,992)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,877	6,367
Income taxes	(34)	(86)
Inventories	(5,023)	(3,524)
Other assets	(1,583)	359
Accounts payable	5,414	926
Deferred revenue	241	198
Accrued expenses and other liabilities	(12,707)	(22,340)
Cash used in operating activities	(4,272)	(10,244)

INVESTING ACTIVITIES:
Purchases of property and equipment	(963)	(2,167)
Receipt related to acquisition of business	1,116	-
Cash provided by (used in) investing activities	153	(2,167)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	142,147
Payment of debt issuance costs	-	(2,528)
Repayments of long-term debt	(1,673)	(143,684)
Proceeds from Revolving Credit Facility	-	24,000
Repayments of Revolving Credit Facility	-	(8,000)
Cash (used in) provided by financing activities	(1,673)	11,935

EFFECT OF EXCHANGES IN RATES ON CASH AND CASH EQUIVALENTS	406	41
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,386)	(435)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,388	18,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,002	18,143

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$1,215	1,511
Interest paid	31,116	40,381
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$2,775	2,025
Exchange of debt instruments due to debt amendment August 2012	-	468,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor”) and its subsidiaries (the “Company”) develops, manufactures and sells transfusion and transplantation diagnostics products used by hospitals, donor centers and reference laboratories around the world. Our products are used in a number of tests performed in the typing and screening of blood, organs or stem cells to ensure donor-recipient compatibility for blood transfusion, and organ or stem cell transplantations. The Company operates manufacturing facilities in North America with both direct affiliate offices and third-party distribution arrangements worldwide.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2013.

Change in Estimates

Change in Depreciable Lives of Property and Equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of its instrument equipment assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment to better reflect the estimated periods during which these assets will remain in service effective June 1, 2013. The estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and a decrease in net loss of $1.0 million for the three months ended August 31, 2013. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease net loss by approximately $3.9 million.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2014

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that are not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. The provisions of ASU 2013-11 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. Early adoption is permitted. The Company is evaluating when to adopt ASU 2013-04, and the effect the adoption will have on its financial statements.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal 2015. This update can be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The Company is evaluating when to adopt ASU 2013-11, and the effect the adoption will have on its financial statements.

2.     BUSINESS COMBINATIONS

Business combinations completed in fiscal 2013:

Acquisition of LIFECODES – The Company completed the acquisition of the LIFECODES business on March 22, 2013. This acquisition enables Immucor to enter the field of transplantation diagnostics – a close adjacency to our current business of transfusion medicine. The LIFECODES business specializes in pre-transplant human leukocyte antigen (“HLA”) typing and screening to ensure the most compatible match between patient and donor, as well as post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products.

The total cash purchase price of the LIFECODES business was $86.2 million, of which $87.3 was paid in fiscal 2013, and $1.1 million was returned by the seller in the first quarter of fiscal 2014 as a result of finalizing certain purchase price adjustments.  The purchase agreement included a contingent consideration arrangement for a potential earn-out totaling $10.0 million in cash based upon the LIFECODES business attaining certain operating targets for the 2013 calendar year. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $4.4 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. The key assumptions were the earn-out period payment probabilities, and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market.

During the first quarter of fiscal 2014, the fair value of the contingent consideration liability was decreased by $1.2 million to reflect a change in the earn-out payment probabilities, and the accretion of the fair value amount. The decrease in the contingent consideration liability is reflected as a gain of $1.3 million in acquisition-related item in the consolidated statement of operations. The accretion of the fair value amount was $0.1 million for the first quarter of fiscal 2014 and was included in interest expense in the consolidated statement of operations. The contingent consideration liability is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of August 31, 2013.

The Company included the operating results of LIFECODES in the consolidated statement of operations since the acquisition date on March 22, 2013. The results for the three months ended August 31, 2013 included net sales of $11.3 million and a loss before income taxes of $1.7 million from LIFECODES.

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis as though the LIFECODES acquisition had occurred at June 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LIFECODES acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, and interest expense resulting from the LIFECODES acquisition. The unaudited pro forma financial information presented below for the three months ended August 31, 2012 does  not reflect any synergies or operating cost reductions that may be achieved. Also included in the table below are our actual results for the three months ended August 31, 2013 (in thousands):

	Three Months Ended
	August 31
	2013	2012

Net sales	$96,044	96,252
Net loss	$(7,760)	(11,606)

3.     RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in the first quarter of fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”) pursuant to which the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the three months ended August 31, 2013, and August 31, 2012, approximately $1.0 million, and $1.1 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of August 31, 2013 and May 31, 2013, the Company owed $0.8 million and $0.6 million, respectively, to the Sponsor for these fees.

4.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). In relation to the acquisition of LIFECODES on March 22, 2013, a fair value adjustment of $4.5 million increased inventory to net realizable value, which was greater than replacement cost. As of August 31, 2013, approximately $4.0 million of the fair value adjustment related to the LIFECODES acquisition has been expensed through cost of sales, of which, approximately $2.3 million was expensed in the first quarter of fiscal 2014. The remaining fair value adjustment is expected to be expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories will again be stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories as of August 31, 2013, and May 31, 2013 include the following (thousands of dollars):

	As of
	August 31, 2013	May 31, 2013

Raw materials and supplies	$13,915	14,880
Work in process	9,871	8,356
Finished goods	22,184	22,705
	$45,970	45,941

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of
	August 31, 2013	May 31, 2013

Land	$297	301
Buildings and improvements	2,527	2,575
Leasehold improvements	20,649	20,629
Capital work-in-progress	5,198	5,047
Furniture and fixtures	3,319	3,282
Machinery, equipment and instruments	78,644	75,480
	110,634	107,314
Less accumulated depreciation	(35,294)	(30,933)
Property and equipment, net	$75,340	76,381

Depreciation expense was $4.4 million in the three months ended August 31, 2013, and was $4.8 million in the three months ended August 31, 2012. The estimated useful lives of the Company’s instrument equipment assets were reevaluated in the first three months of fiscal 2014. The evaluation indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment to better reflect the estimated periods during which these assets will remain in service effective June 1, 2013. The estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million for the three months ended August 31, 2013. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

For the three months ended August 31, 2012, certain amounts within property and equipment have been reclassified to be consistent with the August 31, 2013 presentation. However, there has been no change in either total property and equipment or accumulated depreciation.

6.     GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and of LIFECODES in the fourth quarter of fiscal 2013. The following table presents the changes in the carrying amount of goodwill during the three months ended August 31, 2013 and the fiscal year ended May 31, 2013 (in thousands):

	August 31, 2013	May 31, 2013

Balance at beginning of period	$1,003,463	966,338
Additions:
Acquisition of LIFECODES	-	36,889
Foreign currency translation adjustment	326	236
Balance at end of period	$1,003,789	1,003,463

7.     INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		As of
		August 31, 2013			May 31, 2013
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	20	$466,347	(46,306)	420,041	465,909	(40,392)	425,517
Existing technology / trade names	11	291,250	(51,165)	240,085	291,250	(44,526)	246,724
Corporate trade name	15	40,000	(5,421)	34,579	40,000	(4,754)	35,246
Below market leasehold interests	8	1,200	(362)	838	1,200	(313)	887
Deferred licensing costs	6	199	(25)	174	99	(20)	79
Total amortizable assets		798,996	(103,279)	695,717	798,458	(90,005)	708,453

Intangible assets not subject to amortization:
In-process research and development		6,150	-	6,150	6,150	-	6,150
Total non-amortizable assets		6,150	-	6,150	6,150	-	6,150

Intangible assets, net		$805,146	(103,279)	701,867	804,608	(90,005)	714,603

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

The weighted average life for below market leasehold interests has changed to 8 years as of August 31, 2013 from 6 years as of May 31, 2013 as a result of the renewal of certain lease agreements which extended the lease terms of existing leases. The costs associated with the new leases were treated as operating expenses as incurred.

Amortization expense related to these intangible assets for the three months ended August 31, 2013 and August 31, 2012 was $13.2 million and $12.4 million, respectively. Expected amortization expense for the remainder of fiscal 2014 and for each of the five succeeding years is as follows (in thousands):

2014	39,684
2015	52,905
2016	52,869
2017	52,713
2018	52,664
2019	48,741

8.     DEFERRED FINANCING COSTS

Changes in deferred financing costs during the three months ended August 31, 2013 and the fiscal year ended May 31, 2013 are as follows (in thousands):

	August 31, 2013	May 31, 2013

Balance at beginning of period	$39,449	38,769
Debt issuance costs	-	11,412
Loss on extinguishment of debt	-	(5,625)
Amortization	(1,556)	(5,107)
Balance at end of period	$37,893	39,449

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Credit Facility which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 9.

9.   LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	August 31, 2013	May 31, 2013

Term Loan Facility, net of $10,904 and $11,384 debt discounts, respectively	$649,115	650,293
Notes, net of $4,248 and $4,370 debt discounts, respectively	395,752	395,630
Capital lease agreements	53	67
	1,044,920	1,045,990
Less current portion, net of discounts	(4,689)	(6,712)
Long-term debt, net of current portion	$1,040,231	1,039,278

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.4 million senior secured term loan facility with Term B-2 Loans (the “Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

During the first quarter of fiscal 2013, the Company modified the Senior Credit Facilities via a loan amendment. This amendment provided for a new class of term loan debt, lowered the interest rates on the Senior Credit Facilities from 7.25% to 5.75%, and extended the maturity date of the Revolving Facility. As a result of this amendment and debt modification, the Company recognized a $6.7 million loss on debt extinguishment. As of August 31, 2012, the interest rate on the Term Loan Facility was 5.75%.

In February 2013, the Company refinanced its Senior Credit Facilities again which lowered interest rates on the Term Loan Facility by 0.75% and provided for additional borrowings under the Term Loan Facility of $6.0 million. The refinancing completed in February 2013 also lowered the interest rate on the Revolving Facility and modified the financial covenant per the Senior Credit Facilities to only apply to the Revolving Facility.

Borrowings under the Senior Credit Facilities currently bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00.

The interest rate on the Term Loan Facility was 5.00% as of August 31, 2013 and May 31, 2013. At August 31, 2013, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The $2.0 million additional principal due under the terms of the excess cash flow requirement was paid in September 2013. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the Parent of Immucor (the “Parent”) and certain of Immucor’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, including, in each case subject to customary exceptions and exclusions.

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. The Notes mature on August 15, 2019.

Subject to certain exceptions, the Notes are guaranteed on a senior unsecured basis by each of Immucor’s current and future wholly owned domestic restricted subsidiaries (and non-wholly owned subsidiaries if such non-wholly owned subsidiaries guarantee the Company’s or another guarantor’s other capital market debt securities) that is a guarantor of certain debt of the Company or another guarantor, including the Senior Credit Facilities. The Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future indebtedness that is not expressly subordinated in right of payment thereto. The Notes will be senior in right of payment to any future indebtedness that is expressly subordinated in right of payment thereto and effectively junior to (a) the Company’s existing and future secured indebtedness, including the Senior Credit Facilities described above, to the extent of the value of the collateral securing such indebtedness and (b) all existing and future liabilities of the Company’s non-guarantor subsidiaries.

The Company is not aware of any violations of the covenants pursuant to the terms of the Indenture or the credit agreement governing the Senior Credit Facilities.

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2014 and each of the fiscal years presented in the table below (in thousands):

2014	$4,998
2015	6,653
2016	6,639
2017	6,632
2018	6,632
Thereafter	1,028,518
$1,060,072

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended
	August 31
	2013	2012

Notes, including OID amortization	$11,247	11,233
Term Loan Facility, including OID amortization	8,920	11,578
Amortization of deferred financing costs	1,556	1,223
Interest rate swaps	258	267
Revolving Facility fees and interest	128	187
Interest accreted on contingent liability	67	-
Other interest	2	-
Interest expense	$22,178	24,488

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into interest rate swap agreements to hedge $320.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year 2013 through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.59%.

The Company has designated these interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of August 31, 2013, approximately $1.0 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	August 31, 2013	May 31, 2013

Interest rate swaps (included in other liabilities)	$(1,367)	(1,906)

The (loss) gain from accumulated other comprehensive (loss) income (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended August 31
Location of (loss) gain reclassified from AOCI into income	2013	2012

Interest expense (effective portion)	$(257)	(266)

Interest income (expense) (ineffective portion)	$3	(3)

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

	As of August 31, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
		(in thousands of dollars)

Derivative instruments		$(1,367)		(1,367)
Contingent consideration liability			$(3,251)	(3,251)

	As of May 31, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
		(in thousands of dollars)

Derivative instruments		$(1,906)		(1,906)
Contingent consideration liability			$(4,504)	(4,504)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $24.0 million and $29.4 million of cash and cash equivalents at August 31, 2013, and May 31, 2013, respectively, approximately 37% and 38% was located in the U.S., respectively.

The Company uses derivative financial instruments, primarily in the form of floating-to-fixed interest rate swap agreements, in order to mitigate the risks associated with interest rate fluctuations on the Company’s floating rate indebtedness. The estimated fair value of the Company’s derivative instruments is based on quoted market prices for similar instruments (a level 2 input) and are reflected at fair value in the consolidated balance sheets. The Level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets. The Company’s current and long-term derivative financial instrument liabilities are included in accrued interest and interest rate swap liability and other long-term liabilities in the Company’s consolidated balance sheets.

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $440.3 million and $663.3 million at August 31, 2013, respectively, based on recent trades of these instruments (a level 2 input). The fair value of the Notes and the Term Loan Facility was estimated to be $452.3 million and $669.1 million at May 31, 2013, respectively, based on the fair value of these instruments at that time. The Company’s debt instruments are included in current and long-term debt on the Company’s consolidated balance sheets, at the amount of unpaid principal, net of original issue discounts.

Management believes that these liabilities can be liquidated without restriction.

The Company has a contingent consideration liability for an earn-out provision resulting from the LIFECODES acquisition completed in the fourth quarter of fiscal 2013. The fair value of this contingent consideration liability was estimated to be $4.4 million as of the acquisition date, and was determined by applying a form of the income approach (a level 3 input) based upon the expected (probability-weighted) payment based on the likelihood of achieving the financial performance target. Assumptions included in the calculation were the cumulative probability of success, discount rate and time of payment. The present value of the expected payment considers the time at which the obligation will be settled and a discount rate that reflects the risk associated with the performance payment. Based upon information available in the first quarter of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and therefore the fair value of this contingent consideration liability decreased by $1.3 million in the first quarter of fiscal 2014. This adjustment to the estimated fair value amount is reflected as a gain in the acquisition-related line item of the Company’s consolidated statement of operations. The contingent consideration liability is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The change in the contingent consideration liability is summarized in the table as follows:

	Three Months Ended August 31, 2013	Twelve Months Ended May 31, 2013
Balance at the beginning of the period	$(4,504)	-
Additions due to acquisitions	-	(4,400)
Change in fair value	1,320	-
Accretion of fair value	(67)	(104)
Balance at the end of the period	$(3,251)	(4,504)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Three Months Ended August 31, 2013
Foreign exchange translation adjustment	$1,385	-	1,385
Changes in fair value of cash flow hedges	518	193	325
	$1,903	193	1,710

Three Months Ended August 31, 2012
Foreign exchange translation adjustment	$3,495	-	3,495
Changes in fair value of cash flow hedges	(345)	(92)	(253)
	$3,150	(92)	3,242

The components of accumulated other comprehensive loss as of August 31, 2013 and May 31, 2013 are as follows (in thousands):

	As of
	August 31, 2013	May 31, 2013

Cumulative foreign currency translation adjustment	$(15,357)	(16,742)
Change in fair value of cash flow hedges, net of tax	(855)	(1,180)
Accumulated other comprehensive loss	$(16,212)	(17,922)

13.    SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $0.2 million and $0.6 million during the first three months ended August 31, 2013 and August 31, 2012, respectively. As of August 31, 2013, a total of 95,973 shares were available for future grants.

Stock based compensation is recognized on a straight-line basis over the requisite service period for restricted stock and stock option awards. The Company recognized expense of $0.4 million and $0.5 million in the three months ended August 31, 2013 and August 31, 2012, respectively, before income tax benefits, for all of the Company’s stock plans. As of August 31, 2013, there was $4.7 million of total unrecognized compensation cost related the Company’s stock plan.

As of August 31, 2013 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event (the performance condition) is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $2.8 million as of August 31, 2013.

14.    INCOME TAXES

The effective tax rate for the quarters ended August 31, 2013 and 2012 was 37.4% and 37.8%, respectively.  The difference between the United States federal statutory rate and the effective tax rate for the quarter ended August 31, 2013 was primarily due to the following: (1) a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from than the U.S. statutory tax rate, (2) the fact that the gain on the acquisition related item is not taxable, and (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.  The difference between the federal statutory rate and the effective tax rate for the quarter ended August 31, 2012 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and discrete tax items recognized during the quarter.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. Accordingly, the Company has provided for deferred taxes on future earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and unrepatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

15.    SEGMENT AND GEOGRAPHIC INFORMATION

Through February 2013, the Company was organized by geographic area and reported three operating segments: United States (“U.S.”), Europe and Other. In March 2013, after the acquisition of the LIFECODES business, the Company reorganized its operating structure, and reevaluated its reportable operating segments accordingly. The Company determines operating segments in accordance with its internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. The financial information provided below has been recast to reflect the Company’s new segment structure for each period presented.

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

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets. Major international markets include Japan, Brazil, Russia, India, China, Turkey, the Middle East and Africa. The Company’s products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended
	August 31
	2013	2012
Net sales by product group:
Transfusion	$82,990	83,570
Transplant & Molecular	13,054	1,584
Total	$96,044	85,154

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	August 31
	2013	2012
Net sales to customers by geography are as follows:
United States	$61,120	57,825
Europe (A)	17,851	14,869
Canada	4,553	5,078
Other	12,520	7,382
Total	$96,044	85,154

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	August 31, 2013	May 31, 2013
Long-lived tangible assets by geography:
United States	$55,171	57,184
Europe (B)	14,152	13,399
Canada	4,446	4,511
Other (C)	1,571	1,287
Total	$75,340	76,381

	As of
	August 31, 2013	May 31, 2013
Concentration of net assets by geography:
United States	$484,416	485,968
Europe	110,668	114,740
Canada	32,564	32,910
Other (C)	11,455	11,088
Total	$639,103	644,706

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months ended August 31, 2013, or August 31, 2012.

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

August 31, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,134	711	15,157	-	24,002
Accounts receivable, net	26,755	4,952	34,900	-	66,607
Intercompany receivable	53,204	10,690	3,301	(67,195)	-
Inventories	20,088	14,493	13,528	(2,139)	45,970
Deferred income tax assets, current portion	3,096	1,943	568	826	6,433
Prepaid expenses and other current assets	6,706	618	4,680		12,004
Total current assets	117,983	33,407	72,134	(68,508)	155,016

PROPERTY AND EQUIPMENT, NET	38,716	16,455	20,169	-	75,340
INVESTMENT IN SUBSIDIARIES	241,565	5,250	4	(246,819)	-
GOODWILL	903,512	42,053	58,224	-	1,003,789
INTANGIBLE ASSETS, NET	622,194	38,955	40,718	-	701,867
DEFERRED FINANCING COSTS	37,893	-	-	-	37,893
OTHER ASSETS	6,201	273	342	-	6,817
Total assets	$1,968,064	136,393	191,591	(315,327)	1,980,722

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,812	4,123	3,248	-	19,183
Intercompany payable	709	59,502	6,984	(67,195)	-
Accrued interest and interest rate swap liability	8,917	-	-	-	8,917
Accrued expenses and other current liabilities	9,324	5,138	8,613	-	23,075
Income taxes payable	31,162	(30,700)	3,700	-	4,162
Deferred revenue, current portion	1,397	38	1,099	-	2,534
Current portion of long-term debt, net of debt discounts	4,658	31	-	-	4,689
Total current liabilities	67,979	38,132	23,644	(67,195)	62,560

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	1,040,208	23	-	-	1,040,231
DEFERRED REVENUE	43	-	94	-	137
DEFERRED INCOME TAX LIABILITIES	209,896	4,677	11,882	-	226,455
OTHER LONG-TERM LIABILITIES	10,835	118	1,283	-	12,236
Total liabilities	1,328,961	42,950	36,903	(67,195)	1,341,619
SHAREHOLDERS' EQUITY:
Total shareholders' equity	639,103	93,443	154,688	(248,132)	639,103
Total liabilities and shareholders' equity	$1,968,064	136,393	191,591	(315,327)	1,980,722

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

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$64,210	13,664	34,991	(16,821)	96,044
COST OF SALES (exclusive of amortization shown separately below)	22,026	9,144	21,702	(16,821)	36,051
GROSS MARGIN	42,184	4,520	13,289	-	59,993

OPERATING EXPENSES:
Research and development	3,632	4,490	8	-	8,130
Selling and marketing	6,327	2,093	5,872	-	14,292
Distribution	2,722	382	1,615	-	4,719
General and administrative	6,865	1,736	2,374	-	10,975
Amortization of intangibles	11,971	668	568	-	13,207
Acquisition-related item	(1,320)	-	-	-	(1,320)
Total operating expenses	30,197	9,369	10,437	-	50,003

INCOME (LOSS) FROM OPERATIONS	11,987	(4,849)	2,852	-	9,990

NON-OPERATING INCOME (EXPENSE):
Interest income	1	1	28	(21)	9
Interest expense	(22,191)	-	(8)	21	(22,178)
Other, net	(389)	28	152	(785)	(216)
Total non-operating (expense) income	(21,801)	29	172	(785)	(22,385)

(LOSS) INCOME BEFORE INCOME TAXES	(9,814)	(4,820)	3,024	(785)	(12,395)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,681)	(1,616)	925	(263)	(4,635)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(6,133)	(3,204)	2,099	(522)	(7,760)
Net (Loss) Income of consolidated subsidiaries	(1,105)	-	-	1,105	-
NET (LOSS) INCOME	$(7,238)	(3,204)	2,099	583	(7,760)

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2012

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$64,505	1,441	29,605	(10,397)	85,154
COST OF SALES (exclusive of amortization shown separately below)	20,027	917	16,554	(10,397)	27,101
GROSS MARGIN	44,478	524	13,051	-	58,053

OPERATING EXPENSES:
Research and development	3,208	1,643	34	-	4,885
Selling and marketing	6,958	460	4,803	-	12,221
Distribution	2,875	43	1,590	-	4,508
General and administrative	7,550	474	2,092	-	10,116
Amortization of intangibles	11,771	54	556	-	12,381
Total operating expenses	32,362	2,674	9,075	-	44,111

INCOME (LOSS) FROM OPERATIONS	12,116	(2,150)	3,976	-	13,942

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	11	(8)	3
Interest expense	(24,488)	-	(8)	8	(24,488)
Loss on extinguishment of debt	(6,686)	-	-	-	(6,686)
Other, net	(23)	-	143	-	120
Total non-operating (expense) income	(31,197)	-	146	-	(31,051)

(LOSS) INCOME BEFORE INCOME TAXES	(19,081)	(2,150)	4,122	-	(17,109)
(BENEFIT) PROVISION FOR INCOME TAXES	(7,085)	(712)	1,323	-	(6,474)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(11,996)	(1,438)	2,799	-	(10,635)
Net Income (Loss) of consolidated subsidiaries	1,361	-	-	(1,361)	-
NET (LOSS) INCOME	$(10,635)	(1,438)	2,799	(1,361)	(10,635)

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(3,578)	(2,845)	3,045	(894)	(4,272)
Net cash provided by (used in) investing activities	6,399	(536)	(5,710)	-	153
Net cash ( used in) provided by financing activities	(1,658)	(15)	(785)	785	(1,673)
Effect of exchange rate changes on cash and cash equivalents	-	-	297	109	406
Change in cash and cash equivalents	1,163	(3,396)	(3,153)	-	(5,386)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$8,134	711	15,157	-	24,002

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2012

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(16,702)	880	5,501	77	(10,244)
Net cash provided by (used in) investing activities	(1,454)	(736)	23	-	(2,167)
Net cash provided by financing activities	11,935	-	-	-	11,935
Effect of exchange rate changes on cash and cash equivalents	-	-	226	(185)	41
Change in cash and cash equivalents	(6,221)	144	5,750	(108)	(435)
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$1,872	-	16,379	(108)	18,143

17.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other statements that are not related to present factors or current conditions or that are not purely historical. Words such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the outcome of the administrative action pending with the Food and Drug Administration;
•	the failure of customers to efficiently integrate our instruments into their blood banking operations;
•	increased competition;
•	product development and regulatory obstacles;
•	the failure to successfully integrate and capitalize on past or future acquisitions;
•	general economic conditions; and
•	other risks and uncertainties discussed in this report, particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

 Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013.

Overview

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

Business Highlights of fiscal 2014

The following is a summary of significant factors affecting our business in the first three months of fiscal 2014:

●

Performance – We completed the acquisition of LIFECODES on March 22, 2013 and have included the results of operations, financial position and cash flows of this business in our consolidated financial statements since that date. Therefore, LIFECODES’ results were included in the three months ended August 31, 2013, but were not included in the three months ended August 31, 2012.

LIFECODES contributed $11.3 million in net sales and reported an operating loss before income tax of $1.7 million in the first three months of fiscal 2014. This operating loss includes non-cash charges of approximately $0.6 million for amortization expense of intangible assets and $2.3 million of amortization expense of a fair value adjustment to inventory that were recorded as of the acquisition date.

The LIFECODES purchase agreement included a potential earn-out totaling $10.0 million in cash if the LIFECODES business achieves certain financial targets in calendar 2013. In the first quarter of fiscal 2014, management has estimated, for accounting purposes, that the likelihood of achieving the financial performance target was lower than originally estimated (as of the acquisition date) and decreased the fair value of the related contingent consideration liability by $1.3 million during the first three months of fiscal 2014.

●

Lower Industry Demand – In the U.S. market, we believe there has been lower demand for blood primarily because of the macroeconomic environment. Lower blood demand negatively impacts our reagent revenue as fewer blood transfusions result in lower testing volume. Blood demand continued to decline in fiscal 2014. In Europe, we have been experiencing an industry slowdown due to challenging economic conditions.

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales for each period (in thousands of dollars, except percentages).

	Three Months Ended
	August 31		Change
	2013	2012	Amount	%

Net sales	$96,044	85,154	$10,890	12.8
Cost of sales (*)	36,051	27,101	8,950	33.0
Gross margin	59,993	58,053	1,940	3.3

Operating expenses:
Research and development	8,130	4,885	3,245	66.4
Selling and marketing	14,292	12,221	2,071	16.9
Distribution	4,719	4,508	211	4.7
General and administrative	10,975	10,116	859	8.5
Amortization expense	13,207	12,381	826	6.7
Acquisition-related item	(1,320)	-	(1,320)	**
Total operating expenses	50,003	44,111	5,892	13.4

Income (loss) from operations	9,990	13,942	(3,952)	(28.3)

Non-operating income (expense):
Interest income	9	3	6	200.0
Interest expense	(22,178)	(24,488)	2,310	(9.4)
Loss on extinguishment of debt	-	(6,686)	6,686	**
Other, net	(216)	120	(336)	(280.0)
Total non-operating (expense) income	(22,385)	(31,051)	8,666	(27.9)

(Loss) income before income taxes	(12,395)	(17,109)	4,714	(27.6)
(Benefit) provision for income taxes	(4,635)	(6,474)	1,839	(28.4)
Net (loss) income	$(7,760)	(10,635)	$2,875	(27.0)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three Months Ended August 31, 2013 and August 31, 2012:

Net sales were $96.0 million for the three months ended August 31, 2013 as compared with $85.1 million for the three months ended August 31, 2012, an increase of $10.9 million, or 12.8%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars except percentages):

	Three Months Ended
	August 31		Change
	2013	2012	Amount	%
Net sales by product group:
Transfusion	$82,990	83,570	$(580)	(0.7)
Transplant & Molecular	13,054	1,584	11,470	724.1
Total	$96,044	85,154	$10,890	12.8

Transfusion: Net sales of our transfusion products for the three months ended August 31, 2013 were $83.0 million as compared with $83.6 million for the three months ended August 31, 2012, a decrease of $0.6 million, or 0.7%. This decrease in net sales was mainly due to a lower number of ship cycles in the first three months of fiscal 2014 as compared with the same period in fiscal 2013, partially offset by increased revenue generated from increased instrument placements. The quarter-over-quarter change in net sales also reflects the favorable effect of changes in foreign currency exchange rates on our international operations in the first three months of fiscal 2014. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, revenue in the first three months of fiscal 2014 increased by 1.7 % when compared with the first three months of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for the three months ended August 31, 2013 were $13.1 million as compared with $1.6 million for the three months ended August 31, 2012, an increase of $11.5 million. This increase was primarily due to the additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013.

Gross margin increased by $1.9 million for the three months ended August 31, 2013 as compared with the three months ended August 31, 2012, or 3.3%, mainly due to the higher net sales generated in the first three months of fiscal 2014. Gross margin as a percentage of consolidated net sales was approximately 5.7% lower for the three months ended August 31, 2013 as compared with the three months ended August 31, 2012. The lower gross margin percentage was primarily due to the amortization of the fair value of inventory of $2.3 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2013, a less favorable product mix in the first quarter of fiscal 2014, and $0.3 million of expense related to the medical device excise tax that became effective in January 2013.  These decreases in gross margin percentage were partially offset by lower depreciation expense of approximately $1.6 million in the three months ended August 31, 2013 related to a change in the estimated useful life of our instrument equipment assets as discussed in the section “Change in Estimate” below

Research and development expenses were $8.1 million for the three months ended August 31, 2013 as compared with $4.9 million for the three months ended August 31, 2012. The increase of $3.2 million, or 66.4%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects.

Selling and marketing expenses were $14.3 million for the three months ended August 31, 2013 as compared with $12.2 million for the three months ended August 31, 2012. The increase of $2.1 million, or 16.9%, was primarily due to additional costs related to LIFECODES.

Distribution expenses were $4.7 million for the three months ended August 31, 2013 as compared with $4.5 million for the three months ended August 31, 2012. The increase of $0.2 million, or 4.7%, was primarily due to additional costs related to LIFECODES.

General and administrative expenses were $11.0 million for the three months ended August 31, 2013 as compared with $10.1 million for the three months ended August 31, 2012, an increase of $0.9 million, or 8.5%. The increase was primarily due to additional costs related to LIFECODES.

Amortization expense was $13.2 million for the three months ended August 31, 2013 as compared with $12.4 million for the three months ended August 31, 2012, an increase of $0.8 million, or 6.7%. The increase was primarily due to additional costs related to LIFECODES.

The acquisition-related item is a gain of $1.3 million resulting from a decrease in the contingent consideration liability related to the acquisition of our LIFECODES business. Based upon information available in the first three months of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and decreased the fair value of the related contingent consideration liability. See Note 2 for additional information on this acquisition.

Non-operating expense was $22.4 million for the three months ended August 31, 2013 as compared with $31.1 million for the three months ended August 31, 2012, a decrease of $8.7 million, or 27.9%. The most significant component of non-operating expense is interest expense from our long-term debt. The quarter-over-quarter decrease in non-operating expense was mainly due to lower interest expense of $2.3 million on our outstanding debt, and a $6.7 million loss on the extinguishment of debt incurred from the refinancing of our Senior Credit Facilities during the first three months of fiscal 2013. The decrease in interest expense is mainly due to a lower interest rate, partially offset by a higher long-term debt balance in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013. The higher debt balance in the first quarter of fiscal 2014 was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

The effective tax rate for the three months ended August 31, 2013 and 2012 was 37.4% and 37.8%, respectively.  The effective tax rate for the fiscal 2014 period was lower than the effective tax rate for the corresponding period in fiscal 2013 primarily due to changes in the mix of income by tax jurisdiction, the fact that the gain on the acquisition related item in fiscal 2014 is not taxable, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings and the change in discrete tax items recognized during the period.

Change in Estimate

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. This review indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, effective June 1, 2013, we changed our estimates of the useful lives of our instrument equipment to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and a decrease in net loss of $1.0 million for the three months ended August 31, 2013. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease in net loss by approximately $3.9 million.

Adjusted EBITDA (a non-GAAP financial measure)

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

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months ended August 31, 2013 and August 31, 2012 is calculated as follows (in thousands):

	Three Months Ended
	August 31
	2013	2012

Net loss	$(7,760)	(10,635)
Interest expense (income), net	22,169	24,485
Income tax benefit	(4,635)	(6,474)
Depreciation and amortization	17,579	17,282

EBITDA	27,353	24,658

Adjustments to EBITDA:
Stock-based compensation (i)	448	514
Acquisition-related items (ii)	(910)	334
Sponsor fee (iii)	1,005	1,132
Non-cash impact of purchase accounting (iv)	2,342	87
Loss on extinguishment of debt	-	6,686
Certain non-recurring expenses and other (v)	3,873	2,414
Adjusted EBITDA	$34,111	35,825

i.	Represents non-cash stock-based compensation.
ii.

Represents legal, accounting and other costs. The costs included in the first quarter of fiscal 2014 primarily relate to the LIFECODES acquisition offset by the non-cash gain of $1.3 million from the decrease in contingent liability related to the potential earn-out.

iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as inventory valuation adjustments, primarily incurred as a result of the LIFECODES acquisition.
v.	Represents non-recurring or non-cash items not included in captions above including personnel costs and business optimization costs.

In fiscal 2014, we revised the presentation of EBITDA and Adjusted EBITDA to include all of the depreciation and amortization expense on a single line and to exclude the adjustment for deferred revenue related to the acquisition of Immucor that was previously included in item v. of the calculation for all periods presented. The deferred revenue adjustment increased Adjusted EBITDA to reflect certain revenue items that were written-off in fiscal 2012 as a result of the acquisition of Immucor to increase the comparability of Adjusted EBITDA reported in fiscal 2012 with that reported in fiscal 2011. Management has determined that this adjustment is not as relevant for comparability purposes on a go-forward basis, and has therefore excluded it from the Adjusted EBITDA presentation. The following table is a reconciliation of Adjusted EBITDA that was previously reported and that presented in the table above for the first three months ended August 31, 2012 (in thousands):

Three Months Ended August 31, 2012

Adjusted EBITDA as previously presented	$36,644
Less: Deferred revenue adjustment	819
Adjusted EBITDA as presented in the table above	$35,825

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of August 31, 2013, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first quarter of fiscal 2014, our cash and cash equivalents decreased by $5.4 million to $24.0 million as of August 31, 2013. The decrease was primary due to the timing of payments to fund the working capital requirements of our operations and to repay $1.7 million of long-term debt in the first three months of fiscal 2014. There were no borrowings from the Revolving Facility during the quarter. The cash balance at August 31, 2013 includes cash of $15.2 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first quarter of fiscal 2013, our cash and cash equivalents decreased by $0.4 million to $18.1 million as of August 31, 2012. The decrease was mainly due to the timing of payments to fund the working capital requirements of our operations, $2.2 million of cash used for capital expenditures, partially offset by cash provided by financing activities of $11.9 million, including $16.0 million of borrowings from the Revolving Facility.

Operating activities

Operating activities used cash of $4.3 million in the first quarter of fiscal 2014 as compared with $10.2 of cash used by operating activities in the first quarter of fiscal 2013. The decrease was mainly due to improved operating results of $2.9 million and lower working capital requirements of $6.3 million, partially offset by a $3.2 million decrease in non-cash adjustments. The lower working capital requirements in the first quarter of fiscal 2014 were primarily due to lower interest payments in that period as compared with the first quarter of fiscal 2013; we made interest payments of $31.1 million in the first three months of fiscal 2014 and $40.4 million in the first three months of fiscal 2013. Interest payments were lower in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013 due to the refinancing of our long-term debt in the first quarter of fiscal 2013 which accelerated approximately $6.5 million of interest payments from the second quarter of fiscal 2013. In addition, interest was lower in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013 due to a more favorable interest rate on our long-term debt in the first quarter of fiscal 2014, partially offset by higher average borrowings, mainly as a result of the acquisition of LIFECODES.

Investing activities

During the first quarter of fiscal 2014, we received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. For other investing activities, we used cash of $1.0 million to purchase property and equipment in the three months ended August 31, 2013 as compared to fixed asset purchases of $2.2 million in the three months ended August 31, 2012.

Financing activities

In the first quarter of fiscal 2014, we used cash from financing activities of $1.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during the quarter or as of August 31, 2013.

In the first quarter of fiscal 2013, we received cash from financing activities of $11.9 million. We received $16.0 million in net proceeds from borrowings on our Revolving Facility which were partially offset by net payments of $4.1 million made on our long-term debt and debt issuance costs that resulted from the refinancing of our Senior Credit Facilities in the first quarter of fiscal 2013. This refinancing lowered the interest rate on our Term Loan Facility by 1.50%, including lowering the LIBOR floor on the term debt from 1.5% to 1.25%. This refinancing also lowered the interest rate on the revolving debt and extended the maturity date of the Revolving Facility to August 2017.

In February 2013, we refinanced our Senior Credit Facilities again which lowered our interest rates on the Term Loan Facility by 0.75% and provided for additional borrowings under the Term Loan Facility of $6.0 million. The refinancing completed in February 2013 also lowered the interest rate on the Revolving Facility and modified the financial covenant per the Senior Credit Facilities to only apply to the Revolving Facility.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan, subject to certain excess cash flow requirements due annually, with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.6 million (including $2.0 million for the required excess cash flow payment that was paid to the lenders in September 2013) and $33.5 million for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of August 31, 2013, we had principal of $1,060.1 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility were $100.0 million as of August 31, 2013.

We expect that recurring capital expenditures during fiscal 2014 will range from $10 million to $15 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Commitments and Contractual Obligations

As of August 31, 2013, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2013 except for our operating lease obligations which increased by $12.1 million due to the renewal of certain building leases in the first quarter of 2014, and a decrease in the estimated fair value of the contingent consideration liability of $1.3 million related to the earn-out provision of the LIFECODES acquisition completed in fiscal 2013. Refer to Note 2 for additional information on the change in acquisition costs for the estimated earn-out provision.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of August 31, 2013.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no other significant changes in our critical accounting policies since May 31, 2013.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2013, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2013.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to certain legal proceedings in the ordinary course of business. However, we are not currently subject to any legal proceedings expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2013. In addition to the other information included in this report, carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 6. Exhibits

10.1	Annual Bonus Plan for fiscal year 2014, executed as of August 6, 2013 and effective as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2013).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.

(Registrant)

Date:	October 15, 2013	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	October 15, 2013	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)