Form 10-Q
period 2013-11-30
IMMUCOR INC
filed 2014-01-13
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2013

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

Yes          No X

Since November 30, 2012, there has been no established public trading market for the Company’s common stock; therefore, the aggregate market value of the common stock is not determinable.

As of January 13, 2014, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited, except for May 31, 2013)

Consolidated Statements of Operations (unaudited)

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

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

SIGNATURES

ITEM 1. Consolidated Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,223	29,388
Trade accounts receivable, net of allowance for doubtful accounts of $715 and $815 at November 30, 2013 and May 31, 2013, respectively	70,774	68,086
Inventories	47,727	45,941
Deferred income tax assets, current portion	6,407	5,290
Prepaid expenses and other current assets	11,711	11,577
Total current assets	172,842	160,282

PROPERTY AND EQUIPMENT, net	76,234	76,381
GOODWILL	1,004,845	1,003,463
OTHER INTANGIBLE ASSETS, net	689,423	714,603
DEFERRED FINANCING COSTS, net	36,313	39,449
OTHER ASSETS	7,089	6,792
Total assets	$1,986,746	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,236	13,638
Accrued interest and interest rate swap liability	19,725	20,084
Accrued expenses and other current liabilities	19,903	26,654
Income taxes payable	4,842	3,873
Deferred revenue, current portion	2,639	2,252
Current portion of long-term debt, net of debt discounts	4,653	6,712
Total current liabilities	68,998	73,213

LONG-TERM DEBT, net of debt discounts	1,038,875	1,039,278
DEFERRED REVENUE	123	161
DEFERRED INCOME TAX LIABILITIES	223,995	231,040
OTHER LONG-TERM LIABILITIES	13,086	12,572
Total liabilities	1,345,077	1,356,264
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	-	-
Additional paid-in capital	752,453	751,635
Accumulated deficit	(97,554)	(89,007)
Accumulated other comprehensive loss	(13,230)	(17,922)
Total shareholders' equity	641,669	644,706
Total liabilities and shareholders' equity	$1,986,746	2,000,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2013	2012

NET SALES	$100,203	82,056
COST OF SALES (exclusive of amortization shown separately below)	34,682	27,166
GROSS MARGIN	65,521	54,890

OPERATING EXPENSES
Research and development	7,310	4,537
Selling and marketing	15,170	12,941
Distribution	4,837	4,721
General and administrative	8,277	10,813
Amortization expense	13,215	12,404
Acquisition-related items	(3,318)	-
Loss on disposition and retirement of fixed assets	-	1,175
Total operating expenses	45,491	46,591

INCOME FROM OPERATIONS	20,030	8,299

NON-OPERATING INCOME (EXPENSE)
Interest income	3	7
Interest expense	(22,093)	(22,251)
Other, net	20	(242)
Total non-operating net expense	(22,070)	(22,486)

LOSS BEFORE INCOME TAXES	(2,040)	(14,187)
BENEFIT FOR INCOME TAXES	(1,253)	(3,788)
NET LOSS	$(787)	(10,399)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2013	2012

NET SALES	$196,247	167,210
COST OF SALES (exclusive of amortization shown separately below)	70,733	54,267
GROSS MARGIN	125,514	112,943

OPERATING EXPENSES
Research and development	15,440	9,422
Selling and marketing	29,462	25,162
Distribution	9,556	9,229
General and administrative	19,253	20,929
Amortization expense	26,422	24,785
Acquisition-related items	(4,638)	-
Loss on disposition and retirement of fixed assets	-	1,175
Total operating expenses	95,495	90,702

INCOME FROM OPERATIONS	30,019	22,241

NON-OPERATING INCOME (EXPENSE)
Interest income	12	10
Interest expense	(44,271)	(46,739)
Loss on extinguishment of debt	-	(6,686)
Other, net	(195)	(122)
Total non-operating net expense	(44,454)	(53,537)

LOSS BEFORE INCOME TAXES	(14,435)	(31,296)
BENEFIT FOR INCOME TAXES	(5,888)	(10,262)
NET LOSS	$(8,547)	(21,034)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2013	2012

NET LOSS	$(787)	(10,399)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	3,162	2,547
Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	(180)	(101)
OTHER COMPREHENSIVE INCOME	2,982	2,446

COMPREHENSIVE INCOME (LOSS)	$2,195	(7,953)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2013	2012

NET LOSS	$(8,547)	(21,034)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	4,547	6,042
Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	145	(354)
OTHER COMPREHENSIVE INCOME	4,692	5,688

COMPREHENSIVE LOSS	$(3,855)	(15,346)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(8,547)	(21,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,115	34,893
Noncash interest expense	4,460	3,411
Loss on disposition and retirement of fixed assets	93	1,358
Inventory fair value adjustment	2,742	-
Loss on extinguishment of debt	-	6,686
Provision for doubtful accounts	(1,934)	16
Share-based compensation expense	818	856
Acquisition-related items	(4,638)	-
Deferred income taxes	(8,430)	(13,153)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,268)	7,130
Income taxes	46	(115)
Inventories	(9,340)	(9,226)
Other assets	(869)	810
Accounts payable	4,429	1,506
Deferred revenue	290	(278)
Accrued expenses and other liabilities	78	(4,310)
Cash provided by operating activities	13,045	8,550

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,311)	(4,028)
Receipt related to acquisition of business	1,116	-
Cash used in investing activities	(3,195)	(4,028)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	142,147
Payment of debt issuance costs	-	(2,528)
Repayments of long-term debt	(3,678)	(145,002)
Proceeds from Revolving Credit Facility	-	24,000
Repayments of Revolving Credit Facility	-	(23,000)
Cash used in provided by financing activities	(3,678)	(4,383)

EFFECT OF EXCHANGES IN RATES ON CASH AND CASH EQUIVALENTS	663	296
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,835	435
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,388	18,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,223	19,013

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,081	2,548
Interest paid	40,138	44,608
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$5,151	6,340
Exchange of debt instruments due to debt amendment August 2012	-	468,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor”) and its subsidiaries (collectively, the “Company”) develops, manufactures and sells transfusion and transplantation diagnostics products used by hospitals, donor centers and reference laboratories around the world. Our products are used in a number of tests performed in the typing and screening of blood, organs or stem cells to ensure donor-recipient compatibility for blood transfusion, and organ or stem cell transplantations. The Company operates manufacturing facilities in North America with both direct affiliate offices and third-party distribution arrangements worldwide.

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

Change in Estimates

Change in Provision of Allowance for Doubtful Accounts

In the second quarter of fiscal 2014, management reviewed the valuation method used to determine the Company’s estimate of its allowance for doubtful accounts and determined that a change in estimate was needed to better reflect the Company’s actual bad debt experience. As a result, management revised its valuation method, effective November 30, 2013, and reduced the estimate of its allowance for doubtful accounts on uncollected receivables in the second quarter of fiscal 2014. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million, in the three months and six months ended November 30, 2013.

Change in Depreciable Lives of Property and Equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of fiscal 2014, this review indicated that the actual lives of its instrument equipment assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $3.1 million, and a decrease in net loss of $0.9 million and $1.8 million for the three months and six months ended November 30, 2013, respectively. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease net loss by approximately $3.6 million.

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

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

2.     BUSINESS COMBINATIONS

Business combinations completed in fiscal 2013:

Acquisition of LIFECODES – The Company completed the acquisition of the LIFECODES business on March 22, 2013. This acquisition enables Immucor to enter the field of transplantation diagnostics – a close adjacency to its current business of transfusion medicine. The LIFECODES business specializes in pre-transplant human leukocyte antigen (“HLA”) typing and screening to ensure the most compatible match between patient and donor, as well as post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products.

The total cash purchase price of the LIFECODES business was $86.2 million, of which $87.3 million was paid in fiscal 2013, and $1.1 million was returned by the seller in the first quarter of fiscal 2014 as a result of finalizing certain purchase price adjustments.  The purchase agreement included a contingent consideration arrangement for a potential earn-out totaling $10.0 million in cash based upon the LIFECODES business attaining certain operating targets for the 2013 calendar year. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $4.4 million. This was determined by applying a form of the income approach, based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance target. The key assumptions were the earn-out period payment probabilities, and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market. During fiscal 2013, the Company recognized accretion of $0.1 million which increased the contingent consideration liability to $4.5 million as of May 31, 2013.

The fair value of the contingent consideration liability was decreased by $4.5 million to zero in the first six months of fiscal 2014, of which $3.3 million was recorded in the second quarter, to reflect a change in the earn-out payment probabilities, and the accretion of the fair value amount. These decreases in the contingent consideration liability are reflected as a gain of $3.3 million and $4.6 million in the acquisition-related items in the consolidated statements of operations for the second quarter and first six months of fiscal 2014, respectively. The accretion of the fair value amount was $0.1 million for the second quarter and first six months of fiscal 2014 and was included in interest expense in the consolidated statements of operations. The contingent consideration liability was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of May 31, 2013.

The Company included the operating results of LIFECODES in the consolidated statement of operations since the acquisition date on March 22, 2013. The results for the three months and six months ended November 30, 2013 included net sales of $13.0 million and $24.3 million and income (loss) before income taxes of zero and $(1.0) million, respectively, from LIFECODES.

The financial information in the table below summarizes the results of operations of the Company for the three and six months ended November 30, 2012 on a pro forma basis as though the LIFECODES acquisition had occurred at June 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LIFECODES acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, and interest expense resulting from the LIFECODES acquisition. The unaudited pro forma financial information presented below for the three months and six months ended November 30, 2012 does not reflect any synergies or operating cost reductions that may be achieved. Also included in the table below are our actual results for the three months and six months ended November 30, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2013	2012	2013	2012

Net sales	$100,203	93,510	196,247	189,762
Net loss	(787)	(10,416)	(8,547)	(22,022)

3.      RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in the first quarter of fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”) pursuant to which the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the three months and six months ended November 30, 2013, approximately $0.9 million, and $1.9 million was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, respectively. In the three months and six months ended November 30, 2012, approximately $1.1 million, and $2.2 million, was recorded for these same types of fees and expenses, respectively. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of November 30, 2013 and May 31, 2013, the Company owed $0.9 million and $0.6 million, respectively, to the Sponsor for these fees.

4.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). In relation to the acquisition of LIFECODES on March 22, 2013, a fair value adjustment of $4.5 million increased inventory to net realizable value, which was greater than replacement cost. As of November 30, 2013, the fair value adjustment has been expensed through cost of sales and inventories are again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Approximately $0.5 million and $2.7 million of the fair value adjustment was expensed in the second quarter and the first six months of fiscal 2014, respectively. Inventories as of November 30, 2013, and May 31, 2013 include the following (thousands of dollars):

	As of
	November 30, 2013	May 31, 2013

Raw materials and supplies	$15,991	14,880
Work in process	10,038	8,356
Finished goods	21,698	22,705
	$47,727	45,941

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of
	November 30, 2013	May 31, 2013

Land	$297	301
Buildings and improvements	2,578	2,575
Leasehold improvements	20,723	20,629
Capital work-in-progress	6,820	5,047
Furniture and fixtures	3,409	3,282
Machinery, equipment and instruments	82,102	75,480
	115,929	107,314
Less accumulated depreciation	(39,695)	(30,933)
Property and equipment, net	$76,234	76,381

Depreciation expense was $4.3 million and $8.7 million in the three months and six months ended November 30, 2013, and was $5.1 million and $9.9 million in the three months and six months ended November 30, 2012. The estimated useful lives of the Company’s instrument equipment assets were reevaluated in the first three months of fiscal 2014. The evaluation indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets increased from approximately 5 years to 10 years. This change was effective June 1, 2013. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $3.1 million for the three months and six months ended November 30, 2013. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

6.      GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and of LIFECODES in the fourth quarter of fiscal 2013. The following table presents the changes in the carrying amount of goodwill during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013 (in thousands):

	November 30, 2013	May 31, 2013

Balance at beginning of period	$1,003,463	966,338
Additions:
Acquisition of LIFECODES	-	36,889
Foreign currency translation adjustment	1,382	236
Balance at end of period	$1,004,845	1,003,463

7.      OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		As of
		November 30, 2013			May 31, 2013
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	20	$467,220	(52,052)	415,168	465,909	(40,392)	425,517
Existing technology / trade names	11	291,250	(58,050)	233,200	291,250	(44,526)	246,724
Corporate trade name	15	40,000	(6,088)	33,912	40,000	(4,754)	35,246
Below market leasehold interests	8	1,200	(377)	823	1,200	(313)	887
Deferred licensing costs	6	199	(29)	170	99	(20)	79
Total amortizable assets		799,869	(116,596)	683,273	798,458	(90,005)	708,453

Intangible assets not subject to amortization:
In-process research and development		6,150	-	6,150	6,150	-	6,150
Total non-amortizable assets		6,150	-	6,150	6,150	-	6,150

Other intangible assets, net		$806,019	(116,596)	689,423	804,608	(90,005)	714,603

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

The weighted average life for below market leasehold interests has changed from 6 to 8 years as of August 31, 2013 as a result of the renewal of certain lease agreements which extended the lease terms of existing leases. The costs associated with the new leases were treated as operating expenses as incurred.

Amortization expense related to these intangible assets for the three months and six months ended November 30, 2013 was $13.2 million and $26.4 million, and for the three and six months ended November 30, 2012 was $12.4 million and $24.8 million, respectively. Expected amortization expense for the remainder of fiscal 2014 and for each of the five succeeding years is as follows (in thousands):

2014	$26,455
2015	52,923
2016	52,888
2017	52,731
2018	52,682
2019	48,760

8.      DEFERRED FINANCING COSTS

Changes in deferred financing costs during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013 are as follows (in thousands):

	November 30, 2013	May 31, 2013

Balance at beginning of period	$39,449	38,769
Debt issuance costs	-	11,412
Loss on extinguishment of debt	-	(5,625)
Amortization	(3,136)	(5,107)
Balance at end of period	$36,313	39,449

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 9.

9.      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	November 30, 2013	May 31, 2013

Term Loan Facility, net of $10,415 and $11,384 debt discounts, respectively	$647,614	650,293
Notes, net of $4,123 and $4,370 debt discounts, respectively	395,877	395,630
Capital lease agreements	37	67
	1,043,528	1,045,990
Less current portion, net of discounts	(4,653)	(6,712)
Long-term debt, net of current portion	$1,038,875	1,039,278

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

During the first quarter of fiscal 2013, the Company modified the Senior Credit Facilities via a loan amendment. This amendment provided for a new class of term loan debt, lowered the interest rates on the Term Loan Facility by 1.5% and the Revolving Facility by 1.25%, and extended the maturity date of the Revolving Facility to August 2017. As a result of this amendment and debt modification, the Company recognized a $6.7 million loss on debt extinguishment.

During the third quarter of fiscal 2013, the Company refinanced its Senior Credit Facilities which lowered interest rates on the Term Loan Facility by 0.75% and provided for additional borrowings under the Term Loan Facility of $6.0 million. The refinancing completed in February 2013 also lowered the interest rate on the Revolving Facility and modified the financial covenant per the Senior Credit Facilities to only apply to the Revolving Facility.

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

The interest rate on the Term Loan Facility was 5.00% as of November 30, 2013 and May 31, 2013. At November 30, 2013, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the parent company of Immucor (the “Parent”) and certain of Immucor’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, subject in each case to customary exceptions and exclusions.

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

The Company is not aware of any violations of the covenants pursuant to the terms of the indenture governing the Notes or the credit agreement governing the Senior Credit Facilities.

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2014 and each of the fiscal years presented in the table below (in thousands):

2014	$2,993
2015	6,653
2016	6,639
2017	6,632
2018	6,632
Thereafter	1,028,517
$1,058,066

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2013	2012	2013	2012

Notes, including OID amortization	$11,250	11,236	22,497	22,469
Term Loan Facility, including OID amortization	8,806	9,325	17,726	20,900
Amortization of deferred financing costs	1,580	1,166	3,136	2,389
Interest rate swaps	262	257	520	525
Revolving Facility fees and interest	126	265	254	452
Interest accreted on contingent liability	67	-	134	-
Other interest	2	2	4	4
Interest expense	$22,093	22,251	44,271	46,739

10.    DERIVATIVE FINANCIAL INSTRUMENTS

As of November 30, 2013, the Company has interest rate swap agreements to hedge $240.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.67%.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of November 30, 2013, approximately $1.0 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	November 30, 2013	May 31, 2013

Interest rate swaps (included in other liabilities)	$(1,728)	(1,906)

The losses from accumulated other comprehensive (loss) income (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
Location of loss reclassified from AOCI into income	2013	2012	2013	2012

Losses on cash flow hedges:
Interest expense (effective portion)	$(246)	(252)	(503)	(518)
Interest expense (ineffective portion)	$(10)	(4)	(7)	(7)

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

	As of November 30, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,728)	-	(1,728)

	As of May 31, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,906)	-	(1,906)
Contingent consideration liability	-	-	(4,504)	(4,504)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $36.2 million and $29.4 million of cash and cash equivalents at November 30, 2013, and May 31, 2013, respectively, approximately 43% and 38% was located in the U.S., respectively.

The Company uses derivative financial instruments in the form of floating-to-fixed interest rate swap agreements in order to mitigate the risks associated with interest rate fluctuations on the Company’s floating rate indebtedness. The estimated fair value of the Company’s derivative instruments is based on quoted market prices for similar instruments (a level 2 input) and are reflected at fair value in the consolidated balance sheets. The level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets. The Company’s current and long-term derivative financial instrument liabilities are included in accrued interest and interest rate swap liability and other long-term liabilities in the Company’s consolidated balance sheets.

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $447.8 million and $662.1 million at November 30, 2013, respectively, based on recent trades of these or similar instruments (a level 2 input). The fair value of the Notes and the Term Loan Facility was estimated to be $452.3 million and $669.1 million at May 31, 2013, respectively, based on the fair value of these instruments at that time. The Company’s debt instruments are included in current and long-term debt on the Company’s consolidated balance sheets, at the amount of unpaid principal, net of original issue discounts.

Management believes that these liabilities can be liquidated without restriction.

The Company had a contingent consideration liability for an earn-out provision resulting from the LIFECODES acquisition completed in the fourth quarter of fiscal 2013. The fair value of this contingent consideration liability was estimated to be $4.4 million as of the acquisition date, and was determined by applying a form of the income approach (a level 3 input), based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance target. Assumptions included in the calculation were the cumulative probability of success, discount rate and time of payment. The present value of the expected payment considers the time at which the obligation was expected to be settled and a discount rate that reflects the risk associated with the performance payment. Based upon information available during the first and second quarters of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than previously estimated and therefore the fair value of this contingent consideration liability decreased by $1.3 million and $3.3 million in the first and second quarters of fiscal 2014, respectively. These adjustments to the estimated fair value amounts are reflected as a gain in the acquisition-related line item of the Company’s consolidated statements of operations. The contingent consideration liability was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of May 31, 2013. The change in the contingent consideration liability is summarized in the table as follows:

	Six Months Ended	Twelve Months Ended
	November 30, 2013	May 31, 2013
Balance at the beginning of the period	$(4,504)	-
Additions due to acquisitions	-	(4,400)
Change in fair value	4,638	-
Accretion of fair value	(134)	(104)
Balance at the end of the period	$-	(4,504)

12.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Six Months Ended November 30, 2013
Foreign exchange translation adjustment	$4,547	-	4,547
Changes in fair value of cash flow hedges	204	59	145
	$4,751	59	4,692

Six Months Ended November 30, 2012
Foreign exchange translation adjustment	$6,042	-	6,042
Changes in fair value of cash flow hedges	(470)	(116)	(354)
	$5,572	(116)	5,688

The components of accumulated other comprehensive loss as of November 30, 2013 and May 31, 2013 are as follows (in thousands):

	As of
	November 30, 2013	May 31, 2013

Cumulative foreign currency translation adjustment	$(12,195)	(16,742)
Change in fair value of cash flow hedges, net of tax	(1,035)	(1,180)
Accumulated other comprehensive loss	$(13,230)	(17,922)

13.   SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $0.2 million and $0.3 million during the second quarter and six months ended November 30, 2013 and $0.5 million and $0.9 million during the second quarter and six months ended November 30, 2012, respectively. As of November 30, 2013, a total of 88,973 shares were available for future grants.

Stock-based compensation is recognized on a straight-line basis over the requisite service period for restricted stock and stock option awards. The Company recognized expense of $0.4 million and $0.8 million in the three months and six months ended November 30, 2013 and $0.3 million and $0.9 million in the three months and six months ended November 30, 2012, respectively, before income tax benefits, for all of the Company’s stock plans. As of November 30, 2013, there was $4.3 million of total unrecognized compensation cost related the Company’s stock plans which will be recognized over approximately 2.9 years.

As of November 30, 2013 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event (the performance condition) is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $3.0 million as of November 30, 2013.

14.    INCOME TAXES

The effective tax rate for the six months ended November 30, 2013 and November 30, 2012 was 40.8% and 32.8%, respectively.  The difference between the United States federal statutory rate and the effective tax rate for the six months ended November 30, 2013 was primarily due to the following: (1) the fact that the gain on the acquisition related item is not taxable, (2), a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from than the U.S. statutory tax rate, and (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.  The difference between the federal statutory rate and the effective tax rate for the six months ended November 30, 2012 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and discrete tax items recognized during the six month period due to enacted tax laws.

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Six Months Ended
	November 30	November 30	November 30	November 30
	2013	2012	2013	2012
Net sales by product group:
Transfusion	$85,559	80,362	$168,549	163,931
Transplant & Molecular	14,644	1,694	27,698	3,279
Total	$100,203	82,056	$196,247	167,210

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	November 30
	2013	2012
Net sales to customers by geography are as follows:
United States	$61,416	52,968
Europe (A)	19,373	15,170
Canada	5,061	4,497
Other	14,353	9,421
Total	$100,203	82,056

	Six Months Ended
	November 30
	2013	2012
Net sales to customers by geography are as follows:
United States	$122,546	110,253
Europe (A)	37,289	30,039
Canada	9,614	9,574
Other	26,798	17,344
Total	$196,247	167,210

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	November 30, 2013	May 31, 2013
Long-lived tangible assets by geography:
United States	$55,482	57,184
Europe (B)	14,445	13,399
Canada	4,524	4,511
Other (C)	1,783	1,287
Total	$76,234	76,381

	As of
	November 30, 2013	May 31, 2013
Concentration of net assets by geography:
United States	$481,862	485,968
Europe	115,907	114,740
Canada	32,730	32,910
Other (C)	11,170	11,088
Total	$641,669	644,706

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) – Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) – Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months and six months ended November 30, 2013, or November 30, 2012.

16.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,387	172	20,664	-	36,223
Accounts receivable, net	30,517	5,022	35,235	-	70,774
Intercompany receivable	56,196	12,537	3,743	(72,476)	-
Inventories	21,322	15,142	13,210	(1,947)	47,727
Deferred income tax assets, current portion	3,096	1,943	616	752	6,407
Prepaid expenses and other current assets	6,353	477	4,881	-	11,711

Total current assets	132,871	35,293	78,349	(73,671)	172,842

PROPERTY AND EQUIPMENT, net	38,888	16,594	20,752	-	76,234
INVESTMENT IN SUBSIDIARIES	245,215	5,250	4	(250,469)	-
GOODWILL	903,512	42,053	59,280	-	1,004,845
OTHER INTANGIBLE ASSETS, net	610,211	38,288	40,924	-	689,423
DEFERRED FINANCING COSTS, net	36,313	-	-	-	36,313
OTHER ASSETS	6,532	196	361	-	7,089
Total assets	$1,973,542	137,674	199,670	(324,140)	1,986,746

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,906	4,598	3,732	-	17,236
Intercompany payable	626	63,185	8,665	(72,476)	-
Accrued interest and interest rate swap liability	19,725	-	-	-	19,725
Accrued expenses and other current liabilities	6,603	4,737	8,563	-	19,903
Income taxes payable	31,165	(30,657)	4,334	-	4,842
Deferred revenue, current portion	1,452	-	1,187	-	2,639
Current portion of long-term debt, net of debt discounts	4,632	21	-	-	4,653
Total current liabilities	73,109	41,884	26,481	(72,476)	68,998

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	1,038,859	16	-	-	1,038,875
DEFERRED REVENUE	31	-	92		123
DEFERRED INCOME TAX LIABILITIES	208,264	3,796	11,935		223,995
OTHER LONG-TERM LIABILITIES	11,610	122	1,354		13,086
Total liabilities	1,331,873	45,818	39,862	(72,476)	1,345,077
SHAREHOLDERS' EQUITY:
Total shareholders' equity	641,669	91,856	159,808	(251,664)	641,669
Total liabilities and shareholders' equity	$1,973,542	137,674	199,670	(324,140)	1,986,746

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2013
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,971	4,107	18,310	-	29,388
Accounts receivable, net	26,517	5,552	36,017	-	68,086
Intercompany receivable	54,443	7,961	4,313	(66,717)	-
Inventories	18,551	15,897	12,978	(1,485)	45,941
Deferred income tax assets, current portion	3,098	1,097	533	562	5,290
Prepaid expenses and other current assets	6,360	483	4,734	-	11,577
Total current assets	115,940	35,097	76,885	(67,640)	160,282

PROPERTY AND EQUIPMENT, net	40,124	17,060	19,197	-	76,381
INVESTMENT IN SUBSIDIARIES	248,150	5,743	4	(253,897)	-
GOODWILL	903,802	41,763	57,898	-	1,003,463
OTHER INTANGIBLE ASSETS, net	634,194	39,523	40,886		714,603
DEFERRED FINANCING COSTS	39,449	-	-	-	39,449
OTHER ASSETS	6,203	184	405	-	6,792
Total assets	$1,987,862	139,370	195,275	(321,537)	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	7,587	3,315	2,736	-	13,638
Intercompany payable	424	59,347	7,440	(67,211)	-
Accrued expenses and other current liabilities	31,737	5,290	9,711	-	46,738
Income taxes payable	30,879	(30,457)	3,451		3,873
Deferred revenue, current portion	1,086	6	1,160	-	2,252
Current portion of long-term debt, net of debt discounts	6,673	39	-	-	6,712
Total current liabilities	78,386	37,540	24,498	(67,211)	73,213

LONG-TERM DEBT, net of debt discounts	1,039,250	28	-	-	1,039,278
DEFERRED REVENUE	62	-	99	-	161
DEFERRED INCOME TAX LIABILITIES	214,222	4,861	11,957		231,040
OTHER LONG-TERM LIABILITIES	11,236	114	1,222	-	12,572
Total liabilities	1,343,156	42,543	37,776	(67,211)	1,356,264
SHAREHOLDERS' EQUITY:
Total shareholders' equity	644,706	96,827	157,499	(254,326)	644,706
Total liabilities and shareholders' equity	$1,987,862	139,370	195,275	(321,537)	2,000,970

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$65,161	14,090	37,963	(17,011)	100,203
COST OF SALES (exclusive of amortization shown separately below)	20,298	7,150	24,245	(17,011)	34,682
GROSS MARGIN	44,863	6,940	13,718	-	65,521

OPERATING EXPENSES:
Research and development	3,470	3,767	73	-	7,310
Selling and marketing	6,387	2,442	6,341	-	15,170
Distribution	2,679	373	1,785		4,837
General and administrative	3,986	2,165	2,126		8,277
Amortization of intangibles	11,971	666	578		13,215
Acquisition-related items	(3,318)	-	-		(3,318)
Total operating expenses	25,175	9,413	10,903	-	45,491

INCOME (LOSS) FROM OPERATIONS	19,688	(2,473)	2,815	-	20,030

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	7	(4)	3
Interest expense	(22,090)	-	(7)	4	(22,093)
Other, net	(41)	44	17		20
Total non-operating (expense) income	(22,131)	44	17	-	(22,070)

(LOSS) INCOME BEFORE INCOME TAXES	(2,443)	(2,429)	2,832	-	(2,040)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,322)	(839)	908	-	(1,253)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(1,121)	(1,590)	1,924	-	(787)
Net (Loss) Income of consolidated subsidiaries	334	-	-	(334)	-
NET (LOSS) INCOME	$(787)	(1,590)	1,924	(334)	(787)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2012
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$61,454	1,462	30,383	(11,243)	82,056
COST OF SALES (exclusive of amortization shown separately below)	20,036	1,034	17,339	(11,243)	27,166
GROSS MARGIN	41,418	428	13,044	-	54,890

OPERATING EXPENSES:
Research and development	3,075	1,462	-	-	4,537
Selling and marketing	6,744	477	5,720	-	12,941
Distribution	2,935	44	1,742	-	4,721
General and administrative	8,080	400	2,333	-	10,813
Amortization of intangibles	11,771	54	579	-	12,404
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	33,780	2,437	10,374	-	46,591

INCOME (LOSS) FROM OPERATIONS	7,638	(2,009)	2,670	-	8,299

NON-OPERATING INCOME (EXPENSE):
Interest income			28	(21)	7
Interest expense	(22,267)	-	(5)	21	(22,251)
Loss on extinguishment of debt	-	-	-	-	-
Other, net	(157)	-	(85)	-	(242)
Total non-operating net expense	(22,424)	-	(62)	-	(22,486)

(LOSS) INCOME BEFORE INCOME TAXES	(14,786)	(2,009)	2,608	-	(14,187)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,894)	(853)	959	-	(3,788)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,892)	(1,156)	1,649	-	(10,399)
Net Income (Loss) of consolidated subsidiaries	493	-	-	(493)	-
NET (LOSS) INCOME	$(10,399)	(1,156)	1,649	(493)	(10,399)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$129,372	27,754	72,953	(33,832)	196,247
COST OF SALES (exclusive of amortization shown separately below)	42,323	16,294	45,948	(33,832)	70,733
GROSS MARGIN	87,049	11,460	27,005	-	125,514

OPERATING EXPENSES:
Research and development	7,102	8,257	81	-	15,440
Selling and marketing	12,714	4,536	12,212	-	29,462
Distribution	5,402	755	3,399	-	9,556
General and administrative	10,853	3,900	4,500	-	19,253
Amortization of intangibles	23,942	1,334	1,146	-	26,422
Acquisition-related items	(4,638)			-	(4,638)
Total operating expenses	55,375	18,782	21,338	-	95,495

INCOME (LOSS) FROM OPERATIONS	31,674	(7,322)	5,667	-	30,019

NON-OPERATING INCOME (EXPENSE):
Interest income	1	2	35	(26)	12
Interest expense	(44,282)	-	(15)	26	(44,271)
Other, net	(436)	72	169	-	(195)
Total non-operating (expense) income	(44,717)	74	189	-	(44,454)

(LOSS) INCOME BEFORE INCOME TAXES	(13,043)	(7,248)	5,856	-	(14,435)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,268)	(2,454)	1,834	-	(5,888)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,775)	(4,794)	4,022	-	(8,547)
Net (Loss) Income of consolidated subsidiaries	(772)	-	-	772	-
NET (LOSS) INCOME	$(8,547)	(4,794)	4,022	772	(8,547)

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2012
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$125,958	2,903	59,989	(21,640)	167,210
COST OF SALES (exclusive of amortization shown separately below)	40,063	1,951	33,893	(21,640)	54,267
GROSS MARGIN	85,895	952	26,096	-	112,943

OPERATING EXPENSES:
Research and development	6,283	3,105	34	-	9,422
Selling and marketing	13,702	938	10,522	-	25,162
Distribution	5,810	87	3,332	-	9,229
General and administrative	15,629	874	4,426	-	20,929
Amortization of intangibles	23,542	108	1,135	-	24,785
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	66,141	5,112	19,449	-	90,702

INCOME (LOSS) FROM OPERATIONS	19,754	(4,160)	6,647	-	22,241

NON-OPERATING INCOME (EXPENSE):
Interest income			39	(29)	10
Interest expense	(46,755)	-	(13)	29	(46,739)
Loss on extinguishment of debt	(6,686)	-	-		(6,686)
Other, net	(180)	-	58		(122)
Total non-operating (expense) income	(53,621)	-	84	-	(53,537)

(LOSS) INCOME BEFORE INCOME TAXES	(33,867)	(4,160)	6,731	-	(31,296)
(BENEFIT) PROVISION FOR INCOME TAXES	(10,979)	(1,565)	2,282		(10,262)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(22,888)	(2,595)	4,449	-	(21,034)
Net Income (Loss) of consolidated subsidiaries	1,854	-	-	(1,854)	-
NET (LOSS) INCOME	$(21,034)	(2,595)	4,449	(1,854)	(21,034)

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$8,013	(2,735)	8,564	(797)	13,045
Net cash provided by (used in) investing activities	4,084	(1,169)	(6,110)	-	(3,195)
Net cash ( used in) provided by financing activities	(3,647)	(31)	(785)	785	(3,678)
Effect of exchange rate changes on cash and cash equivalents	(34)	-	685	12	663
Change in cash and cash equivalents	8,416	(3,935)	2,354	-	6,835
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$15,387	172	20,664	-	36,223

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2012
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(142)	1,748	6,852	92	8,550
Net cash used in investing activities	(2,422)	(1,604)	(2)	-	(4,028)
Net cash used in financing activities	(4,383)	-	-	-	(4,383)
Effect of exchange rate changes on cash and cash equivalents	-	-	481	(185)	296
Change in cash and cash equivalents	(6,947)	144	7,331	(93)	435
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$1,146	-	17,960	(93)	19,013

17.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments and Contractual Obligations

As of November 30, 2013, the Company’s material cash commitments and contractual obligations have not changed significantly from those disclosed in the Company’s Annual Report for the year ended May 31, 2013 except for the Company’s operating lease obligations which increased by approximately $12 million due to the renewal of certain building leases in the first quarter of 2014, an increase in purchase commitments by approximately $21 million, and a decrease in the estimated fair value of the contingent consideration liability of $4.5 million related to the earn-out provision of the LIFECODES acquisition. Refer to Note 2 for additional information on the change in acquisition costs for the estimated earn-out provision. The increase in purchase commitments was primarily due to the renewal of a $20 million purchase agreement with one of the Company’s primary instrument equipment suppliers, and $1 million agreement to upgrade the Company’s current ERP system both of which were executed in the second quarter of fiscal 2014.

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

Our automated instrument-reagent systems operate on a “razor/razor blade” model, with our instruments serving as the “razors” and our reagents serving as the “razor blades.” For transfusion diagnostics, our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. For transplant diagnostics, our reagents run on Luminex instruments, which are open systems. The “razor/razor blade” business model generates a recurring revenue stream for us.

Business Highlights of Fiscal 2014

The following is a summary of significant factors affecting our business in the second quarter and first six months of fiscal 2014:

●

Performance – We completed the acquisition of LIFECODES on March 22, 2013 and have included the results of operations, financial position and cash flows of this business in our consolidated financial statements since that date. Therefore, LIFECODES’ results were included in the three months and six months ended November 30, 2013, but were not included in the three months and six months ended November 30, 2012.

LIFECODES contributed $13.0 million and $24.3 million in net sales and reported operating income (loss) before income tax of zero and $(1.0) million for the three and six months ended November 30, 2013, respectively. These operating results include non-cash charges of approximately $0.6 million and $1.2 million for amortization expense of intangible assets and $0.5 million and $2.7 million of amortization expense of a fair value adjustment to inventory that were recorded as of the acquisition date for the three and six months ended November 30, 2013, respectively.

The LIFECODES purchase agreement included a potential earn-out totaling $10.0 million in cash if the LIFECODES business achieves certain financial targets in calendar 2013. During the second quarter of fiscal 2014, management estimated, for accounting purposes, that the likelihood of achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $3.3 million to zero. For the first six months of fiscal 2014, the fair value of this contingent consideration liability was decreased by $4.6 million to reflect the changes in the probability-weighted expected payment of the earn-out amount. These decreases in the contingent consideration liability are reflected as a gain in the acquisition-related items in the consolidated statements of operations for the second quarter and first six months of fiscal 2014.

Recent Developments

During December 2013, the FDA conducted an inspection of our facilities.  The FDA found no significant deviations.  The FDA has not notified us whether, as a result of the December inspection, it intends to lift the previously disclosed notice of intent to revoke (NOIR) administrative action.  We have no further update on our compliance status at this time.

Results of Operations

The following tables set forth items from the consolidated statements of operations as reported and as a percentage of net sales for each period (in thousands of dollars, except percentages).

	Three Months Ended
	November 30		Change
	2013	2012	Amount	%

Net sales	$100,203	82,056	$18,147	22.1
Cost of sales (*)	34,682	27,166	7,516	27.7
Gross margin	65,521	54,890	10,631	19.4

Operating expenses:
Research and development	7,310	4,537	2,773	61.1
Selling and marketing	15,170	12,941	2,229	17.2
Distribution	4,837	4,721	116	2.5
General and administrative	8,277	10,813	(2,536)	(23.5)
Amortization expense	13,215	12,404	811	6.5
Acquisition-related items	(3,318)	-	(3,318)	**
Loss on disposition and retirement of fixed assets	-	1,175	(1,175)	**
Total operating expenses	45,491	46,591	(1,100)	(2.4)

Income from operations	20,030	8,299	11,731	141.4

Non-operating income (expense):
Interest income	3	7	(4)	(57.1)
Interest expense	(22,093)	(22,251)	158	(0.7)
Other, net	20	(242)	262	(108.3)
Total non-operating net expense	(22,070)	(22,486)	416	(1.9)

Loss before income taxes	(2,040)	(14,187)	12,147	(85.6)
Benefit for income taxes	(1,253)	(3,788)	2,535	(66.9)
Net loss	$(787)	(10,399)	$9,612	(92.4)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

	Six Months Ended
	November 30		Change
	2013	2012	Amount	%

Net sales	$196,247	167,210	$29,037	17.4
Cost of sales (*)	70,733	54,267	16,466	30.3
Gross margin	125,514	112,943	12,571	11.1

Operating expenses:
Research and development	15,440	9,422	6,018	63.9
Selling and marketing	29,462	25,162	4,300	17.1
Distribution	9,556	9,229	327	3.5
General and administrative	19,253	20,929	(1,676)	(8.0)
Amortization expense	26,422	24,785	1,637	6.6
Acquisition-related items	(4,638)	-	(4,638)	**
Loss on disposition and retirement of fixed assets	-	1,175	(1,175)	**
Total operating expenses	95,495	90,702	4,793	5.3

Income from operations	30,019	22,241	7,778	35.0

Non-operating income (expense):
Interest income	12	10	2	20.0
Interest expense	(44,271)	(46,739)	2,468	(5.3)
Loss on extinguishment of debt	-	(6,686)	6,686	**
Other, net	(195)	(122)	(73)	59.8
Total non-operating net expense	(44,454)	(53,537)	9,083	(17.0)

Loss before income taxes	(14,435)	(31,296)	16,861	(53.9)
Benefit for income taxes	(5,888)	(10,262)	4,374	(42.6)
Net loss	$(8,547)	(21,034)	$12,487	(59.4)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three months ended November 30, 2013 and November 30, 2012:

Net sales were $100.2 million for the three months ended November 30, 2013 as compared with $82.1 million for the three months ended November 30, 2012, an increase of $18.1 million, or 22.1%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	November 30		Change
	2013	2012	Amount	%
Net sales by product group:
Transfusion	$85,559	80,362	$5,197	6.5
Transplant & Molecular	14,644	1,694	12,950	764.5
Total	$100,203	82,056	$18,147	22.1

Transfusion: Net sales of our transfusion products for the three months ended November 30, 2013 were $85.6 million as compared with $80.4 million for the three months ended November 30, 2012, an increase of $5.2 million, or 6.5%. This increase in net sales was mainly due to an increase in the volume of transfusion products shipped as a result of a higher demand for our transfusion products, a higher number of ship cycles and increased revenue generated from a higher number of instrument placements in the second quarter of fiscal 2014 as compared with the same period in fiscal 2013. These increases were partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations in the second quarter of fiscal 2014. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, revenue in the second quarter of fiscal 2014 increased by 3.4 % when compared with the second quarter of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for the three months ended November 30, 2013 were $14.6 million as compared with $1.7 million for the three months ended November 30, 2012, an increase of $12.9 million. This increase was primarily due to the additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013.

Gross margin increased by $10.6 million for the three months ended November 30, 2013 as compared with the three months ended November 30, 2012, or 19.4%, mainly due to the higher net sales generated in the second quarter of fiscal 2014. Gross margin as a percentage of consolidated net sales was approximately 1.5% lower for the three months ended November 30, 2013 as compared with the three months ended November 30, 2012. The lower gross margin percentage was primarily due to a less favorable product mix in the second quarter of fiscal 2014, the amortization of the fair value of inventory of $0.5 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2013, and $0.3 million of expense related to the medical device excise tax that became effective in January 2013.  These decreases in gross margin percentage were partially offset by lower depreciation expense of approximately $1.6 million in the three months ended November 30, 2013 related to a change in the estimated useful life of our instrument equipment assets as discussed in the section entitled “Change in Estimates” below.

Research and development expenses were $7.3 million for the three months ended November 30, 2013 as compared with $4.5 million for the three months ended November 30, 2012. The increase of $2.8 million, or 61.1%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects. One of the most significant projects underway is our new molecular blood typing assay. We are seeking approval from the FDA to manufacture, sell, and distribute this system as an in vitro device. We anticipate introducing this new product to the market upon approval.

Selling and marketing expenses were $15.2 million for the three months ended November 30, 2013 as compared with $13.0 million for the three months ended November 30, 2012. The increase of $2.2 million, or 17.2%, was primarily due to additional costs related to LIFECODES.

Distribution expenses were $4.8 million for the three months ended November 30, 2013 as compared with $4.7 million for the three months ended November 30, 2012. The increase of $0.1 million, or 2.5%, was primarily due to additional costs related to LIFECODES partially offset by cost reduction efforts made by management in the second quarter of fiscal 2014.

General and administrative expenses were $8.3 million for the three months ended November 30, 2013 as compared with $10.8 million for the three months ended November 30, 2012, a decrease of $2.5 million, or 23.5%. The decrease was primarily due to cost reduction efforts made by management in the second quarter of fiscal 2014 and a reduction in bad debt expense resulting from a change in estimate of the allowance for doubtful accounts as discussed in the section entitled “Change in Estimates” below. These decreases in costs were partially offset by additional costs related to LIFECODES.

Amortization expense was $13.2 million for the three months ended November 30, 2013 as compared with $12.4 million for the three months ended November 30, 2012, an increase of $0.8 million, or 6.5%. The increase was primarily due to additional amortization related to LIFECODES intangible assets and the completion of certain development projects.

Acquisition-related items is a gain of $3.3 million for the three months ended November 30, 2013 resulting from a decrease in the contingent consideration liability related to the acquisition of LIFECODES. Based upon information available in the second quarter of fiscal 2014, management determined that the likelihood of the LIFECODES business achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $3.3 million in the second quarter of fiscal 2014 to zero. See Note 2 to the financial statements for additional information related to the LIFECODES acquisition.

Non-operating net expense was $22.1 million for the three months ended November 30, 2013 as compared with $22.5 million for the three months ended November 30, 2012, a decrease of $0.4 million, or 1.9%. The most significant component of non-operating net expense is interest expense from our long-term debt. The quarter-over-quarter decrease in non-operating net expense was mainly due to lower interest expense of $0.2 million on our outstanding debt. The decrease in interest expense is mainly due to a lower interest rate, partially offset by a higher long-term debt balance in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013. The higher debt balance in the second quarter of fiscal 2014 was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

The effective tax rate for the three months ended November 30, 2013 and November 30, 2012 was 61.4% and 26.7%, respectively.  The effective tax rate for the fiscal 2014 period was higher than the effective tax rate for the corresponding period in fiscal 2013 primarily due to fact that the gain on the acquisition related item in fiscal 2014 is not taxable, changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings and the change in discrete tax items recognized during the period based on enacted tax laws.

Six months ended November 30, 2013 and November 30, 2012:

Net sales were $196.2 million for the six months ended November 30, 2013 as compared with $167.2 million for the six months ended November 30, 2012, an increase of $29.0 million, or 17.4%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Six Months Ended
	November 30		Change
	2013	2012	Amount	%
Net sales by product group:
Transfusion	$168,549	163,931	$4,618	2.8
Transplant & Molecular	27,698	3,279	24,419	744.7
Total	$196,247	167,210	$29,037	17.4

Transfusion: Net sales of our transfusion products for the six months ended November 30, 2013 were $168.5 million as compared with $163.9 million for the six months ended November 30, 2012, an increase of $4.6 million, or 2.8%. This increase in net sales was mainly due to an increase in the volume of transfusion products shipped as a result of a higher demand for our transfusion products, a higher number of ship cycles and increased revenue generated from a higher number of instrument placements in the first six months of fiscal 2014 as compared with the same period in fiscal 2013. These increases were partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations in the first six months of fiscal 2014. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, revenue in the first six months of fiscal 2014 increased by 2.4% when compared with the first six months of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for the six months ended November 30, 2013 were $27.7 million as compared with $3.3 million for the six months ended November 30, 2012, an increase of $24.4 million. This increase was primarily due to the additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013.

Gross margin increased by $12.6 million for the six months ended November 30, 2013 as compared with the six months ended November 30, 2012, or 11.1%, mainly due to the higher net sales generated in the first six months of fiscal 2014. Gross margin as a percentage of consolidated net sales was approximately 3.6% lower for the six months ended November 30, 2013 as compared with the six months ended November 30, 2012. The lower gross margin percentage was primarily due to a less favorable product mix, the amortization of the fair value of inventory of $2.7 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2013, and $0.6 million of expense related to the medical device excise tax that became effective in January 2013. These decreases in gross margin percentage were partially offset by lower depreciation expense of approximately $3.1 million in the six months ended November 30, 2013 related to a change in the estimated useful life of our instrument equipment assets as discussed in the section entitled “Change in Estimates” below.

Research and development expenses were $15.4 million for the six months ended November 30, 2013 as compared with $9.4 million for the six months ended November 30, 2012. The increase of $6.0 million, or 63.9%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects.

Selling and marketing expenses were $29.5 million for the six months ended November 30, 2013 as compared with $25.2 million for the six months ended November 30, 2012. The increase of $4.3 million, or 17.1%, was primarily due to additional costs related to LIFECODES.

Distribution expenses were $9.5 million for the six months ended November 30, 2013 as compared with $9.2 million for the six months ended November 30, 2012. The increase of $0.3 million, or 3.5%, was primarily due to additional costs related to LIFECODES partially offset by a reduction in costs due to cost reduction efforts made by management in the first six months of fiscal 2014.

General and administrative expenses were $19.2 million for the six months ended November 30, 2013 as compared with $20.9 million for the six months ended November 30, 2012, a decrease of $1.7 million, or 8.0%. The decrease was primarily due to cost reduction efforts made by management in the first six months of fiscal 2014 and a reduction in bad debt expense resulting from a change in estimate of the allowance for doubtful accounts as discussed in the section entitled “Change in Estimates” below. These decreases in costs were partially offset by additional costs related to LIFECODES.

Amortization expense was $26.4 million for the six months ended November 30, 2013 as compared with $24.8 million for the six months ended November 30, 2012, an increase of $1.6 million, or 6.6%. The increase was primarily due to additional costs related to LIFECODES and the completion of certain development projects.

Acquisition-related items is a gain of $4.6 million for the six months ended November 30, 2013 resulting from a decrease in the contingent consideration liability related to the acquisition of LIFECODES. Based upon information available in the second quarter of fiscal 2014, management determined that the likelihood of the LIFECODES business achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $4.6 million in the first six months of fiscal 2014.

Non-operating net expense was $44.4 million for the six months ended November 30, 2013 as compared with $53.5 million for the six months ended November 30, 2012, a decrease of $9.1 million, or 17.0%. The most significant component of non-operating net expense is interest expense from our long-term debt. The decrease in non-operating net expense for the six months ended November 30, 2013 as compared with the same period of fiscal 2013 was mainly due to lower interest expense of $2.5 million on our outstanding debt, and a $6.7 million loss on the extinguishment of debt incurred from the refinancing of our Senior Credit Facilities during the first six months of fiscal 2013 that did not reoccur in fiscal 2014. The decrease in interest expense is mainly due to a lower interest rate, partially offset by a higher long-term debt balance in the first six months of fiscal 2014 as compared with the first six months of fiscal 2013. The higher debt balance was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

The effective tax rate for the six months ended November 30, 2013 and November 30, 2012 was 40.8% and 32.8%, respectively.  The effective tax rate for the fiscal 2014 period was higher than the effective tax rate for the corresponding period in fiscal 2013 primarily due to the fact that the gain on the acquisition related item is not taxable, changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings and changes in discrete tax items recognized during the period based on enacted tax laws.

Change in Estimates

Change in the Provision for Allowance for Doubtful Accounts

In the second quarter of fiscal 2014, we reviewed the valuation method used to determine the estimate of our allowance for doubtful accounts and determined that a change in estimate was needed to better reflect our actual bad debt experience. As a result, we revised our valuation method, effective November 30, 2013, and reduced the estimate of our allowance for doubtful accounts on uncollected receivables in the second quarter of fiscal 2014. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million, in the three months and six months ended November 30, 2013.

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. In the first quarter of fiscal 2014, this review indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we changed our estimates of the useful lives of our instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $3.1 million, and a decrease in net loss of approximately $0.9 million and $1.8 million, for the three months and six months ended November 30, 2013, respectively. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease in net loss by approximately $3.6 million.

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

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months and six months ended November 30, 2013 and November 30, 2012 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2013	2012	2013	2012

Net loss	$(787)	(10,399)	(8,547)	(21,034)
Interest expense (income), net	22,090	22,244	44,259	46,729
Income tax benefit	(1,253)	(3,788)	(5,888)	(10,262)
Depreciation and amortization	17,536	17,611	35,115	34,893

EBITDA	37,586	25,668	64,939	50,326

Adjustments to EBITDA:
Stock-based compensation (i)	371	342	818	856
Acquisition expenses, net (ii)	(3,033)	1,222	(3,943)	1,556
Sponsor fee (iii)	928	1,111	1,933	2,243
Non-cash impact of purchase accounting (iv)	597	87	2,939	174
Loss on extinguishment of debt	-	-	-	6,686
Certain non-recurring expenses and other (v)	2,074	5,473	5,948	7,941
Adjusted EBITDA	$38,523	33,903	72,634	69,782

i.	Represents non-cash stock-based compensation.
ii.

Represents non-recurring items related to acquisition activities including legal, accounting and other costs. The items included in fiscal 2014 also include the non-cash gains resulting from decreases in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as inventory valuation adjustments, primarily incurred as a result of the LIFECODES acquisition.
v.

Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs, and the change in the accounting estimate of the allowance for doubtful accounts.

In fiscal 2014, we revised the presentation of EBITDA and Adjusted EBITDA to include all of the depreciation and amortization expense on a single line and to exclude the adjustment for deferred revenue related to the acquisition of Immucor that was previously included in item v. of the calculation for all periods presented. The deferred revenue adjustment increased Adjusted EBITDA to reflect certain revenue items that were written-off in fiscal 2012 as a result of the acquisition of Immucor to increase the comparability of Adjusted EBITDA reported in fiscal 2012 with that reported in fiscal 2011. Management has determined that this adjustment is not as relevant for comparability purposes on a go-forward basis, and has therefore excluded it from the Adjusted EBITDA presentation. The following table is a reconciliation of Adjusted EBITDA that was previously reported and that presented in the table above for the three months and six months ended November 30, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	November 30, 2012	November 30, 2012

Adjusted EBITDA as previously presented	$34,627	71,325
Less: Deferred revenue adjustment	724	1,543
Adjusted EBITDA as presented in the table above	$33,903	69,782

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of November 30, 2013, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first six months of fiscal 2014, our cash and cash equivalents increased by $6.8 million to $36.2 million as of November 30, 2013. The increase was primary due to positive cash flow contributed by our operating activities partially offset by net cash used for investing activities, mainly to purchase additional property and equipment, and to repay $3.7 million of long-term debt in the first six months of fiscal 2014. There were no borrowings from the Revolving Facility during the first six months of fiscal 2014. The cash balance at November 30, 2013 includes cash of $20.7 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first six months of fiscal 2013, our cash and cash equivalents increased by $0.4 million to $19.0 million as of November 30, 2012. The increase was mainly due to the positive cash flow generated from our operating activities of $8.6 million, partially offset by cash used for capital expenditures of $4.0 million and for financing activities of $4.4 million, including $1.0 million of net borrowings from our Revolving Facility.

Operating activities

Operating activities provided cash of $13.0 million in the first six months of fiscal 2014 as compared with $8.6 of cash provided by operating activities in the first six months of fiscal 2013. The increase was mainly due to improved operating results of $12.5 million partially offset by a decrease in non-cash adjustments of $4.0 million and higher working capital requirements of $4.0 million. The higher working capital requirements in the first six months of fiscal 2014 were primarily due to stronger sales as reflected in increased trade accounts receivable and increased inventory levels in support of increased demand partially offset by lower interest payments in that period as compared with the first six months of fiscal 2013; we made interest payments of $40.1 million in the first six months of fiscal 2014 and $44.6 million in the first six months of fiscal 2013. Interest payments were lower in the first six months of fiscal 2014 as compared with the first six months of fiscal 2013 due to the refinancings of our long-term debt during fiscal 2013 which reduced the interest rate of our Senor Credit Facilities. The lower interest payments due to a more favorable interest rate on our long-term debt was partially offset by higher average borrowings in the first six months of fiscal 2014, mainly as a result of the acquisition of LIFECODES.

Investing activities

During the first six months of fiscal 2014, we received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. For other investing activities, we used cash of $4.3 million to purchase property and equipment in the six months ended November 30, 2013 as compared to fixed asset purchases of $4.0 million in the six months ended November 30, 2012.

Financing activities

In the first six months of fiscal 2014, we used cash from financing activities of $3.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during the six months ended November 30, 2013.

In the first six months of fiscal 2013, we used cash from financing activities of $4.4 million. We received $1.0 million in net proceeds from borrowings on our Revolving Facility which were offset by net payments of $5.4 million made on our long-term debt and debt issuance costs that resulted from the refinancing of our Senior Credit Facilities in the first six months of fiscal 2013. This refinancing lowered the interest rate on our Term Loan Facility by 1.50%, including lowering the LIBOR floor on the term debt from 1.5% to 1.25%. This refinancing also lowered the interest rate on the revolving debt and extended the maturity date of the Revolving Facility to August 2017.

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

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan, subject to certain excess cash flow requirements due annually, with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.3 million and $33.2 million for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of November 30, 2013, we had principal of $1,058.1 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility were $100.0 million as of November 30, 2013.

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

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Commitments and Contractual Obligations

As of November 30, 2013, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2013 except for our operating lease obligations which increased by approximately $12 million due to the renewal of certain building leases in the first quarter of 2014, an increase in purchase commitments by approximately $21 million, and a decrease in the estimated fair value of the contingent consideration liability of $4.5 million related to the earn-out provision of the LIFECODES acquisition. Refer to Note 2 for additional information on the change in acquisition costs for the estimated earn-out provision. The increase in purchase commitments was primarily due to the renewal of a $20 million purchase agreement with one of our primary instrument equipment suppliers, and $1 million agreement to upgrade our current ERP system both of which were executed in the second quarter of fiscal 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of November 30, 2013.

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

Risk Factors and Forward-Looking Statements

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2013, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2013.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCOR, INC.

(Registrant)

Date:	January 13, 2014	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	January 13, 2014	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)