Form 10-Q
period 2014-02-28
IMMUCOR INC
filed 2014-04-14
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2014

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

As of April 14, 2014, there were 100 shares of common stock outstanding.

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

SIGNATURES

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,028	29,388
Trade accounts receivable, net of allowance for doubtful accounts of $909 and $815 at February 28, 2014 and May 31, 2013, respectively	66,686	68,086
Inventories	51,108	45,941
Deferred income tax assets, current portion	6,880	5,290
Prepaid expenses and other current assets	11,651	11,577
Total current assets	162,353	160,282

PROPERTY AND EQUIPMENT, net	75,962	76,381
GOODWILL	1,005,778	1,003,463
OTHER INTANGIBLE ASSETS, net	679,673	714,603
DEFERRED FINANCING COSTS, net	34,736	39,449
OTHER ASSETS	6,920	6,792
Total assets	$1,965,422	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,209	13,638
Accrued interest and interest rate swap liability	8,359	20,084
Accrued expenses and other current liabilities	22,573	26,654
Income taxes payable	5,880	3,873
Deferred revenue, current portion	2,641	2,252
Current portion of long-term debt, net of debt discounts	4,624	6,712
Total current liabilities	61,286	73,213

LONG-TERM DEBT, net of debt discounts	1,038,185	1,039,278
DEFERRED REVENUE	120	161
DEFERRED INCOME TAX LIABILITIES	218,157	231,040
OTHER LONG-TERM LIABILITIES	12,418	12,572
Total liabilities	1,330,166	1,356,264
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 28, 2014 and May 31, 2013, respectively	-	-
Additional paid-in capital	752,810	751,635
Accumulated deficit	(104,909)	(89,007)
Accumulated other comprehensive loss	(12,645)	(17,922)
Total shareholders' equity	635,256	644,706
Total liabilities and shareholders' equity	$1,965,422	2,000,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	February 28
	2014	2013

NET SALES	$90,979	86,192
COST OF SALES (exclusive of amortization shown separately below)	32,359	29,997
GROSS MARGIN	58,620	56,195

OPERATING EXPENSES
Research and development	6,738	4,854
Selling and marketing	14,295	11,056
Distribution	5,068	4,588
General and administrative	10,310	10,446
Amortization expense	13,225	12,407
Impairment loss	150	-
Total operating expenses	49,786	43,351

INCOME FROM OPERATIONS	8,834	12,844

NON-OPERATING INCOME (EXPENSE)
Interest income	16	12
Interest expense	(21,900)	(21,952)
Loss on extinguishment of debt	-	(2,425)
Other, net	(108)	(143)
Total non-operating net expense	(21,992)	(24,508)

LOSS BEFORE INCOME TAXES	(13,158)	(11,664)
BENEFIT FOR INCOME TAXES	(5,803)	(5,751)
NET LOSS	$(7,355)	(5,913)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2014	2013

NET SALES	$287,226	253,402
COST OF SALES (exclusive of amortization shown separately below)	103,092	84,264
GROSS MARGIN	184,134	169,138

OPERATING EXPENSES
Research and development	22,178	14,276
Selling and marketing	43,757	36,218
Distribution	14,624	13,817
General and administrative	29,534	31,375
Amortization expense	39,647	37,192
Acquisition-related items	(4,638)	-
Impairment loss	180	-
Loss on disposition and retirement of fixed assets	-	1,175
Total operating expenses	145,282	134,053

INCOME FROM OPERATIONS	38,852	35,085

NON-OPERATING INCOME (EXPENSE)
Interest income	28	22
Interest expense	(66,172)	(68,691)
Loss on extinguishment of debt	-	(9,111)
Other, net	(301)	(265)
Total non-operating net expense	(66,445)	(78,045)

LOSS BEFORE INCOME TAXES	(27,593)	(42,960)
BENEFIT FOR INCOME TAXES	(11,691)	(16,013)
NET LOSS	$(15,902)	(26,947)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended
	February 28
	2014	2013

NET LOSS	$(7,355)	(5,913)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	476	(2,478)
Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	109	231
OTHER COMPREHENSIVE INCOME (LOSS)	585	(2,247)

COMPREHENSIVE LOSS	$(6,770)	(8,160)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2014	2013

NET LOSS	$(15,902)	(26,947)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	5,023	3,563
Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	254	(122)
OTHER COMPREHENSIVE INCOME	5,277	3,441

COMPREHENSIVE LOSS	$(10,625)	(23,506)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(15,902)	(26,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,858	52,603
Noncash interest expense	6,510	5,397
Loss on disposition and retirement of fixed assets	68	1,607
Inventory fair value adjustment	2,779	-
Loss on extinguishment of debt	-	9,111
Asset impairment	180	-
(Recovery) provision for doubtful accounts	(1,740)	193
Share-based compensation expense	1,175	1,167
Acquisition-related items	(4,638)	-
Deferred income taxes	(15,073)	(17,871)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	5,330	2,130
Income taxes	861	2,492
Inventories	(14,651)	(10,857)
Other assets	(324)	394
Accounts payable	3,025	191
Deferred revenue	269	(368)
Accrued expenses and other liabilities	(10,186)	(24,070)
Cash provided by (used in) operating activities	10,541	(4,828)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,339)	(6,915)
Receipt related to acquisition of business	1,116	-
Acquisition of businesses, net of cash acquired	(5,151)	-
Cash used in investing activities	(9,374)	(6,915)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	288,076
Payment of debt issuance costs	-	(9,867)
Repayments of long-term debt	(5,008)	(286,666)
Proceeds from Revolving Credit Facility	-	47,000
Repayments of Revolving Credit Facility	-	(26,000)
Cash (used in) provided by financing activities	(5,008)	12,543

EFFECT OF EXCHANGES IN RATES ON CASH AND CASH EQUIVALENTS	481	142
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,360)	942
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,388	18,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,028	19,520

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$3,030	2,174
Interest paid	71,179	81,315
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$7,788	8,943
Exchange of debt instruments due to debt amendment August 2012	-	468,241
Exchange of debt instruments due to debt amendment February 2013	-	467,406
Tax Benefit from tax deduction contributed by IVD Holdings, Inc.	-	726

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

Change in Estimates

Change in Provision of Allowance for Doubtful Accounts

In the second quarter of fiscal 2014, management reviewed the valuation method used to determine the Company’s estimate of its allowance for doubtful accounts and determined that a change in estimate was needed to better reflect the Company’s actual bad debt experience. As a result, management revised its valuation method, effective November 30, 2013, and reduced the estimate of its allowance for doubtful accounts on uncollected receivables in the second quarter of fiscal 2014. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million, in the nine months ended February 28, 2014.

Change in Depreciable Lives of Property and Equipment

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. In the first quarter of fiscal 2014, this review indicated that the actual lives of its instrument equipment assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $4.7 million, and a decrease in net loss of $0.9 million and $2.7 million for the three months and nine months ended February 28, 2014, respectively. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease net loss by approximately $3.6 million.

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

2.    BUSINESS COMBINATIONS

Business combinations completed in the third quarter of fiscal year 2014:

Acquisition of LIFECODES distribution businesses – The Company completed the acquisition of both the LIFECODES distribution businesses in the United Kingdom (“UK”) and Italy on January 31, 2014. These acquisitions enable Immucor to streamline the distribution of its LIFECODES products in Europe.

The Company acquired the stock of the UK distribution business for a total cash purchase price of $4.0 million, including acquired cash of $1.2 million. The Company acquired the assets of the Italy distribution business for a total cash purchase price of $2.4 million. In total, the Company acquired identifiable intangible assets of $3.5 million and $1.1 million of goodwill in these acquisitions.  The identifiable intangible assets are mainly customer relationships, which represent the fair value of the existing customer base. The tangible assets acquired in these acquisitions were not material to the Company’s consolidated financial statements. All of the goodwill arising from the Italy asset acquisition is deductible for income tax purposes.  The goodwill arising from the UK acquisition is not tax deductible. The operating results of the acquired businesses have been included in the Company's consolidated results of operations since their dates of acquisition.

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

The fair value of the contingent consideration liability was decreased by $4.5 million to zero in the first nine months of fiscal 2014 to reflect a change in the earn-out payment probabilities, and the accretion of the fair value amount. These decreases in the contingent consideration liability are reflected as a gain of $4.6 million in the acquisition-related items in the consolidated statements of operations for the first nine months of fiscal 2014. The contingent consideration liability was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of May 31, 2013.

The Company included the operating results of LIFECODES in the consolidated statement of operations since the acquisition date on March 22, 2013. The results for the three months and nine months ended February 28, 2014 included net sales of $11.0 million and $35.3 million and loss before income taxes of zero and $1.3 million, respectively, from LIFECODES.

Pro Forma financial information

The financial information in the table below summarizes the results of operations of the Company for the three and nine months ended February 28, 2014 on a pro forma basis as though the LIFECODES acquisition had occurred at June 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LIFECODES acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, and interest expense resulting from the LIFECODES acquisition. The unaudited pro forma financial information presented below for the three months and nine months ended February 28, 2013 does not reflect any synergies or operating cost reductions that may be achieved, or pro forma financial information from the UK or Italy distribution businesses acquired in the third quarter of fiscal 2014. The UK and Italy distribution businesses are not reflected in the unaudited pro forma financial information below because the impact of these businesses was not significant to the Company’s consolidated net sales or results of operations. Also included in the table below are our actual results for the three months and nine months ended February 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2014	2013	2014	2013

Net sales	$90,979	97,922	287,226	287,684
Net loss	(7,355)	(6,240)	(15,902)	(28,262)

3.    RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in the first quarter of fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”) pursuant to which the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the three months and nine months ended February 28, 2014, approximately $1.0 million, and $2.9 million was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, respectively. In the three months and nine months ended February 28, 2013, approximately $1.1 million, and $3.3 million, was recorded for these same types of fees and expenses, respectively. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of February 28, 2014 and May 31, 2013, the Company owed $0.9 million and $0.6 million, respectively, to the Sponsor for these fees.

4.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). In relation to the acquisition of LIFECODES on March 22, 2013, a fair value adjustment of $4.5 million increased inventory to net realizable value, which was greater than replacement cost. As of February 28, 2014, the fair value adjustment has been expensed through cost of sales and inventories are again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Approximately $2.8 million of the fair value adjustment was expensed in the first nine months of fiscal 2014. Inventories as of February 28, 2014, and May 31, 2013 include the following (thousands of dollars):

	As of
	February 28, 2014	May 31, 2013

Raw materials and supplies	$16,385	14,880
Work in process	10,957	8,356
Finished goods	23,766	22,705
	$51,108	45,941

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of
	February 28, 2014	May 31, 2013

Land	$286	301
Buildings and improvements	2,891	3,034
Leasehold improvements	20,461	20,170
Capital work-in-progress	6,791	5,139
Furniture and fixtures	3,618	3,282
Machinery, equipment and instruments	85,324	75,388
	119,371	107,314
Less accumulated depreciation	(43,409)	(30,933)
Property and equipment, net	$75,962	$76,381

Depreciation expense was $4.5 million and $13.2 million in the three months and nine months ended February 28, 2014, and was $5.3 million and $15.4 million in the three months and nine months ended February 28, 2013. The estimated useful lives of the Company’s instrument equipment assets were reevaluated during the first quarter of fiscal 2014. The evaluation indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets increased from approximately 5 years to 10 years. This change was effective June 1, 2013. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $4.7 million for the three months and nine months ended February 28, 2014. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

6.    GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, of LIFECODES in the fourth quarter of fiscal 2013, and of the two distribution businesses acquired in the third quarter of fiscal 2014. The following table presents the changes in the carrying amount of goodwill during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013 (in thousands):

	February 28, 2014	May 31, 2013

Balance at beginning of period	$1,003,463	966,338
Additions:
Acquisition of businesses	1,089	36,889
Foreign currency translation adjustment	1,226	236
Balance at end of period	$1,005,778	1,003,463

7.    OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		As of
		February 28, 2014			May 31, 2013
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	20	$470,876	(57,860)	413,016	465,909	(40,392)	425,517
Existing technology / trade names	11	291,250	(64,804)	226,446	291,250	(44,526)	246,724
Corporate trade name	15	40,000	(6,754)	33,246	40,000	(4,754)	35,246
Below market leasehold interests	8	1,200	(401)	799	1,200	(313)	887
Deferred licensing costs	6	199	(33)	166	99	(20)	79
Total amortizable assets		803,525	(129,852)	673,673	798,458	(90,005)	708,453

Intangible assets not subject to amortization:
In-process research and development		6,000	-	6,000	6,150	-	6,150
Total non-amortizable assets		6,000	-	6,000	6,150	-	6,150

Other intangible assets, net		$809,525	(129,852)	679,673	804,608	(90,005)	714,603

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

In the third quarter of fiscal 2014, it was determined that an in-process research and development (“IPR&D”) project related to our transplant and molecular diagnostics business was no longer economically feasible. The project was therefore abandoned and its costs were fully written-off. As a result, a loss of $0.2 million was recorded and included in impairment loss on the Company’s consolidated statement of operations.

Amortization expense related to these intangible assets for the three months and nine months ended February 28, 2014 was $13.2 million and $39.6 million, and for the three and nine months ended February 28, 2013 was $12.4 million and $37.2 million, respectively. Expected amortization expense for the remainder of fiscal 2014 and for each of the five succeeding years is as follows (in thousands):

2014	$13,292
2015	53,160
2016	53,125
2017	52,968
2018	52,919
2019	48,997

8.    DEFERRED FINANCING COSTS

Changes in deferred financing costs during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013 are as follows (in thousands):

	February 28, 2014	May 31, 2013

Balance at beginning of period	$39,449	38,769
Debt issuance costs	-	11,412
Loss on extinguishment of debt	-	(5,625)
Amortization	(4,713)	(5,107)
Balance at end of period	$34,736	39,449

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 9.

9.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

Senior Secured Credit Facilities, Security Agreement and Guaranty

	As of
	February 28, 2014	May 31, 2013

Term Loan Facility, net of $9,928 and $11,384 debt discounts, respectively	$646,774	650,293
Notes, net of $3,998 and $4,370 debt discounts, respectively	396,002	395,630
Capital lease agreements	33	67
	1,042,809	1,045,990
Less current portion, net of discounts	(4,624)	(6,712)
Long-term debt, net of current portion	$1,038,185	1,039,278

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

The interest rate on the Term Loan Facility was 5.00% as of February 28, 2014 and May 31, 2013. At February 28, 2014, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2014 and each of the fiscal years presented in the table below (in thousands):

2014	$1,663
2015	6,653
2016	6,639
2017	6,632
2018	6,632
Thereafter	1,028,516
$1,056,735

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2014	2013	2014	2013

Notes, including OID amortization	$11,250	11,236	33,747	33,705
Term Loan Facility, including OID amortization	8,702	9,097	26,427	29,997
Amortization of deferred financing costs	1,577	1,210	4,713	3,600
Interest rate swaps	246	247	766	772
Revolving Facility fees and interest	125	160	379	612
Interest accreted on contingent liability	-	-	134	-
Other interest	-	2	6	5
Total interest expense	$21,900	21,952	66,172	68,691

10.  DERIVATIVE FINANCIAL INSTRUMENTS

As of February 28, 2014, the Company has interest rate swap agreements to hedge $240.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.67% until September 30, 2014.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of February 28, 2014, approximately $0.9 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	February 28, 2014	May 31, 2013

Interest rate swaps (included in other liabilities)	$(1,516)	(1,906)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
Location of loss reclassified from AOCI into income	2014	2013	2014	2013

Losses on cash flow hedges:
Interest expense (effective portion)	$(243)	(245)	(746)	(763)
Interest expense (ineffective portion)	$(1)	(2)	(9)	(9)

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

	As of February 28, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,516)	-	(1,516)

	As of May 31, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,906)	-	(1,906)
Contingent consideration liability	-	-	(4,504)	(4,504)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $26.0 million and $29.4 million of cash and cash equivalents at February 28, 2014, and May 31, 2013, respectively, approximately 17% and 38% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $451.3 million and $662.4 million at February 28, 2014, respectively, based on recent trades of these or similar instruments (a level 2 input). The fair value of the Notes and the Term Loan Facility was estimated to be $452.3 million and $669.1 million at May 31, 2013, respectively, based on the fair value of these instruments at that time. The Company’s debt instruments are included in current and long-term debt on the Company’s consolidated balance sheets, at the amount of unpaid principal, net of original issue discounts.

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

	Nine Months Ended February 28, 2014	Twelve Months Ended May 31, 2013
Balance at the beginning of the period	$(4,504)	-
Additions due to acquisitions	-	(4,400)
Change in fair value	4,638	-
Accretion of fair value	(134)	(104)
Balance at the end of the period	$-	(4,504)

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Nine Months Ended February 28, 2014
Foreign exchange translation adjustment	$5,023	-	5,023
Changes in fair value of cash flow hedges	362	108	254
	$5,385	108	5,277

Nine Months Ended February 28, 2013
Foreign exchange translation adjustment	$3,563	-	3,563
Changes in fair value of cash flow hedges	(167)	(45)	(122)
	$3,396	(45)	3,441

The components of accumulated other comprehensive loss as of February 28, 2014 and May 31, 2013 are as follows (in thousands):

	As of
	February 28, 2014	May 31, 2013

Cumulative foreign currency translation adjustment	$(11,719)	(16,742)
Change in fair value of cash flow hedges, net of tax	(926)	(1,180)
Accumulated other comprehensive loss	$(12,645)	(17,922)

13.  SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $0.2 million and $0.7 million during the third quarter and nine months ended February 28, 2014 and $1.0 million and $1.9 million during the third quarter and nine months ended February 28, 2013, respectively. As of February 28, 2014, a total of 94,873 shares were available for future grants.

Stock-based compensation is recognized on a straight-line basis over the requisite service period for restricted stock and stock option awards. The Company recognized expense of $0.4 million and $1.2 million in the three months and nine months ended February 28, 2014 and $0.3 million and $1.2 million in the three months and nine months ended February 28, 2013, respectively, before income tax benefits, for all of the Company’s stock plans. As of February 28, 2014, there was $4.1 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.6 years.

As of February 28, 2014 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event (the performance condition) is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $3.1 million as of February 28, 2014.

14.  INCOME TAXES

The effective tax rate for the nine months ended February 28, 2014 and February 28, 2013 was 42.4% and 37.3%, respectively.  The difference between the United States (“U.S.”) federal statutory rate and the effective tax rate for the nine months ended February 28, 2014 was primarily due to the following: (1) the fact that the gain on the acquisition-related item is not taxable, (2) a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from than the U.S. statutory tax rate, (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, and (4) changes in discrete tax items recognized during the period based on enacted tax laws and the expiration of the statute of limitations for the benefits associated with uncertain tax positions.  The difference between the federal statutory rate and the effective tax rate for the nine months ended February 28, 2013 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and discrete tax items recognized during the nine month period due to enacted tax laws and the expiration of the statute of limitations for benefits associated with uncertain tax positions.

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

15.  SEGMENT AND GEOGRAPHIC INFORMATION

Through February 2013, the Company was organized by geographic area and reported three operating segments: the United States, Europe and Other. In March 2013, after the acquisition of the LIFECODES business, the Company reorganized its operating structure, and reevaluated its reportable operating segments accordingly. The Company determines operating segments in accordance with its internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. The financial information provided below has been recast to reflect the Company’s new segment structure for each period presented.

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

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets. Major international markets, other than Europe and Canada, include Japan, Brazil, Russia, India, China, Turkey, the Middle East and Africa. The Company’s products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2014	2013	2014	2013
Net sales by product group:
Transfusion	$77,381	84,494	245,930	248,426
Transplant & Molecular	13,598	1,698	41,296	4,976
Total	$90,979	86,192	287,226	253,402

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	February 28
	2014	2013
Net sales to customers by geography are as follows:
United States	$55,240	57,690
Europe (A)	19,964	14,895
Canada	4,429	5,044
Other	11,346	8,563
Total	$90,979	86,192

	Nine Months Ended
	February 28
	2014	2013
Net sales to customers by geography are as follows:
United States	$177,722	167,944
Europe (A)	57,188	44,933
Canada	14,044	14,618
Other	38,272	25,907
Total	$287,226	253,402

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	February 28, 2014	May 31, 2013
Long-lived tangible assets by geography:
United States	$54,646	57,184
Europe (B)	15,155	13,399
Canada	4,321	4,511
Other (C)	1,840	1,287
Total	$75,962	76,381

	As of
	February 28, 2014	May 31, 2013
Concentration of net assets by geography:
United States	$467,084	485,968
Europe	123,987	114,740
Canada	31,404	32,910
Other (C)	12,781	11,088
Total	$635,256	644,706

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) – Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) – Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months and nine months ended February 28, 2014, or February 28, 2013.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,654	(232)	21,606	-	26,028
Accounts receivable, net	29,899	4,605	32,182	-	66,686
Intercompany receivable	55,103	11,406	7,914	(74,423)	-
Inventories	21,667	16,657	14,585	(1,801)	51,108
Deferred income tax assets, current portion	3,599	2,209	377	695	6,880
Prepaid expenses and other current assets	5,494	710	5,447	-	11,651
Total current assets	120,416	35,355	82,111	(75,529)	162,353

PROPERTY AND EQUIPMENT, net	38,069	16,577	21,316	-	75,962
INVESTMENT IN SUBSIDIARIES	248,548	5,021	3,705	(257,274)	-
GOODWILL	903,513	42,053	60,212	-	1,005,778
OTHER INTANGIBLE ASSETS, net	598,227	37,480	43,966	-	679,673
DEFERRED FINANCING COSTS	34,736	-	-	-	34,736
OTHER ASSETS	6,394	187	339	-	6,920
Total assets	$1,949,903	136,673	211,649	(332,803)	1,965,422

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,982	5,154	3,073	-	17,209
Intercompany payable	320	64,030	10,073	(74,423)	-
Accrued interest and interest rate swap liability	8,359	-	-	-	8,359
Accrued expenses and other current liabilities	7,959	4,653	9,961	-	22,573
Income taxes payable	31,162	(30,612)	5,330	-	5,880
Deferred revenue, current portion	1,215	15	1,411	-	2,641
Current portion of long-term debt, net of debt discounts	4,606	18	-	-	4,624
Total current liabilities	62,603	43,258	29,848	(74,423)	61,286

LONG-TERM DEBT, NET OF DEBT DISCOUNTS	1,038,170	15	-	-	1,038,185
DEFERRED REVENUE	22	-	98	-	120
DEFERRED INCOME TAX LIABILITIES	202,925	3,064	12,168	-	218,157
OTHER LONG-TERM LIABILITIES	10,927	128	1,363	-	12,418
Total liabilities	1,314,647	46,465	43,477	(74,423)	1,330,166
SHAREHOLDERS' EQUITY:
Total shareholders' equity	635,256	90,208	168,172	(258,380)	635,256
Total liabilities and shareholders' equity	$1,949,903	136,673	211,649	(332,803)	1,965,422

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2013

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,971	4,107	18,310	-	29,388
Accounts receivable, net	26,517	5,552	36,017	-	68,086
Intercompany receivable	54,443	7,961	4,313	(66,717)	-
Inventories	18,551	15,897	12,978	(1,485)	45,941
Deferred income tax assets, current portion	3,098	1,097	533	562	5,290
Prepaid expenses and other current assets	6,360	483	4,734	-	11,577
Total current assets	115,940	35,097	76,885	(67,640)	160,282

PROPERTY AND EQUIPMENT, net	40,124	17,060	19,197	-	76,381
INVESTMENT IN SUBSIDIARIES	248,150	5,743	4	(253,897)	-
GOODWILL	903,802	41,763	57,898	-	1,003,463
OTHER INTANGIBLE ASSETS, net	634,194	39,523	40,886	-	714,603
DEFERRED FINANCING COSTS	39,449	-	-	-	39,449
OTHER ASSETS	6,203	184	405	-	6,792
Total assets	$1,987,862	139,370	195,275	(321,537)	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,587	3,315	2,736	-	13,638
Intercompany payable	424	59,347	7,440	(67,211)	-
Accrued expenses and other current liabilities	31,737	5,290	9,711	-	46,738
Income taxes payable	30,879	(30,457)	3,451	-	3,873
Deferred revenue, current portion	1,086	6	1,160	-	2,252
Current portion of long-term debt, net of debt discounts	6,673	39	-	-	6,712
Total current liabilities	78,386	37,540	24,498	(67,211)	73,213

LONG-TERM DEBT, net of debt discounts	1,039,250	28	-	-	1,039,278
DEFERRED REVENUE	62	-	99	-	161
DEFERRED INCOME TAX LIABILITIES	214,222	4,861	11,957	-	231,040
OTHER LONG-TERM LIABILITIES	11,236	114	1,222	-	12,572
Total liabilities	1,343,156	42,543	37,776	(67,211)	1,356,264
SHAREHOLDERS' EQUITY:
Total shareholders' equity	644,706	96,827	157,499	(254,326)	644,706
Total liabilities and shareholders' equity	$1,987,862	139,370	195,275	(321,537)	2,000,970

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$57,604	12,252	35,988	(14,865)	90,979
COST OF SALES (exclusive of amortization shown separately below)	19,737	6,402	21,085	(14,865)	32,359
GROSS MARGIN	37,867	5,850	14,903	-	58,620

OPERATING EXPENSES:
Research and development	3,212	3,397	129	-	6,738
Selling and marketing	5,673	2,311	6,311	-	14,295
Distribution	2,921	345	1,802	-	5,068
General and administrative	6,943	1,647	1,720	-	10,310
Amortization of intangibles	11,971	658	596	-	13,225
Impairment loss	-	150	-	-	150
Total operating expenses	30,720	8,508	10,558	-	49,786

INCOME (LOSS) FROM OPERATIONS	7,147	(2,658)	4,345	-	8,834

NON-OPERATING INCOME (EXPENSE):
Interest income	-	6	21	(11)	16
Interest expense	(21,900)	-	(11)	11	(21,900)
Other, net	(186)	24	54	-	(108)
Total non-operating (expense) income	(22,086)	30	64	-	(21,992)

(LOSS) INCOME BEFORE INCOME TAXES	(14,939)	(2,628)	4,409	-	(13,158)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,255)	(952)	1,404	-	(5,803)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(8,684)	(1,676)	3,005	-	(7,355)
Net (Loss) Income of consolidated subsidiaries	1,329	-	-	(1,329)	-
NET (LOSS) INCOME	$(7,355)	(1,676)	3,005	(1,329)	(7,355)

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 28, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$66,455	1,450	30,123	(11,836)	86,192
COST OF SALES (exclusive of amortization shown separately below)	21,797	1,046	18,990	(11,836)	29,997
GROSS MARGIN	44,658	404	11,133	-	56,195

OPERATING EXPENSES:
Research and development	3,539	1,315	-	-	4,854
Selling and marketing	5,575	458	5,023	-	11,056
Distribution	2,843	57	1,688	-	4,588
General and administrative	7,583	444	2,419	-	10,446
Amortization of intangibles	11,770	54	583	-	12,407
Total operating expenses	31,310	2,328	9,713	-	43,351

INCOME (LOSS) FROM OPERATIONS	13,348	(1,924)	1,420	-	12,844

NON-OPERATING INCOME (EXPENSE):
Interest income	-	-	35	(23)	12
Interest expense	(21,970)	-	(5)	23	(21,952)
Loss on extinguishment of debt	(2,425)	-	-	-	(2,425)
Other, net	(139)	-	(4)	-	(143)
Total non-operating net expense	(24,534)	-	26	-	(24,508)

(LOSS) INCOME BEFORE INCOME TAXES	(11,186)	(1,924)	1,446	-	(11,664)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,570)	(695)	514	-	(5,751)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(5,616)	(1,229)	932	-	(5,913)
Net Income (Loss) of consolidated subsidiaries	(297)	-	-	297	-
NET (LOSS) INCOME	$(5,913)	(1,229)	932	297	(5,913)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$186,977	40,006	108,941	(48,698)	287,226
COST OF SALES (exclusive of amortization shown separately below)	62,061	22,696	67,033	(48,698)	103,092
GROSS MARGIN	124,916	17,310	41,908	-	184,134

OPERATING EXPENSES:
Research and development	10,314	11,654	210	-	22,178
Selling and marketing	18,387	6,847	18,523	-	43,757
Distribution	8,323	1,099	5,202	-	14,624
General and administrative	17,767	5,547	6,220	-	29,534
Amortization of intangibles	35,912	1,992	1,743	-	39,647
Impairment loss	30	150	-	-	180
Acquisition-related items	(4,638)	-	-	-	(4,638)
Total operating expenses	86,095	27,289	31,898	-	145,282

INCOME (LOSS) FROM OPERATIONS	38,821	(9,979)	10,010	-	38,852

NON-OPERATING INCOME (EXPENSE):
Interest income	1	8	55	(36)	28
Interest expense	(66,182)	-	(26)	36	(66,172)
Other, net	(621)	97	223	-	(301)
Total non-operating (expense) income	(66,802)	105	252	-	(66,445)

(LOSS) INCOME BEFORE INCOME TAXES	(27,981)	(9,874)	10,262	-	(27,593)
(BENEFIT) PROVISION FOR INCOME TAXES	(11,523)	(3,406)	3,238	-	(11,691)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(16,458)	(6,468)	7,024	-	(15,902)
Net (Loss) Income of consolidated subsidiaries	556	-	-	(556)	-
NET (LOSS) INCOME	$(15,902)	(6,468)	7,024	(556)	(15,902)

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 28, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

NET SALES	$192,414	4,353	90,112	(33,477)	253,402
COST OF SALES (exclusive of amortization shown separately below)	61,860	2,997	52,884	(33,477)	84,264
GROSS MARGIN	130,554	1,356	37,228	-	169,138

OPERATING EXPENSES:
Research and development	9,822	4,419	35	-	14,276
Selling and marketing	19,277	1,396	15,545	-	36,218
Distribution	8,653	144	5,020	-	13,817
General and administrative	23,213	1,319	6,843	-	31,375
Amortization of intangibles	35,312	163	1,717	-	37,192
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	97,452	7,441	29,160	-	134,053

INCOME (LOSS) FROM OPERATIONS	33,102	(6,085)	8,068	-	35,085

NON-OPERATING INCOME (EXPENSE):
Interest income			74	(52)	22
Interest expense	(68,726)	-	(17)	52	(68,691)
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)
Other, net	(319)	-	54	-	(265)
Total non-operating (expense) income	(78,156)	-	111	-	(78,045)

(LOSS) INCOME BEFORE INCOME TAXES	(45,054)	(6,085)	8,179	-	(42,960)
(BENEFIT) PROVISION FOR INCOME TAXES	(16,549)	(2,260)	2,796	-	(16,013)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(28,505)	(3,825)	5,383	-	(26,947)
Net Income (Loss) of consolidated subsidiaries	1,558	-	-	(1,558)	-
NET (LOSS) INCOME	$(26,947)	(3,825)	5,383	(1,558)	(26,947)

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Nine Months Ended February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$63	(2,351)	13,732	(903)	10,541
Net cash provided by (used in) investing activities	3,096	(1,954)	(10,545)	29	(9,374)
Net cash ( used in) provided by financing activities	(4,975)	(34)	(784)	785	(5,008)
Effect of exchange rate changes on cash and cash equivalents	(501)	-	893	89	481
Change in cash and cash equivalents	(2,317)	(4,339)	3,296	-	(3,360)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$4,654	(232)	21,606	-	26,028

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Nine Months Ended February 28, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(16,071)	2,464	8,691	88	(4,828)
Net cash used in investing activities	(3,798)	(2,502)	(615)	-	(6,915)
Net cash provided by financing activities	12,543	-	-	-	12,543
Effect of exchange rate changes on cash and cash equivalents	-	-	231	(88)	142
Change in cash and cash equivalents	(7,326)	(38)	8,306	-	942
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$767	(182)	18,935	-	19,520

17.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Self-Insurance Costs

In the third quarter of fiscal 2014, the Company entered into a program to self-insure its costs related to U.S. medical employee benefits. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The liabilities for medical claims are accounted for on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits. The current portion of the self-insured liability was approximately is $0.6 million as of February 28, 2014 and was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

Other Commitments and Contractual Obligations

As of February 28, 2014, the Company’s other material cash commitments and contractual obligations have not changed significantly from those disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013 except for the Company’s operating lease obligations which increased by approximately $12 million due to the renewal of certain building leases in the first quarter of 2014, an increase in purchase commitments by approximately $21 million, and a decrease in the estimated fair value of the contingent consideration liability of $4.5 million related to the earn-out provision of the LIFECODES acquisition. Refer to Note 2 for additional information on the change in acquisition costs for the estimated earn-out provision. The increase in purchase commitments was primarily due to a $20 million purchase agreement with one of the Company’s primary instrument equipment suppliers, and $1 million agreement to upgrade the Company’s current ERP system both of which were executed in the second quarter of fiscal 2014.

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

Business Highlights of Fiscal 2014

The following is a summary of significant factors affecting our business in the third quarter and first nine months of fiscal 2014:

●	Acquisitions –

o

LIFECODES – We completed the acquisition of LIFECODES on March 22, 2013 and have included the results of operations, financial position and cash flows of this business in our consolidated financial statements since those dates. Therefore, LIFECODES’ results were included in the three months and nine months ended February 28, 2014, but were not included in the three months and nine months ended February 28, 2013.

LIFECODES contributed $11.0 million and $35.3 million in net sales and reported operating loss before income tax of zero and $1.3 million for the three and nine months ended February 28, 2014, respectively. These operating results include non-cash charges of approximately $0.6 million and $1.7 million for amortization expense of intangible assets for the three and nine months ended February 28, 2014, respectively, and $2.8 million of amortization expense of a fair value adjustment to inventory that was recorded as of the acquisition date for the nine months ended February 28, 2014.

The LIFECODES purchase agreement included a potential earn-out totaling $10.0 million in cash if the LIFECODES business achieved certain financial targets in calendar 2013. During the first nine months of fiscal 2014, management estimated, for accounting purposes, that the likelihood of achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $4.6 million to zero. This decrease in the contingent consideration liability is reflected as a gain in the acquisition-related items in the consolidated statements of operations for the first nine months of fiscal 2014.

o

Distribution businesses – We completed the acquisition of two distribution businesses of LIFECODES products on January 31, 2014 and have included the results of operations, financial position and cash flows of these businesses in our consolidated financial statements since those dates. Therefore, the results of these two distribution businesses were included in the three months and nine months ended February 28, 2014, but were not included in the three months and nine months ended February 28, 2013.

●	FDA inspection –

o

During December 2013, the FDA conducted an inspection of our facilities. The FDA found no significant deviations. The FDA has not notified us whether, as a result of the December inspection, it intends to lift the previously disclosed notice of intent to revoke (“NOIR”) administrative action. We have no further update on our compliance status as of the date of this filing.

Recent developments

In March 2014, the Blood Products Advisory Committee (“BPAC”) of the FDA unanimously voted to recommend approval of our human erythrocyte antigen (“HEA”) Molecular BeadChip™ Test. This product is one of our most significant projects currently underway. This new product is an in vitro diagnostic test and is our core molecular test for extended typing of red blood cell antigens. We are seeking approval from the FDA to manufacture, sell, and distribute this system as an in vitro device. The FDA will take into account the BPAC's advice in making its decision on whether to approve this new product for use in the U.S. We expect a decision on approval later this calendar year. We anticipate introducing this new product to the market upon approval.

Results of Operations

The following tables set forth items from the consolidated statements of operations as reported and as a percentage of net sales for each period (in thousands of dollars, except percentages).

	Three Months Ended
	February 28		Change
	2014	2013	Amount	%

Net sales	$90,979	86,192	$4,787	5.6
Cost of sales (*)	32,359	29,997	2,362	7.9
Gross margin	58,620	56,195	2,425	4.3

Operating expenses:
Research and development	6,738	4,854	1,884	38.8
Selling and marketing	14,295	11,056	3,239	29.3
Distribution	5,068	4,588	480	10.5
General and administrative	10,310	10,446	(136)	(1.3)
Amortization expense	13,225	12,407	818	6.6
Impairment loss	150	-	150	**
Total operating expenses	49,786	43,351	6,435	14.8

Income from operations	8,834	12,844	(4,010)	(31.2)

Non-operating income (expense):
Interest income	16	12	4	33.3
Interest expense	(21,900)	(21,952)	52	(0.2)
Loss on extinguishment of debt	-	(2,425)	2,425	**
Other, net	(108)	(143)	35	(24.5)
Total non-operating net expense	(21,992)	(24,508)	2,516	(10.3)

Loss before income taxes	(13,158)	(11,664)	(1,494)	12.8
Benefit for income taxes	(5,803)	(5,751)	(52)	0.9
Net loss	$(7,355)	(5,913)	$(1,442)	24.4

        (*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

        (**) Calculation is not meaningful.

	Nine Months Ended
	February 28		Change
	2014	2013	Amount	%

Net sales	$287,226	253,402	$33,824	13.3
Cost of sales (*)	103,092	84,264	18,828	22.3
Gross margin	184,134	169,138	14,996	8.9

Operating expenses:
Research and development	22,178	14,276	7,902	55.4
Selling and marketing	43,757	36,218	7,539	20.8
Distribution	14,624	13,817	807	5.8
General and administrative	29,534	31,375	(1,841)	(5.9)
Amortization expense	39,647	37,192	2,455	6.6
Acquisition-related items	(4,638)	-	(4,638)	**
Impairment loss	180	-	180	**
Loss on disposition and retirement of fixed assets	-	1,175	(1,175)	**
Total operating expenses	145,282	134,053	11,229	8.4

Income from operations	38,852	35,085	3,767	10.7

Non-operating income (expense):
Interest income	28	22	6	27.3
Interest expense	(66,172)	(68,691)	2,519	(3.7)
Loss on extinguishment of debt	-	(9,111)	9,111	**
Other, net	(301)	(265)	(36)	13.6
Total non-operating net expense	(66,445)	(78,045)	11,600	(14.9)

Loss before income taxes	(27,593)	(42,960)	15,367	(35.8)
Benefit for income taxes	(11,691)	(16,013)	4,322	(27.0)
Net loss	$(15,902)	(26,947)	$11,045	(41.0)

        (*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

        (**) Calculation is not meaningful.

Three months ended February 28, 2014 and February 28, 2013:

Net sales were $91.0 million for the three months ended February 28, 2014 as compared with $86.2 million for the three months ended February 28, 2013, an increase of $4.8 million, or 5.6%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	February 28		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$77,381	84,494	$(7,113)	(8.4)
Transplant & Molecular	13,598	1,698	11,900	700.8
Total	$90,979	86,192	$4,787	5.6

Transfusion: Net sales of our transfusion products for the three months ended February 28, 2014 were $77.4 million as compared with $84.5 million for the three months ended February 28, 2013, a decrease of $7.1 million, or 8.4%. The decrease in net sales was primarily a result of fewer ship cycles, an unfavorable effect of changes in foreign currency exchange rates on our international operations, and a disruption in the production of certain transfusion products in the third quarter of fiscal 2014 which reduced the volume of products available for shipment in that period resulting in lost sales. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, net sales in the third quarter of fiscal 2014 decreased by 4.5 % when compared with the third quarter of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for the three months ended February 28, 2014 were $13.6 million as compared with $1.7 million for the three months ended February 28, 2013, an increase of $11.9 million. This increase was primarily due to the additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013 (the fourth quarter of fiscal 2013), and from the acquisition of the two distribution businesses completed on January 31, 2014 (the third quarter of fiscal 2014).

Gross margin increased by $2.4 million for the three months ended February 28, 2014 as compared with the three months ended February 28, 2013, or 4.3%, mainly due to the higher net sales generated in the third quarter of fiscal 2014. Gross margin as a percentage of consolidated net sales was approximately flat for the three months ended February 28, 2014 as compared with the three months ended February 28, 2013. The impact of the less favorable product mix, a lower gross margin percentage on our transfusion products related to the production disruption in the third quarter of fiscal 2014 resulting in lost sales, and the medical device excise tax that became effective in January 2013. These decreases were partially offset by lower depreciation expense of approximately $1.6 million related to a change in the estimated useful life of our instrument equipment assets as discussed in the section entitled “Change in Estimates” below, both of which were recorded in the third quarter of fiscal 2014.

Research and development expenses were $6.7 million for the three months ended February 28, 2014 as compared with $4.9 million for the three months ended February 28, 2013. The increase of $1.8 million, or 38.8%, was primarily due to additional expenses related to our LIFECODES acquisition.

Selling and marketing expenses were $14.3 million for the three months ended February 28, 2014 as compared with $11.1 million for the three months ended February 28, 2013. The increase of $3.2 million, or 29.3%, was primarily due to additional expenses related to our LIFECODES acquisition and additional severance costs related to a planned reorganization of our European operation’s senior management structure.

Distribution expenses were $5.1 million for the three months ended February 28, 2014 as compared with $4.6 million for the three months ended February 28, 2013. The increase of $0.5 million, or 10.5%, was primarily due to additional costs related to our LIFECODES acquisition.

General and administrative expenses were $10.3 million for the three months ended February 28, 2014 as compared with $10.4 million for the three months ended February 28, 2013, a decrease of $0.1 million, or 1.3%. The decrease was primarily due to cost reduction efforts made by management in the first half of fiscal 2014, synergies achieve from our LIFECODES acquisition, and lower incentive compensation expense related to a change in the total estimated expense for fiscal 2014 recorded in the third quarter of fiscal 2014. These decreases in costs were partially offset by additional expenses related to our LIFECODES acquisition.

Amortization expense was $13.2 million for the three months ended February 28, 2014 as compared with $12.4 million for the three months ended February 28, 2013, an increase of $0.8 million, or 6.6%. The increase was primarily due to additional amortization related to LIFECODES intangible assets and the completion of certain development projects.

An impairment loss on an in-process research and development (“IPR&D”) project of $0.2 million was recorded in the third quarter of fiscal 2014. It was determined that a project related to our transplant and molecular diagnostics business was no longer economically feasible and therefore was abandoned in the third quarter of fiscal 2014 and its costs were fully written-off.

Non-operating net expense was $22.0 million for the three months ended February 28, 2014 as compared with $24.5 million for the three months ended February 28, 2013, a decrease of $2.5 million, or 10.3%. The decrease in non-operating net expense was mainly due to a $2.4 million loss on the extinguishment of debt incurred from the refinancing of our Senior Credit Facilities during the third quarter of fiscal 2013 that did not reoccur in the third quarter of fiscal 2014.

The effective tax rate for the three months ended February 28, 2014 and February 28, 2013 was 44.1% and 49.3%, respectively.  The effective tax rate for the fiscal 2014 period was lower than the effective tax rate for the corresponding period in fiscal 2013 primarily due to fact that the gain on the acquisition-related item in fiscal 2014 is not taxable, changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, changes in discrete tax items recognized during the period based on enacted tax laws and the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

Nine months ended February 28, 2014 and February 28, 2013:

Net sales were $287.2 million for the nine months ended February 28, 2014 as compared with $253.4 million for the nine months ended February 28, 2013, an increase of $33.8 million, or 13.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Nine Months Ended
	February 28		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$245,930	248,426	$(2,496)	(1.0)
Transplant & Molecular	41,296	4,976	36,320	729.9
Total	$287,226	253,402	$33,824	13.3

Transfusion: Net sales of our transfusion products for the nine months ended February 28, 2014 were $245.9 million as compared with $248.4 million for the nine months ended February 28, 2013, a decrease of $2.5 million, or 1.0%. The decrease in net sales was primarily due to fewer ship cycles and the unfavorable effect of changes in foreign currency exchange rates on our international operations in the first nine months of fiscal 2014 as compared with the same period in fiscal 2013. The increase in revenue generated from a higher number of instrument placements in the first nine months of fiscal 2014 as compared with the same period in fiscal 2013 was offset by the impact of a disruption in the production of certain transfusion products in the third quarter of fiscal 2014 resulting in lost sales. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, net sales in the first nine months of fiscal 2014 were comparable with the net sales of the first nine months of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for the nine months ended February 28, 2014 were $41.3 million as compared with $5.0 million for the nine months ended February 28, 2013, an increase of $36.3 million. This increase was primarily due to the additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013.

Gross margin increased by $15.0 million for the nine months ended February 28, 2014 as compared with the nine months ended February 28, 2013, or 8.9%, mainly due to the higher net sales generated in the first nine months of fiscal 2014. Gross margin as a percentage of consolidated net sales was approximately 2.6% lower for the nine months ended February 28, 2014 as compared with the nine months ended February 28, 2013. The lower gross margin percentage was primarily due to a less favorable product mix, a lower gross margin percentage on our transfusion products, and the amortization of the adjustment in fair value of inventory of $2.8 million related to recent acquisitions that was included in fiscal 2014 that was not included in fiscal 2013. The lower gross margin percentage on our transfusion products was mainly due to the production disruption in the third quarter of fiscal 2014 resulting in lost sales. Gross margin as a percentage of consolidated net sales was also lower due to the medical device excise tax that became effective in January 2013 which increased our production costs by approximately $0.9 million.  These decreases in gross margin percentage were offset by lower depreciation expense of approximately $4.7 million in the first nine months of fiscal 2014 related to a change in the estimated useful life of our instrument equipment assets as discussed in the section entitled “Change in Estimates” below.

Research and development expenses were $22.2 million for the nine months ended February 28, 2014 as compared with $14.3 million for the nine months ended February 28, 2013. The increase of $7.9 million, or 55.4%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects. One of the most significant projects underway is our new molecular blood typing assay (the human erythrocyte antigen (“HEA”) Molecular BeadChip™ Test). This new product is an in vitro diagnostic test and is our core molecular test for extended typing of red blood cell antigens. We are seeking approval from the FDA to manufacture, sell, and distribute this system as an in vitro device. In March of 2014, the Blood Products Advisory Committee (“BPAC”) of the FDA unanimously voted to recommend approval of our HEA Molecular BeadChip™ Test. The FDA will take into account the BPAC's advice in making its decision on whether to approve this new product for use in the United States. We expect a decision on approval later this calendar year. We anticipate introducing this new product to the market upon approval.

Selling and marketing expenses were $43.7 million for the nine months ended February 28, 2014 as compared with $36.2 million for the nine months ended February 28, 2013. The increase of $7.5 million, or 20.8%, was primarily due to additional costs related to LIFECODES and costs to prepare for the product launch of our new HEA Molecular BeadChip™ Test.

Distribution expenses were $14.6 million for the nine months ended February 28, 2014 as compared with $13.8 million for the nine months ended February 28, 2013. The increase of $0.8 million, or 5.8%, was primarily due to additional costs related to LIFECODES partially offset by a reduction in costs related to our transfusion products resulting from the lower volume of shipments made in the first nine months of fiscal 2014 as compared with the same period of fiscal 2013.

General and administrative expenses were $29.5 million for the nine months ended February 28, 2014 as compared with $31.3 million for the nine months ended February 28, 2013, a decrease of $1.8 million, or 5.9%. The decrease was primarily due to cost reduction efforts made by management in the first nine months of fiscal 2014, synergies achieve from our LIFECODES acquisition, and a reduction in bad debt expense resulting from a change in estimate of the allowance for doubtful accounts as discussed in the section entitled “Change in Estimates” below. These decreases in costs were partially offset by additional expenses related to LIFECODES.

Amortization expense was $39.6 million for the nine months ended February 28, 2014 as compared with $37.2 million for the nine months ended February 28, 2013, an increase of $2.4 million, or 6.6%. The increase was primarily due to additional costs related to LIFECODES and the completion of certain development projects which are then amortizable.

Acquisition-related items is a gain of $4.6 million for the nine months ended November 30, 2013 resulting from a decrease in the contingent consideration liability related to the acquisition of LIFECODES. Based upon information available in fiscal 2014, management determined that the likelihood of the LIFECODES business achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $4.6 million to zero in the first nine months of fiscal 2014. See Note 2 to the financial statements for additional information related to the LIFECODES acquisition.

An impairment loss on an in-process research and development (“IPR&D”) project of $0.2 million was recorded in the third quarter of fiscal 2014. It was determined that a project related to our transplant and molecular diagnostics business was no longer economically feasible and therefore was abandoned in the third quarter of fiscal 2014 and its costs were fully written-off.

Non-operating net expense was $66.4 million for the nine months ended February 28, 2014 as compared with $78.0 million for the nine months ended February 28, 2013, a decrease of $11.6 million, or 14.9%. The decrease in non-operating net expense for the nine months ended February 28, 2014 as compared with the same period of fiscal 2013 was mainly due to a $9.1 million loss on the extinguishment of debt incurred from refinancing of our Senior Credit Facilities twice during the first nine months of fiscal 2013 that did not reoccur in fiscal 2014. Non-operating net expense was also lower in the first nine months of fiscal 2014 due to a decrease in interest expense of $2.5 million on our outstanding debt. The lower interest expense was mainly due to a lower interest rate, partially offset by a higher long-term debt balance in the first nine months of fiscal 2014 as compared with the first nine months of fiscal 2013. The higher debt balance was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

The effective tax rate for the nine months ended February 28, 2014 and February 28, 2013 was 42.4% and 37.3%, respectively.  The effective tax rate for the fiscal 2014 period was higher than the effective tax rate for the corresponding period in fiscal 2013 primarily due to the fact that the gain on the acquisition-related item is not taxable, changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, changes in discrete tax items recognized during the period based on enacted tax laws and the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

Change in Estimates

Change in the Provision for Allowance for Doubtful Accounts

In the second quarter of fiscal 2014, we reviewed the valuation method used to determine the estimate of our allowance for doubtful accounts and determined that a change in estimate was needed to better reflect our actual bad debt experience. As a result, we revised our valuation method, effective November 30, 2013, and reduced the estimate of our allowance for doubtful accounts on uncollected receivables in the second quarter of fiscal 2014. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million, in the nine months ended February 28, 2014.

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. In the first quarter of fiscal 2014, this review indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we changed our estimates of the useful lives of our instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million and $4.7 million, and a decrease in net loss of approximately $0.9 million and $2.7 million, for the three months and nine months ended February 28, 2014, respectively. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million, and decrease in net loss by approximately $3.6 million.

Adjusted EBITDA (a non-GAAP financial measure)

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a useful financial metric to assess our operating performance from period to period. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•

EBITDA and Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. EBITDA and Adjusted EBITDA for the three months and nine months ended February 28, 2014 and February 28, 2013 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2014	2013	2014	2013

Net loss	$(7,355)	(5,913)	(15,902)	(26,947)
Interest expense (income), net	21,884	21,940	66,144	68,669
Income tax benefit	(5,803)	(5,751)	(11,691)	(16,013)
Depreciation and amortization	17,743	17,710	52,858	52,603
EBITDA	26,469	27,986	91,409	78,312

Adjustments to EBITDA:
Stock-based compensation (i)	357	311	1,175	1,167
Acquisition expenses, net (ii)	655	855	(3,288)	2,411
Sponsor fee (iii)	986	1,086	2,919	3,329
Non-cash impact of purchase accounting (iv)	136	87	3,075	261
Loss on extinguishment of debt	-	2,425	-	9,111
Certain non-recurring expenses and other (v)	3,881	2,585	9,828	10,526
Adjusted EBITDA	$32,484	35,335	105,118	105,117

i.	Represents non-cash stock-based compensation.
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
v.

Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs, and the effect of the change in estimate in the allowance for doubtful accounts recorded in the second quarter of fiscal 2014 which decreased the adjustment for non-recurring expenses and non-cash items by $1.9 million for the nine months ended February 28, 2014.

In fiscal 2014, we revised the presentation of EBITDA and Adjusted EBITDA to include all of the depreciation and amortization expense on a single line and to exclude the adjustment for deferred revenue related to the acquisition of Immucor that was previously included in item v. of the calculation for all periods presented. The deferred revenue adjustment increased Adjusted EBITDA to reflect certain revenue items that were written-off in fiscal 2012 as a result of the acquisition of Immucor to increase the comparability of Adjusted EBITDA reported in fiscal 2012 with that reported in fiscal 2011. Management has determined that this adjustment is not as relevant for comparability purposes on a go-forward basis, and has therefore excluded it from the Adjusted EBITDA presentation. The following table is a reconciliation of Adjusted EBITDA that was previously reported and that presented in the table above for the three months and nine months ended February 28, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	February 28, 2013	February 28, 2013

Adjusted EBITDA as previously presented	$36,011	107,336
Less: Deferred revenue adjustment	676	2,219
Adjusted EBITDA as presented in the table above	$35,335	105,117

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of February 28, 2014, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first nine months of fiscal 2014, our cash and cash equivalents decreased by $3.4 million to $26.0 million as of February 28, 2014. The decrease was primary due to cash used to purchase $5.3 million of additional property and equipment, to acquire two distribution businesses for $5.2 million, and to repay $5.0 million of long-term debt in the first nine months of fiscal 2014 partially offset by positive cash flow contributed by our operating activities. There were no borrowings from the Revolving Facility during the first nine months of fiscal 2014. The cash balance at February 28, 2014 includes cash of $21.6 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first nine months of fiscal 2013, our cash and cash equivalents increased by $0.9 million to $19.5 million as of February 28, 2013. The increase was mainly due to the positive cash flow generated from our financing activities of $12.5 million, including $21.0 million of net borrowings from our Revolving Facility, partially offset by cash used for capital expenditures of $6.9 million and for operating activities of $4.8 million.

Operating activities

Operating activities provided cash of $10.5 million in the first nine months of fiscal 2014 as compared with $4.8 of cash used in operating activities in the first nine months of fiscal 2013. The increase was mainly due to improved operating results of $11.0 million and lower working capital requirements of $14.4 million partially offset by a decrease in non-cash adjustments of $10.0 million primarily because no loss on extinguishment of debt was incurred in fiscal 2014. The lower working capital requirements in the first nine months of fiscal 2014 were primarily due to strong collections of trade receivables, a decrease in accounts payable and income taxes payable, and lower interest payments in that period as compared with the first nine months of fiscal 2013 partially offset by an increase in inventory levels. Interest payments were lower in the first nine months of fiscal 2014 as compared with the first nine months of fiscal 2013 due to the refinancing of our long-term debt twice during fiscal 2013 which reduced the interest rate of our Senor Credit Facilities; we made interest payments of $71.2 million in the first nine months of fiscal 2014 and $81.3 million in the first nine months of fiscal 2013. The favorable impact of a lower interest rate on our long-term debt was partially offset by the impact of higher average borrowings on our interest payments made in the first nine months of fiscal 2014. The higher average borrowings were primarily due to the acquisition of LIFECODES in the fourth quarter of fiscal 2013.

Investing activities

During the first nine months of fiscal 2014, we used cash of $5.2 million to acquire two new distribution businesses and received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. For other investing activities, we used cash of $5.3 million to purchase property and equipment in the nine months ended February 28, 2014 as compared to fixed asset purchases of $6.9 million in the nine months ended February 28, 2013.

Financing activities

In the first nine months of fiscal 2014, we used cash from financing activities of $5.0 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during the nine months ended February 28, 2014.

In the first nine months of fiscal 2013, net cash provided by financing activities was $12.5 million. We received $21.0 million in net proceeds from borrowings on our Revolving Facility which were offset by net payments of $8.5 million made on our long-term debt and debt issuance costs that resulted from the refinancing of our Senior Credit Facilities in the first nine months of fiscal 2013. This refinancing lowered the interest rate on our Term Loan Facility by 1.50%, including lowering the LIBOR floor on the term debt from 1.50% to 1.25%. In August 2012, the refinancing also lowered the interest rate on the revolving debt and extended the maturity date of the Revolving Facility to August 2017.

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

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan, subject to certain excess cash flow requirements due annually, with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.6 million and $33.2 million for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of February 28, 2014, we had principal of $1,056.7 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility were $100.0 million as of February 28, 2014.

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

Commitments and Contractual Obligations

As of February 28, 2014, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013 except for our operating lease obligations which increased by approximately $12 million due to the renewal of certain building leases in the first quarter of 2014, an increase in purchase commitments by approximately $21 million, and a decrease in the estimated fair value of the contingent consideration liability of $4.5 million related to the earn-out provision of the LIFECODES acquisition. Refer to Note 2 for additional information on the change in acquisition costs for the estimated earn-out provision. The increase in purchase commitments was primarily due to a $20 million purchase agreement with one of our primary instrument equipment suppliers, and $1 million agreement to upgrade our current ERP system both of which were executed in the second quarter of fiscal 2014.

In addition, in the third quarter of fiscal 2014, we entered into a program to self-insure our costs related to U.S medical employee benefits. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported.  The liabilities for medical claims are accounted for on an undiscounted basis. We have purchased stop-loss coverage to limit our exposure on a per claim basis. We are insured for covered costs in excess of these per claim limits. The self-insured liability was approximately $0.6 million as of February 28, 2014 and was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet. Amounts that we estimate will be paid within the following twelve months are included in accrued expenses and other current liabilities Costs related to these medical claims are included in each of the respective expense categories on the consolidated statement of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of February 28, 2014.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the outcome of the administrative action pending with the Food and Drug Administration;
•	the failure of customers to efficiently integrate our instruments into their blood banking operations;
•	increased competition;
•	product development, manufacturing and regulatory obstacles;
•	the failure to successfully integrate and capitalize on past or future acquisitions;
•	general economic conditions; and
•	other risks and uncertainties discussed in this report, particularly in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2014, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2013.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCOR, INC.

(Registrant)

Date:	April 14, 2014	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	April 14, 2014	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)