Form 10-K
period 2014-05-31
IMMUCOR INC
filed 2014-08-26
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014
OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes __X__  No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____No __X___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes_ X __ No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 26, 2014, there were 100 shares of common stock outstanding.

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

 There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the failure of customers to efficiently integrate our products into their operations;
•	increased competition;
•	product development, manufacturing and regulatory obstacles;
•	the failure to successfully integrate and capitalize on past or future acquisitions;
•	general economic conditions; and
•	other risks and uncertainties discussed in this report, particularly in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

To consummate the Immucor Acquisition, we entered into new debt financing initially consisting of (i) $715.0 million of senior secured credit facilities (the “Senior Credit Facilities”) comprised of: (a) a $100.0 million, 5-year revolving credit facility (the “Revolving Facility”), which was undrawn at closing and (b) a $615.0 million, 7-year term loan credit facility (the “Term Loan Facility”), and (ii) $400.0 million of Senior Notes due 2019 (the “Notes”).

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

LIFECODES Distribution Businesses

We completed the acquisition of two LIFECODES distribution businesses on January 31, 2014, one in United Kingdom (“UK”) and one in Italy. These acquisitions enable us to streamline the distribution of our LIFECODES products in Europe. We paid $6.4 million in cash to acquire these distribution businesses which was funded from cash flows from operating activities.

 Organ-i

On May 30, 2014, we completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. We paid $12.0 million in cash at closing to acquire this business, which was funded from cash flows from operating activities.

Financial Information about Segments

We determine our operating segments in accordance with our internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. We aggregate our operating segments because they have similar class of consumer, economic characteristics, nature of products, nature of production and distribution methods.

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

Leadership position in niche markets – We estimate the global market for our transfusion and transplantation products is approximately $1.6 billion and we believe we have leadership positions in our focused markets. We believe our transfusion products, ranging from our automated instruments to our proprietary Capture® technology, are widely used and recognized by the immunohematology industry worldwide. In transplantation, our LIFECODES® products leverage the significant installed base of Luminex Corporation (“Luminex”) instruments to enable adoption of our products in HLA labs around the world. We look to maintain our leadership position in these markets by continuing to innovate and introduce high value products for our customers.

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

INSTRUMENTS

NEO – Targeted at donor centers, large volume hospitals and reference laboratories, NEO® provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, crossmatch, direct antiglobulin test (DAT) and antibody identification. NEO is our fourth generation automated instrument. NEO’s added functionality includes STAT functionality, a faster turnaround time and improved reliability. NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour. We believe that NEO has the highest type and screen throughput available in the global market.

ECHO – The Echo® is targeted at small- to medium-sized hospitals as well as at integrated delivery networks (both hospital and lab systems) in combination with NEO. Echo has a broad test menu and the capacity to load 20 samples at a time, performing approximately 14 type-and-screen tests an hour. Echo features STAT functionality, exceptional mean time between failures and what we believe is the fastest turnaround time in the industry.

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

For transfusion, our molecular typing assays use our multiplex, polymerase chain reaction (“PCR”) technology. Our current offering includes HEA and Human Platelet Antigen (“HPA”) assays as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS database.

In May 2014, the U.S. Food and Drug Administration (“ FDA”) approved our PreciseTypeTM HEA test, which is the first FDA-approved molecular immunohematology product on the market. Formerly marketed as the HEA BeadChip™ Test, PreciseType provides clinicians with detailed genetic matching information that can reduce the risk of alloimmunization (antibody production) and serious hemolytic reactions associated with transfusions, which can be especially problematic for patients receiving frequent blood transfusions. With its FDA in-vitro diagnostic approval, PreciseType is now the “test of record” in the U.S. for both patient and donor typing of red blood cells. The test has been CE-marked in Europe for in vitro diagnostics, or IVD, use since 2010.

For transplant diagnostics, we deliver our reagents for both typing and screening on Luminex’s xMAP multiplex technology. In addition to other HLA-related testing products, such as serological typing trays, we also sell assays that monitor organ health post-transplant.

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

Backlog

For the majority of our products, the nature and shelf life prohibits us from maintaining a material backlog. For the orders in backlog, it is expected that the majority will be shipped or completed within the following 12 months. At May 31, 2014, our backlog was not material.

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

We source our transfusion diagnostic instruments from single-source suppliers. Although we currently do not have written contract with our Echo instrument supplier, we generally operate under the terms of past contractual arrangements with that supplier. We believe that our business relationships with these suppliers are good. While these relationships are significant, we believe that other manufacturers could supply these instruments to us after a reasonable transition period. In the event one or more of these suppliers experience financial problems that prevent it from continuing to produce our instruments, we believe it would take in the range of 18 months to 24 months to begin production with a new supplier. While a change in suppliers would disrupt our business during the transition period, we do not believe it would have a material financial impact on our business as a whole.

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

In the U.S., an FDA biologics license is issued for an indefinite period of time, subject to the FDA’s right to revoke the license.  As part of its overview responsibility, the FDA makes facility inspections on an unannounced basis.  In addition, each product manufactured by us is subject to formal product submissions and review processes by the FDA and other regulatory bodies, such as Health Canada, a European Union recognized Notified Body and the Japanese Ministry of Health prior to authorization to market. Significant changes to our products or facilities can require additional submission and review prior to implementation. For example, we hold several FDA biologic licenses to manufacture blood grouping reagents, anti-human globulin reagents and reagent red blood cells. We must submit biologic license applications, pre-market approval applications or 510(k) pre-market notifications to the FDA to obtain product licenses, market approval or market clearance for new products or instruments. To accomplish this, we must submit detailed product information to the FDA, perform a clinical trial of the product, and demonstrate to the satisfaction of the FDA that the product meets certain efficacy and safety standards. There can be no assurance that any future product licenses, product clearances or instrument clearances will be obtained by us.

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

Research, Development and Intellectual Property

We rely on a combination of patent and trade secret laws, know-how and licensing opportunities to establish and protect our proprietary technologies and products. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we own any single patent or hold any single license (or series of patents or licenses) that is material to the operation of our business, but we consider them in the aggregate to be of material importance to our business.

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe. For fiscal 2014, fiscal 2013, the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), and the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011), we spent approximately $29.1 million (including $7.8 million for LIFECODES), $21.3 million (including $1.7 million for LIFECODES), $13.9 million, and $4.9 million, respectively, for research and development.

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

Our principal competitors worldwide in transfusion diagnostics are Ortho-Clinical Diagnostics and Bio-Rad Laboratories, Inc. In transplantation diagnostics, our primary competitor is Thermo Fisher Scientific.

Employees

At May 31, 2014, we had approximately 1,090 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

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

We may not be successful in capitalizing on our acquisitions.

The long-term success of our LIFECODES acquisition, our other acquisitions and any additional acquisitions we may complete in the future will depend upon our ability to successfully grow the acquired businesses as well as realize the anticipated benefits from combining the acquired businesses with our business. We may fail to grow the LIFECODES business or realize anticipated benefits for a number of reasons.

With the acquisition of LIFECODES, Immucor entered the new markets of transplantation and coagulation in which we do not have significant experience. Our success is dependent on our ability to understand and be effective competitively in these new markets. Problems may arise with our ability to successfully grow and to successfully integrate acquired businesses and technologies, which may result in us not operating as effectively and efficiently as expected. Acquisitions could cause diversion of management time as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for oversight as well as integration activities. We may face difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience today. In addition, we may not be able to achieve the expected synergies or anticipated growth targets from acquisitions or it may take longer than expected to achieve those synergies and growth targets. Acquisitions may cause other unexpected costs or liabilities and our failure to realize the anticipated benefits from acquisitions could harm our business and prospects.

Our business may be harmed by the contingent earn-out obligations in connection with acquisitions.

In connection with some of our acquisitions, we incur obligations to make contingent earn-out payments if certain financial and product development targets of certain acquired businesses are met over specified periods. Contractual provisions relating to the contingent earn-out obligation include covenants to operate the acquired businesses in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the earn-out obligation amount due as well as the operation of the acquired businesses. Such litigation could be expensive and divert management attention and resources. We can give no assurance that our contingent obligations, including the associated covenants relating to the operation of the acquired businesses, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

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

In the fiscal year ended May 31, 2014, revenue outside the U.S. was approximately 38% of total revenue. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could make our products less competitive and affect our revenue and earnings levels. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, product mix, geographic mix and manufacturing costs. As we continue to drive automation in the blood bank marketplace, we may experience increased instrument sales. The probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. For our products, margins vary depending upon the type of product. Additionally, market pricing for our products varies by geographic region. Depending upon the product and geographic sales mix, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

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

Interruptions in our production capabilities could increase our production costs or reduce sales.

Our manufacturing processes are dependent upon critical pieces of equipment for which there may be only limited or no production alternatives and this equipment may, on occasion, be out of service as a result of unanticipated failures. We may experience periods of reduced production as a result of these types of equipment failures, which could cause us to lose or prevent us from taking advantage of various business opportunities or prevent us from responding to competitive pressures.

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

Our molecular diagnostics products may not gain wide commercial acceptance.

BioArray’s molecular diagnostics products have slowly gained commercial traction. In May 2014, the FDA approved our PreciseTypeTM HEA test, but even with regulatory approval, these products are new to the marketplace and we will have to develop the nascent market for these products over time. Our molecular transfusion diagnostic business is also subject to risks associated with reimbursement, cannibalization of a portion of our existing serology business and the same macroeconomic factors, such as lower blood demand, that our serology business faces.

We may be unable to adequately protect our proprietary technology.

We have a substantial patent portfolio of issued patents or pending patent applications supporting our molecular immunohematology offering. We also have patents supporting our transfusion and coagulation products. Our competitiveness depends in part on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Because the law is constantly changing, and unforeseen facts may arise, there is always a risk that patents may be found to be invalid or unenforceable. Therefore, there is no absolute certainty as to the exact scope of protection associated with any intellectual property. We believe our patents, together with our trade secrets and know-how, will prevent any current or future competitors from successfully copying and distributing our products. However, there can be no assurance that competitors will not develop around the patented aspects of any of our current or proposed products or independently develop technology or know-how that is equivalent to or competitive with our technology and know-how. Any damage to our intellectual property portfolio could result in an adverse effect on our current or proposed products, our revenues and our operations.

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

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2014, approximately 62% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

Changes in government policy may have a material adverse effect on our business.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation.

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

We have a significant amount of indebtedness outstanding. The major components of our debt financing consists of (i) the Senior Credit Facilities, as amended, comprised of: (a) a $100.0 million Revolving Credit Facility which matures in August 2017, and (b) a $663.3 million Term Loan Facility which matures in August 2018, and (ii) $400.0 million of unsecured 11.125% Notes due in August 2019. As of May 31, 2014, total principal indebtedness outstanding was $1,055.1 million and we had unused commitments of $100.0 million under our Revolving Credit Facility. The terms of the Senior Credit Facilities, as amended, also provide that we can borrow up to an additional $100.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions including bank approval.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of May 31, 2014, our Senior Credit Facilities had unused revolving debt commitments of $100.0 million, which amount could increase up to an additional $100.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions, including bank approval. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the risks that we face could intensify.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming that the entire Revolving Facility was fully drawn, each one-eighth point change in the LIBOR interest rate above the Term Loan Facility’s LIBOR floor of 1.25% would result in a $0.9 million change in annual interest expense on our indebtedness under our Senior Credit Facilities. We have entered into, and may continue to enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

And, from time to time, we are a party to certain legal proceedings in the ordinary course of business. However, we are not currently subject to any other legal proceedings expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 6. – Selected Financial Data.

The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, located in “Item 8. Financial Statements and Supplementary Data.” The statement of operations data for each of the periods presented, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands).

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through	Year Ended
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011	May 31, 2010

Net sales	$388,056	347,788	261,814	74,910	333,091	329,073
Cost of sales (exclusive of amortization shown separately below)	139,634	120,027	105,698	22,955	96,175	95,349
Gross margin	248,422	227,761	156,116	51,955	236,916	233,724

Operating expenses:
Research and development	29,070	21,313	13,929	4,895	15,900	15,437
Selling and marketing	59,057	50,129	32,913	10,510	35,931	36,995
Distribution	20,165	18,718	14,333	3,952	16,508	14,831
General and administrative	41,603	42,801	36,954	19,312	37,747	36,841
Amortization expense	52,965	50,765	39,224	931	4,333	4,278
Acquisition-related items	(4,638)	2,616	1,362	18,863	500	-
Impairment loss	160,150	3,500	-	-	-	-
Certain litigation expenses	-	-	22,000	-	-	-
Loss on disposition of fixed assets	-	1,175	-	-	-	-
Total operating expenses	358,372	191,017	160,715	58,463	110,919	108,382

(Loss) income from operations	(109,950)	36,744	(4,599)	(6,508)	125,997	125,342

Non-operating (expense) income:
Interest income	36	28	7	142	706	454
Interest expense	(88,304)	(90,830)	(77,048)	-	(70)	(33)
Loss on extinguishment of debt	-	(9,111)	-	-	-	-
Other, net	45	(539)	447	2,673	3,997	(551)
Total non-operating (expense) income	(88,223)	(100,452)	(76,594)	2,815	4,633	(130)

(Loss) income before income taxes	(198,173)	(63,708)	(81,193)	(3,693)	130,630	125,212
(Benefit) provision for income taxes	(15,916)	(24,566)	(31,546)	2,681	41,303	42,629
Net (loss) income	$(182,257)	(39,142)	(49,647)	(6,374)	89,327	82,583

	The following data is as of the dates indicated below:
			Successor	Predecessor

	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011	May 31, 2011	May 31, 2010

Working capital	$91,917	87,069	71,295	381,259	378,979	270,939
Total assets	1,824,414	2,000,970	1,949,153	652,395	633,127	519,834
Long-term debt, net of debt discounts	1,037,183	1,039,278	986,361	-	-	-
Shareholders’ equity	468,616	644,706	637,378	576,646	568,872	456,123

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

Business Highlights of 2014

The following is a summary of significant factors affecting our business in fiscal 2014:

●	Acquisitions –

o

LIFECODES – We completed the acquisition of LIFECODES in the fourth quarter of fiscal 2013. We included the results of operations, financial position and cash flows of the acquired business in our consolidated financial statements from their dates of acquisition. Therefore, LIFECODES’ operating results were included in our consolidated financial statements for all of fiscal 2014, but were only included for approximately 2 months of fiscal 2013. LIFECODES contributed $47.3 million and $9.5 million in net sales and reported operating loss before income tax of $1.4 million and $2.6 million for the fiscal 2014 and fiscal 2013 periods, respectively. These operating results include non-cash charges of approximately $2.4 million and $0.4 million for amortization expense of intangible assets for fiscal 2014 and fiscal 2013, respectively, and approximately $2.8 million and $1.7 million of amortization expense for fiscal 2014 and fiscal 2013, respectively, related to a fair value adjustment to inventory that was recorded as of the acquisition date.

The LIFECODES purchase agreement included a potential earn-out totaling $10.0 million in cash if the LIFECODES business achieved a certain financial target in calendar 2013. During calendar year 2013, and our fiscal year 2014, management estimated, for accounting purposes, that the likelihood of achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability from $4.6 million to zero. This decrease in the contingent consideration liability is reflected as a gain in the acquisition-related items in the consolidated statements of operations for fiscal 2014.

o

Distribution businesses – We completed the acquisition of two distribution businesses of LIFECODES products on January 31, 2014 for $6.4 million in cash, including acquired cash of $1.2 million. These acquisitions enable us to streamline the distribution of our LIFECODES products in Europe. The operating results of these two distribution businesses were included in fiscal 2014 after the date of acquisition, but were not included in the fiscal 2013.

o

Organ-i – On May 30, 2014, we completed the acquisition of Organ-i, Inc. a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal 2015 through fiscal 2020 periods are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million.

●	Goodwill Impairment –

o

Goodwill is evaluated on a reporting unit basis, therefore, while the overall aggregate value of the Company’s six reporting units exceeds the aggregate carrying amount of goodwill for these units, an impairment was generated for one of the six reporting units. Accordingly, a goodwill impairment charge was recorded for $160.0 million in the fourth quarter of fiscal 2014 for one of our reporting units.

●	Notice of Intent to Revoke Lifted –

o

During December 2013, the FDA conducted an inspection of our Norcross facility and found no significant deviations. As a result, the FDA lifted the notice of intent to revoke (“NOIR”) administrative action effective May 2014.

●	PreciseTypeTM FDA Approval –

o

In May 2014, the FDA approved our PreciseTypeTM HEA test, which is the first FDA-approved molecular immunohematology product on the market. Formerly marketed as the HEA BeadChip™ Test, PreciseType provides clinicians with detailed genetic matching information that can reduce the risk of alloimmunization (antibody production) and serious hemolytic reactions associated with transfusions, which can be especially problematic for patients receiving frequent blood transfusions. With its FDA in-vitro diagnostic approval, PreciseType is now the “test of record” in the U.S. for both patient and donor typing of red blood cells. The test has been CE-marked in Europe for IVD use since 2010.

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

In the following financial tables, we have presented the results of operations for the twelve month periods ended May 31, 2014 (the fiscal 2014 period), and May 31, 2013 (the fiscal 2013 period), and have presented separately the results of operations for the period from August 20, 2011 to May 31, 2012 (the Successor fiscal 2012 period) and the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period). We have prepared our discussion and analysis of the results of operations and cash flows by comparing the fiscal 2014 period, the fiscal 2013 period, and the results of the combined Predecessor fiscal 2012 period and the Successor fiscal 2012 period, all of which include twelve months of operating activity. We believe this approach provides the most meaningful basis for the analysis and discussion of our results. Combined changes in operating results (i) have not been prepared on a pro forma basis as if the Immucor Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Immucor Acquisition, and (iii) may not be predictive of future results of operations. The operating results presented in the table below are in thousands of dollars, except percentages.

			Successor	Predecessor	Change
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011	Amount	%	Amount	%

Net sales	$388,056	347,788	261,814	74,910	$40,268	11.6	$11,064	3.3
Cost of sales (*)	139,634	120,027	105,698	22,955	19,607	16.3	(8,626)	(6.7)
Gross margin	248,422	227,761	156,116	51,955	20,661	9.1	19,690	9.5

Operating expenses:
Research and development	29,070	21,313	13,929	4,895	7,757	36.4	2,489	13.2
Selling and marketing	59,057	50,129	32,913	10,510	8,928	17.8	6,706	15.4
Distribution	20,165	18,718	14,333	3,952	1,447	7.7	433	2.4
General and administrative	41,603	42,801	36,954	19,312	(1,198)	(2.8)	(13,465)	(23.9)
Amortization expense	52,965	50,765	39,224	931	2,200	4.3	10,610	26.4
Acquisition-related items	(4,638)	2,616	1,362	18,863	(7,254)	**	(17,609)	(87.1)
Impairment loss	160,150	3,500	-	-	156,650	**	3,500	**
Certain litigation expenses	-	-	22,000	-	-	**	(22,000)	(100.0)
Loss on disposition of fixed assets	-	1,175	-	-	(1,175)	**	1,175	**
Total operating expenses	358,372	191,017	160,715	58,463	167,355	87.6	(28,161)	(12.8)

(Loss) income from operations	(109,950)	36,744	(4,599)	(6,508)	(146,694)	**	47,851	**

Non-operating (expense) income:
Interest income	36	28	7	142	8	28.6	(121)	(81.2)
Interest expense	(88,304)	(90,830)	(77,048)	-	2,526	(2.8)	(13,782)	17.9
Loss on extinguishment of debt	-	(9,111)	-	-	9,111	**	(9,111)	**
Other, net	45	(539)	447	2,673	584	**	(3,659)	**
Total non-operating (expense) income	(88,223)	(100,452)	(76,594)	2,815	12,229	(12.2)	(26,673)	36.2

Loss before income taxes	(198,173)	(63,708)	(81,193)	(3,693)	(134,465)	211.1	21,178	(24.9)
(Benefit) provision for income taxes	(15,916)	(24,566)	(31,546)	2,681	8,650	(35.2)	4,299	(14.9)
Net loss	(182,257)	(39,142)	(49,647)	(6,374)	$(143,115)	365.6	$16,879	(30.1)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

 Years Ended May 31, 2014 and 2013:

Net sales were $388.1 million in fiscal 2014 as compared with $347.8 million in fiscal 2013, an increase of $40.3 million, or 11.6%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

	Year Ended		Change
	May 31, 2014	May 31, 2013	Amount	%
Net sales by product group:
Transfusion	$330,547	330,931	(384)	(0.1)
Transplant & Molecular	57,509	16,857	40,652	241.2
Total	$388,056	347,788	40,268	11.6

Transfusion: Net sales of our transfusion products in fiscal 2014 were $330.5 million as compared with $330.9 million in fiscal 2013, a decrease of $0.4 million, or 0.1%. The decrease in net sales was primarily due to fewer ship cycles partially offset by the favorable effect of changes in foreign currency exchange rates on our international operations in fiscal 2014 as compared with fiscal 2013. The increase in revenue generated from a higher number of instrument placements in fiscal 2014 as compared with fiscal 2013 was offset by the impact of a disruption in the production of certain transfusion products in fiscal 2014 resulting in lost sales. After adjusting for the impact of foreign currency exchange rate fluctuations and ship cycles, net sales in fiscal 2014 were comparable with the net sales of fiscal 2013.

Transplant & Molecular: Net sales of our transplant and molecular products for fiscal 2014 were $57.5 million as compared with $16.8 million for the fiscal 2013 periods, an increase of $40.7 million, or over 200%. This increase was primarily due to additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013.

Gross margin increased by $20.7 million for fiscal 2014 as compared with fiscal 2013, or 9.1%, mainly due to the higher net sales generated in 2014. Gross margin as a percentage of consolidated net sales was approximately 1.5% lower in fiscal 2014 as compared with fiscal 2013. The lower gross margin percentage was primarily due to a less favorable product mix, a lower gross margin percentage on our transfusion products, and additional amortization of the adjustment in fair value of inventory of $1.5 million related to recent acquisitions that was included in fiscal 2014 that was not included in fiscal 2013. The lower gross margin percentage on our transfusion products was mainly due to the production disruption in fiscal 2014 resulting in lost sales. Gross margin as a percentage of consolidated net sales was also lower due to the medical device excise tax that became effective in January 2013 which increased our production costs by approximately $1.2 million.  These decreases in gross margin percentage were partially offset by lower depreciation expense of approximately $6.3 million in fiscal 2014 related to a change in the anticipated benefit period of our instrument equipment assets as discussed in the section entitled “Change in Estimates” below.

Research and development expenses were $29.1 million in fiscal 2014 as compared with $21.3 million in the fiscal 2013 periods. The overall increase of $7.8 million, or 36.4%, was primarily due to additional expenses related to LIFECODES and continued investment in development projects. One of the most significant projects underway is our new molecular blood typing assay (now marketed as the PreciseTypeTM HEA test). This new product is an in vitro diagnostic test and is our core molecular test for extended typing of red blood cell antigens which was approved by the FDA in May 2014. We anticipate introducing this new product to the market in the near term.

Selling and marketing expenses were $59.0 million in fiscal 2014 as compared with $50.1 million in fiscal 2013. The increase of $8.9 million, or 17.8%, was primarily due to additional costs related to LIFECODES.

Distribution expenses were $20.2 million in fiscal 2014 as compared with $18.7 million in fiscal 2013, an increase of $1.4 million, or 7.7%. The increase was primarily due to additional costs related to LIFECODES.

General and administrative expenses were $41.6 million in the fiscal 2014 period as compared with $42.8 million in the fiscal 2013 periods, a decrease of $1.2 million, or 2.8%. The decrease was primarily due to cost reduction efforts made by management in fiscal 2014, synergies achieve from our LIFECODES acquisition, and a reduction in bad debt expense of $1.9 million resulting from a change in estimate of the allowance for doubtful accounts as discussed in the section entitled “Change in Estimates” below. These decreases in costs were partially offset by additional expenses related to LIFECODES.

Amortization expense was $53.0 million for fiscal 2014 as compared with $50.8 million for fiscal 2013, an increase of $2.2 million, or 4.3%. The increase was primarily due to a full year of amortization of intangible assets related to the LIFECODES acquisition in fiscal 2014 as compared with two months of amortization in fiscal 2013.

Acquisition-related items was a gain of $4.6 million for fiscal 2014 resulting from a decrease in the contingent consideration liability related to the acquisition of LIFECODES. Based upon information available in fiscal 2014, management determined that the likelihood of the LIFECODES business achieving the financial performance target was lower than previously estimated and decreased the fair value of the related contingent consideration liability by $4.6 million to zero in fiscal 2014. See Note 2 to the consolidated financial statements for additional information related to the LIFECODES acquisition.

An impairment loss on goodwill of $160.0 million was recorded for one of our reporting units in the fourth quarter of fiscal 2014. The Company has six reporting units with goodwill from prior acquisitions reported on the balance sheet at May 31, 2014. The annual evaluation for impairment utilizes the financial projections of the next fiscal year and the five year strategic plans that are prepared in the fourth quarter and reflect Management’s continuing knowledge of the operations and the markets in which the reporting units operate. Because goodwill is evaluated on a reporting unit basis, an impairment was generated for one of the six reporting units, although the overall aggregate value of the Company’s six reporting units exceeds the aggregate carrying amount of goodwill for these units. (See Note 7 to the consolidated financial statements for additional information on the goodwill impairment). In addition, an impairment loss on an in-process research and development (“IPR&D”) project of $0.2 million was recorded in fiscal 2014. It was determined that a project related to our transplant and molecular diagnostics business was no longer economically feasible and therefore was abandoned and its costs were fully written-off.

Non-operating expense was $88.2 million in the fiscal 2014 period and $100.4 million in the fiscal 2013 periods, a decrease of $12.2 million. The most significant component of non-operating expense is interest expense from our long-term debt which was first issued at the time of the Immucor Acquisition, in August 2011. The decrease in non-operating net expense for fiscal 2014 as compared with fiscal 2013 was mainly due to a $9.1 million loss on the extinguishment of debt incurred from refinancing of our Senior Credit Facilities twice during fiscal 2013 that did not reoccur in fiscal 2014. Non-operating net expense was also lower in fiscal 2014 due to a decrease in interest expense of $2.5 million on our outstanding debt. The lower interest expense was mainly due to a lower interest rate, partially offset by a higher average long-term debt balance in fiscal 2014 as compared with fiscal 2013. The higher average debt balance was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

The effective tax rate for the fiscal 2014 period and the fiscal 2013 period was 8.0% and 38.6%, respectively.  The effective tax rate for fiscal 2014 was lower as compared with the effective tax rate for the fiscal 2013 periods primarily because the impairment of goodwill is not deductible for tax purposes.  Other items that impacted the lower rate are the fact that the acquisition-related items are not taxable, the impact of lower foreign income tax rates, discrete tax items recognized during the fiscal 2014 as compared to fiscal 2013 period, and the expiration of the statute of limitations of the benefits associated with uncertain tax positions.

Years Ended May 31, 2013 and 2012:

Net sales were $347.8 million in the fiscal 2013 period as compared with $336.7 million in the combined Successor and Predecessor fiscal 2012 periods, an increase of $11.1 million, or 3.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

		Successor	Predecessor	Change
		August 20, 2011	June 1, 2011
	Year Ended	through	through
	May 31, 2013	May 31, 2012	August 19, 2011	Amount	%
Net sales by product group:
Transfusion	$330,931	257,046	73,632	253	0.1
Transplant & Molecular	16,857	4,768	1,278	10,811	178.8
Total	$347,788	261,814	74,910	11,064	3.3

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

Transplant & Molecular: Net sales of our transplant and molecular products for fiscal 2013 were $16.8 million as compared with $6.0 million for the combined Successor and Predecessor fiscal 2012 periods, an increase of $10.8 million, or approximately 180%. This increase was primarily due to $9.5 million of additional net sales from our newly acquired product lines from the LIFECODES acquisition completed on March 22, 2013 as well as $1.3 million of organic growth in net sales in our existing product lines in fiscal 2013. Net sales of our existing molecular products increased in fiscal 2013 as compared with the combined Successor and Predecessor fiscal 2012 periods mainly due to increased market acceptance of those products in the U.S. and Latin America.

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

Non-operating expense was $100.5 million in the fiscal 2013 period and $73.8 million in the combined Successor and Predecessor fiscal 2012 periods, an increase of $26.7 million. The most significant component of non-operating expense is interest expense from our long-term debt which was first issued at the time of the Immucor Acquisition, in August 2011. The year-over-year increase in non-operating expense was mainly due to higher interest expense of $13.7 million resulting from the impact of outstanding debt for the full year of fiscal 2013 as compared to 9.5 months in fiscal 2012, a $9.1 million loss on the extinguishment of debt incurred from the refinancings of our Senior Credit Facilities, and a foreign exchange gain of $2.9 million related to the settlement of intercompany balances realized in the Predecessor fiscal 2012 period.

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

Change in Estimates

Change in the Provision for Allowance for Doubtful Accounts

During fiscal 2014, we reviewed the valuation method used to determine the estimate of our allowance for doubtful accounts and determined that a change in estimate was needed to better reflect our actual bad debt experience. As a result, we revised our valuation method, effective November 30, 2013, and reduced the estimate of our allowance for doubtful accounts on uncollected receivables in the second quarter of fiscal 2014. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million in fiscal 2014.

Change in Depreciable Lives of Property and Equipment

In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. During fiscal 2014, this review indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we changed our estimates of the useful lives of our instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $6.3 million and a decrease in net loss of approximately $3.6 million for fiscal 2014, respectively.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In fiscal 2014, our cash and cash equivalents decreased by $5.8 million to $23.6 million as of May 31, 2014. The decrease was primary due to net cash used for acquisitions totaling $16.0 million, for the purchase of additional property and equipment of $9.2 million, and to repay $6.7 million of long-term debt. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities. There were no borrowings from the Revolving Facility during fiscal 2014. The cash balance at May 31, 2014 includes cash of $19.2 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

Operating activities

Operating activities provided cash of $25.6 million in fiscal 2014 as compared with $24.5 in fiscal 2013. The increase was mainly due to improved operating results exclusive of non-cash adjustments, partially offset by higher working capital requirements. The higher working capital requirements in fiscal 2014 were primarily due to an increase in inventory levels partially offset by a decrease in collections of accounts receivable, and lower interest payments in fiscal 2014 as compared with fiscal 2013. Interest payments were lower in the fiscal 2014 as compared with fiscal 2013 due to the refinancing of our long-term debt twice during fiscal 2013 which reduced the interest rate of our Senor Credit Facilities; we made interest payments of $79.8 million in fiscal 2014 and $85.0 million in fiscal 2013. The favorable impact of a lower interest rate on our long-term debt was partially offset by the impact of higher average borrowings on our interest payments made in fiscal 2014. The higher average borrowings were primarily due to the acquisition of LIFECODES in the fourth quarter of fiscal 2013.

Investing activities

During the fiscal 2014, we used cash of $17.2 million to acquire new businesses as compared with using $84.8 million of cash in fiscal 2013 to acquire the LIFECODES business. We received cash of $1.1 million in fiscal 2014 from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. We also used $9.2 million of cash to purchase property and equipment, including the upgrade of certain financial systems, in fiscal 2014 as compared with $9.6 million of cash used for property and equipment purchases in fiscal 2013.

Financing activities

In fiscal 2014, we used cash for financing activities of $6.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during fiscal 2014. In fiscal 2013, net cash provided by financing activities was $80.8 million. The LIFECODES acquisition in fiscal 2013 was funded by additional borrowings of $50.0 million under the Term Loan Facility and an equity investment of $42.5 million from our Parent. The excess of the cash received over the purchase price was used to pay transaction expenses and provided an additional $2.1 million of working capital.

In addition to the borrowings for the LIFECODES acquisition, we refinanced our Senior Credit Facilities twice in fiscal 2013. In connection with these refinancings, we received cash proceeds of $288.1 million including the $6.0 million of additional term loan debt, and we repaid long term debt of $282.1 million. We also made scheduled principal payments on the Term Loan Facility of $6.2 million and paid debt issuance costs of $11.4 million that resulted from the refinancing of our Senior Credit Facilities during fiscal 2013 and the LIFECODES acquisition.

The first refinancing arrangement completed in August 2012 lowered the interest rate on our Term Loan Facility by 1.50%, including lowering the LIBOR floor on the term debt from 1.50% to 1.25%, lowered the interest rate on the revolving debt and extended the maturity date of the Revolving Facility to August 2017. In February 2013, we refinanced our Senior Credit Facilities again which lowered our interest rates on the Term Loan Facility by 0.75%. The refinancing completed in February 2013 also lowered the interest rate on the Revolving Facility and modified the financial covenant per the Senior Credit Facilities to only apply to the Revolving Facility.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We are currently not involved in any material legal proceedings. (See Part I, Item 3 – Legal Proceedings for further discussion.) Although we believe we have meritorious defenses to the claims and other issues asserted in such matters, one or more of such matters or any future legal matters may have an adverse effect on the Company or our financial position. Contingent liabilities are described in Note 22 to the audited consolidated financial statements included herein.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $33.1 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of May 31, 2014, we had principal of $1,055.0 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility was $100 million as of May 31, 2014.

We expect that recurring capital expenditures during fiscal 2015 will range from $10 million to $15 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade certain financial systems.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments for the next five years are detailed in the table below:

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Senior Credit Facilities (1) (2)	$655,044	6,632	13,264	635,148	-
Notes (2)	400,000	-	-	-	400,000
Purchase obligations	46,253	20,773	10,619	8,011	6,850
Operating and capital leases	31,866	4,345	7,877	6,730	12,914
Acquisition costs for earn-out provision (4)	11,300	-	4,490	6,797	13
Interest (3)	390,816	78,985	156,108	133,473	22,250
Total contractual cash obligations	$1,535,279	110,735	192,358	790,159	442,027

(1)	The Senior Credit Facilities are comprised of a $655.0 million Term Loan Facility and a $100.0 million Revolving Facility. These are minimum scheduled payments of the Term Loan Facility.
(2)	Amounts shown do not include interest.
(3)

Interest on the Term Loan Facility is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the credit agreement. Interest on the Notes is computed using the stated interest rate.

(4)

This earn-out provision is calculated using the present value of the expected (probability-weighted) payments based on the likelihood of achieving each of the financial performance targets. The total cash payments will total $18.0 million assuming that the full earn-out amount is achieved.

In addition to the obligations in the table above, approximately $14.5 million of unrecognized tax benefits, including accrued interest of $1.6 million, have been recorded as liabilities in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, and we are uncertain as to if or when such amounts may be settled.  However, as none of these amounts are expected to be settled within the current period, all amounts are classified as long-term. We recorded $4.1 million as an offset to long-term deferred tax liabilities and $10.4 million in other long-term liabilities.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2014.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the fiscal year ended May 31, 2014, May 31, 2013 and for fiscal 2012 separated into the Successor and Predecessor periods is calculated as follows:

			Successor	Predecessor
	Year Ended		August 20, 2011 to	June 1, 2011 to
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Net loss	$(182,257)	(39,142)	(49,647)	(6,374)
Interest expense (income), net	88,268	90,802	77,041	(142)
Income tax (benefit) expense	(15,916)	(24,566)	(31,546)	2,681
Depreciation and amortization*	71,287	71,746	53,650	4,264

EBITDA	(38,618)	98,840	49,498	429

Adjustments to EBITDA:
Stock-based compensation (i)	1,512	1,423	753	16,233
Acquisition expenses, net (ii)	(2,397)	3,072	665	15,906
Sponsor fee (iii)	3,916	4,390	3,055	106
Non-cash impact of purchase accounting (iv)	3,284	2,119	22,183	2,379
Impairments	160,150	3,500	-	-
Loss on extinguishment of debt	-	9,111	-	-
Certain non-recurring expenses and other (v)	13,903	17,368	32,953	2,771
Adjusted EBITDA	$141,750	139,823	109,107	37,824

* Depreciation and amortization related to purchase accounting is reflected below on the line titled Non-cash impact of purchase accounting (v).

i.	Represents non-cash stock-based compensation.
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
v.

Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs, and the effect of the change in estimate in the allowance for doubtful accounts recorded in fiscal 2014 which decreased the adjustment for non-recurring expenses and non-cash items by $1.9 million for that period.

In fiscal 2014, we revised the presentation of EBITDA and Adjusted EBITDA to include all of the depreciation and amortization expense on a single line and to exclude the adjustment for deferred revenue related to the acquisition of Immucor that was previously included in item v. of the calculation for all periods presented. The deferred revenue adjustment increased Adjusted EBITDA to reflect certain revenue items that were written-off in fiscal 2012 as a result of the acquisition of Immucor to increase the comparability of Adjusted EBITDA reported in fiscal 2012 with that reported in fiscal 2011. Management has determined that this adjustment is not as relevant for comparability purposes on a go-forward basis, and has therefore excluded it from the Adjusted EBITDA presentation. The following table is a reconciliation of Adjusted EBITDA that was previously reported and that presented in the table above for the fiscal year ended May 31, 2013 and for fiscal 2012 separated into the Successor and Predecessor periods are as follows (in thousands):

		Successor	Predecessor
	Year Ended	August 20, 2011 to	June 1, 2011 to
	May 31, 2013	May 31, 2012	August 19, 2011

Adjusted EBITDA as previously presented	$142,656	112,093	37,969
Less: Deferred revenue adjustment	2,833	2,986	145
Adjusted EBITDA as presented in the table above	$139,823	109,107	37,824

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of May 31, 2014, we were in compliance with our senior secured net leverage ratio covenant.

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

We enter into arrangements in which we commit to delivering multiple products or services to our customers. In these cases, total arrangement consideration is allocated to all deliverables, which primarily include the delivery of products such as reagents and part kits, instrument (sold and leased) and the performance of services such as training and general support services, based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence (“VSOE”) of fair value for reagents and general support services, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”) for all other deliverables. VSOE generally exists only when we sell the deliverable separately and it is the price actually charged by us for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

In connection with the LIFECODES acquisition on March 22, 2013, a fair value adjustment of approximately $4.5 million increased inventory to fair value, which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment was expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment was expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories were again stated at the lower of cost or market, net of reserves.

iv) Goodwill

Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are amortized over their useful lives.

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

Recently Issued Accounting Standards

Accounting Changes Recently Adopted

In the first quarter of 2014, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of our financial statements can understand the effect that offsetting has on our financial position. The adoption of ASU 2011-11 did not have a material impact on our consolidated financial statements.

In the first quarter of 2014, we adopted the FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

In the first quarter of 2014, we adopted the FASB ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In the first quarter of 2014, we adopted the FASB ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013- 10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.

In the second quarter of 2014, we adopted the FASB ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of ASU 2013-04 did not have a material impact on our consolidated financial statements.

In the second quarter of 2014, we adopted the FASB ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial statements.

In the second quarter of 2014, we adopted the FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

In the fourth quarter of 2014, we adopted the FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. We elected early adoption of this standard for disposals subsequent to May 31, 2014.  The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

Accounting Changes Not Yet Adopted

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. We will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, which corresponds to our first quarter of fiscal 2018. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect of the adoption of ASU 2014-09 on our consolidated financial statements.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, and trade receivables and trade payables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded a foreign currency translation gain of $4.3 million in fiscal 2014, gain of $1.6 million in fiscal 2013, and losses of $18.4 million in the Successor fiscal 2012 period, and $2.2 million in the Predecessor fiscal 2012 period.

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the term loan outstanding under our Senior Credit Facilities. We have approximately $655.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under our Senior Credit Facilities would increase should interest rates exceed the 1.25% floor our pro forma annual interest expense by approximately $0.8 million, assuming there are no borrowings under the Revolving Credit Facility. The Senior Credit Facilities also allow up to an aggregate of $100.0 million (or a greater amount if we meet specified financial ratios) in uncommitted incremental facilities, the availability of which are subject to our meeting certain conditions, bearing interest at variable rates. We have interest rate swaps on approximately 37% of our outstanding Term Loan Facility. These swaps reduce the risk of variability in the interest rates by fixing a portion of the interest costs. We consider these swaps to be effective hedges and they are marked-to-market with the changes in other comprehensive income.

Item 8. — Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Grant Thornton LLP Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of May 31, 2014 and as of May 31, 2013	36

Consolidated Statements of Operations for the fiscal year ended May 31, 2014, fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), and June 1, 2011 to August 19, 2011 (Predecessor)	37

Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended May 31, 2014, fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), and June 1, 2011 to August 19, 2011 (Predecessor)	38

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended May 31, 2014, fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), and June 1, 2011 to August 19, 2011 (Predecessor)	39

Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2014, fiscal year ended May 31, 2013, periods August 20, 2011 to May 31, 2012 (Successor), and June 1, 2011 to August 19, 2011 (Predecessor)	40

Notes to Consolidated Financial Statements	41

Consolidated Financial Statement Schedule	87

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the years ended May 31, 2014, 2013, and the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. and subsidiaries as of May 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended May 31, 2014 and 2013, the periods from August 20, 2011 through May 31, 2012 (Successor) and June 1, 2011 through August 19, 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

August 26, 2014

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	May 31, 2014	May 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,621	29,388
Trade accounts receivable, net of allowance for doubtful accounts of $898 and $815 at May 31, 2014 and 2013, respectively	69,629	68,086
Inventories	49,151	45,941
Deferred income tax assets, current portion	8,251	5,290
Prepaid expenses and other current assets	12,582	11,577
Total current assets	163,234	160,282

PROPERTY AND EQUIPMENT, net	76,311	76,381
GOODWILL	851,563	1,003,463
INTANGIBLE ASSETS, net	692,870	714,603
DEFERRED FINANCING COSTS, net	33,116	39,449
OTHER ASSETS	7,320	6,792
Total assets	$1,824,414	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,665	13,638
Accrued interest and interest rate swap liability	19,605	20,084
Accrued expenses and other current liabilities	23,716	26,654
Income taxes payable	4,927	3,873
Deferred revenue, current portion	2,813	2,252
Current portion of long-term debt, net of debt discounts	4,591	6,712
Total current liabilities	71,317	73,213

LONG-TERM DEBT, net of debt discounts	1,037,183	1,039,278
DEFERRED REVENUE	86	161
DEFERRED INCOME TAX LIABILITIES	223,379	231,040
OTHER LONG-TERM LIABILITIES	23,833	12,572
Total liabilities	1,355,798	1,356,264
COMMITMENTS AND CONTINGENCIES (Note 22)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of May 31, 2014 and May 31, 2013, respectively	-	-
Additional paid-in capital	753,147	751,635
Accumulated deficit	(271,264)	(89,007)
Accumulated other comprehensive loss	(13,267)	(17,922)
Total shareholders' equity	468,616	644,706
Total liabilities and shareholders' equity	$1,824,414	2,000,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

NET SALES	$388,056	347,788	261,814	74,910
COST OF SALES (exclusive of amortization shown separately below)	139,634	120,027	105,698	22,955
GROSS MARGIN	248,422	227,761	156,116	51,955

OPERATING EXPENSES
Research and development	29,070	21,313	13,929	4,895
Selling and marketing	59,057	50,129	32,913	10,510
Distribution	20,165	18,718	14,333	3,952
General and administrative	41,603	42,801	36,954	19,312
Amortization expense	52,965	50,765	39,224	931
Acquisition-related items	(4,638)	2,616	1,362	18,863
Impairment loss	160,150	3,500	-	-
Certain litigation expenses	-	-	22,000	-
Loss on disposition of fixed assets	-	1,175	-	-
Total operating expenses	358,372	191,017	160,715	58,463

(LOSS) INCOME FROM OPERATIONS	(109,950)	36,744	(4,599)	(6,508)

NON-OPERATING (EXPENSE) INCOME
Interest income	36	28	7	142
Interest expense	(88,304)	(90,830)	(77,048)	-
Loss on extinguishment of debt	-	(9,111)	-	-
Other, net	45	(539)	447	2,673
Total non-operating (expense) income	(88,223)	(100,452)	(76,594)	2,815

LOSS BEFORE INCOME TAXES	(198,173)	(63,708)	(81,193)	(3,693)
(BENEFIT) PROVISION FOR INCOME TAXES	(15,916)	(24,566)	(31,546)	2,681
NET LOSS	$(182,257)	(39,142)	(49,647)	(6,374)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

NET LOSS	$(182,257)	(39,142)	(49,647)	(6,374)

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax:
Foreign currency translation adjustment	4,315	1,644	(18,385)	(2,153)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	(313)	(535)	(2,003)	-
Less: reclassification adjustment for losses included in net income	653	712	645	-
Net changes in fair value of cash flow hedges	340	177	(1,358)	-

OTHER COMPREHENSIVE INCOME (LOSS)	4,655	1,821	(19,743)	(2,153)

COMPREHENSIVE LOSS	$(177,602)	(37,321)	(69,390)	(8,527)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Predecessor:
BALANCE, MAY 31, 2011	70,367	$7,037	45,729	499,152	16,954	568,872
Shares issued under employee stock plan	415	41	485	-	-	526
Share-based compensation expense	-	-	16,233	-	-	16,233
Stock repurchases and retirements	(103)	(10)	(448)	-	-	(458)
Net loss	-	-	-	(6,374)	-	(6,374)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(2,153)	(2,153)
BALANCE, August 19, 2011	70,679	$7,068	61,999	492,778	14,801	576,646

Successor:
BALANCE, AUGUST 20, 2011	-	$-	-	-	-	-
Capital contribution from Parent, net of costs (1)	100	-	706,233		-	706,233
Other	-	-	-	(218)	-	(218)
Share-based compensation expense	-	-	753	-	-	753
Net loss	-	-	-	(49,647)	-	(49,647)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(18,385)	(18,385)
Cash flow hedges, net of tax	-	-	-	-	(1,358)	(1,358)
BALANCE, MAY 31, 2012	100	-	706,986	(49,865)	(19,743)	637,378
Capital contribution from Parent, net of costs	-	-	42,500		-	42,500
Share-based compensation expense	-	-	1,423	-	-	1,423
Net loss	-	-	-	(39,142)	-	(39,142)
Tax benefit from tax deduction contributed by Holdings	-	-	726	-	-	726
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	1,644	1,644
Cash flow hedges, net of tax	-	-	-	-	177	177
BALANCE, MAY 31, 2013	100	-	751,635	(89,007)	(17,922)	644,706
Share-based compensation expense	-	-	1,512	-	-	1,512
Net loss	-	-	-	(182,257)	-	(182,257)
Foreign currency translation adjustments	-	-	-	-	4,315	4,315
Cash flow hedges, net of tax	-	-	-	-	340	340
BALANCE, MAY 31, 2014	100	$-	753,147	(271,264)	(13,267)	468,616

(1)

In connection with the Immucor Acquisition, the Sponsor incurred certain costs, aggregating to $28.9 million in fiscal 2012, which were either (i) paid for on behalf of the Sponsor or (ii) reimbursed to the Sponsor by the Company. The costs that were reimbursed to the Sponsor are reflected as a reduction of stockholders’ equity in the consolidated financial statements of the Company.

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011
OPERATING ACTIVITIES:
Net loss	$(182,257)	(39,142)	(49,647)	(6,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,287	71,746	54,745	4,321
Noncash interest expense	8,761	7,471	5,656	-
Inventory fair value adjustment	2,889	1,745	24,439	-
Loss on disposition and retirement of fixed assets	93	1,306	417	135
Loss on extinguishment of debt	-	9,111	-	-
Asset impairment loss	160,150	3,500	-	-
(Recoveries) provision for doubtful accounts	(1,666)	203	612	185
Share-based compensation expense	1,512	1,423	753	16,233
Deferred income taxes	(21,059)	(28,573)	(36,423)	(3,976)
Change in fair value of contingent consideration	(4,638)	104	-	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	2,154	7,665	(5,347)	(3,938)
Income taxes	(179)	1,976	(414)	3,317
Inventories	(15,589)	(9,774)	(12,220)	(3,242)
Other assets	(1,301)	105	(2,469)	6,459
Accounts payable	1,700	(305)	5,601	(4,023)
Deferred revenue	413	(651)	(910)	(920)
Accrued expenses and other liabilities	3,331	(3,376)	5,614	17,411
Cash provided by (used in) operating activities	25,601	24,534	(9,593)	25,588

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,193)	(9,639)	(5,964)	(2,265)
Receipt from acquisition of business related to finalizing certain working capital adjustments	1,151	-	-	-
Acquisitions of businesses, net of cash acquired	(17,151)	(84,762)	-	-
Acquisition of Immucor, Inc., net of cash acquired	-	-	(1,939,387)	-
Purchase of licensing agreement	-	-	(99)	-
Cash used in investing activities	(25,193)	(94,401)	(1,945,450)	(2,265)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	338,076	991,406	-
Proceeds from capital contributions, net of costs	-	42,500	706,233	-
Payment of debt issuance costs	-	(11,412)	(42,474)	-
Repayments of long-term debt	(6,674)	(288,332)	(3,075)	-
Proceeds from Revolving Credit Facility	-	49,000	11,000	-
Repayments of Revolving Credit Facility	-	(49,000)	(11,000)	-
Repurchase of common stock	-	-	-	(458)
Proceeds from exercise of stock options	-	-	-	524
Cash (used in) provided by financing activities	(6,674)	80,832	1,652,090	66

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	499	(155)	(1,432)	(3,029)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,767)	10,810	(304,385)	20,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,388	18,578	322,963	302,603
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,621	29,388	18,578	322,963

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$5,423	4,161	8,918	3,414
Interest paid	79,762	85,033	50,366	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$10,383	12,037	12,392	1,618
Exchange of debt instruments due to debt amendment August 2012	-	468,241	-	-
Exchange of debt instruments due to debt amendment February 2013	-	467,406	-	-
Tax benefit from tax deductions contributed by IVD Holdings Inc.	-	726	-	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company continued as the same legal entity after the Immucor Acquisition, however, a new accounting basis was established upon accounting for the merger as a business combination. The accompanying consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows are presented for the fiscal year ended May 31, 2014, fiscal year ended May 31, 2013, and fiscal 2012 which is presented in two periods: the Predecessor fiscal 2012 period (June 1, 2011 to August 19, 2011) and the Successor fiscal 2012 period (August 20, 2011 to May 31, 2012), which relate to the period preceding the Immucor Acquisition and the period succeeding the Immucor Acquisition, respectively. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, financial information for such periods has been prepared under two different historical-cost bases of accounting and is therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved for future periods. Certain reclassifications have been made to the fiscal 2013 consolidated financial statements to conform to the 2014 presentation. We have also performed an evaluation of subsequent events through the date the financial statements were issued.

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

Share-Based Compensation – Consistent with the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value. The value of share-based compensation is attributed to expense over the requisite service period using the straight-line method.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $23.6 million and $29.4 million at May 31, 2014 and 2013, respectively. Cash and cash equivalents located in the U.S. were approximately 19% and 38% at May 31, 2014 and 2013, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2014, 2013 and 2012, no single customer represented more than 10% of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2014 and 2013, the Company’s net trade accounts receivable balances were $69.6 million and $68.1 million, respectively, with about 50% and 50% of these accounts being of foreign origin, respectively, predominantly European. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectibility. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

During fiscal 2014, the Company reviewed the valuation method used to determine the estimate of our allowance for doubtful accounts and determined that a change in estimate was needed to better reflect the actual bad debt experience. As a result, the Company revised its valuation method, effective November 30, 2013, and reduced the estimate of allowance for doubtful accounts on uncollected receivables. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million in fiscal 2014.

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

Inventories, net – Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value) net of reserves. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand, and market conditions.

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

In connection with the LIFECODES acquisition on March 22, 2013, a fair value adjustment of approximately $4.5 million increased inventory to fair value which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment has been expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment was expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories were again stated at the lower of cost or market net of reserves.

Fair Value of Financial Instruments – The Company measures fair value using a three-level hierarchy that prioritizes the inputs used. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are explained in Note 15 of the Company’s consolidated financial statements. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.

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

Property and Equipment, net – Property and equipment is stated at cost less accumulated depreciation. Expenditures for replacements are capitalized, and the replaced items are retired. Normal maintenance and repairs are charged to operations. Major maintenance and repair activities that significantly enhance the useful life of the asset are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated lives of the related assets ranging from three to thirty years. Carrying values of these assets are evaluated if impairment indicators arise. On August 19, 2011, in connection with the Immucor Acquisition, property and equipment was adjusted to reflect fair value.

The Company reviews the estimated useful lives of its fixed asses on an ongoing basis. During fiscal 2014, this review indicated that the actual lives of the Company's instrument equipment were longer than the estimated useful lives for depreciation purposes in our financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $6.3 million and a decrease in net loss of approximately $3.6 million for fiscal 2014, respectively.

Deferred Financing Costs, net – Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method. The amortization expense is included in interest expense in the consolidated statements of operations.

Goodwill – Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are amortized on a straight line basis over their useful lives.

The Company evaluates the carrying value of goodwill as of March 1st of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired the Company first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and other intangible assets with indefinite lives completed during fiscal years 2013 and 2012 resulted in no impairment charges, and resulted in $160.0 million in impairment charges in fiscal 2014. Refer to Footnote 7 of the Company’s consolidated financial statements for additional information.

Other Intangible Assets, net – Other intangible assets primarily include customer relationships, deferred licensing costs, existing technology and trade names. These other intangible assets are amortized over their anticipated benefit period. Carrying values of these assets are evaluated when impairment indicators arise. There was no impairment charge related to other intangible assets in fiscal years 2014, 2013 or 2012.

In-process research and development (“IPR&D”) is also included in other intangible assets. IPR&D has an indefinite life until the completion or abandonment of the individual project. When a project is completed, its value will be amortized over the useful life. If a project is abandoned, its value is written off. The carrying value of IPR&D is tested for impairment annually or more frequently if impairment indicators arise. An impairment charge of $0.2 million and $3.5 million was recorded in fiscal 2014 and fiscal 2013, respectively, for IPR&D projects that were determined not to be economically feasible, and therefore were abandoned. There was no impairment charge related to IPR&D during fiscal 2012.

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

Revenue Recognition — The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

The Company enters into arrangements in which the Company commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to all deliverables based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vender specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management's best estimate of selling price (“MBESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. In determining MBESP, the Company considers the following: (1) pricing practices as they relate to future price increases, (2) the overall economic conditions, and (3) competitor pricing.

The significant deliverables included in the Company's arrangements are the delivery of products such as reagents and part kits, instrument (sold and leased) and the performance of services such as training and general support services. Each of these significant deliverables qualify as separate units of accounting.

The Company recognizes revenue from product sales, such as reagents and part kits, when the goods are shipped or when the goods are delivered, title passes, and risk of loss passes to the customer. The products selling price, which is used to allocate the total arrangement consideration to each deliverable, is based on either VSOE or MBESP. The revenue from instrument sales or leases is recognized when the instrument has been installed and accepted by the customer. The selling price of instrument sales or leases is based on MBESP. Training revenue is recognized as the training services are provided. The selling price of training is based on MBESP. General support service revenue is recognized over the term of the agreement. The selling price of general support services is based on VSOE by reference to the price our customers are required to pay for the general support services when sold separately as renewal agreements.

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of operations as net sales. The costs of handling and shipping customer orders are reported in the operating expense section of the consolidated statements of operations as distribution expense. For fiscal 2014, fiscal 2013, the Successor fiscal 2012 period, and the Predecessor fiscal 2012 period, these costs were $20.2 million, $18.7 million, $14.3 million, and $4.0 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the sales invoice credited to a revenue account.

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

Business Combinations – Transactions classified as an acquisition of a business are recognized in accordance with ASC 805, “Business Combinations.” Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the acquired assets and liabilities based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Any purchase price in excess of these acquired assets and liabilities is recorded as goodwill. The allocation of purchase price in certain circumstances may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2014

In the first quarter of 2014, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”) which requires an entity to disclose information about offsetting and related arrangements to ensure that the users of the Company’s financial statements can understand the effect that offsetting has on the Company’s financial position. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of 2014, we adopted FASB ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that are not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In the first quarter of 2014, we adopted FASB ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of 2014, we adopted FASB ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013- 10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate ("LIBOR"). In addition, the restriction on using different benchmark rates for similar hedges is removed. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2014, we adopted FASB ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2014, we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). ASU 2013-05 clarifies that when a parent reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2014, we adopted FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In the fourth quarter of 2014, we adopted FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Company elected early adoption of this standard for disposals subsequent to May 31, 2014.  The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, which corresponds to the Company’s first quarter of fiscal 2018. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements are valued at $26.7 million. Goodwill is valued at $5.8 million and the long-term deferred tax liability is valued at $9.1 million. The purchase price allocation for this acquisition is preliminary as of May 31, 2014 and is subject to material valuation adjustments or tax matters that may be identified within the measurement period. The goodwill arising from this acquisition is not deductible for tax purpose. The operating results of the acquired business are not reflected in the Company’s consolidated results of operations since the acquisition occurred on the last business day of fiscal 2014. The contingent consideration liability is considered long-term and is included in long-term liabilities in the Company’s consolidated balance sheet as of May 31, 2014.

Acquisition of LIFECODES distribution businesses – The Company completed the acquisition of both the LIFECODES distribution businesses in the United Kingdom (“UK”) and Italy on January 31, 2014. These acquisitions enable Immucor to streamline the distribution of its LIFECODES products in Europe.

The Company acquired the stock of the UK distribution business for a total cash purchase price of $4.0 million, including acquired cash of $1.2 million. The Company acquired the assets of the Italy distribution business for a total cash purchase price of $2.4 million. In total, the Company acquired other identifiable intangible assets of $3.5 million and $1.1 million of goodwill in these acquisitions.  The other identifiable intangible assets are mainly customer relationships, which represent the fair value of the existing customer base. The tangible assets acquired in these acquisitions were not material to the Company’s consolidated financial statements. All of the goodwill arising from the Italy asset acquisition is deductible for income tax purposes.  The goodwill arising from the UK acquisition is not deductible for tax purpose. The operating results of the acquired businesses have been included in the Company’s consolidated results of operations since their dates of acquisition.

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

Purchase Price Allocation

The total cash purchase price of the LIFECODES business was $86.2 million, of which $87.3 was paid in fiscal 2013, and $1.1 million was returned by the seller in the first quarter of fiscal 2014 as a result of finalizing certain purchase price adjustments. The purchase agreement included a contingent consideration arrangement for a potential earn-out totaling $10.0 million in cash based upon the LIFECODES business attaining certain operating targets for fiscal year 2013. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $4.4 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities, and an appropriate discount rate. These assumptions are considered to be level 3 inputs which are not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration was approximately $90.6 million. The contingent consideration liability was included in current liabilities in the Company’s consolidated balance sheet as of May 31, 2013.

During fiscal 2013, the Company recognized accretion of $0.1 million of the fair value amount which increased the contingent consideration liability to $4.5 million as of May 31, 2013. This fair value adjustment was included in interest expense in the consolidated statement of operations.

During fiscal 2014, the fair value of the contingent consideration liability was decreased to zero to reflect a change in the earn-out payment probabilities, and the accretion of the fair value amount. These decreases in the contingent consideration liability are reflected as a gain of $4.6 million in the acquisition-related items in the consolidated statements of operations in fiscal 2014. The LIFECODES acquisition was recorded under the acquisition method of accounting by the Company and pushed-down to the acquired businesses by allocating the purchase consideration of $90.6 million to the cost of the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The allocation of purchase price was based on management’s judgment after evaluating several factors including valuation assessments of tangible and intangible assets. The excess of the total purchase price over the fair value of assets acquired and the liabilities assumed of $36.9 million was recorded as goodwill. The goodwill resulting from the LIFECODES acquisition is largely attributable to the synergies it is expected to achieve with the existing Immucor business, future technologies management expects to develop, and the value of its assembled workforce.

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

The Company has acquired identifiable intangible assets, not including goodwill, totaling approximately $33.2 million in the LIFECODES acquisition.  Identifiable intangible assets of $31.8 million are subject to amortization over their anticipated benefit period, as indicated in the table below. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended May 31, 2013. IPR&D assets of $1.4 million are not subject to amortization until the projects are complete or abandoned. The amortization of these intangibles is not deductible for tax purposes and hence the Company recorded a deferred tax liability of approximately $12.7 million to offset the future book amortization related to these intangibles.  Substantially all of the $36.9 million of goodwill resulting from the LIFECODES acquisition is not deductible for tax purposes.

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

●

Contingent consideration liability was calculated based on the expected (probability-weighted) payment based on the likelihood of achieving the financial performance target. Information as of March 22, 2013 was used to determine the likelihood of achievement. Assumptions included in the calculation were cumulative probability of success, discount rate and time of payment. The present value of the expected payment considers the time at which the obligation will be settled and a discount rate that reflects the risk associated with the performance payment.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the date of the LIFECODES acquisition (in thousands):

		Useful Life
Intangible Asset	Fair Value	in Years

Customer relationships	$16,000	20
Existing technology	13,250	10
Trade name	2,250	22
Below market leasehold interests	340	2 to 12
In-process research and development	1,400	n/a
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

In-process research and development (“IPR&D”) relates primarily to the development of products that detect certain types of antibodies. IPR&D is not amortized, but will be evaluated on a periodic basis to determine which projects remain in process. When a project is completed, its value will be amortized over its useful life. If a project is abandoned, its value is written off.

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

Pro forma Financial Information

The financial information in the table below summarizes the results of operations of the Company on a pro forma basis, as though the LIFECODES acquisition had occurred at June 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LIFECODES acquisition had taken place at the beginning of the earliest period presented. Such pro forma financial information is based on the historical financial statements of the Company. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of the Company’s tangible assets and identifiable intangible assets, and interest expense resulting from the LIFECODES acquisition. The unaudited pro forma financial information presented below does not reflect any synergies or operating cost reductions that may be achieved, or pro forma financial information from the UK or Italy distribution businesses or the Organ-i business acquired in fiscal 2014. These businesses are not reflected in the unaudited pro forma financial information below because the impact of these businesses was not significant to the Company’s consolidated net sales or results of operations. Also included in the table below are our actual results for fiscal 2014 (in thousands):

	Twelve Months Ended
	May 31
	2013	2012
	(Unaudited)

Net sales	$385,916	382,368
Net loss	$(39,326)	(61,121)

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

The Company has acquired intangible assets, not including goodwill, totaling approximately $779.9 million in the Immucor Acquisition.  The amortization of these intangibles is not deductible for tax purposes and hence the Company has recorded a deferred tax liability of approximately $291.9 million as of the acquisition date to offset the future book amortization related to these intangibles. None of the goodwill of approximately $972.3 million resulting from the Immucor acquisition is deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance. The following table sets forth the components of intangible assets as of the date of the Immucor acquisition (in thousands):

		Useful Life
Intangible Asset	Fair Value	in Years

Customer relationships	$455,000	20
Existing technology and trade names	266,000	11
Corporate trade name	40,000	15
Below market leasehold interests	860	5
In-process research and development	18,000	n/a
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
	Unaudited

Revenue	$336,724	333,091
Net loss	$(55,140)	(3,858)

3.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”) pursuant to which the Sponsor received on the closing date an aggregate transaction fee of $18.0 million in cash, of which $8.0 million was capitalized as deferred financing costs relating to the commercial banking services that the Sponsor provided in conjunction with negotiating the debt arrangements. The remaining $10.0 million was incurred by the Parent but paid by the Company out of equity proceeds. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the fiscal 2014 and 2013 periods, approximately $3.9 million, and $4.4 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and is included in general and administrative expenses in the consolidated statements of operations. At May 31, 2014 and 2013, the Company owed $0.9 million and $0.6 million, respectively, to the Sponsor for these fees and expenses.

4.	INVENTORIES

Typically inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). However, in relation to the Immucor Acquisition on August 19, 2011, and the LIFECODES acquisition on March 22, 2013, fair value adjustments of approximately $24.4 million and $4.5 million, respectively, increased inventory to fair value as of those dates which was greater than replacement cost. As of May 31, 2012, the fair value adjustment related to the Immucor Acquisition had been expensed through cost of sales. As of May 31, 2013, approximately $1.7 million of the fair value adjustment related to the LIFECODES acquisition has been expensed through cost of sales in the fiscal 2013 period. As of May 31, 2014, the remaining fair value adjustment related to the LIFECODES acquisition had been expensed through cost of sales, and inventories were again stated at the lower of cost (first-in, first-out basis) or market (net realizable value). The following table is in thousands of dollars:

	As of May 31
	2014	2013

Raw materials and supplies	$12,110	14,880
Work in process	9,146	8,356
Finished goods	27,895	22,705
	$49,151	45,941

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of May 31
	2014	2013

Income tax prepayments	$5,736	4,899
Prepaid expenses	5,677	4,805
Other receivables	1,169	1,873
Prepaid expenses and other current assets	$12,582	11,577

6.	PROPERTY AND EQUIPMENT, net

Property and equipment, net consists of the following (in thousands):

	As of May 31
	2014	2013

Land	$290	301
Buildings and improvements	2,966	3,034
Leasehold improvements	24,693	20,170
Capital work-in-progress	3,927	5,139
Furniture and fixtures	3,656	3,282
Machinery, equipment and instruments	88,057	75,388
	123,589	107,314
Less accumulated depreciation	(47,278)	(30,933)
Property and equipment, net	$76,311	76,381

Depreciation expense was $18.3 million in fiscal 2014, $21.0 million in fiscal 2013, $15.5 million in Successor fiscal 2012 period, and $3.4 million in the Predecessor fiscal 2012 period. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During fiscal 2014, this review indicated that the actual lives of the Company's instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, the Company changed its estimates of useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $6.3 million and a decrease in net loss of approximately $3.6 million for fiscal 2014, respectively.

During fiscal 2013, the Company recognized a disposition loss of $1.2 million to reduce certain capital work-in-progress equipment associated with a high-speed filling project to its estimated salvage value. The project was determined to be no longer economically viable during fiscal 2013 and management therefore decided to dispose of the equipment.

For the year ended May 31, 2013, certain amounts within property and equipment have been reclassified to be consistent with the May 31, 2014 presentation. However, there has been no change in total property and equipment or accumulated depreciation.

7.	GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2014 and 2013 were as follows (in thousands):

	For the Years Ended May 31
	2014	2013

Balance at beginning of period	$1,003,463	966,338
Additions:
Acquisition of businesses	6,912	36,889
Foreign currency translation adjustment	1,188	236
Impairment loss	(160,000)	-
Balance at end of period	$851,563	1,003,463

An impairment loss on goodwill is recognized to the extent that a reporting unit’s carrying amount of goodwill exceeds the implied fair value of goodwill of such reporting unit, determined in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). Goodwill is evaluated for impairment annually as of March 1st, and between annual tests if a triggering event or a change in circumstances indicates that the goodwill might be impaired.

ASC 350 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with ASC 350, is to be recognized as an impairment loss.

The Company has six reporting units with goodwill from prior acquisitions reported on the balance sheet at May 31, 2014. The annual evaluation for impairment utilizes the financial projections of the next fiscal year and the five year strategic plans that are prepared in the fourth quarter and reflects Management’s continuing knowledge of the operations and the markets in which the reporting units operate. During the fourth quarter of fiscal 2014, while completing the annual evaluation based on these plans and projections, the estimated fair value of five of the Company’s six reporting units with goodwill exceeded the carrying amount. For each of the five reporting units that passed step one as of March 1, 2014, the percentage by which the estimated fair value exceeded the carrying amount of the reporting units ranged from 45% to 123%.

For one of the Company’s reporting units, the estimated fair value that reflects Management’s continuing knowledge of the operations and the markets in which the reporting unit operates did not exceed the carrying amount. Therefore, the Company completed step two of the impairment testing process to measure the amount of the impairment loss. The impairment loss on goodwill was determined to be $160.0 million and was recorded in the fourth quarter of fiscal year 2014. This impairment loss represented 18% of the carrying amount of goodwill for this reporting unit. There were no accumulated impairment losses for the Company’s goodwill as of May 31, 2013. After the impairment loss recorded on one of the reporting unit’s goodwill in fiscal year 2014, the Company had $160.0 million of accumulated impairment losses on goodwill as of May 31, 2014.

The Company estimated the fair value of each of its reporting units in a manner similar to the method used in a business combination. The Company utilized the income approach in the determination of fair value. Under the income approach, estimated fair value is based on the discounted cash flow method. The key assumptions that drive the estimated fair value of the reporting units under the income approach are level 3 inputs and include future cash flows from operations and the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs.

8.	OTHER INTANGIBLE ASSETS, net

Other intangible assets consist of the following (in thousands):

		As of May 31
		2014			2013
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intangible assets subject to amortization:
Customer relationships	20	$470,679	(63,989)	406,690	465,909	(40,392)	425,517
Existing technology / trade names	11	314,350	(71,246)	243,104	291,250	(44,526)	246,724
Corporate trade name	15	40,000	(7,421)	32,579	40,000	(4,754)	35,246
Below market leasehold interests	7	1,200	(449)	751	1,200	(313)	887
Other intangibles	4	399	(53)	346	99	(20)	79
Total amortizable assets		826,628	(143,158)	683,470	798,458	(90,005)	708,453

Intangible assets not subject to amortization:
In-process research and development		9,400	-	9,400	6,150	-	6,150
Total non-amortizable assets		9,400	-	9,400	6,150	-	6,150

Intangible assets, net		$836,028	(143,158)	692,870	804,608	(90,005)	714,603

The weighted average life for below market leasehold interests changed from 6 to 8 years as of August 31, 2013 as a result of the renewal of certain lease agreements which extended the lease terms of existing leases. The costs associated with the new leases were treated as operating expenses as incurred.

In fiscal 2014, it was determined that an in-process research and development (“IPR&D”) project related to our transplant and molecular diagnostics business was no longer economically feasible. And, in fiscal 2013, an IPR&D project related to our molecular immunohematology business was determined to no longer be economically feasible. These projects were therefore abandoned and fully written-off in those years. As a result, a loss of $0.2 million and $3.5 million was recorded in fiscal 2014 and fiscal 2013, respectively, and included in impairment loss on the Company’s consolidated statement of operations.

Also during the fourth quarter of fiscal 2013, certain IPR&D projects related to the development of products that detect certain types of antibodies in our serology business and a new software product suite designed specifically for transfusion medicine were completed and placed in service. As a result, $9.8 million of costs related to those projects were reclassed from the IPR&D category of other intangible assets to the existing technologies / trade names category in the table presented above. The Company began amortizing these costs over their anticipated benefit periods of approximately 10 years.

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates. Amortization of other intangible assets amounted to $53.0 million in fiscal 2014, $50.8 million in fiscal 2013, $39.2 million in the Successor fiscal 2012 period, and $0.9 million in the Predecessor fiscal 2012 period. The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2015	54,772
2016	54,736
2017	54,580
2018	54,464
2019	50,541

9.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs, net for the fiscal 2014 and 2013 periods were as follows (in thousands):

	For the Years Ended May 31
	2014	2013

Balance at beginning of period	$39,449	38,769
Debt issuance costs	-	11,412
Loss on extinguishment of debt	-	(5,625)
Amortization	(6,333)	(5,107)
Balance at end of period	$33,116	39,449

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 12.

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of May 31
	2014	2013

Salaries and wages	$11,410	11,319
Sales and other taxes payable	4,880	5,080
Contingent consideration liability	-	4,504
Other accruals	3,381	3,411
Royalties	1,572	1,029
Pricing discount to dealers	197	363
Professional fees and dealer commission	1,389	948
Medical claims liability	887	-
Accrued expenses and other current liabilities	$23,716	26,654

11.	DEFERRED REVENUE

The additions to and recognition of deferred revenue for the year ended May 31, 2014 and 2013 were as follows (in thousands):

	For the Years Ended May 31
	2014	2013

Balance at beginning of year	$2,413	3,037
Additions to deferred revenue from new contracts	8,658	7,843
Revenue recognized during the year	(8,246)	(8,496)
Foreign currency translation adjustment	74	29
Balance at end of year	2,899	2,413
Less current portion	(2,813)	(2,252)
Deferred revenue, net of current portion	$86	161

12.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of May 31
	2014	2013

Term Loan Facility, net of $9,435 and $11,384 debt discounts, respectively	$645,609	650,293
Notes, net of $3,862 and $4,370 debt discounts, respectively	396,138	395,630
Capital lease agreements	27	67
	1,041,774	1,045,990
Less current portion, net of discounts	(4,591)	(6,712)
Long-term debt, net of current portion	$1,037,183	1,039,278

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Immucor Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615.0 million senior secured term loan facility with Term B Loans (the “Original Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Original Term Loan Facility, the “Original Senior Credit Facilities”) with certain lenders, Citibank, N.A., as Administrative Agent and collateral agent (the “Administrative Agent”) and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, Euros, British Pounds, Japanese Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

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

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the Term Loan Facility was 5.00% as of May 31, 2014 and 2013. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.0% for the year ended May 31, 2014. At May 31, 2014, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

Indenture and the Senior Notes Due 2019

On August 19, 2011, the Company (as successor by merger to the Merger Sub), issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.6% for the year ended May 31, 2014. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

For the Year Ended May 31:
2015	$6,653
2016	6,638
2017	6,632
2018	6,632
2019	628,516
Thereafter	400,000
$1,055,071

Interest Expense

The significant components of interest expense are as follows (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Notes, including OID amortization	$45,008	44,951	35,058	-
Term Loan Facility, including OID amortization	35,298	38,780	37,108	-
Amortization of deferred financing costs	6,333	5,107	3,705	-
Interest rate swaps	1,018	1,021	751	-
Revolving Facility fees and interest	507	855	425	-
Interest accreted on contingent consideration liability	134	-	-	-
Other interest	6	116	1	-
Interest expense	$88,304	90,830	77,048	-

13.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	As of May 31
	2014	2013

Unrecognized tax benefits	$10,399	10,178
Contingent consideration liability	11,300	-
Severance indemnity for employees	1,384	1,222
Interest rate swap liability	626	1,057
Deferred leasehold improvement incentive	124	115
Other long-term liabilities	$23,833	12,572

14.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In August 2012, the Company amended the interest rate swap agreements noted above effective on September 28, 2012. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility, as amended. Consistent with the terms of the Company’s Term Loan Facility, these amended swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year through 2016. As a result of the amended swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.59% after September 28, 2012.

As of May 31, 2014, the Company has interest rate swap agreements to hedge $240.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.67% until September 30, 2014.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of May 31, 2014, approximately $0.9 million of the deferred net loss on derivative instruments accumulated in other comprehensive income or loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of May 31
	2014	2013

Interest rate swaps (included in other liabilities)	$(1,357)	(1,906)

The loss from accumulated other comprehensive income (loss) (“OCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Twelve Months Ended
	2014	2013
Location of (loss) gain reclassified from AOCI into income

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(1,001)	(1,017)
Interest income (expense) (ineffective portion)	$(10)	(9)

15.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of May 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,357)	-	(1,357)
Contingent consideration liability	$-	-	(11,300)	(11,300)

	As of May 31, 2013
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,906)	-	(1,906)
Contingent consideration liability	$-	-	(4,504)	(4,504)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $23.6 million and $29.4 million of cash and cash equivalents at May 31, 2014 and 2013, respectively, approximately 19% and 38% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $446.3 million and $656.7 million at May 31, 2014, respectively, based on recent trades of these instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $452.3 million and $669.1 million at May 31, 2013, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

The Company had a contingent consideration liability for an earn-out provision resulting from the LIFECODES acquisition completed in the fourth quarter of fiscal 2013. The fair value of this contingent consideration liability was estimated to be $4.4 million as of the acquisition date, and was determined by applying a form of the income approach (a level 3 input), based upon the probability weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance target. Assumptions included in the calculation were the cumulative probability of success, discount rate and time of payment. The present value of the expected payment considers the time at which the obligation was expected to be settled and a discount rate that reflects the risk associated with the performance payment. Based upon information available during fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than previously estimated and therefore the fair value of this contingent consideration liability decreased by $4.4 million in fiscal 2014. The adjustment to the estimated fair value amounts is reflected as a gain in the acquisition related items on the Company’s consolidated statements of operations. The contingent consideration liability was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets as of May 31, 2013.

The Company has a contingent consideration liability for earn-out provisions resulting from the Organ-i acquisition completed on May 30, 2014. The fair value of this contingent consideration liability was estimated to be $11.3 million as of the acquisition date, and was determined by applying a form of the income approach (a level 3 input), based upon the probability weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance target. Assumptions included in the calculation were the cumulative probability of success, discount rate and time of payment. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payment. The contingent consideration is record as other long-term liabilities.

These changes in the contingent consideration liability are summarized in the following table:

	Twelve Months Ended
	May 31, 2014	May 31, 2013
Balance at the beginning of the period	$(4,504)	-
Additions due to acquisitions	(11,300)	(4,400)
Change in fair value	4,638	-
Accretion of fair value	(134)	(104)
Balance at the end of the period	$(11,300)	(4,504)

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareholders’ Equity. The changes in accumulated other comprehensive income (loss) are as follows (in thousands):

	Pretax	Tax	After Tax
Year Ended May 31, 2014
Foreign exchange translation adjustment	$4,528	213	4,315
Changes in fair value of cash flow hedges	550	210	340
	$5,078	423	4,655

Year Ended May 31, 2013
Foreign exchange translation adjustment	$1,644	-	1,644
Changes in fair value of cash flow hedges	287	110	177
	$1,931	110	1,821

Sucessor:
Period August 20, 2011 through May 31, 2012
Foreign exchange translation adjustment	$(18,717)	(332)	(18,385)
Changes in fair value of cash flow hedges	(2,198)	(840)	(1,358)
	$(20,915)	(1,172)	(19,743)

Predecessor:
Period June 1, 2011 through August 19, 2012
Foreign exchange translation adjustment	$(2,153)	-	(2,153)
	$(2,153)	-	(2,153)

At August 19, 2012, the foreign exchange translation amount included within accumulated other comprehensive income (loss) was eliminated as a result of the Immucor Acquisition.

The components of accumulated other comprehensive loss are as follows (in thousands):

			Successor	Predecessor
	As of	As of	As of	As of
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Cumulative foreign currency translation adjustment	$(12,427)	(16,742)	(18,385)	14,801
Change in fair value of cash flow hedges, net of tax	(840)	(1,180)	(1,358)	-
Accumulated other comprehensive (loss) income	$(13,267)	(17,922)	(19,743)	14,801

17.	SHARE–BASED COMPENSATION

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

A maximum of 514,631 shares of Holdings stock may be delivered in satisfaction of, or may underlie, awards under the 2011 Plan. Stock option awards are granted with service-based vesting conditions, and performance-based or market-based vesting conditions.  The service-based vesting options typically vest over a five year period (20% per year).  The performance-based or market-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a 10 year term.  Restricted stock unit awards typically vest over a two year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of Holdings’ common stock.

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

	Year Ended May 31, 2014	Year Ended May 31, 2013	Year Ended May 31, 2012

Risk-free interest rate (1)	0.42%	0.24%	0.24%
Expected volatility (2)	45.00%	50.00%	50.00%
Expected life (years) (3)	3.50	4.70	4.70
Expected dividend yield (4)	None	None	None

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
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

Stock options

Service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. Activity for the service-based vesting options was as follows for the year ended May 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at June 1, 2014	148,429	$100.00
Granted	4,250	100.00
Exercised	-	-
Forfeited	(7,200)	100.00
Expired or cancelled	(4,200)	100.00
Service-based options outstanding at May 31, 2014	141,279	100.00	7.8	$-

Exercisable at May 31, 2014	51,661	100.00	7.6	-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2014, 2013, and 2012 were $26.93, $27.73, and $27.73, respectively.

As of May 31, 2014, there was $2.0 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Performance-based or market-based vesting conditions

The Company has granted awards that contain either performance-based or market-based conditions. Compensation cost for the performance-based or market-based stock options is recognized based on either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market based condition. Awards granted which vest upon either the satisfaction of the performance or market conditions were measured based upon the achievement of the market condition during fiscal 2014 since the Company believes that the achievement of the performance conditions are not probable. Activity for the performance-based or market-based options was as follows for the year ended May 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance or market-based options outstanding at June 1, 2014	141,529	$100.00
Granted	4,250	100.00
Exercised	-	-
Forfeited	(9,500)	100.00
Expired or cancelled	-	-
Performance or market-based options outstanding at May 31, 2014	136,279	100.00	7.8	$-

Exercisable at May 31, 2014	-	-	-	-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options that are underwater are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2014, 2013, and 2012 were $16.79, $20.59, and $20.59, respectively.

As of May 31, 2014, there was $1.5 million of total unrecognized compensation cost related to nonvested performance-based or market-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the fiscal year ended May 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at June 1, 2014	2,900	$78.64
Granted	1,600	90.72
Vested	(2,100)	78.64
Forfeited	-	-
Nonvested restricted stock units outstanding at May 31, 2014	2,400	86.93

As of May 31, 2014, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.4 years.

Stock appreciation rights

The stock appreciation rights granted contain both a performance and a market condition and are cash settled so require liability classification.  The market condition is a defined return to investors and was incorporated into the grant date fair value calculation.  The performance condition is only met upon a liquidity event. As of May 31, 2014, management has determined that the satisfaction of that performance condition is not considered probable. Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the fiscal year ended May 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at June 1, 2014	127,300	$20.59
Granted	47,200	16.79
Vested	-	-
Forfeited	(27,300)	16.79
Cancelled/Expired	-	-
Stock appreciation rights outstanding at May 31, 2014	147,200	16.79

As of May 31, 2014, the fair value of the liability relating to cash settled stock appreciation rights was $2.5 million.

Shares available for future grants

As of May 31, 2014, a total of 84,573 shares were available for future grants under the 2011 Plan.

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

A summary of share-based compensation recorded in the Successor and Predecessor statements of operations is as follows (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		Through	Through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Share-based compensation	$1,512	$1,423	753	16,233
Tax benefit	(584)	(549)	(264)	(5,682)
Share-based compensation, net	928	874	489	10,551

18.	INCOME TAXES

As a result of the Immucor Acquisition, effective on August 20, 2011, the Company is included in the consolidated income tax returns of Holdings. In accordance with GAAP, allocation of the consolidated income tax expense (benefit) is necessary when separate financial statements are prepared for affiliates. The Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer. As of May 31, 2014 and 2013, the Company had no amounts due to or from Holdings related to income taxes.

Also, as a result of the Immucor Acquisition, the Company had a short tax year that coincided with the Predecessor period ending August 19, 2011. As such, the income tax provision for the Predecessor period reflects the income tax results that were expected to be reported on the short period income tax returns for the tax year ending August 19, 2011.

The following is a geographic breakdown of (loss) income before income taxes (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended	Year Ended	through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Domestic operations	$(210,354)	(74,451)	(69,012)	(10,820)
Foreign operations	12,181	10,743	(12,181)	7,127
(Loss) income before income taxes	$(198,173)	(63,708)	(81,193)	(3,693)

The (benefit) provision for income taxes is summarized as follows (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended	Year Ended	through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011
Current:
Federal	$321	403	700	3,161
State and Local	914	69	143	673
Foreign	4,107	4,434	3,706	2,823
	5,342	4,906	4,549	6,657

Non-Current:
Federal	(298)	(899)	328	-
State and Local	-	-	-	-
Foreign	-	-	-	-
	(298)	(899)	328	-

Deferred:
Federal	(19,030)	(26,319)	(31,946)	(3,429)
State and Local	(1,092)	(1,522)	(1,639)	(494)
Foreign	(838)	(732)	(2,838)	(53)
	(20,960)	(28,573)	(36,423)	(3,976)
(Benefit) provision for income taxes	$(15,916)	(24,566)	(31,546)	2,681

The Company’s effective tax rate differs from the federal statutory rate as follows:

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended	Year Ended	through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011

Federal statutory tax rate	35.0%	35.0	35.0	35.0
State income taxes, net of federal tax benefit	0.8	3.7	1.5	1.5
Foreign taxes	(0.1)	(0.9)	(0.9)	(37.2)
Incremental U.S. benefit related to foreign dividends	0.4	0.8	3.5	(9.8)
Tax Credits	0.2	1.9	0.4	3.1
Permanent items	(0.3)	(1.3)	(0.2)	(66.7)
Impairment of Goodwill	(28.3)	-	-	-
Acquistion-related items	0.8	-	-	-
Change in analysis of uncertain income tax positions	(0.1)	0.9	(0.3)	1.5
Valuation Allowance	(0.4)	(1.5)	-	-
Other	-	-	(0.1)	-
Effective tax rate	8.0%	38.6	38.9	(72.6)

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal 2014 primarily relates to the following: (1) the impairment of Goodwill is not deductible for income tax purposes, (2) the gain on acquisition-related item is not taxable, (3) a portion of the Company’s income is subject to tax in various tax jurisdictions with tax rates which differ from the U.S. statutory tax rate, (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, (4) changes in discrete tax items recognized during the period based on enacted tax laws, and (5) the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

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

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) net operating losses and tax credit carry-forwards. In accounting for the Immucor Acquisition, the Company recorded deferred tax liabilities of approximately $291.9 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating losses and tax credit carry-forwards. In accounting for LIFECODES acquisition, the Company recorded deferred tax liabilities of approximately $12.7 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with reserves and state tax credit carry-forwards. In accounting for the Organ-i acquisition, the Company recorded deferred tax liabilities of approximately $10.2 million primarily associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating loss carry-forwards.

The significant items comprising the Company’s net deferred tax assets (liabilities) as of May 31, 2014 and 2013 are as follows (in thousands):

	Years Ended May 31
	2014	2013
Deferred tax liabilities:
Intangibles	$(260,981)	(269,972)
Interest expense	(11,291)	(13,685)
Property and equipment	(2,224)	(4,765)
Transfer pricing	(238)	(2,022)
Prepaids and other	(492)	(309)
Deferred tax assets:
Tax credit carry-forwards	32,632	30,797
Capitalized research	15,122	-
Net operating loss carry-forwards	6,793	27,532
Compensation expense	3,543	3,002
Inventory	3,351	1,894
Reserves not currently deductible	1,110	1,194
Other	1,526	3,640
	(211,149)	(222,694)
Valuation Allowance	(3,962)	(3,234)
Net deferred tax assets (liabilities)	$(215,111)	(225,928)

As of May 31, 2014 and 2013, net deferred tax liabilities located in countries outside the U.S. were $10.7 million and $10.9 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s largest foreign tax jurisdictions are Canada, Germany and Italy. The Company’s U.S. tax returns for all fiscal years beginning after May 31, 2009 remain subject to examination by various tax authorities. As of May 31, 2014, $8.7 million of Federal net operating loss carry-forwards were available to reduce future U.S. Federal taxable income. These net operating loss carry-forwards begin to expire in fiscal 2025. The Company has $25.7 million of foreign tax credit carry-forwards which expire between fiscal 2018 and fiscal 2024. The Company has $4.1 million of research and development credits which expire between fiscal 2019 and fiscal 2034. Certain portions of the Federal net operating loss and certain tax credit carry-forwards are subject to annual limitations on their usage resulting from the BioArray acquisition in fiscal 2008 and the Organ-i acquisition in fiscal 2014.

In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations are effective for tax years beginning after January 1, 2014. The Company has analyzed the expected impact of these regulations on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to these regulations and any changes will be reported prospectively.

In the Predecessor period, the Company considered its investment in foreign subsidiaries to be permanently invested. Accordingly, no deferred tax liabilities were provided for its investments in foreign subsidiaries. Subsequent to the Immucor Acquisition, the Company no longer considers itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. During fiscal 2014, the Company recorded a deferred tax liability associated with unremitted foreign earnings of certain subsidiaries. At May 31, 2013, the Company’s unremitted foreign earnings resulted in a net deferred tax asset. Accordingly, the Company did not provide for any deferred income taxes related to unremitted foreign earnings during fiscal 2013. The Company considers its equity investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on such amounts.

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

An analysis of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

	Years Ended May 31
	2014	2013

Balance, beginning of period	$3,234	1,888
Change due to acquisitions	-	362
Additions	1,111	984
Reductions	(367)	-
Other	(16)	-
Balance, end of period	$3,962	3,234

The following is a tabular reconciliation of the total tax liability for unrecognized tax benefits for the years ended May 31, 2014 and 2013 (in thousands):

	Years Ended May 31
	2014	2013

Balance, beginning of period	$12,729	13,597
Change due to Acquisitions	-	324
Gross (decreases)increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(35)	172
Gross increases(decreases) in unrecognized tax benefits as a result of tax positions taken during current period	788	1,690
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(619)	(3,054)
Balance, end of period	$12,863	12,729

The Company does not anticipate that within the next twelve months the total amount of unrecognized tax benefits will significantly increase or decrease. The total balance of unrecognized tax benefits at May 31, 2014 is $14.5 million, including accrued interest. Of this amount, the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $14.2 million.

Approximately $10.4 million of the unrecognized tax benefit is reflected as a non-current liability as it is unlikely to require payment during the twelve-month period ending May 31, 2015. The remaining $4.1 million is included in non-current deferred tax liabilities. At May 31, 2013, the liability for unrecognized tax benefits, including accrued interest, of $10.2 million was included as a non-current liability and $3.8 million was included in non-current deferred tax liabilities.

As of May 31, 2014 and 2013, the Company had recorded accrued interest related to the unrecognized tax benefits of $1.6 million and $1.3 million, respectively. During fiscal 2014, fiscal 2013, the Successor period ended May 31, 2012 and the Predecessor period ended August 19, 2011, the Company recognized income tax expense of $0.3 million, $0.1 million, $0.3 million and $0.1 million, respectively, due to the increase in the reserves for interest. The Company has not accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

At May 31, 2014 and 2013, other assets in the consolidated balance sheets include $6.7 million and $6.2 million, respectively, of competent authority offsets related to transfer pricing. Competent authority offsets represent anticipated refunds from bilateral agreements between the taxing authorities of two countries which eliminates double taxation by treaty. For Immucor, this competent authority offset represents anticipated refunds by taxing authorities that will offset potential uncertain tax positions related to transfer pricing.

19.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets. Major international markets include the BRIC region (countries of Brazil, Russia, India and China), the Asia Pacific region, and Mexico. These products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following segment data is presented for the twelve months ended May 31, 2014, May 31, 2013, and May 31, 2012 (separated into Predecessor and Successor periods) as follows (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011
Net sales by product group:
Transfusion	$330,547	330,931	257,046	73,632
Transplant & Molecular	57,509	16,857	4,768	1,278
Total	$388,056	347,788	261,814	74,910

Following is a summary of enterprise-wide information (in thousands):

			Successor	Predecessor
			August 20, 2011	June 1, 2011
	Year Ended		through	through
	May 31, 2014	May 31, 2013	May 31, 2012	August 19, 2011
Net sales to customers by geography are as follows:
United States	$239,204	229,944	173,918	50,988
Europe (A)	79,219	63,643	49,486	14,180
Canada	19,127	19,985	14,349	3,907
Other	50,506	34,216	24,061	5,835
Total	$388,056	347,788	261,814	74,910

Net sales are attributed to individual countries based on the customer's country of origin at the time of the sale and where the  Company has an operating entity.

	As of May 31
	2014	2013
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$54,066	57,184
Europe (B)	15,725	13,399
Canada	4,517	4,511
Other (C)	2,003	1,287
Total	$76,311	76,381

	As of May 31
	2014	2013
Concentration of net assets by geography:
United States	$299,948	485,968
Europe	123,095	114,740
Canada	32,802	32,910
Other (C)	12,771	11,088
Total	$468,616	644,706

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) – Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) – Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our annual net sales during any of the years ended May 31, 2014, May 31, 2013, or the Successor and Predecessor fiscal 2012 periods.

20.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions, which vest immediately. The Company matched contributions to the plan of $1.9 million during fiscal 2014, $1.6 million during fiscal 2013, $1.0 million during the Successor fiscal 2012 period, and $0.4 million during the Predecessor fiscal 2012 period.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. The Company’s matching contributions to the plan were $0.1 million for fiscal 2014, $0.1 million for fiscal 2013, and less than $0.1 million for each of the Successor fiscal 2012 period and the Predecessor fiscal 2012 period.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,863	(409)	19,167	-	23,621
Accounts receivable, net	29,558	5,137	34,934	-	69,629
Intercompany receivable	57,167	15,058	6,548	(78,773)	-
Inventories	20,733	17,358	13,184	(2,124)	49,151
Deferred income tax assets, current portion	4,160	2,807	464	820	8,251
Prepaid expenses and other current assets	6,228	470	5,884	-	12,582
Total current assets	122,709	40,421	80,181	(80,077)	163,234

PROPERTY AND EQUIPMENT, net	37,963	16,103	22,245	-	76,311
INVESTMENT IN SUBSIDIARIES	247,567	5,021	3,114	(255,702)	-
GOODWILL	743,512	47,877	60,174	-	851,563
OTHER INTANGIBLE ASSETS, net	586,243	63,474	43,153	-	692,870
DEFERRED FINANCING COSTS, net	33,116	-	-	-	33,116
OTHER ASSETS	6,721	260	339	-	7,320
Total assets	$1,777,831	173,156	209,206	(335,779)	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,805	5,945	2,915	-	15,665
Intercompany payable	99	69,999	8,675	(78,773)	-
Accrued interest and interest swap liability	19,605	-	-	-	19,605
Accrued expenses and other current liabilities	8,681	4,950	10,085	-	23,716
Income taxes payable	30,785	(29,698)	3,840	-	4,927
Deferred revenue, current portion	1,269	12	1,532	-	2,813
Current portion of long-term debt, net of debt discounts	4,580	11	-	-	4,591
Total current liabilities	71,824	51,219	27,047	(78,773)	71,317

LONG-TERM DEBT, net of debt discounts	1,037,168	15	-	-	1,037,183
DEFERRED REVENUE	14	-	72	-	86
DEFERRED INCOME TAX LIABILITIES	201,184	10,157	12,038	-	223,379
OTHER LONG-TERM LIABILITIES	11,025	11,425	1,383	-	23,833
Total liabilities	1,321,215	72,816	40,540	(78,773)	1,355,798
SHAREHOLDERS' EQUITY:
Total shareholders' equity	456,616	100,340	168,666	(257,006)	468,616
Total liabilities and shareholders' equity	$1,777,831	173,156	209,206	(335,779)	1,824,414

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2013

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,971	4,107	18,310	-	29,388
Accounts receivable, net	26,517	5,552	36,017	-	68,086
Intercompany receivable	54,443	7,961	4,313	(66,717)	-
Inventories	18,551	15,897	12,978	(1,485)	45,941
Deferred income tax assets, current portion	3,098	1,097	533	562	5,290
Prepaid expenses and other current assets	6,360	483	4,734	-	11,577
Total current assets	115,940	35,097	76,885	(67,640)	160,282

PROPERTY AND EQUIPMENT, net	40,124	17,060	19,197	-	76,381
INVESTMENT IN SUBSIDIARIES	248,150	5,743	4	(253,897)	-
GOODWILL	903,802	41,763	57,898	-	1,003,463
OTHER INTANGIBLE ASSETS, net	634,194	39,523	40,886	-	714,603
DEFERRED FINANCING COSTS, net	39,449	-	-	-	39,449
OTHER ASSETS	6,203	184	405	-	6,792
Total assets	$1,987,862	139,370	195,275	(321,537)	2,000,970

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,587	3,315	2,736	-	13,638
Intercompany payable	424	59,347	7,440	(67,211)	-
Accrued interest and interest rate swap liability	20,084	-	-	-	20,084
Accrued expenses and other current liabilities	11,653	5,290	9,711	-	26,654
Income taxes payable	30,879	(30,457)	3,451	-	3,873
Deferred revenue, current portion	1,086	6	1,160	-	2,252
Current portion of long term debt, net of debt discounts	6,673	39	-	-	6,712
Total current liabilities	78,386	37,540	24,498	(67,211)	73,213

LONG TERM DEBT, net of debt discounts	1,039,250	28	-	-	1,039,278
DEFERRED REVENUE	62	-	99	-	161
DEFERRED INCOME TAX LIABILITIES	214,222	4,861	11,957	-	231,040
OTHER LONG-TERM LIABILITIES	11,236	114	1,222	-	12,572
Total liabilities	1,343,156	42,543	37,776	(67,211)	1,356,264
SHAREHOLDERS' EQUITY:
Total shareholders' equity	644,706	96,827	157,499	(254,326)	644,706
Total liabilities and shareholders' equity	$1,987,862	139,370	195,275	(321,537)	2,000,970

Statements of Operations Year to Date

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended May 31, 2014

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$251,079	55,457	149,725	(68,205)	388,056
COST OF SALES (exclusive of amortization shown separately below)	82,485	32,936	92,418	(68,205)	139,634
GROSS MARGIN	168,594	22,521	57,307	-	248,422

OPERATING EXPENSES:
Research and development	13,514	15,180	376	-	29,070
Selling and marketing	24,701	9,188	25,168	-	59,057
Distribution	11,199	1,484	7,482	-	20,165
General and administrative	25,412	7,362	8,829	-	41,603
Amortization expense	47,883	2,700	2,382	-	52,965
Acquisition-related items	(4,638)	-	-	-	(4,638)
Impairment loss	160,000	150	-	-	160,150
Total operating expenses	278,071	36,064	44,237	-	358,372

(LOSS) INCOME FROM OPERATIONS	(109,477)	(13,543)	13,070	-	(109,950)

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	8	84	(56)	36
Interest expense	(88,314)	-	(46)	56	(88,304)
Other, net	819	153	(927)	-	45
Total non-operating (expense) income	(87,495)	161	(889)	-	(88,223)

(LOSS) INCOME BEFORE INCOME TAXES	(196,972)	(13,382)	12,181	-	(198,173)
(BENEFIT) PROVISION FOR INCOME TAXES	(14,381)	(5,060)	3,525	-	(15,916)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(182,591)	(8,322)	8,656	-	(182,257)
Net (loss) income of consolidated subsidiaries	334	-	-	(334)	-
NET (LOSS) INCOME	$(182,257)	(8,322)	8,656	(334)	(182,257)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended May 31, 2013

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$256,676	15,835	124,465	(49,188)	347,788
COST OF SALES (exclusive of amortization shown separately below)	84,320	11,056	73,839	(49,188)	120,027
GROSS MARGIN	172,356	4,779	50,626	-	227,761

OPERATING EXPENSES:
Research and development	13,428	7,850	35	-	21,313
Selling and marketing	25,611	3,632	20,886	-	50,129
Distribution	11,599	421	6,698	-	18,718
General and administrative	26,143	6,673	9,985	-	42,801
Amortization expense	47,820	663	2,282	-	50,765
Acquisition-related items	2,616	-	-	-	2,616
Impairment loss	3,500	-	-	-	3,500
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	131,892	19,239	39,886	-	191,017

(LOSS) INCOME FROM OPERATIONS	40,464	(14,460)	10,740	-	36,744

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	-	97	(69)	28
Interest expense	(90,875)	(2)	(22)	69	(90,830)
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)
Other, net	(1,043)	(84)	588	-	(539)
Total non-operating (expense) income	(101,029)	(86)	663	-	(100,452)

(LOSS) INCOME BEFORE INCOME TAXES	(60,565)	(14,546)	11,403	-	(63,708)
(BENEFIT) PROVISION FOR INCOME TAXES	(23,783)	(4,773)	3,990	-	(24,566)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(36,782)	(9,773)	7,413	-	(39,142)
Net (Loss) Income of consolidated subsidiaries	(2,360)	-	-	2,360	-
NET (LOSS) INCOME	$(39,142)	(9,773)	7,413	2,360	(39,142)

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

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended May 31, 2014

(in thousands)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$15,530	(1,540)	12,221	(610)	25,601
Net cash provided by (used in) investing activities	1,209	(14,972)	(11,233)	(197)	(25,193)
Net cash used in financing activities	(6,633)	(40)	(786)	785	(6,674)
Effect of exchange rate changes on cash and cash equivalents	(179)	-	656	22	499
Increase (decrease) in cash and cash equivalents	9,927	(16,552)	858	-	(5,767)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$16,898	(12,445)	19,168	-	23,621

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

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

August 20, 2011 through May 31, 2012

(in thousands)

	Successor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(15,073)	903	18,080	(13,503)	(9,593)
Net cash used in investing activities	(1,943,229)	(814)	(1,407)	-	(1,945,450)
Net cash provided by (used in) financing activities	1,652,091	-	(14,003)	14,002	1,652,090
Effect of exchange rate changes on cash and cash equivalents	-	-	(789)	(643)	(1,432)
(Decrease) increase in cash and cash equivalents	(306,211)	89	1,881	(144)	(304,385)
Cash and cash equivalents at beginning of period	314,304	(89)	8,748	-	322,963
Cash and cash equivalents at end of period	$8,093	-	10,629	(144)	18,578

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

June 1, 2011 through August 19, 2011

(in thousands)

	Predecessor
	Immucor, Inc.	Guarantor	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$64,243	144	(13,821)	(24,978)	25,588
Net cash used in investing activities	(393)	(153)	(1,719)	-	(2,265)
Net cash provided by (used in) financing activities	68	-	(25,085)	25,083	66
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,924)	(105)	(3,029)
Increase (decrease) in cash and cash equivalents	63,918	(9)	(43,549)	-	20,360
Cash and cash equivalents at beginning of period	250,386	(80)	52,297	-	302,603
Cash and cash equivalents at end of period	$314,304	(89)	8,748	-	322,963

22.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the U.S., the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2026 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the U.S., the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2020. The total leasing expense for the Company was $5.5 million in fiscal 2014, $5.8 million in fiscal 2013, $3.1 million in the Successor fiscal 2012 period, and $0.9 million in the Predecessor fiscal 2012 period.

The following is a schedule of approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2014 (in thousands):

Year Ended May 31:
2015	$4,345
2016	4,102
2017	3,774
2018	3,601
2019	3,129
Thereafter	12,915
$31,866

Purchase Commitments

Purchase commitments made in the normal course of business were $46.3 million as of May 31, 2014. These purchases were primarily for inventory items. The following is a schedule of approximate future payments for purchase commitments as of May 31, 2014 (in thousands):

Year Ended May 31:
2015	$21,640
2016	6,823
2017	3,799
2018	3,928
2019	4,083

Legal Proceedings

In 2009, securities litigation was filed in the U.S. District Court of North Georgia against the Company and certain of the Company’s former directors and officers asserting federal securities fraud claims on behalf of a putative class of purchasers of our common stock between October 19, 2005 and June 25, 2009. In June 2011 the Court dismissed the complaint and closed the case and in September 2011 the plaintiffs appealed. The Company agreed to settle these actions in December 2012 and has received preliminary approval of the settlement in March 2013. Final approval was granted in June 2013. The settlement is covered under the Company’s insurance and did not impact our financial results.

And, from time to time, the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not subject to any other legal proceedings expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Self-Insurance Costs

In fiscal 2014, the Company entered into a program to self-insure its costs related to U.S. medical employee benefits. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The liabilities for medical claims are accounted for on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis. The Company is insured for covered costs in excess of these per claim limits. As of May 31, 2014 the self-insured liability was approximately is $0.9 million and was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

23.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data included in the tables below are in thousands:

			Income
Fiscal Year	Net	Gross	from	Net
Ended	Sales	Margin	Operations	Loss

May 31, 2014

First Quarter	$96,044	59,993	9,990	(7,760)
Second Quarter	100,203	65,521	20,030	(787)
Third Quarter	90,979	58,620	8,834	(7,355)
Fourth Quarter	100,830	64,288	(148,804)	(166,355)
	$388,056	248,422	(109,950)	(182,257)

			Income
Fiscal Year	Net	Gross	from	Net
Ended	Sales	Margin	Operations	Loss

May 31, 2013

First Quarter	$85,154	58,053	13,942	(10,635)
Second Quarter	82,056	54,890	8,299	(10,399)
Third Quarter	86,192	56,195	12,844	(5,913)
Fourth Quarter	94,386	58,623	1,659	(12,195)
	$347,788	227,761	36,744	(39,142)

Item 8. — Financial Statements and Supplementary Data

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years ended May 31, 2014, 2013 and 2012

(in thousands)

	Beginning Balance	Additions to Expense	Deductions (1)	Other (2)	Ending Balance

2014
Allowance for doubtful accounts	$815	268	(1,934)	1,749	898
Deferred income tax valuation allowance	3,234	1,111	(383)	-	3,962

2013
Allowance for doubtful accounts	612	180	23	-	815
Deferred income tax valuation allowance	1,888	984	362	-	3,234

Successor
2012
Allowance for doubtful accounts	-	689	(77)	-	612
Deferred income tax valuation allowance	2,312	-	(424)	-	1,888

Predecessor
2012
Allowance for doubtful accounts	2,157	183	(52)	-	2,288
Deferred income tax valuation allowance	2,467	-	(155)	-	2,312

(1)

Includes deductions, allowances written-off during the period less recoveries of accounts previously written-off, as well as the effects of changes in foreign exchange rates and changes in estimates. In 2013, the $362,000 of deferred income tax valuation allowance represents the beginning balances acquired in the LIFECODES acquisition.

(2)	Represents valuation allowance to show gross receivables and related allowances at their net fair value at the time of acquisition, now reversed as the related receivables have been collected.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. — Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of May 31, 2014, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2014. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014, using the criteria described in “Internal Control—1992 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2014. Immucor’s management has concluded that, as of May 31, 2014, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Name of Director	Age	Position and Biographical information
Jeffrey K. Rhodes	39

Mr. Rhodes has been a director of Holdings and the Company since August 2011.   Mr. Rhodes was a Principal at the Sponsor beginning 2005 and became a Partner in 2014. He serves on the board of directors of Biomet, EnvisionRX, Par Pharmaceutical Companies, IMS Health and Surgical Care Affiliates. We believe Mr. Rhodes is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

Todd B. Sisitsky	42

Mr. Sisitsky has been a director of Holdings and the Company since August 2011. Mr. Sisitsky has been a Partner of the Sponsor since 2007 and was an Investor at the Sponsor from 2003 to 2007. Mr. Sisitsky serves on the board of directors of Biomet, Healthscope, IASIS Healthcare Corp., Surgical Care Affiliates, IMS Health, Aptalis Pharma and Par Pharmaceuticals. Mr. Sisitsky also serves on the board of directors of the Campaign for Tobacco Free Kids and on the Dartmouth Medical School Board of Overseers. We believe Mr. Sisitsky is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

William A. Hawkins	60

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

Scott Garrett	64

Mr. Garrett has been a director of Holdings since January 2012. Mr. Garrett is a Senior Operating Partner with Water Street Healthcare Partners, a strategic private equity firm focused exclusively on the healthcare industry. From 2005 to 2010 Mr. Garrett was the Chief Executive Officer of Beckman Coulter, a leading biomedical testing company.  Mr. Garrett currently serves on the boards of Hologic, Inc., Oregentec, Inc., MarketLab, Inc. and AdvaMedDx. Until 2010 Mr. Garrett served on the boards of Beckman Coulter, AdvaMed and InHealth. We believe Mr. Garrett is qualified to serve as a director given his extensive healthcare and industry experience.

David A. Kessler, M.D.	63

Dr. Kessler has been a director of Holdings since January 2012. Dr. Kessler is currently Professor of Pediatrics and Epidemiology and Biostatistics at the School of Medicine, University of California, San Francisco (UCSF). Dr. Kessler was Commissioner of the FDA from 1990-1997. He was Dean of the School of Medicine and the Vice Chancellor for Medical Affairs at UCSF from 2003 through 2007. Dr. Kessler has served on the board of directors of Tokai Pharmaceuticals, Inc. since 2009. We believe Dr. Kessler is qualified to serve on our Board of Directors because of his extensive healthcare and regulatory experience.

Sean Murphy	61

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

Sharad Mansukani	45

Dr. Mansukani, a Director of Holdings since January 2012, serves as a senior advisor of the Sponsor, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005. Dr. Mansukani serves on the board of directors of Envision RX, Iasis Healthcare, Surgical Care Affiliates and IMS Health. We believe Dr. Mansukani is qualified to serve on our Board of Directors because of his medical expertise and leadership experience.

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

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
William (Bill) Hawkins	60	Mr. Hawkins has served as President and Chief Executive Officer since October 2011. Please see biography above under “Board of Directors.”	2011

Dominique Petitgenet	52	Mr. Petitgenet has served as Chief Financial Officer and Vice President and of the Company since February 2012. In May 2014, Mr. Petitgenet’s role was expanded to include oversight of the international operations for the Company’s Transfusion Diagnostics business as well as the finance function for the Company. From 2008 to 2012, Mr. Petitgenet was the Chief Financial Officer of Merial, Inc. Mr. Petitgenet was the Executive Director of Planning & Financial Evaluations at Merial, Inc. from 2005 to 2008.	2012

Section 16(a) Beneficial Ownership Reporting Compliance

None.

Item 11. — Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2014 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.” The compensation committee of the Board of Directors (the “Committee”) consists primarily of representatives from the Sponsor.

The Named Executive Officers for fiscal 2014 were:

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

Cash bonuses paid to executive officers for fiscal year 2014 were conditioned on the achievement of certain revenue and Adjusted EBITDA targets and Company objectives and on meeting individual goals.  Long-term equity incentives are awarded to executive officers when they are hired, but are not generally awarded on an annual basis.

No independent executive compensation consultants advised the Committee on fiscal year 2014 compensation matters. The Committee has sought input from management, but no executive officer has participated directly in any Committee meetings relating to his or her compensation.

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

•

Base Salaries. We seek to provide competitive base salaries factoring in the responsibilities associated with the executive’s position, the executive’s skills and experience, and the executive’s performance as well as other factors

•

Annual Cash Incentives. The aim of this element of compensation is to reward individual and group contributions to the Company’s annual operating performance based upon the achievement of pre-established performance standards in the most recent completed fiscal year.

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

Elements of Compensation for Fiscal 2014

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal 2014.

Base Salary

The base salary paid to Mr. Hawkins for fiscal 2014 was governed by the terms of his employment agreement with us. The base salary paid to Mr. Petitgenet was governed by the terms of the Offer Letter between Mr. Petitgenet and the Company dated February 12, 2012.   These agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise. The Committee reviews base salaries of our executive officers annually.

The table below shows the base salary for each Named Executive Officer for fiscal 2014.

William Hawkins	President and Chief Executive Officer	$800,000
Dominique Petitgenet	Vice President, Chief Financial Officer	$400,000

Annual Cash Incentives --- Annual Bonus Plan

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

The Compensation Committee approved the Annual Bonus Plan in August 2013.  Under the terms of the Annual Bonus Plan, the Compensation Committee may establish performance goals and award opportunities at its discretion. For fiscal 2014, the Compensation Committee determined that the Company’s executive officers were eligible for bonuses based on four components:

●	Revenue Component (25%): actual revenue compared to fiscal 2014 target net revenue;
●	Adjusted EBITDA Component (35%): actual Adjusted EBITDA compared to fiscal 2014 target Adjusted EBITDA;
●	Corporate Goals Component (20%): the achievement of corporate goals established by the Compensation Committee for fiscal 2014; and
●	Individual Component (20%): individual goals to support key corporate objectives.

The Committee retains the ability to provide for bonuses for outstanding individual performance even when targeted metrics for overall Company performance are not achieved. Annual bonuses can increase if we exceed targeted revenue, Adjusted EBITDA and corporate or individual goals.

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

For fiscal 2014, Target Revenue was $402.2 million and Target Adjusted EBITDA was $154.3 million. Our actual revenue for fiscal 2014 was approximately $385.9 million and actual Adjusted EBITDA was approximately $142.2 million. We therefore achieved below the minimum for each of our revenue and Adjusted EBITDA targets. We achieved approximately 22.5% of the corporate goals component. Mr. Hawkins and Mr. Petitgenet each achieved 100% of their individual goals component. If they are employed by the Company at the time of payment, Messrs. Hawkins and Petitgenet will be eligible to receive the bonuses (including discretionary amounts) listed below under the Annual Bonus Plan.

William Hawkins	$ 340,000
Dominique Petitgenet	$ 105,000

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

On December 12, 2011 Holdings adopted the 2011 Equity Incentive Plan (the “2011 Plan”) pursuant to which shares of the stock of Holdings were reserved for issuance to senior management of the Company, the non-employee directors of Holdings and other consultants or advisors to the Company. Consistent with the Board’s view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates, each of the Named Executive Officers were awarded stock options when they joined the Company. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis, but the Committee has discretion to grant awards at any time. The grant date fair value of these options is shown in the Grants of Plan-Based Awards table below.

Investment Opportunity

We believe that executive officers should have a meaningful ownership stake in the Company to underscore the importance of linking executive and investor interests, and to encourage an owner-manager and long-term perspective in managing the business. This ownership stake has been achieved through the award of Holdings stock options and the opportunity for additional equity investment in Holdings. Our executive officers and certain key members of management were provided the opportunity to purchase shares of Holdings. As a result, Mr. Hawkins purchased 10,000 shares of Holdings at $100 per share, 5,000 shares in both January 2012, and July 2012.

Benefits

Our executives receive benefits consistent with our general employee population.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of the board of directors of the Company who served during fiscal year 2014 are Messrs. Sisitsky, Murphy, Garrett and Hawkins. Other than Mr. Hawkins, none of these committee members were officers or employees of the Company during fiscal year 2014, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board of Directors or compensation committee and any member of the Board or compensation committee of another company.

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

 Submitted by the Compensation Committee of the Board of Directors:

Todd Sisitsky

Scott Garrett

Sean Murphy

William Hawkins

Executive Compensation

Compensation Summary

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for each of the fiscal years presented.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)	($)
William A. Hawkins	2014	808,146	-	-	-	340,000	158,597	1,306,743
Executive Vice President	2013	830,769	-	-	-	312,000	265,415	1,408,184
Chief Executive Officer	2012	516,621	-	-	3,108,377	317,600	7,931	3,950,529

Dominique G. Petitgenet	2014	412,468	-	-	-	105,000	175,334	692,802
Vice President	2013	389,423	-	-	60,400	90,625	22,117	562,565
Chief Financial Officer	2012	75,000	-	-	483,200	94,438	2,308	654,946

(1)

The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2014 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2014, included in the this Annual Report on Form 10-K filed. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(2)

Represents the discretionary bonus and annual cash incentive awards earned under the Annual Bonus Plan. We will pay bonuses for fiscal 2014 at the beginning of fiscal 2015 based on the achievement of financial, corporate and individual goals established under the Company’s Annual Bonus Plan. The Annual Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(3)	All Other Compensation consisted of the following:

Name	Year	Perquisites and Other Personal Benefits (1)	Insurance Premiums	Company Contributions to Retirement and 401(k) Plans	Severance Payments / Accruals	Total
		($)	($)	($)	($)	($)
William A. Hawkins (1)	2014	140,000	7,797	10,800	-	158,597
Executive Vice President	2013	239,820	5,795	19,800	-	265,415
Chief Executive Officer	2012	7,931	-	-	-	7,931

Dominique G. Petitgenet	2014	155,855	8,856	10,623	-	175,334
Vice President	2013	-	8,079	14,038	-	22,117
Chief Financial Officer	2012	-	-	2,308	-	2,308

(1)

Mr. Hawkins is a party to an agreement with our Sponsors dated December 12, 2011, pursuant to which Mr. Hawkins is entitled to at least $140,000 per calendar year from the Sponsor or its portfolio companies. The Company paid Mr. Hawkins $140,000 for calendar year 2012 in August 2013. Mr. Petitgenet is entitled to at least $150,000 per calendar year from the Sponsor or its portfolio companies. The Company paid Mr. Petitgenet $150,000 for calendar year 2012 in August 2013. In addition, the Company reimbursed Mr. Petitgenet relocation expenses.

Grants of Plan-Based Awards

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2014.

							All Other	All Other
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)					Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price	Closing Price on	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Target	Maximum	Stock or Units (2)	Underlying Options	of Option Awards	Grant Date	and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	($ / Sh)	($ / Sh)	($ / Sh)
William A. Hawkins		-	800,000	1,600,000	-	-	-	-	-	-	-
Executive Vice President Chief Executive Officer

Dominique G. Petitgenet		-	400,000	800,000	-	-	-	-	-	-	-
Vice President Chief Financial Officer

(1)

Actual payouts in fiscal 2015 to the Named Executive Officers under the Annual Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Compensation Discussion and Analysis section of this report explains in greater detail the methodology used for calculating bonuses.

(2)

Represents options granted under the 2011 Stock Incentive Plan. Service-based options are vested 20% annually beginning on the second anniversary date of the grant date. Performance-based options are vested upon achievement of certain performance objectives.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2014:

	Option Awards (1)					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested
	(#)	(#)	(#)	($)		(#)	($)

William A. Hawkins	25,731	38,598	-	100.00	12/12/2021	-	-
Executive Vice President	-	-	64,329	100.00	12/12/2021	-	-
Chief Executive Officer

Dominique G. Petitgenet	4,000	6,000	-	100.00	3/1/2022	-	-
Vice President	-	-	10,000	100.00	3/1/2022	-	-
Chief Financial Officer	250	1,000	-	100.00	4/25/2023	-	-
	-	-	1,250	100.00	4/25/2023	-	-

(1)	Option awards vest 20% annually beginning on the second anniversary of the grant date.

Option Exercises and Stock Vested

There were no options exercised or restricted shares vested during the 2014 fiscal year for any of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
William A. Hawkins
Executive Vice President
Chief Executive Officer	-	$-	-	$-

Dominique G. Petitgenet
Vice President
Chief Financial Officer	-	$-	-	$-

Employment Agreements

We have a written employment agreement with Mr. Hawkins that provides for severance benefits in the event of termination without cause or by the employee for good reason in connection with a change in control. Mr. Petitgenet does not have a written employment agreement with the Company, but is a participant in the Company’s Key Employee Severance Plan.

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

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would be made to each of the Named Executive Officers upon involuntary termination before or after a change of control based on each person’s base salary as of May 31, 2014 and cash bonus paid with respect to fiscal 2014.  The actual amounts to be paid out can only be determined at the time of such Named Executive Officer’s separation from the Company. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on May 31, 2014 (the last business day of our last completed fiscal year);
●	The price per share of our common stock on the date of termination is less than $100.

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause	Termination w/o Cause

William A. Hawkins	Severance	$1,920,000	$3,520,000
Executive Vice President	Stock Options (1)	-	-
Chief Executive Officer
	TOTAL	$1,920,000	$3,520,000

Dominique G. Petitgenet	Severance	$421,105	$821,105
Vice President	Stock Options (1)	-	-
Chief Financial Officer
	TOTAL	$421,105	$821,105

(1)   As of May 31, 2014 all stock options were underwater and therefore would have no value when vested upon termination.

Compensation of Directors

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2014. Directors who are employees of the Company receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	All Other Compensation (1)	Total
	($)	($)	($)	($)
Scott Garrett	40,000	36,288	2,394	78,682
David Kessler	40,000	36,288	3,476	79,764
Sharad Mansukani	40,000	36,288	-	76,288
Sean Murphy	40,000	36,288	1,670	77,958
Jeffrey Rhodes (4)	-	-	-	-
Todd Sisitsky (4)	-	-	-	-

(1)	Non-employee directors receive an annual retainer of $40,000 and are reimbursed for all travel expenses to and from meetings of the Board of Directors.

(2)	Non-employee directors receive an annual grant of 400 restricted stock units.

(3)

The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards pursuant to the Company’s equity incentive plans. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2014 are included in Note 16, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2014, included in this Annual Report on Form 10-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(4)	Our Board includes representatives from our Sponsors and these directors are not individually compensated by the Company.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All outstanding shares of common stock of the Company are held indirectly by Holdings.

The following table describes the beneficial ownership of Holdings’ common stock as of May 31, 2014 by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of May 31, 2014, and the beneficial ownership percentages are based on a total of 7,781,016 shares issued and outstanding on May 31, 2014.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership (1)		Percent of Class

5% Shareholders
TPG Partners VI, L.P.	6,217,231		79.9%
Affiliates of TPG	1,524,635		19.6%

Directors and Executive Officers
Scott Garrett	5,000		*
David Kessler	-		*
Sharad Mansukani	-		*
Sean Murphy	2,500		*
Jeffrey Rhodes	-	(2)	*
Todd Sisitsky	-	(2)	*
Dominique Petitgenet	-		*
William A. Hawkins	10,000		*

All Directors and Executive Officers as a Group	21,650		*

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

Item 14. — Principal Accountant Fees and Services.

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton, LLP for the fiscal years 2014 and 2013:

Fee Category:	2014	2013
Audit fees	$1,298,155	1,348,460
Audit-related fees	16,110	16,568
Tax fees	—	—
All other fees	—	—
Total fees	$1,314,265	1,365,028

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

Tax Fees

During fiscal 2014 and fiscal 2013, there were no fees billed to us for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2014 and fiscal 2013, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

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

During fiscal 2014 and 2013, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

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

10.12-1**

Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007), as amended by the Seventh Amendment to Office Lease Agreement dated July 1, 2013, between the Company and MLCFC 2007-7 Norcross Park Limited Partnership .

10.12-2**	Lease Agreement dated August 1, 2013 between the Company and Kennesaw Wall I, LLC.

10.13*

Employment Agreement by and among the Company, IVD Holdings Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.14*	Letter Agreement between TPG Capital, L.P. and William Hawkins, dated December 12, 2011.

10.15*	Offer Letter between Immucor, Inc. and Dominique Petitgenet dated February 12, 2012 (incorporated by reference to the Quarterly Report on Form 10-Q filed on April 11, 2012).

10.16*

Form of Management Stockholders’ Agreement, by and among the Company, Holdings and the Managers and Investors named therein (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.17*	2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.5 to Form 10-K filed on July 27, 2012.

10.18*	Annual Bonus Plan for fiscal year 2014, executed as of August 6, 2013 and effective as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2013).

14	Immucor Code of Conduct (available at Immucor.com/compliancehotline).

21**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Label **
101.PRE	XBRL Taxonomy Extension Presentation **

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
August 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Hawkins
William A. Hawkins, President and Chief Executive Officer
August 26, 2014

/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer and Vice President, International, Transfusion Diagnostics
(Principal Financial and Accounting Officer)
August 26, 2014

/s/ Jeffrey K. Rhodes
Jeffrey K. Rhodes, Director
August 26, 2014

/s/Todd B. Sisitsky
Todd B. Sisitsky, Director
August 26, 2014