Form 10-Q
period 2014-08-31
IMMUCOR INC
filed 2014-10-10
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2014

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

As of October 10, 2014, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited, except for May 31, 2014)

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

SIGNATURES

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,355	23,621
Trade accounts receivable, net of allowance for doubtful accounts of $954 and $898 at August 31, 2014 and May 31, 2014, respectively	71,777	69,629
Inventories	48,886	49,151
Deferred income tax assets, current portion	8,268	8,251
Prepaid expenses and other current assets	11,167	12,582
Total current assets	157,453	163,234

PROPERTY AND EQUIPMENT, net	75,794	76,311
GOODWILL	850,268	851,563
INTANGIBLE ASSETS, net	678,401	692,870
DEFERRED FINANCING COSTS, net	31,467	33,116
OTHER ASSETS	7,449	7,320
Total assets	$1,800,832	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,761	15,665
Accrued interest and interest rate swap liability	8,524	19,605
Accrued expenses and other current liabilities	23,617	23,716
Income taxes payable	4,183	4,927
Deferred revenue, current portion	3,080	2,813
Current portion of long-term debt, net of debt discounts	4,570	4,591
Total current liabilities	61,735	71,317

LONG-TERM DEBT, net of debt discounts	1,036,184	1,037,183
DEFERRED REVENUE	74	86
DEFERRED INCOME TAX LIABILITIES	219,336	223,379
OTHER LONG-TERM LIABILITIES	24,095	23,833
Total liabilities	1,341,424	1,355,798
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of August 31, 2014 and May 31, 2014, respectively	-	-
Additional paid-in capital	753,666	753,147
Accumulated deficit	(276,743)	(271,264)
Accumulated other comprehensive loss	(17,515)	(13,267)
Total shareholders' equity	459,408	468,616
Total liabilities and shareholders' equity	$1,800,832	1,824,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2014	2013

NET SALES	$102,441	96,044
COST OF SALES (exclusive of amortization shown separately below)	36,827	36,051
GROSS MARGIN	65,614	59,993

OPERATING EXPENSES
Research and development	7,078	8,130
Selling and marketing	15,056	14,292
Distribution	5,040	4,719
General and administrative	10,884	10,975
Amortization expense	13,682	13,207
Acquisition-related items	-	(1,320)
Total operating expenses	51,740	50,003

INCOME FROM OPERATIONS	13,874	9,990

NON-OPERATING (EXPENSE) INCOME
Interest income	56	9
Interest expense	(22,298)	(22,178)
Other, net	76	(216)
Total non-operating expense	(22,166)	(22,385)

LOSS BEFORE INCOME TAXES	(8,292)	(12,395)
BENEFIT FOR INCOME TAXES	(2,813)	(4,635)
NET LOSS	$(5,479)	(7,760)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2014	2013

NET LOSS	$(5,479)	(7,760)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(4,365)	1,385

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive loss	249	518
Less: reclassification adjustment for losses included in net income	(132)	(193)
Net changes in fair value of cash flow hedges	117	325

OTHER COMPREHENSIVE (LOSS) INCOME	(4,248)	1,710

COMPREHENSIVE LOSS	$(9,727)	(6,050)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(5,479)	(7,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,395	17,579
Noncash interest expense	2,422	2,203
Inventory fair value adjustment	-	2,243
Loss on disposition and retirement of fixed assets	47	-
Provision for doubtful accounts	56	85
Share-based compensation expense	518	448
Deferred income taxes	(4,035)	(5,935)
Change in fair value of contingent consideration	-	(1,320)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(3,295)	1,877
Income taxes	71	(34)
Inventories	(1,764)	(5,023)
Other assets	555	(1,583)
Accounts payable	2,119	5,414
Deferred revenue	288	241
Accrued expenses and other liabilities	(10,204)	(12,707)
Cash used in operating activities	(306)	(4,272)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,285)	(963)
Receipt from acquisition of business related to finalizing certain working capital adjustments	-	1,116
Acquisitions of businesses, net of cash acquired	(241)	-
Cash (used in) provided by investing activities	(3,526)	153

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,664)	(1,673)
Proceeds from Revolving Facility	8,000	-
Repayments of Revolving Facility	(8,000)	-
Cash used in financing activities	(1,664)	(1,673)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(770)	406
DECREASE IN CASH AND CASH EQUIVALENTS	(6,266)	(5,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,621	29,388
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,355	24,002

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$933	1,215
Interest paid	30,529	31,116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$1,717	2,775

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company's interim results are not necessarily indicative of the Company's expected full year results. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards –

Accounting Changes Not Yet Adopted

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on stock-based compensation, ASU 2014-12, Compensation – Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which corresponds to the Company’s first quarter of fiscal 2017. Earlier adoption is permitted. The Company is evaluating the effect of adoption of ASU 2014-12 on its consolidated financial statements.

In June 2014, the FASB issued a standard on development stage entities, 2014-10, Development Stage Entities, Elimination of Certain Financial Reporting Requirements Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”), which removes the incremental financial reporting requirements for development stage entities.  This Update affects entities that are development stage entities as defined under U.S. GAAP, and may also affect the consolidation decisions for a reporting entity that has an interest in an entity that is a development stage entity. The amendments made by ASU 2014-10 are effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2014, which corresponds with the Company’s first quarter of fiscal 2016.  Earlier adoption is permitted. The Company is evaluating the effect of adoption of ASU 2014-10 on its consolidated financial statements.

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

Business combinations completed in fiscal 2015:

Acquisition of LIFECODES distribution business – The Company completed the acquisition of the LIFECODES distribution business in India effective August 1, 2014. This acquisition enables Immucor to streamline the distribution of its LIFECODES products in that region. The Company acquired the assets of the India distribution business for a total cash purchase price of $0.4 million, of which $0.2 million was paid as of August 31, 2014. The purchase price also included a potential earn-out of up to $0.2 million if certain financial targets are met during the following two year period.

Business combinations completed in fiscal 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements are valued at $26.7 million. Goodwill is valued at $5.8 million and the long-term deferred tax liability is valued at $9.1 million. The purchase price allocation for this acquisition is preliminary and is subject to material valuation adjustments or tax matters that may be identified within the measurement period. The goodwill arising from this acquisition is not deductible for tax purposes.

Acquisition of LIFECODES distribution businesses – The Company completed the acquisition of both the LIFECODES distribution businesses in the United Kingdom (“UK”) and Italy on January 31, 2014. These acquisitions enable Immucor to streamline the distribution of its LIFECODES products in Europe. The Company acquired the stock of the UK distribution business for a total cash purchase price of $4.0 million, including acquired cash of $1.2 million. The Company acquired the assets of the Italy distribution business for a total cash purchase price of $2.4 million. In total, the Company acquired other identifiable intangible assets of $3.5 million and $1.1 million of goodwill, respectively, in these acquisitions.  The other identifiable intangible assets are mainly customer relationships, which represent the fair value of the existing customer base. The tangible assets acquired in these acquisitions were not material to the Company’s consolidated financial statements. All of the goodwill arising from the Italy asset acquisition is deductible for income tax purposes.  The goodwill arising from the UK acquisition is not deductible for tax purposes.

The operating results of these acquired businesses have been included in the Company’s consolidated results of operations since their dates of acquisition.

3.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months ended August 31, 2014, and August 31, 2013, approximately $0.9 million, and $1.0 million, respectively, was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of both August 31, 2014 and May 31, 2014, the Company owed $0.9 million to the Sponsor for these fees and expenses.

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories as of August 31, 2014, and May 31, 2014 include the following (in thousands):

	As of
	August 31, 2014	May 31, 2014

Raw materials and supplies	$10,908	12,110
Work in process	9,574	9,146
Finished goods	28,404	27,895
	$48,886	49,151

5.	PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following (in thousands):

	As of
	August 31, 2014	May 31, 2014

Land	$289	290
Buildings and improvements	2,939	2,966
Leasehold improvements	25,101	24,693
Capital work-in-progress	4,973	3,927
Furniture and fixtures	4,096	3,656
Machinery, equipment and instruments	89,776	88,057
	127,174	123,589
Less accumulated depreciation	(51,380)	(47,278)
Property and equipment, net	$75,794	76,311

Depreciation expense was $4.7 million in the three months ended August 31, 2014, and was $4.4 million in the three months ended August 31, 2013. The estimated useful lives of the Company’s instrument equipment assets were reevaluated in the first three months of fiscal 2014. The evaluation indicated that the actual lives of our instrument equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment to better reflect the estimated periods during which these assets will remain in service effective June 1, 2013. The estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $1.6 million for the three months ended August 31, 2013. On an annual basis, the effect of this change is expected to decrease depreciation expense by approximately $6.3 million. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

6.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and the acquisition of various businesses completed in fiscal 2013 and fiscal 2014. The following table presents the changes in the carrying amount of goodwill during the three months ended August 31, 2014 and the fiscal year ended May 31, 2014 (in thousands):

	August 31, 2014	May 31, 2014

Balance at beginning of period	$851,563	1,003,463
Additions:
Acquisition of businesses	-	6,912
Foreign currency translation adjustment	(1,295)	1,188
Impairment loss	-	(160,000)
Balance at end of period	$850,268	851,563

In the first quarter of fiscal 2015, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates. In fiscal 2014, goodwill decreased by $151.9 million mainly due to the recognition of an impairment loss on goodwill in the fourth quarter, partially offset by an increase in goodwill from business acquisitions completed in that year and the impact of changes in foreign currency exchange rates.

There were no accumulated impairment losses for the Company’s goodwill prior to the period ending May 31, 2014. For the periods ending May 31, 2014 and August 31, 2014, the Company had $160.0 million of accumulated impairment losses on goodwill.

7.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		August 31, 2014			May 31, 2014
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$469,723	(69,706)	400,017	470,679	(63,989)	406,690
Existing technology / trade names	11	314,350	(78,323)	236,027	314,350	(71,246)	243,104
Corporate trade name	15	40,000	(8,088)	31,912	40,000	(7,421)	32,579
Below market leasehold interests	7	1,200	(477)	723	1,200	(449)	751
Other intangibles	4	399	(77)	322	399	(53)	346
Total amortizable assets		825,672	(156,671)	669,001	826,628	(143,158)	683,470

Intangible assets not subject to amortization:
In-process research and development		9,400	-	9,400	9,400	-	9,400
Total non-amortizable assets		9,400	-	9,400	9,400	-	9,400

Other intangible assets, net		$835,072	(156,671)	678,401	836,028	(143,158)	692,870

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

In fiscal 2014, it was determined that an in-process research and development (“IPR&D”) project related to our transplant and molecular diagnostics business was no longer economically feasible. This project was therefore abandoned and fully written-off in fiscal 2014. As a result, a loss of $0.2 million was recorded in fiscal 2014 and included in impairment loss on the Company’s consolidated statement of operations.

Amortization expense related to these intangible assets for the three months ended August 31, 2014 and August 31, 2013 was $13.7 million and $13.2 million, respectively. Expected amortization expense for the remainder of fiscal 2015 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2015	$41,088
2016	54,751
2017	54,594
2018	54,479
2019	50,556
2020	49,451

8.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs during the three months ended August 31, 2014 and the fiscal year ended May 31, 2014 are as follows (in thousands):

	As of
	August 31, 2014	May 31, 2014

Balance at beginning of period	$33,116	39,449
Amortization	(1,649)	(6,333)
Balance at end of period	$31,467	33,116

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	August 31, 2014	May 31, 2014

Term Loan Facility, net of $8,929 and $9,435 debt discounts, respectively	$644,457	645,609
Notes, net of $3,725 and $3,862 debt discounts, respectively	396,275	396,138
Capital lease agreements	22	27
	1,040,754	1,041,774
Less current portion, net of debt discounts	(4,570)	(4,591)
Long-term debt, net of current portion	$1,036,184	1,037,183

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.3 million senior secured term loan facility with Term B-2 Loans (the “Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

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

The interest rate on the Term Loan Facility was 5.00% as of August 31, 2014 and May 31, 2014. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.10% for the quarter ended August 31, 2014. At August 31, 2014, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The additional principal due under the terms of the excess cash flow requirement was zero for fiscal 2014 and was $2.0 million for fiscal 2013. The additional principal payment of $2.0 million was paid in September 2013. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the parent company of Immucor, IVD Intermediate Holdings B Inc. (the “Parent”), and certain of Immucor’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, subject in each case to customary exceptions and exclusions.

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.6% for the quarter ended August 31, 2014. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2015 and each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2015	$4,989
2016	6,639
2017	6,632
2018	6,632
2019	628,516
Thereafter	400,000
$1,053,408

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended
	August 31
	2014	2013

Notes, including OID amortization	$11,262	11,247
Term Loan Facility, including OID amortization	8,861	8,920
Amortization of deferred financing costs	1,649	1,556
Interest rate swaps	261	258
Revolving Facility fees and interest	142	128
Interest accreted on contingent consideration liability	123	67
Other interest	-	2
Interest expense	$22,298	22,178

10.	DERIVATIVE FINANCIAL INSTRUMENTS

As of August 31, 2014, the Company has interest rate swap agreements to hedge $240.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.67% until September 30, 2014.

Effective October 1, 2014, the Company has swap agreements that hedge the Company’s floating rate interest commitments of $155.0 million at a weighted average fixed LIBOR rate of 1.77%, until September 30, 2015.  Effective after September 30, 2015 through September 30, 2016, the Company has swap agreements to hedge the Company’s floating rate interest commitments of $70.0 million at a fixed LIBOR rate of 1.91% until September 30, 2016.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of August 31, 2014, approximately $0.8 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	August 31, 2014	May 31, 2014

Interest rate swaps (included in other liabilities)	$(1,108)	(1,357)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended
	August 31
Location of (loss) gain reclassified from AOCI into income	2014	2013

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(261)	(257)
Interest income (expense) (ineffective portion)	$-	3

11.	FAIR VALUE

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

	As of August 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,108)	-	(1,108)
Contingent consideration liability	$-	-	(11,579)	(11,579)

	As of May 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(1,357)	-	(1,357)
Contingent consideration liability	$-	-	(11,300)	(11,300)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $17.4 million and $23.6 million of cash and cash equivalents at August 31, 2014 and May 31, 2014, respectively, approximately 15% and 19% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $442.8 million and $656.7 million at August 31, 2014, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $446.3 million and $656.7 million at May 31, 2014, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

At August 31, 2014, the Company had $11.6 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions completed since May 30, 2014. The fair value of these contingent consideration liabilities was determined by applying a form of the income approach (a level 3 input), based upon the probability weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance target. Assumptions included in the calculations were the cumulative probability of success, discount rate and time of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. As of August 31, 2014, $0.2 million of the contingent consideration liability was included in Accrued expenses and other current liabilities and $11.4 million was included in Other long-term liabilities on the Company’s consolidated balance sheet. As of May 31, 2014, the contingent consideration liability was included in Other long-term liabilities on the Company’s consolidated balance sheet.

As of the beginning of fiscal 2014, the Company had a contingent consideration liability of $4.5 million for an earn-out provision resulting from the LIFECODES acquisition, which was written down by $1.3 million in the first quarter of fiscal 2014, and written down to zero by the end of fiscal 2014. The adjustment to the estimated fair value amount was reflected as a gain in the acquisition-related items on the Company’s consolidated statements of operations.

The changes in the contingent consideration liability are summarized in the following table (in thousands):

	Three Months Ended	Twelve Months Ended
	August 31, 2014	May 31, 2014
Balance at the beginning of the period	$(11,300)	(4,504)
Additions due to acquisitions	(156)	(11,300)
Change in fair value	-	4,638
Accretion of fair value	(123)	(134)
Balance at the end of the period	$(11,579)	(11,300)

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Three Months Ended August 31, 2014
Foreign exchange translation adjustment	$(4,340)	25	(4,365)
Changes in fair value of cash flow hedges	248	131	117
	$(4,092)	156	(4,248)

Three Months Ended August 31, 2013
Foreign exchange translation adjustment	$1,385	-	1,385
Changes in fair value of cash flow hedges	518	193	325
	$1,903	193	1,710

The components of accumulated other comprehensive loss as of August 31, 2014 and May 31, 2014 are as follows (in thousands):

	As of
	August 31, 2014	May 31, 2014

Cumulative foreign currency translation adjustment	$(16,792)	(12,427)
Change in fair value of cash flow hedges, net of tax	(723)	(840)
Accumulated other comprehensive (loss) income	$(17,515)	(13,267)

13.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $0.6 million and $0.2 million during the first three months ended August 31, 2014 and August 31, 2013, respectively. As of August 31, 2014, a total of 25,973 shares were available for future grants.

Restricted stock units typically vest over a two year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions, and performance-based or market-based vesting conditions.  The service-based vesting options contain tiered vesting terms over the service period. The performance-based or market-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a ten year term.

The compensation cost for the restricted stock units and stock option awards are recognized on a straight-line basis over the vesting period. The Company recognized expense of $0.5 million and $0.4 million in the three months ended August 31, 2014 and August 31, 2013, respectively, before income tax benefits, for all of the Company’s stock plans. As of August 31, 2014, there was $3.5 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.4 years.

As of August 31, 2014 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $1.0 million as of August 31, 2014.

14.	INCOME TAXES

The effective tax rate for the quarters ended August 31, 2014 and August 31, 2013 was 33.9% and 37.4%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarter ended August 31, 2014 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U. S. income taxes associated with current and future distributions of foreign earnings. The difference between the United States federal statutory rate and the effective tax rate for the quarter ended August 31, 2013 was primarily due to the following: (1) a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from the U.S. statutory tax rate, (2) the fact that the gain on the acquisition related item is not taxable, and (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.

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

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets which include the BRIC region (countries of Brazil, Russia, India and China), the Asia Pacific region, and Mexico. These products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended
	August 31
	2014	2013
Net sales by product group:
Transfusion	$86,369	82,990
Transplant & Molecular	16,072	13,054
Total	$102,441	96,044

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	August 31
	2014	2013
Net sales to customers by geography are as follows:
United States	$62,379	61,120
Europe (A)	21,447	17,851
Canada	4,891	4,553
Other	13,724	12,520
Total	$102,441	96,044

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	August 31, 2014	May 31, 2014
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$53,689	54,066
Europe (B)	15,467	15,725
Canada	4,437	4,517
Other (C)	2,201	2,003
Total	$75,794	76,311

	As of
	August 31, 2014	May 31, 2014
Concentration of net assets by geography:
United States	$292,042	299,948
Europe	121,444	123,095
Canada	32,803	32,802
Other (C)	13,119	12,771
Total	$459,408	468,616

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months ended August 31, 2014, or August 31, 2013.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

August 31, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,313	(695)	14,737	-	17,355
Accounts receivable, net	32,507	5,314	33,956	-	71,777
Intercompany receivable	61,102	16,719	12,989	(90,810)	-
Inventories	20,477	17,152	13,424	(2,167)	48,886
Deferred income tax assets, current portion	4,160	2,807	465	836	8,268
Prepaid expenses and other current assets	5,398	569	5,200	-	11,167
Total current assets	126,957	41,866	80,771	(92,141)	157,453

PROPERTY AND EQUIPMENT, net	38,353	15,336	22,105	-	75,794
INVESTMENT IN SUBSIDIARIES	255,411	5,020	3,081	(263,512)	-
GOODWILL	743,512	47,877	58,879	-	850,268
OTHER INTANGIBLE ASSETS, net	574,259	62,398	41,744	-	678,401
DEFERRED FINANCING COSTS, net	31,467	-	-	-	31,467
OTHER ASSETS	6,873	256	320	-	7,449
Total assets	$1,776,832	172,753	206,900	(355,653)	1,800,832

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,390	4,258	4,113	-	17,761
Intercompany payable	6,951	76,099	7,760	(90,810)	-
Accrued interest and interest rate swap liability	8,524	-	-	-	8,524
Accrued expenses and other current liabilities	9,208	5,181	9,228	-	23,617
Income taxes payable	30,785	(30,227)	3,625	-	4,183
Deferred revenue, current portion	1,678	8	1,394	-	3,080
Current portion of long term debt, net of debt discounts	4,553	17	-	-	4,570
Total current liabilities	71,089	55,336	26,120	(90,810)	61,735

LONG TERM DEBT, NET OF DEBT DISCOUNTS	1,036,179	5	-	-	1,036,184
DEFERRED REVENUE	6	-	68	-	74
DEFERRED INCOME TAX LIABILITIES	199,088	8,389	11,859	-	219,336
OTHER LONG-TERM LIABILITIES	11,062	11,546	1,487	-	24,095
Total liabilities	1,317,424	75,276	39,534	(90,810)	1,341,424
SHAREHOLDERS' EQUITY:
Total shareholders' equity	459,408	97,477	167,366	(264,843)	459,408
Total liabilities and shareholders' equity	$1,776,832	172,753	206,900	(355,653)	1,800,832

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

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$66,268	14,614	39,573	(18,014)	102,441
COST OF SALES (exclusive of amortization shown separately below)	20,775	9,627	24,439	(18,014)	36,827
GROSS MARGIN	45,493	4,987	15,134	-	65,614

OPERATING EXPENSES:
Research and development	2,640	4,214	224	-	7,078
Selling and marketing	6,237	2,695	6,124	-	15,056
Distribution	2,680	388	1,972	-	5,040
General and administrative	7,261	1,045	2,578	-	10,884
Amortization expense	11,971	1,076	635	-	13,682
Total operating expenses	30,789	9,418	11,533	-	51,740

INCOME (LOSS) FROM OPERATIONS	14,704	(4,431)	3,601	-	13,874

NON-OPERATING (EXPENSE) INCOME:
Interest income	3	-	78	(25)	56
Interest expense	(22,180)	(123)	(20)	25	(22,298)
Other, net	143	(40)	(27)	-	76
Total non-operating (expense) income	(22,034)	(163)	31	-	(22,166)

(LOSS) INCOME BEFORE INCOME TAXES	(7,330)	(4,594)	3,632	-	(8,292)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,189)	(1,734)	1,110	-	(2,813)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(5,141)	(2,860)	2,522	-	(5,479)
Net (loss) income of consolidated subsidiaries	(338)	-	-	338	-
NET (LOSS) INCOME	$(5,479)	$(2,860)	$2,522	$338	(5,479)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$64,210	13,664	34,991	(16,821)	96,044
COST OF SALES (exclusive of amortization shown separately below)	22,026	9,144	21,702	(16,821)	36,051
GROSS MARGIN	42,184	4,520	13,289	-	59,993

OPERATING EXPENSES:
Research and development	3,632	4,490	8	-	8,130
Selling and marketing	6,327	2,093	5,872	-	14,292
Distribution	2,722	382	1,615	-	4,719
General and administrative	6,865	1,736	2,374	-	10,975
Amortization expense	11,971	668	568	-	13,207
Acquisition-related items	(1,320)	-	-	-	(1,320)
Total operating expenses	30,197	9,369	10,437	-	50,003

INCOME (LOSS) FROM OPERATIONS	11,987	(4,849)	2,852	-	9,990

NON-OPERATING (EXPENSE) INCOME:
Interest income	1	1	28	(21)	9
Interest expense	(22,191)	-	(8)	21	(22,178)
Other, net	389	28	152	(785)	(216)
Total non-operating (expense) income	(21,801)	29	172	(785)	(22,385)

(LOSS) INCOME BEFORE INCOME TAXES	(9,814)	(4,820)	3,024	(785)	(12,395)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,681)	(1,616)	925	(263)	(4,635)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(6,133)	(3,204)	2,099	(522)	(7,760)
Net (loss) income of consolidated subsidiaries	(1,105)	-	-	1,105	-
NET (LOSS) INCOME	$(7,238)	(3,204)	2,099	583	(7,760)

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$2,827	124	(3,289)	32	(306)
Net cash used in investing activities	(2,728)	(369)	(429)	-	(3,526)
Net cash used in financing activities	(1,659)	(5)	-	-	(1,664)
Effect of exchange rate changes on cash and cash equivalents	(25)	-	(713)	(32)	(770)
Decrease in cash and cash equivalents	(1,585)	(250)	(4,431)	-	(6,266)
Cash and cash equivalents at beginning of period	4,898	(445)	19,168	-	23,621
Cash and cash equivalents at end of period	$3,313	(695)	14,737	-	17,355

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2013

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(3,578)	(2,845)	3,045	(894)	(4,272)
Net cash provided by (used in) investing activities	6,399	(536)	(5,710)	-	153
Net cash (used in) provided by financing activities	(1,658)	(15)	(785)	785	(1,673)
Effect of exchange rate changes on cash and cash equivalents	-	-	297	109	406
Increase (decrease) in cash and cash equivalents	1,163	(3,396)	(3,153)	-	(5,386)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$8,134	711	15,157	-	24,002

17.	COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

From time to time, the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

 Purchase Commitments

Purchase commitments made in the normal course of business were $43.4 million as of August 31, 2014. These purchases were primarily for inventory items. The following is a schedule of approximate future payments for purchase commitments as of August 31, 2014 (in thousands):

2015	$20,680
2016	4,185
2017	3,683
2018	3,883
2019	4,083

18.	SUBSEQUENT EVENTS

Sirona Collaboration

On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s HLA typing sample preparation and bioinformatics offering for next generation sequencing. As part of the collaboration, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona at a future date and also loaned $4.6 million to Sirona for development funding. The collaborative arrangement includes the potential for additional future funding, subject to terms of the arrangement. Sirona is considered to be a variable interest entity (“VIE”) but does not meet the requirements for consolidation as Immucor is not considered the primary beneficiary.

Sentilus Acquisition

On October 1, 2014, the Company paid $6.0 million to acquire Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtorarraysTM. Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for that business. The final purchase price of Sentilus may be impacted by certain working capital targets associated with this acquisition as well as a potential earn-out if the business achieves certain financial targets.

Stock-Based Compensation Plan Amendment

The Company amended its 2011 Equity Incentive Plan effective on September 2, 2014 to (1) modify the financial targets for all unvested performance-based option grants, and (2) specify that the unvested options will vest on each of August 19, 2015 and August 19, 2016 if the financial targets are achieved or exceeded for the immediately preceding fiscal years, or will vest on the later date if the financial targets are not achieved for fiscal 2015 but are achieved for the combined fiscal 2015 and 2016 periods. All other terms remain unchanged.

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

	Three Months Ended
	August 31		Change
	2014	2013	Amount	%

Net sales	$102,441	96,044	$6,397	6.7
Cost of sales (*)	36,827	36,051	776	2.2
Gross margin	65,614	59,993	5,621	9.4

Operating expenses:
Research and development	7,078	8,130	(1,052)	(12.9)
Selling and marketing	15,056	14,292	764	5.3
Distribution	5,040	4,719	321	6.8
General and administrative	10,884	10,975	(91)	(0.8)
Amortization expense	13,682	13,207	475	3.6
Acquisition-related items	-	(1,320)	1,320	**
Total operating expenses	51,740	50,003	1,737	3.5

Income from operations	13,874	9,990	3,884	38.9

Non-operating (expense) income:
Interest income	56	9	47	522.2
Interest expense	(22,298)	(22,178)	(120)	0.5
Other, net	76	(216)	292	**
Total non-operating net expense	(22,166)	(22,385)	219	(1.0)

Loss before income taxes	(8,292)	(12,395)	4,103	(33.1)
Benefit for income taxes	(2,813)	(4,635)	1,822	(39.3)
Net loss	$(5,479)	(7,760)	$2,281	(29.4)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three Months Ended August 31, 2014 and August 31, 2013:

Net sales were $102.4 million for the three months ended August 31, 2014 as compared with $96.0 million for the three months ended August 31, 2013, an increase of $6.4 million, or 6.7%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	August 31		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$86,369	82,990	$3,379	4.1
Transplant & Molecular	16,072	13,054	3,018	23.1
Total	$102,441	96,044	$6,397	6.7

Transfusion: Net sales of our transfusion products for the three months ended August 31, 2014 were $86.4 million as compared with $83.0 million for the three months ended August 31, 2013, an increase of $3.4 million, or 4.1%. This increase in net sales was mainly due to a higher number of ship cycles in the first three months of fiscal 2015 as compared with the same period in fiscal 2014, and higher net sales generated from our capture reagents in Europe and the Emerging Markets driven mainly by an increase in our installed base of instruments in those markets. After adjusting for the impact of ship cycles, net sales in the first three months of fiscal 2015 increased by 1.6 % when compared with the first three months of fiscal 2014.

Transplant & Molecular: Net sales of our transplant and molecular products for the three months ended August 31, 2014 were $16.1 million as compared with $13.1 million for the three months ended August 31, 2013, an increase of $3.0 million, or 23.1%. The increase in net sales was primarily due to higher net sales in Europe and the Emerging Markets during three months ended August 31, 2014 reflecting strong customer acceptance of our Transplant and Molecular products in those markets.

Gross margin increased by $5.6 million for the three months ended August 31, 2014 as compared with the three months ended August 31, 2013, or 9.4%, mainly due to the higher net sales generated in the first three months of fiscal 2015. Gross margin as a percentage of consolidated net sales was approximately 1.6% higher for the three months ended August 31, 2014 as compared with the three months ended August 31, 2013. The higher gross margin percentage was primarily due to the amortization of the fair value of inventory of $2.3 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2015, partially offset by a less favorable product mix.

Research and development expenses were $7.0 million for the three months ended August 31, 2014 as compared with $8.1 million for the three months ended August 31, 2013. The decrease of $1.1 million, or 12.9%, was primarily due to the completion of certain significant development projects in fiscal 2014, including the development work related to the PreciseTypeTM HEA test that was completed in the fourth quarter of fiscal 2014.

Selling and marketing expenses were $15.1 million for the three months ended August 31, 2014 as compared with $14.3 million for the three months ended August 31, 2013. The increase in selling and marketing expenses of $0.8 million, or 5.3%, was primarily attributable to additional personnel costs to support the anticipated growth of the business and other operating expenses.

Distribution expenses were $5.0 million for the three months ended August 31, 2014 and $4.7 million for the three months ended August 31, 2013, an increase of $0.3 million, or 6.8%. The increase in distribution expenses is in direct correlation with the increase in net sales for the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014, which was higher by 6.7%.

General and administrative expenses were comparable in the three months ended August 31, 2014 as compared with the three months ended August 31, 2013. General and administrative expenses were $10.9 million for the three months ended August 31, 2014 and $11.0 million for the three months ended August 31, 2013, a decrease of $0.1 million, or 0.8%.

Amortization expense was $13.7 million for the three months ended August 31, 2014 as compared with $13.2 million for the three months ended August 31, 2013, an increase of $.5 million, or 3.6%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Acquisition-related items were zero for the three months ended August 31, 2014 as compared with a gain of $1.3 million for the three months ended August 31, 2013. The gain reported in the three months ended August 31, 2013 resulted from a decrease in the contingent consideration liability related to the acquisition of our LIFECODES business. Based upon information available in the first quarter of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and decreased the fair value of the related contingent consideration liability.

Non-operating net expense was $22.2 million for the three months ended August 31, 2014 as compared with $22.4 million for the three months ended August 31, 2013, a decrease of $0.2 million, or 1.0%. The most significant component of non-operating expense is interest expense which increased by $0.1 million on a quarter-over-quarter basis. The increase in interest expense was mainly due to the amortization of deferred financing costs and the accretion of our contingent consideration liabilities. This increase in interest expense was offset by changes in exchange gains and losses recorded in those same periods. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of forward contracts used to hedge against currency exposure.

The effective tax rate for the three months ended August 31, 2014 and 2013 was 33.9% and 37.4%, respectively.  The effective tax rate for the fiscal 2015 period was lower than the effective tax rate for the corresponding period in fiscal 2014 primarily due to changes in the mix of income by tax jurisdiction and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.  Also, the gain on acquisition related items only impacted the fiscal 2014 effective tax rate.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months ended August 31, 2014 and August 31, 2013 is calculated as follows (in thousands):

	Three Months Ended
	August 31
	2014	2013

Net loss	$(5,479)	(7,760)
Interest expense	22,242	22,169
Income tax benefit	(2,813)	(4,635)
Depreciation and amortization	18,395	17,579

EBITDA	32,345	27,353

Adjustments to EBITDA:
Stock-based compensation (i)	518	448
Acquisition expenses, net (ii)	826	(910)
Sponsor fee (iii)	934	1,005
Non-cash impact of purchase accounting (iv)	111	2,342
Certain non-recurring expenses and other (v)	2,404	3,873
Adjusted EBITDA	$37,138	34,111

i.	Represents non-cash stock-based compensation.
ii.

Represents non-recurring items related to acquisition activities including legal, accounting and other costs. The items included in the first quarter of fiscal 2014 also include the non-cash gain of $1.3 million resulting from the decrease in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as inventory valuation adjustments, primarily incurred as a result of the LIFECODES acquisition.
v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of August 31, 2014, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first quarter of fiscal 2015, our cash and cash equivalents decreased by $6.3 million to $17.4 million as of August 31, 2014. The decrease was primary due to net cash used in the purchase of additional property and equipment of $3.5 million, and to repay $1.7 million of long-term debt. The cash balance at August 31, 2014 includes cash of $14.7 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

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

Operating activities

Operating activities used no cash in the first quarter of fiscal 2015 as compared with $4.3 of cash used by operating activities in the first quarter of fiscal 2014. The decrease was mainly due to improved operating results of $2.3 million and a $2.4 million decrease in non-cash adjustments. The decrease in non-cash adjustments was mainly due to amortization of an inventory fair value adjustment included in the first quarter of fiscal 2014 that was not included in the first quarter of fiscal 2015.

Investing activities

We used cash of $3.5 million to purchase property and equipment and to upgrade certain financial systems in the three months ended August 31, 2014 as compared to fixed asset purchases of $1.0 million in the three months ended August 31, 2013. In addition, during the three months ended August 31, 2013, we received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments.

Financing activities

In the first quarter of fiscal 2015, we used cash from financing activities of $1.7 million for repayments of our long-term debt. We also borrowed and repaid $8.0 million from our Revolving Facility during the first quarter of fiscal 2015. As of August 31, 2014, there were no amounts outstanding under our Revolving Facility. In the first quarter of fiscal 2014, we used cash from financing activities of $1.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during the quarter or as of August 31, 2013.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $33.0 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of August 31, 2014, we had principal of $1,053.4 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility was $100.0 million as of August 31, 2014.

In October 2014, we used our Revolving Facility to fund a portion of the payments made to acquire Sentilus, Inc. for $6.0 million on October 1, 2014, and in connection with the execution of a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) in which we paid Sirona $5.3 million on October 3, 2004, as well as related transaction costs. As of October 10, 2014, our net total available borrowings under our Revolving Facility was approximately $86.5 million. Refer to Note 18 of the Company’s consolidated financial statements for additional information related to these two transactions.

We expect that recurring capital expenditures during fiscal 2015 will range from $10.0 million to $15.0 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade certain financial systems. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Commitments and Contractual Obligations

As of August 31, 2014, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of August 31, 2014.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no other significant changes in our critical accounting policies since May 31, 2014.

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

There may be other factors of which we are currently unaware of or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in ITEM 1A of this report, and in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2014, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are a party to certain legal proceedings in the ordinary course of business. However, we are not currently subject to any legal proceedings expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2014. In addition to the other information included in this report, carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 6. Exhibits

10.1	Amendment to IVD Holdings Inc. 2011 Equity Incentive Plan dated September 2, 2014.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.
(Registrant)

Date:	October 10, 2014	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	October 10, 2014	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)