Form 10-Q
period 2014-11-30
IMMUCOR INC
filed 2015-01-13
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2014

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

As of January 13, 2015, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

 ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,105	23,621
Trade accounts receivable, net of allowance for doubtful accounts of $854 and $898 at November 30, 2014 and May 31, 2014, respectively	70,302	69,629
Inventories	47,400	49,151
Deferred income tax assets, current portion	8,083	8,251
Prepaid expenses and other current assets	11,048	12,582
Total current assets	151,938	163,234

PROPERTY AND EQUIPMENT, net	75,303	76,311
GOODWILL	847,562	851,563
OTHER INTANGIBLE ASSETS, net	681,135	692,870
DEFERRED FINANCING COSTS, net	29,792	33,116
OTHER ASSETS	12,790	7,320
Total assets	$1,798,520	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,662	15,665
Accrued interest and interest rate swap liability	19,524	19,605
Accrued expenses and other current liabilities	22,312	23,716
Income taxes payable	4,385	4,927
Deferred revenue, current portion	2,564	2,813
Current portion of long-term debt, net of debt discounts	4,538	4,591
Total current liabilities	70,985	71,317

LONG-TERM DEBT, net of debt discounts	1,035,206	1,037,183
DEFERRED REVENUE	65	86
DEFERRED INCOME TAX LIABILITIES	219,269	223,379
OTHER LONG-TERM LIABILITIES	31,034	23,833
Total liabilities	1,356,559	1,355,798
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of November 30, 2014 and May 31, 2014, respectively	-	-
Additional paid-in capital	754,614	753,147
Accumulated deficit	(285,821)	(271,264)
Accumulated other comprehensive loss	(26,832)	(13,267)
Total shareholders' equity	441,961	468,616
Total liabilities and shareholders' equity	$1,798,520	1,824,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2014	2013

NET SALES	$96,277	100,203
COST OF SALES (exclusive of amortization shown separately below)	35,773	34,682
GROSS MARGIN	60,504	65,521

OPERATING EXPENSES
Research and development	7,115	7,310
Selling and marketing	15,373	15,170
Distribution	5,316	4,837
General and administrative	10,698	8,277
Amortization expense	13,651	13,215
Acquisition-related items	-	(3,318)
Total operating expenses	52,153	45,491

INCOME FROM OPERATIONS	8,351	20,030

NON-OPERATING (EXPENSE) INCOME
Interest income	32	3
Interest expense	(22,822)	(22,093)
Other, net	214	20
Total non-operating net expense	(22,576)	(22,070)

LOSS BEFORE INCOME TAXES	(14,225)	(2,040)
BENEFIT FOR INCOME TAXES	(5,148)	(1,253)
NET LOSS	$(9,077)	(787)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2014	2013
NET SALES	$198,717	196,247
COST OF SALES (exclusive of amortization shown separately below)	72,600	70,733
GROSS MARGIN	126,117	125,514

OPERATING EXPENSES
Research and development	14,194	15,440
Selling and marketing	30,429	29,462
Distribution	10,356	9,556
General and administrative	21,581	19,253
Amortization expense	27,332	26,422
Acquisition-related items	-	(4,638)
Total operating expenses	103,892	95,495

INCOME FROM OPERATIONS	22,225	30,019

NON-OPERATING (EXPENSE) INCOME
Interest income	88	12
Interest expense	(45,120)	(44,271)
Other, net	289	(195)
Total non-operating net expense	(44,743)	(44,454)

LOSS BEFORE INCOME TAXES	(22,518)	(14,435)
BENEFIT FOR INCOME TAXES	(7,961)	(5,888)
NET LOSS	$(14,557)	(8,547)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2014	2013

NET LOSS	$(9,077)	(787)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(9,397)	3,162

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	118	(314)
Less: reclassification adjustment for losses included in net income	(39)	134
Net changes in fair value of cash flow hedges	79	(180)

OTHER COMPREHENSIVE (LOSS) INCOME	(9,318)	2,982

COMPREHENSIVE (LOSS) INCOME	$(18,395)	2,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2014	2013

NET LOSS	$(14,557)	(8,547)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(13,762)	4,547

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	367	204
Less: reclassification adjustment for losses included in net income	(170)	(59)
Net changes in fair value of cash flow hedges	197	145

OTHER COMPREHENSIVE (LOSS) INCOME	(13,565)	4,692

COMPREHENSIVE LOSS	$(28,122)	(3,855)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(14,557)	(8,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,131	35,115
Noncash interest expense	5,420	4,460
Loss on disposition and retirement of fixed assets	75	93
Inventory fair value adjustment	-	2,742
Provision for doubtful accounts	20	(1,934)
Share-based compensation expense	1,467	818
Deferred income taxes	(10,096)	(8,430)
Change in fair value of contingent consideration	-	(4,638)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(3,770)	(1,268)
Income taxes	(25)	46
Inventories	(2,436)	(9,340)
Other assets	843	(869)
Accounts payable	2,726	4,429
Deferred revenue	(166)	290
Accrued expenses and other liabilities	(619)	78
Cash provided by operating activities	15,013	13,045

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,903)	(4,311)
Receipt from acquisition of business related to finalizing certain working capital adjustments	-	1,116
Other investments	(5,300)	-
Acquisitions of businesses, net of cash acquired	(6,396)	-
Cash used in investing activities	(18,599)	(3,195)

FINANCING ACTIVITIES:
Repayments of long-term debt	(3,328)	(3,678)
Proceeds from Revolving Facility	29,500	-
Repayments of Revolving Facility	(29,500)	-
Cash used in financing activities	(3,328)	(3,678)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,602)	663
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,516)	6,835
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,621	29,388
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,105	36,223

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,325	2,081
Interest paid	39,702	40,138
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$3,069	5,151

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s interim results are not necessarily indicative of the Company’s expected full year results. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards

Accounting Changes Adopted by the Company in Fiscal 2015

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In June 2014, the FASB issued an ASU on stock-based compensation, ASU 2014-12, Compensation – Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which corresponds to the Company’s first quarter of fiscal 2017. Earlier adoption is permitted. The Company is evaluating the effect of adoption of ASU 2014-12 on its consolidated financial statements.

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

Business combinations completed in fiscal 2015:

Acquisition of Sentilus – On October 1, 2014, the Company completed the acquisition of Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Among other uses, Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for our transfusion diagnostics business. The total cash purchase price of the Sentilus business was $6.0 million which was paid in the second quarter of fiscal 2015. The purchase agreement includes two contingent consideration arrangements, one for achieving certain regulatory milestones with a potential earn-out for $4.0 million in cash over the next three years, and the other in the form of performance payments based on a percentage of net future sales of the to-be-developed products over approximately the next twenty years. Management estimated that the fair value of the contingent consideration arrangements, as of the acquisition date, was approximately $6.3 million, which is included in Other long-term liabilities on the consolidated balance sheet. This was determined by applying a form of the income approach, based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance targets. The key assumptions were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $12.3 million. The other identifiable intangible assets include in-process research and development (“IPR&D”) and a non-competition agreement, which are valued at $18.8 million in the aggregate. Goodwill is valued at $0.6 million and the long-term deferred tax liability is valued at $7.2 million. The purchase price allocation for this acquisition is preliminary and is subject to material valuation adjustments or tax matters that may be identified within the measurement period. The goodwill arising from this acquisition is not deductible for tax purposes.

Acquisition of LIFECODES distribution business – The Company completed the acquisition of the LIFECODES distribution business in India effective August 1, 2014. This acquisition enables Immucor to streamline the distribution of its LIFECODES products in that region. The Company acquired the assets of the India distribution business for a total cash purchase price of $0.4 million, of which a total of $0.2 million was paid in both the first and second quarters of fiscal 2015. The purchase price also included a potential earn-out of up to $0.2 million if certain financial targets are met during the two year period ending July 2016.

Business combinations completed in fiscal 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands Immucor’s product offering for post-transplant testing and complements the existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements are valued at $26.7 million. Goodwill is valued at $5.8 million and the long-term deferred tax liability is valued at $9.1 million. The goodwill arising from this acquisition is not deductible for tax purposes.

Acquisition of LIFECODES distribution businesses – The Company completed the acquisition of the LIFECODES distribution businesses in both the United Kingdom (“UK”) and Italy on January 31, 2014. These acquisitions enable Immucor to streamline the distribution of its LIFECODES products in Europe. The Company acquired the stock of the UK distribution business for a total cash purchase price of $4.0 million, including acquired cash of $1.2 million. The Company acquired the assets of the Italy distribution business for a total cash purchase price of $2.4 million. In total, the Company acquired other identifiable intangible assets of $3.5 million and $1.1 million of goodwill, respectively, in these acquisitions.  The other identifiable intangible assets are mainly customer relationships, which represent the fair value of the existing customer base. The tangible assets acquired in these acquisitions were not material to the Company’s consolidated financial statements. All of the goodwill arising from the Italy asset acquisition is deductible for income tax purposes.  The goodwill arising from the UK acquisition is not deductible for tax purposes.

3.	OTHER INVESTMENTS

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of the collaboration, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and also loaned $4.6 million bearing interest at a market rate to Sirona for development funding. The collaborative arrangement includes the potential for future interest bearing loans from the Company of up to $6.7 million over the following two year period, subject to the achievement of certain development milestones and other terms of the arrangement. Sirona is considered to be a variable interest entity (“VIE”). However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate results for Sirona. The maximum loss exposure associated with the VIE is $12.0 million, which includes the outstanding loan to Sirona of $4.6 million and the amount paid for the warrant of $0.7 million, and any future loans made by Immucor. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of November 30, 2014.

4.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and six months ended November 30, 2014, approximately $1.1 million, and $2.0 million was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, respectively. In the three months and six months ended November 30, 2013, $0.9 million, and $1.9 million, was recorded for these same types of fees and expenses, respectively. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of November 30, 2014 and May 31, 2014, the Company owed $1.0 million and $0.9 million, respectively, to the Sponsor for these fees and expenses.

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories as of November 30, 2014, and May 31, 2014 include the following (in thousands):

	As of
	November 30, 2014	May 31, 2014

Raw materials and supplies	$14,101	12,110
Work in process	6,855	9,146
Finished goods	26,444	27,895
	$47,400	49,151

6.	PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following (in thousands):

	As of
	November 30, 2014	May 31, 2014

Land	$275	290
Buildings and improvements	2,771	2,966
Leasehold improvements	25,225	24,693
Capital work-in-progress	5,924	3,927
Furniture and fixtures	3,978	3,656
Machinery, equipment and instruments	91,517	88,057
	129,690	123,589
Less accumulated depreciation	(54,387)	(47,278)
Property and equipment, net	$75,303	76,311

Depreciation expense was $4.1 million and $8.8 million in the three months and six months ended November 30, 2014, and was $4.3 million and $8.7 million in the three months and six months ended November 30, 2013. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and the acquisition of various businesses completed through the second quarter of fiscal 2015. The following table presents the changes in the carrying amount of goodwill during the six months ended November 30, 2014 and the fiscal year ended May 31, 2014 (in thousands):

	November 30, 2014	May 31, 2014

Balance at beginning of period	$851,563	1,003,463
Additions:
Acquisition of businesses	667	6,912
Foreign currency translation adjustment	(4,668)	1,188
Impairment loss	-	(160,000)
Balance at end of period	$847,562	851,563

There were no accumulated impairment losses for the Company’s goodwill prior to the period ending May 31, 2014. For the periods ending May 31, 2014 and November 30, 2014, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		November 30, 2014			May 31, 2014
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$466,865	(75,147)	391,718	470,679	(63,989)	406,690
Existing technology / trade names	11	314,350	(85,400)	228,950	314,350	(71,246)	243,104
Corporate trade name	15	40,000	(8,754)	31,246	40,000	(7,421)	32,579
Below market leasehold interests	7	1,200	(506)	694	1,200	(449)	751
Other intangibles	4	429	(102)	327	399	(53)	346
Total amortizable assets		822,844	(169,909)	652,935	826,628	(143,158)	683,470

Other intangible assets not subject to amortization:
In-process research and development		28,200	-	28,200	9,400	-	9,400
Total non-amortizable assets		28,200	-	28,200	9,400	-	9,400

Other intangible assets, net		$851,044	(169,909)	681,135	836,028	(143,158)	692,870

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

In fiscal 2014, it was determined that an IPR&D project related to our transplant and molecular diagnostics business was no longer economically feasible. This project was therefore abandoned and fully written-off in fiscal 2014. As a result, a loss of $0.2 million was recorded in fiscal 2014 and included in impairment loss on the Company’s consolidated statement of operations.

Amortization expense related to these intangible assets for the three months and six months ended November 30, 2014 was $13.7 million and $27.3 million, and for the three months and six months ended November 30, 2013 was $13.2 million and $26.4 million, respectively. Expected amortization expense for the remainder of fiscal 2015 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2015	$27,358
2016	54,686
2017	54,530
2018	54,415
2019	50,491
2020	49,384

9.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs during the six months ended November 30, 2014 and the fiscal year ended May 31, 2014 are as follows (in thousands):

	November 30, 2014	May 31, 2014

Balance at beginning of period	$33,116	39,449
Amortization	(3,324)	(6,333)
Balance at end of period	$29,792	33,116

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	November 30, 2014	May 31, 2014

Term Loan Facility, net of $8,415 and $9,435 debt discounts, respectively	$643,313	645,609
Notes, net of $3,584 and $3,862 debt discounts, respectively	396,416	396,138
Capital lease agreements	15	27
	1,039,744	1,041,774
Less current portion, net of discounts	(4,538)	(4,591)
Long-term debt, net of current portion	$1,035,206	1,037,183

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.3 million senior secured term loan facility with Term B-2 Loans (the “Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies). The Term Loan Facility matures on August 19, 2018 and the Revolving Facility matures on August 19, 2017.

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

The interest rate on the Term Loan Facility was 5.00% as of November 30, 2014 and May 31, 2014. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.7% for the six months ended November 30, 2014. During the first six months of fiscal 2015, the Company borrowed and repaid $29.5 million from our Revolving Facility. The weighted average interest rate on the borrowings from the Revolving Facility during first six months of fiscal 2015 was approximately 5.2%. At November 30, 2014, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The additional principal due under the terms of the excess cash flow requirement was zero for fiscal 2014 and was $2.0 million for fiscal 2013. The fiscal 2013 additional principal payment of $2.0 million was paid in September 2013. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.6% for the six months ended November 30, 2014. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2015 and each of the fiscal years presented in the table below (in thousands):

For the Year Ended May 31:
2015	$3,324
2016	6,639
2017	6,632
2018	6,632
2019	628,516
Thereafter	400,000
$1,051,743

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2014	2013	2014	2013

Notes, including OID amortization	$11,265	11,250	$22,527	22,497
Term Loan Facility, including OID amortization	8,758	8,806	17,619	17,726
Amortization of deferred financing costs	1,675	1,580	3,324	3,136
Interest rate swaps	229	262	492	524
Revolving Facility fees and interest	216	126	358	254
Interest accreted on contingent consideration liability	679	69	800	134
Interest expense	$22,822	22,093	$45,120	44,271

11.	DERIVATIVE FINANCIAL INSTRUMENTS

As of November 30, 2014, the Company has interest rate swap agreements to hedge $155.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016.

Prior to October 1, 2014, the Company had swap agreements that hedged $240.0 million of its floating rate interest commitments at a weighted average fixed LIBOR rate of 1.67%. Effective October 1, 2014 through September 30, 2015, the Company has swap agreements that hedge $155.0 million of the Company’s floating rate interest commitments at a weighted average fixed LIBOR rate of 1.77%.  Effective October 1, 2015 through September 30, 2016, the Company has swap agreements to hedge $70.0 million of the Company’s floating rate interest commitments at a fixed LIBOR rate of 1.91%.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of November 30, 2014, approximately $0.8 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	November 30, 2014	May 31, 2014

Interest rate swaps (included in other liabilities)	$(990)	(1,357)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
Location of (loss) gain reclassified from AOCI into income	2014	2013	2014	2013

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(225)	(246)	(486)	(503)
Interest income (expense) (ineffective portion)	$(2)	(10)	(2)	(7)

12.	FAIR VALUE

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

	As of November 30, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(990)	-	(990)
Contingent consideration liability	$-	-	(18,538)	(18,538)

	As of May 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(1,357)	-	(1,357)
Contingent consideration liability	$-	-	(11,300)	(11,300)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $15.1 million and $23.6 million of cash and cash equivalents at November 30, 2014 and May 31, 2014, respectively, approximately 24% and 19% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $435.3 million and $655.0 million at November 30, 2014, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $446.3 million and $656.7 million at May 31, 2014, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

At November 30, 2014, the Company had $18.5 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions completed since May 30, 2014. The fair value of these contingent consideration liabilities was determined by applying a form of the income approach (a level 3 input), based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions included in the calculations were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. As of November 30, 2014, $0.1 million of the contingent consideration liability was included in Accrued expenses and other current liabilities and $18.4 million was included in Other long-term liabilities on the Company’s consolidated balance sheet. As of May 31, 2014, the contingent consideration liability was included in Other long-term liabilities on the Company’s consolidated balance sheet.

As of the beginning of fiscal 2014, the Company had a contingent consideration liability of $4.5 million for an earn-out provision resulting from the LIFECODES acquisition, which was written down by $3.3 million in the second quarter of fiscal 2014 and by $4.6 million in the first six months of fiscal 2014. The adjustment to the estimated fair value amount was reflected as a gain in the acquisition-related items on the Company’s consolidated statements of operations.

The changes in the contingent consideration liabilities are summarized in the following table (in thousands):

	Six Months Ended	Twelve Months Ended
	November 30, 2014	May 31, 2014
Balance at the beginning of the period	$(11,300)	(4,504)
Additions due to acquisitions	(6,468)	(11,300)
Change in fair value	-	4,638
Payments	30	-
Accretion of fair value	(800)	(134)
Balance at the end of the period	$(18,538)	(11,300)

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Six Months Ended November 30, 2014
Foreign exchange translation adjustment	$(13,625)	137	(13,762)
Changes in fair value of cash flow hedges	367	170	197
	$(13,258)	307	(13,565)

Six Months Ended November 30, 2013
Foreign exchange translation adjustment	$4,547	-	4,547
Changes in fair value of cash flow hedges	204	59	145
	$4,751	59	4,692

The components of accumulated other comprehensive loss as of November 30, 2014 and May 31, 2014 are as follows (in thousands):

	As of
	November 30, 2014	May 31, 2014

Cumulative foreign currency translation adjustment	$(26,189)	(12,427)
Change in fair value of cash flow hedges, net of tax	(643)	(840)
Accumulated other comprehensive loss	$(26,832)	(13,267)

14.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees, directors and consultants under several stock award plans.  The Company granted stock awards with an aggregate fair value of approximately zero and $0.6 million during the three months and six months ended November 30, 2014 and $0.2 million and $0.3 million during the three months and six months ended November 30, 2013, respectively.  As of November 30, 2014, a total of 31,723 shares were available for future grants.

Restricted stock units typically vest over a two year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions, and performance-based or market-based vesting conditions.  The service-based vesting options contain tiered vesting terms over the service period. The performance-based or market-based options vest in tranches based upon either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition, which are measured over a three or four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a ten year term.

During fiscal 2014 and in the first quarter of fiscal 2015, stock option awards were measured based upon the achievement of the market condition since the Company believed that the achievement of the performance conditions were not probable. Effective on September 2, 2014, the Company amended its 2011 Equity Incentive Plan to (1) modify the financial targets for all unvested performance-based option grants, and (2) specify that the unvested options will vest on each of August 19, 2015 and August 19, 2016 if the financial targets are achieved or exceeded for the immediately preceding fiscal years, or will vest on the later date if the financial targets are not achieved for fiscal 2015 but are achieved for the combined fiscal 2015 and 2016 periods. As a result of this plan amendment, the Company believes that the achievement of the performance conditions is now probable and therefore the stock-based compensation cost was remeasured as of September 2, 2014 for all unvested performance-based option grants.

The Company recognized expense of $1.0 million and $1.5 million in the three months and six months ended November 30, 2014 and $0.4 million and $0.8 million in the three months and six months ended November 30, 2013, respectively, before income tax benefits, for all of the Company’s stock plans.  As of November 30, 2014, there was $2.6 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.1 years.

As of November 30, 2014 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $0.9 million as of November 30, 2014.

15.	INCOME TAXES

The effective tax rate for the six months ended November 30, 2014 and November 30, 2013 was 35.4% and 40.8%, respectively.  The difference between the federal statutory rate and the effective tax rate for the six months ended November 30, 2014 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings. The difference between the United States federal statutory rate and the effective tax rate for the six months ended November 30, 2013 was primarily due to the following: (1) a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from the U.S. statutory tax rate, (2) the fact that the gain on the acquisition related item is not taxable, and (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.

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

16.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company determines operating segments in accordance with its internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment.

The Company manufactures and markets a complete line of diagnostics products and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood and human tissue to enable the most compatible match available between patient and donor. These tests are performed for the purpose of blood transfusion, pre-transplant human leukocyte antigen (“HLA”) typing and screening processes as well as post-transplant patient monitoring to aid in the identification of graft rejection.

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada, Japan and other international markets. These other international markets are considered Emerging Markets for our business. These products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2014	2013	2014	2013
Net sales by product group:
Transfusion	$81,652	85,559	$168,020	168,549
Transplant & Molecular	14,625	14,644	30,697	27,698
Total	$96,277	100,203	$198,717	196,247

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2014	2013	2014	2013
Net sales to customers by geography are as follows:
United States	$57,099	61,416	$119,612	122,546
Europe (A)	20,122	19,373	41,569	37,289
Canada	4,711	5,061	9,602	9,614
Other	14,345	14,353	27,934	26,798
Total	$96,277	100,203	$198,717	196,247

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	November 30, 2014	May 31, 2014
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$53,774	54,066
Europe (B)	14,752	15,725
Canada	4,575	4,517
Other (C)	2,202	2,003
Total	$75,303	76,311

	As of
	November 30, 2014	May 31, 2014
Concentration of net assets by geography:
United States	$288,304	299,948
Europe	110,489	123,095
Canada	31,201	32,802
Other (C)	11,967	12,771
Total	$441,961	468,616

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months and six months ended November 30, 2014, or November 30, 2013.

17.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,675	(87)	11,517	-	15,105
Accounts receivable, net	30,166	5,400	34,736	-	70,302
Intercompany receivable	65,143	18,824	9,149	(93,116)	-
Inventories	20,150	16,312	12,771	(1,833)	47,400
Deferred income tax assets, current portion	4,160	2,807	409	707	8,083
Prepaid expenses and other current assets	4,980	362	5,706	-	11,048
Total current assets	128,274	43,618	74,288	(94,242)	151,938

PROPERTY AND EQUIPMENT, net	38,564	15,210	21,529	-	75,303
INVESTMENT IN SUBSIDIARIES	239,266	5,020	3,019	(247,305)	-
GOODWILL	744,149	47,874	55,539	-	847,562
OTHER INTANGIBLE ASSETS, net	581,105	61,321	38,709	-	681,135
DEFERRED FINANCING COSTS, net	29,792	-	-	-	29,792
OTHER ASSETS	12,241	195	354	-	12,790
Total assets	$1,773,391	173,238	193,438	(341,547)	1,798,520

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,207	3,573	4,882	-	17,662
Intercompany payable	2,415	81,691	9,010	(93,116)	-
Accrued interest and interest rate swap liability	19,524	-	-	-	19,524
Accrued expenses and other current liabilities	8,727	5,064	8,521	-	22,312
Income taxes payable	30,857	(30,206)	3,734	-	4,385
Deferred revenue, current portion	1,433	4	1,127	-	2,564
Current portion of long term debt, net of debt discounts	4,525	13	-	-	4,538
Total current liabilities	76,688	60,139	27,274	(93,116)	70,985

LONG TERM DEBT, NET OF DEBT DISCOUNTS	1,035,204	2	-	-	1,035,206
DEFERRED REVENUE	-	-	65	-	65
DEFERRED INCOME TAX LIABILITIES	201,570	6,659	11,040	-	219,269
OTHER LONG-TERM LIABILITIES	17,968	11,665	1,401	-	31,034
Total liabilities	1,331,430	78,465	39,780	(93,116)	1,356,559
SHAREHOLDERS' EQUITY:
Total shareholders' equity	441,961	94,773	153,658	(248,431)	441,961
Total liabilities and shareholders' equity	$1,773,391	173,238	193,438	(341,547)	1,798,520

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

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$61,381	13,442	40,049	(18,595)	96,277
COST OF SALES (exclusive of amortization shown separately below)	20,184	8,366	25,818	(18,595)	35,773
GROSS MARGIN	41,197	5,076	14,231	-	60,504

OPERATING EXPENSES:
Research and development	2,756	4,152	207	-	7,115
Selling and marketing	6,598	2,498	6,277	-	15,373
Distribution	2,714	400	2,202	-	5,316
General and administrative	7,030	1,223	2,445	-	10,698
Amortization expense	11,971	1,076	604	-	13,651
Total operating expenses	31,069	9,349	11,735	-	52,153

INCOME (LOSS) FROM OPERATIONS	10,128	(4,273)	2,496	-	8,351

NON-OPERATING (EXPENSE) INCOME:
Interest income	15	-	45	(28)	32
Interest expense	(22,709)	(123)	(18)	28	(22,822)
Other, net	273	(48)	(11)	-	214
Total non-operating (expense) income	(22,421)	(171)	16	-	(22,576)

(LOSS) INCOME BEFORE INCOME TAXES	(12,293)	(4,444)	2,512	-	(14,225)
(BENEFIT) PROVISION FOR INCOME TAXES	(4,215)	(1,740)	807	-	(5,148)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(8,078)	(2,704)	1,705	-	(9,077)
Net Income (Loss) of consolidated subsidiaries	(999)	-	-	999	-
NET (LOSS) INCOME	$(9,077)	(2,704)	1,705	999	(9,077)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$65,161	14,090	37,963	(17,011)	100,203
COST OF SALES (exclusive of amortization shown separately below)	20,298	7,150	24,245	(17,011)	34,682
GROSS MARGIN	44,863	6,940	13,718	-	65,521

OPERATING EXPENSES:
Research and development	3,470	3,767	73	-	7,310
Selling and marketing	6,387	2,442	6,341	-	15,170
Distribution	2,679	373	1,785	-	4,837
General and administrative	3,986	2,165	2,126	-	8,277
Amortization expense	11,971	666	578	-	13,215
Acquisition-related items	(3,318)	-	-	-	(3,318)
Total operating expenses	25,175	9,413	10,903	-	45,491

INCOME (LOSS) FROM OPERATIONS	19,688	(2,473)	2,815	-	20,030

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	-	7	(4)	3
Interest expense	(22,090)	-	(7)	4	(22,093)
Other, net	(41)	44	17	-	20
Total non-operating (expense) income	(22,131)	44	17	-	(22,070)

(LOSS) INCOME BEFORE INCOME TAXES	(2,443)	(2,429)	2,832	-	(2,040)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,322)	(839)	908	-	(1,253)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(1,121)	(1,590)	1,924	-	(787)
Net income (loss) of consolidated subsidiaries	334	-	-	(334)	-
NET (LOSS) INCOME	$(787)	(1,590)	1,924	(334)	(787)

Statements of Operations for the Six Month Periods

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$127,649	28,056	79,621	(36,609)	198,717
COST OF SALES (exclusive of amortization shown separately below)	40,958	17,993	50,258	(36,609)	72,600
GROSS MARGIN	86,691	10,063	29,363	-	126,117

OPERATING EXPENSES:
Research and development	5,396	8,367	431	-	14,194
Selling and marketing	12,835	5,193	12,401	-	30,429
Distribution	5,394	788	4,174	-	10,356
General and administrative	14,291	2,269	5,021	-	21,581
Amortization expense	23,942	2,151	1,239	-	27,332
Total operating expenses	61,858	18,768	23,266	-	103,892

INCOME (LOSS) FROM OPERATIONS	24,833	(8,705)	6,097	-	22,225

NON-OPERATING (EXPENSE) INCOME:
Interest income	18	-	123	(53)	88
Interest expense	(44,889)	(247)	(37)	53	(45,120)
Other, net	414	(87)	(38)	-	289
Total non-operating (expense) income	(44,457)	(334)	48	-	(44,743)

(LOSS) INCOME BEFORE INCOME TAXES	(19,624)	(9,039)	6,145	-	(22,518)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,404)	(3,475)	1,918	-	(7,961)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(13,220)	(5,564)	4,227	-	(14,557)
Net Income (Loss) of consolidated subsidiaries	(1,337)	-	-	1,337	-
NET (LOSS) INCOME	$(14,557)	(5,564)	4,227	1,337	(14,557)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$129,372	27,754	72,953	(33,832)	196,247
COST OF SALES (exclusive of amortization shown separately below)	42,323	16,294	45,948	(33,832)	70,733
GROSS MARGIN	87,049	11,460	27,005	-	125,514

OPERATING EXPENSES:
Research and development	7,102	8,257	81	-	15,440
Selling and marketing	12,714	4,536	12,212	-	29,462
Distribution	5,402	755	3,399	-	9,556
General and administrative	10,853	3,900	4,500	-	19,253
Amortization expense	23,942	1,334	1,146	-	26,422
Acquisition-related items	(4,638)	-	-	-	(4,638)
Total operating expenses	55,375	18,782	21,338	-	95,495

INCOME (LOSS) FROM OPERATIONS	31,674	(7,322)	5,667	-	30,019

NON-OPERATING (EXPENSE) INCOME:
Interest income	1	2	35	(26)	12
Interest expense	(44,282)	-	(15)	26	(44,271)
Other, net	(436)	72	169	-	(195)
Total non-operating (expense) income	(44,717)	74	189	-	(44,454)

(LOSS) INCOME BEFORE INCOME TAXES	(13,043)	(7,248)	5,856	-	(14,435)
(BENEFIT) PROVISION FOR INCOME TAXES	(5,268)	(2,454)	1,834	-	(5,888)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,775)	(4,794)	4,022	-	(8,547)
Net (Loss) income of consolidated subsidiaries	(772)	-	-	772	-
NET (LOSS) INCOME	$(8,547)	(4,794)	4,022	772	(8,547)

Statements of Cash Flows for the Six Month Periods

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$12,001	1,805	1,603	(396)	15,013
Net cash used in investing activities	(9,770)	(1,435)	(7,394)	-	(18,599)
Net cash used in financing activities	(3,317)	(12)	(323)	324	(3,328)
Effect of exchange rate changes on cash and cash equivalents	(137)	-	(1,537)	72	(1,602)
(Decrease) increase in cash and cash equivalents	(1,223)	358	(7,651)	-	(8,516)
Cash and cash equivalents at beginning of period	4,898	(445)	19,168	-	23,621
Cash and cash equivalents at end of period	$3,675	(87)	11,517	-	15,105

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2013
(in thousands)
(Unaudited)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$8,013	(2,735)	8,564	(797)	13,045
Net cash provided by (used in) investing activities	4,084	(1,169)	(6,110)	-	(3,195)
Net cash (used in) provided by financing activities	(3,647)	(31)	(785)	785	(3,678)
Effect of exchange rate changes on cash and cash equivalents	(34)	-	685	12	663
Increase (decrease) in cash and cash equivalents	8,416	(3,935)	2,354	-	6,835
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$15,387	172	20,664	-	36,223

18.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company is a party to certain legal proceedings in the ordinary course of business. Currently the Company and its subsidiary BioArray Solutions Ltd. (“BioArray”) are defendants in an action brought against them by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company believes the claims are without merit and that it has meritorious defenses. The Company believes that liability is unlikely and that the amount of any liability is not now reasonably estimable, but that any potential liability would not be material to the Company’s operations or to its financial condition.

Purchase Commitments

Purchase commitments made in the normal course of business were $44.8 million as of November 30, 2014. These purchases were primarily for inventory items. The following is a schedule of approximate future payments for purchase commitments as of November 30, 2014 (in thousands):

2015	$21,553
2016	4,766
2017	3,705
2018	3,883
2019	4,083

Other Commitments

On October 3, 2014, the Company entered into a collaborative arrangement with Sirona for the commercialization of Sirona’s HLA typing sample preparation and bioinformatics offering for next generation sequencing. As part of the Sirona collaboration, the Company has an exclusive option to acquire 100% of the common stock of Sirona, and the Company has a potential obligation to provide additional funding in the form of interest bearing loans of up to $6.7 million over the following two year period, subject to the achievement of certain development milestones and other terms of the arrangement. Refer to Note 3 of the Company’s consolidated financial statements for additional information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in the transfusion and transplantation in vitro diagnostics markets. Our products perform typing and screening of blood, organs or stem cells to enable the most compatible match available between patient and donor. Our offerings are targeted at hospitals, donor centers and reference laboratories around the globe. We have manufacturing facilities in the United States (“U.S.”) and Canada and sell our products through both direct affiliate offices and third-party distribution arrangements.

We operate in various geographies. These geographic markets are comprised of the United States, Europe, Canada, Japan and other international markets. These other international markets are considered Emerging Markets for our business. These products are marketed globally, both directly to the end user and through established distributors.

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

Business Highlights of Fiscal 2015

The following is a summary of significant factors affecting our business in the second quarter and first six months of fiscal 2015:

Acquisitions and Investments –

●

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s HLA typing sample preparation and bioinformatics offering for next-generation sequencing. As part of the collaboration, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona at a future date, and also loaned $4.6 million to Sirona for development funding. The collaborative arrangement includes the potential to provide additional future funding in the form of a loan of up to $6.7 million over the following two year period, subject to the achievement of certain development milestones and other terms of the arrangement.

●

Sentilus Acquisition – On October 1, 2014, the Company paid $6.0 million to acquire Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next-generation technology platform for our molecular transfusion diagnostics business.

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales for each period (in thousands of dollars, except percentages).

	Three Months Ended
	November 30		Change
	2014	2013	Amount	%

Net sales	$96,277	100,203	$(3,926)	(3.9)
Cost of sales (*)	35,773	34,682	1,091	3.1
Gross margin	60,504	65,521	(5,017)	(7.7)

Operating expenses:
Research and development	7,115	7,310	(195)	(2.7)
Selling and marketing	15,373	15,170	203	1.3
Distribution	5,316	4,837	479	9.9
General and administrative	10,698	8,277	2,421	29.2
Amortization expense	13,651	13,215	436	3.3
Acquisition-related items	-	(3,318)	3,318	**
Total operating expenses	52,153	45,491	6,662	14.6

Income from operations	8,351	20,030	(11,679)	(58.3)

Non-operating (expense) income:
Interest income	32	3	29	966.7
Interest expense	(22,822)	(22,093)	(729)	3.3
Other, net	214	20	194	970.0
Total non-operating net expense	(22,576)	(22,070)	(506)	2.3

Loss before income taxes	(14,225)	(2,040)	(12,185)	597.3
Benefit for income taxes	(5,148)	(1,253)	(3,895)	310.9
Net loss	$(9,077)	(787)	$(8,290)	1,053.4

(*)	Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**)	Calculation is not meaningful.

	Six Months Ended
	November 30		Change
	2014	2013	Amount	%

Net sales	$198,717	196,247	$2,470	1.3
Cost of sales (*)	72,600	70,733	1,867	2.6
Gross margin	126,117	125,514	603	0.5

Operating expenses:
Research and development	14,194	15,440	(1,246)	(8.1)
Selling and marketing	30,429	29,462	967	3.3
Distribution	10,356	9,556	800	8.4
General and administrative	21,581	19,253	2,328	12.1
Amortization expense	27,332	26,422	910	3.4
Acquisition-related items	-	(4,638)	4,638	**
Total operating expenses	103,892	95,495	8,397	8.8

Income from operations	22,225	30,019	(7,794)	(26.0)

Non-operating (expense) income:
Interest income	88	12	76	633.3
Interest expense	(45,120)	(44,271)	(849)	1.9
Other, net	289	(195)	484	**
Total non-operating net expense	(44,743)	(44,454)	(289)	0.7

Loss before income taxes	(22,518)	(14,435)	(8,083)	56.0
Benefit for income taxes	(7,961)	(5,888)	(2,073)	35.2
Net loss	$(14,557)	(8,547)	$(6,010)	70.3

(*)	Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**)	Calculation is not meaningful.

Three Months Ended November 30, 2014 and November 30, 2013:

Net sales were $96.3 million for the three months ended November 30, 2014 as compared with $100.2 million for the three months ended November 30, 2013, a decrease of $3.9 million, or 3.9%. This decrease in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	November 30		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$81,652	85,559	$(3,907)	(4.6)
Transplant & Molecular	14,625	14,644	(19)	(0.1)
Total	$96,277	100,203	$(3,926)	(3.9)

Transfusion: Net sales of our transfusion products for the three months ended November 30, 2014 were $81.7 million as compared with $85.6 million for the three months ended November 30, 2013, a decrease of $3.9 million, or 4.6%. This decrease in net sales was mainly due to a lower number of ship cycles and an unfavorable effect of changes in foreign currency exchange rates on our international operations in the second quarter of fiscal 2015 as compared with the same period in fiscal 2014. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the second quarter of fiscal 2015 increased by 1.7 % when compared with the second quarter of fiscal 2014.

Transplant & Molecular: Net sales of our transplant and molecular products were comparable for the three months ended November 30, 2014 and the three months ended November 30, 2013. Increases in net sales in Europe, and the Emerging Markets in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014 were offset by decreases in net sales in the U.S. market. The increase in net sales in Europe and the Emerging Markets in the second quarter of fiscal 2015 was primarily driven by continued efforts to expand our market reach and strong customer acceptance of our Transplant and Molecular products in those markets. The decrease in net sales in the U.S. market was mainly due to lower sales of our Molecular products, which management believes is a temporary situation, as our customers convert their existing systems to incorporate our new blood typing assay, the PreciseTypeTM HEA test, that was recently approved for commercial use by the FDA.

Gross margin decreased by $5.0 million for the three months ended November 30, 2014 as compared with the three months ended November 30, 2013, or 7.7%, mainly due to the lower net sales generated in the three months ended November 30, 2014. Gross margin as a percentage of consolidated net sales was approximately 2.5% lower for the three months ended November 30, 2014 as compared with the three months ended November 30, 2013. The lower gross margin percentage was primarily due to a less favorable product mix, a lower production volume of our Transfusion products over which fixed costs were absorbed, and an unfavorable effect of foreign currency exchange rates on the gross margin of our international operations in the three months ended November 30, 2014.

Research and development expenses were $7.1 million for the three months ended November 30, 2014 as compared with $7.3 million for the three months ended November 30, 2013. The decrease of $0.2 million, or 2.7%, was primarily due to the completion of certain significant development projects in fiscal 2014, including the development work related to the PreciseTypeTM HEA test that was completed in the fourth quarter of fiscal 2014. These decreases in research and development expenses were partially offset by additional expenses associated with development activities from recently acquired businesses.

Selling and marketing expenses were comparable for the three months ended November 30, 2014 and the three months ended November 30, 2013. Selling and marketing expenses were $15.4 million for the three months ended November 30, 2014 and $15.2 million for the three months ended November 30, 2013, an increase of $0.2 million, or 1.3%.

Distribution expenses were $5.3 million for the three months ended November 30, 2014 and $4.8 million for the three months ended November 30, 2013, an increase of $0.5 million, or 9.9%. The increase in distribution expenses is primarily due to higher costs in our European market in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014. The higher distribution costs recorded in our European market were primarily driven by improvements in the packaging materials of our temperature sensitive products, and a strategic initiative to consolidate and outsource the distribution process in Europe. The strategic initiative caused a one-time increase in costs, but is expected to reduce distribution costs on a long-term basis.

General and administrative expenses were $10.7 million for the three months ended November 30, 2014 and $8.3 million for the three months ended November 30, 2013, an increase of $2.4 million, or 29.2%. The increase in general and administrative expenses is primarily due to a one-time credit that was recorded in the second quarter of fiscal 2014, and higher acquisition transaction costs recorded in the second quarter of fiscal 2015. The one-time credit reduced bad debt expense by $1.9 million resulting from a change in estimate of our allowance for doubtful accounts to better reflect our actual bad debt experience.

Amortization expense was $13.6 million for the three months ended November 30, 2014 as compared with $13.2 million for the three months ended November 30, 2013, an increase of $0.4 million, or 3.3%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Acquisition-related items were zero for the three months ended November 30, 2014 as compared with a gain of $3.3 million for the three months ended November 30, 2013. The gain reported in the three months ended November 30, 2013 resulted from a decrease in the contingent consideration liability related to the acquisition of our LIFECODES business. Based upon information available in the second quarter of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and decreased the fair value of the related contingent consideration liability.

Non-operating net expense was $22.6 million for the three months ended November 30, 2014 as compared with $22.1 million for the three months ended November 30, 2013, an increase of $0.5 million, or 2.3%. The increase in interest expense of $0.7 million was partially offset by an increase in net exchange gains of $0.2 million in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014. The increase in interest expense was primarily due to an increase in accretion of our contingent consideration liabilities in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014 due to a higher contingent consideration liability balance from acquisitions completed in fiscal 2015. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for the three months ended November 30, 2014 and 2013 was 36.2% and 61.4%, respectively.  The effective tax rate for the fiscal 2015 period was lower than the effective tax rate for the corresponding period in fiscal 2014 primarily due to changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, and the fact that the gain on acquisition related items only impacted the fiscal 2014 effective tax rate.

Six Months Ended November 30, 2014 and November 30, 2013:

Net sales were $198.7 million for the six months ended November 30, 2014 as compared with $196.2 million for the six months ended November 30, 2013, an increase of $2.5 million, or 1.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Six Months Ended
	November 30		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$168,020	$168,549	$(529)	(0.3)
Transplant & Molecular	30,697	27,698	2,999	10.8
Total	$198,717	196,247	$2,470	1.3

Transfusion: Net sales of our transfusion products for the six months ended November 30, 2014 were $168.0 million as compared with $168.5 million for the six months ended November 30, 2013, a decrease of $0.5 million, or 0.3%. This decrease in net sales was mainly due to a lower number of ship cycles in the first six months of fiscal 2015 as compared with the same period in fiscal 2014 and an unfavorable effect of changes in foreign currency exchange rates on our international operations partially offset by higher net sales generated from our capture reagents. The higher net sales generated from our capture reagents in Europe and the Emerging Markets were primarily driven by continued efforts to expand our market reach into those regions, and the residual benefit of an increase in our installed base of instruments in those markets. After adjusting for the impact of ship cycles, net sales in the first six months of fiscal 2015 increased by 1.5 % when compared with the first six months of fiscal 2014.

Transplant & Molecular: Net sales of our transplant and molecular products for the six months ended November 30, 2014 were $30.7 million as compared with $27.7 million for the six months ended November 30, 2013, an increase of $3.0 million, or 10.8%. The increase in net sales was primarily due to higher net sales in Europe and the Emerging Markets during the six months ended November 30, 2014 partially offset by decreases in net sales in the U.S. market. The increase in net sales in Europe and the Emerging Markets in the first six months of fiscal 2015 was primarily driven by continued efforts to expand our market reach and strong customer acceptance of our Transplant and Molecular products in those markets. The decrease in net sales in the U.S. market was mainly due to lower sales of our Molecular products in the second quarter of fiscal 2015, which management believes is a temporary situation, as our customers convert their existing systems to incorporate our new blood typing assay, the PreciseTypeTM HEA test, which was recently approved for commercial use by the FDA.

Gross margin increased by $0.6 million for the six months ended November 30, 2014 as compared with the six months ended November 30, 2013, or 0.5%, mainly due to the higher net sales generated in the six months ended November 30, 2014. Gross margin as a percentage of consolidated net sales was approximately 0.5% lower for the six months ended November 30, 2014 as compared with the six months ended November 30, 2013. The lower gross margin percentage was primarily due to a less favorable product mix in the six month ended November 30, 2014 partially offset by the amortization of the fair value of inventory of $2.7 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2015.

Research and development expenses were $14.2 million for the six months ended November 30, 2014 as compared with $15.4 million for the six months ended November 30, 2013. The decrease of $1.2 million, or 8.1%, was primarily due to the completion of certain significant development projects in fiscal 2014, including the development work related to the PreciseTypeTM HEA test that was completed in the fourth quarter of fiscal 2014. These decreases in research and development expenses were partially offset by additional expenses associated with development activities from recently acquired businesses.

Selling and marketing expenses were $30.4 million for the six months ended November 30, 2014 as compared with $29.4 million for the six months ended November 30, 2013. The increase in selling and marketing expenses of $1.0 million, or 3.3%, was primarily attributable to additional personnel costs to support the anticipated growth of the business and other operating expenses.

Distribution expenses were $10.4 million for the six months ended November 30, 2014 and $9.6 million for the six months ended November 30, 2013, an increase of $0.8 million, or 8.4%. The increase in distribution expenses in the first six months of fiscal 2015 were primarily due to higher distribution costs in our European market. The higher distribution costs recorded in our European market were primarily driven by improvements in the packaging materials of our temperature sensitive products, and a strategic initiative to consolidate and outsource the distribution process in Europe. The strategic initiative caused a one-time increase in costs, but is expected to reduce distribution costs on a long-term basis.

General and administrative expenses were $21.6 million for the six months ended November 30, 2014 as compared with $19.3 million for the six months ended November 30, 2013. The increase in general and administrative expenses of $2.3 million, or 12.1%, were mainly due to a one-time credit that was recorded in the first six months of fiscal 2014, higher acquisition transaction costs, and an increase in stock-based compensation costs recorded in the first six months of fiscal 2015. The one-time credit reduced bad debt expense by $1.9 million resulting from a change in estimate of our allowance for doubtful accounts to better reflect our actual bad debt experience.

Amortization expense was $27.3 million for the six months ended November 30, 2014 as compared with $26.4 million for the six months ended November 30, 2013, an increase of $0.9 million, or 3.4%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Acquisition-related items were zero for the six months ended November 30, 2014 as compared with a gain of $4.6 million for the six months ended November 30, 2013. The gain reported in the six months ended November 30, 2013 resulted from a decrease in the contingent consideration liability related to the acquisition of our LIFECODES business. Based upon information available in the first quarter of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and decreased the fair value of the related contingent consideration liability.

Non-operating net expense was $44.7 million for the six months ended November 30, 2014 as compared with $44.4 million for the six months ended November 30, 2013, an increase of $0.3 million, or 0.7%. This increase in non-operating net expense in the first six months of fiscal 2015 as compared with the same period of fiscal 2014 was mainly due to an increase in interest expense of $0.8 million partially offset by a favorable change in exchange gains and losses of $0.5 million. The increase in interest expense in the first six months of fiscal 2015 was primarily due to an increase in accretion of our contingent consideration liabilities due to a higher contingent consideration liability balance from acquisitions completed since May 30, 2014. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for the six months ended November 30, 2014 and 2013 was 35.4% and 40.8%, respectively.  The effective tax rate for the fiscal 2015 period was lower than the effective tax rate for the corresponding period in fiscal 2014 primarily due to changes in the mix of income by tax jurisdiction, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, and the fact that the gain on acquisition related items only impacted the fiscal 2014 effective tax rate.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months and six months ended November 30, 2014 and November 30, 2013 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2014	2013	2014	2013

Net loss	$(9,077)	(787)	$(14,557)	(8,547)
Interest expense (income), net	22,790	22,090	45,032	44,259
Income tax (benefit) expense	(5,148)	(1,253)	(7,961)	(5,888)
Depreciation and amortization*	17,735	17,536	36,131	35,115

EBITDA	26,300	37,586	58,645	64,939

Adjustments to EBITDA:
Stock-based compensation (i)	948	371	1,467	818
Acquisition expenses, net (ii)	965	(3,033)	1,791	(3,943)
Sponsor fee (iii)	1,097	928	2,031	1,933
Non-cash impact of purchase accounting (iv)	110	597	221	2,939
Certain non-recurring expenses and other (v)	4,017	2,074	6,420	5,948
Adjusted EBITDA	$33,437	38,523	$70,575	72,634

i.	Represents non-cash stock-based compensation.
ii.

Represents non-recurring items related to acquisition activities including legal, accounting and other costs. The items included in the second quarter and first six months of fiscal 2013 also included a non-cash gain of $3.3 million and $4.6 million, respectively, resulting from the decrease in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as inventory valuation adjustments, primarily incurred as a result of the LIFECODES acquisition.
v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of November 30, 2014, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first six months of fiscal 2015, our cash and cash equivalents decreased by $8.5 million to $15.1 million as of November 30, 2014. The decrease was primarily due to $18.6 million of cash used for investments in new businesses, the Sirona collaboration, and additional property and equipment. In addition, $3.3 million of net cash was used to repay long-term debt in the first six months of fiscal 2015. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities. The cash balance at November 30, 2014 includes cash of $11.5 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

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

Operating activities

Operating activities provided $15.1 million of cash and cash equivalents in the first six months of fiscal 2015 as compared with $13.0 of cash provided by operating activities in the first six months of fiscal 2014. The increase in cash provided by operating activities was mainly due to lower working capital requirements in the first six months of fiscal 2015, primarily driven by a reduction in inventories in the first six months of fiscal 2015 as compared with an increase in inventories in the same period of fiscal 2014, reflecting management’s priority to manage inventory levels in fiscal 2015.

Investing activities

We used cash of $18.6 million for investments in new businesses, the Sirona collaboration, and additional property and equipment including the upgrade of certain financial systems and the implementation of a new financial consolidations application in the first six months of fiscal 2015. We used $4.3 million to purchase property and equipment in the first six months of fiscal 2014. In addition, during the first six months of fiscal 2014, we received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments.

Financing activities

In the first six months of fiscal 2015, we used net cash from financing activities of $3.3 million for repayments of our long-term debt. We also borrowed and repaid $29.5 million from our Revolving Facility during the six months of fiscal 2015. As of November 30, 2014, there were no amounts outstanding under our Revolving Facility. In the first six months of fiscal 2014, we used cash from financing activities of $3.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility as of November 30, 2013.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.9 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of November 30, 2014, we had principal of $1,051.7 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility was $100.0 million as of November 30, 2014.

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

As part of the Sirona collaboration, we have an exclusive option to acquire 100% of the common stock of Sirona, and we have a potential obligation to provide additional funding in the form of interest bearing loans of up to $6.7 million over the following two year period, subject to the achievement of certain development milestones and other terms of the arrangement. Refer to Note 3 of our consolidated financial statements for additional information.

Commitments and Contractual Obligations

As of November 30, 2014, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2014 except for an increase in earn-out liabilities of $6.5 million related to acquisitions completed in the first half of fiscal 2015, and a potential obligation to provide additional future funding in a form of a loan of up to $6.7 million over the following two year period related to the Sirona Collaboration arrangement.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of November 30, 2014.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2014, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended November 30, 2014, the Company implemented a new financial consolidations application. Except for this item, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time the Company is a party to certain legal proceedings in the ordinary course of business. Currently the Company and its subsidiary BioArray Solutions Ltd. (“BioArray”) are defendants in an action brought against them by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company believes the claims are without merit and that it has meritorious defenses. The Company believes that liability is unlikely and that the amount of any liability is not now reasonably estimable, but that any potential liability would not be material to the Company’s operations or to its financial condition.

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

IMMUCOR, INC.
(Registrant)

Date:	January 13, 2015	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	January 13, 2015	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)