Form 10-Q
period 2015-02-28
IMMUCOR INC
filed 2015-04-10
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2015

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

As of April 10, 2015, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,491	23,621
Trade accounts receivable, net of allowance for doubtful accounts of $1,108 and $898 at February 28, 2015 and May 31, 2014, respectively	72,476	69,629
Inventories	47,060	49,151
Deferred income tax assets, current portion	8,141	8,251
Prepaid expenses and other current assets	10,612	12,582
Total current assets	149,780	163,234

PROPERTY AND EQUIPMENT, net	73,243	76,311
GOODWILL	842,849	851,563
OTHER INTANGIBLE ASSETS, net	664,398	692,870
DEFERRED FINANCING COSTS, net	28,118	33,116
OTHER ASSETS	11,853	7,320
Total assets	$1,770,241	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,936	15,665
Accrued interest and interest rate swap liability	8,106	19,605
Accrued expenses and other current liabilities	23,251	23,716
Income taxes payable	4,780	4,927
Deferred revenue, current portion	2,786	2,813
Current portion of long-term debt, net of debt discounts	17,500	4,591
Total current liabilities	68,359	71,317

LONG-TERM DEBT, net of debt discounts	1,034,233	1,037,183
DEFERRED REVENUE	65	86
DEFERRED INCOME TAX LIABILITIES	249,398	223,379
OTHER LONG-TERM LIABILITIES	29,132	23,833
Total liabilities	1,381,187	1,355,798
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 28, 2015 and May 31, 2014, respectively	-	-
Additional paid-in capital	754,948	753,147
Accumulated deficit	(325,261)	(271,264)
Accumulated other comprehensive loss	(40,633)	(13,267)
Total shareholders' equity	389,054	468,616
Total liabilities and shareholders' equity	$1,770,241	1,824,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	February 28
	2015	2014

NET SALES	$95,605	90,979
COST OF SALES (exclusive of amortization shown separately below)	33,971	32,359
GROSS MARGIN	61,634	58,620

OPERATING EXPENSES
Research and development	7,280	6,738
Selling and marketing	13,513	14,295
Distribution	4,986	5,068
General and administrative	9,362	10,310
Amortization expense	13,615	13,225
Impairment loss	-	150
Total operating expenses	48,756	49,786

INCOME FROM OPERATIONS	12,878	8,834

NON-OPERATING (EXPENSE) INCOME
Interest income	42	16
Interest expense	(21,793)	(21,900)
Other, net	177	(108)
Total non-operating net expense	(21,574)	(21,992)

LOSS BEFORE INCOME TAXES	(8,696)	(13,158)
EXPENSE (BENEFIT) FOR INCOME TAXES	30,744	(5,803)
NET LOSS	$(39,440)	(7,355)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2015	2014
NET SALES	$294,323	287,226
COST OF SALES (exclusive of amortization shown separately below)	106,571	103,092
GROSS MARGIN	187,752	184,134

OPERATING EXPENSES
Research and development	21,474	22,178
Selling and marketing	43,942	43,757
Distribution	15,342	14,624
General and administrative	30,943	29,534
Amortization expense	40,948	39,647
Acquisition-related items	-	(4,638)
Impairment loss	-	180
Total operating expenses	152,649	145,282

INCOME FROM OPERATIONS	35,103	38,852

NON-OPERATING (EXPENSE) INCOME
Interest income	131	28
Interest expense	(66,913)	(66,172)
Other, net	465	(301)
Total non-operating net expense	(66,317)	(66,445)

LOSS BEFORE INCOME TAXES	(31,214)	(27,593)
EXPENSE (BENEFIT) FOR INCOME TAXES	22,783	(11,691)
NET LOSS	$(53,997)	(15,902)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	February 28
	2015	2014

NET LOSS	$(39,440)	(7,355)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(13,915)	476

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	186	158
Less: reclassification adjustment for losses included in net income	(72)	(49)
Net changes in fair value of cash flow hedges	114	109

OTHER COMPREHENSIVE (LOSS) INCOME	(13,801)	585

COMPREHENSIVE LOSS	$(53,241)	(6,770)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2015	2014

NET LOSS	$(53,997)	(15,902)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(27,677)	5,023

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	553	362
Less: reclassification adjustment for losses included in net income	(242)	(108)
Net changes in fair value of cash flow hedges	311	254

OTHER COMPREHENSIVE (LOSS) INCOME	(27,366)	5,277

COMPREHENSIVE LOSS	$(81,363)	(10,625)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(53,997)	(15,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,843	52,858
Noncash interest expense	7,557	6,510
Loss on disposition and retirement of fixed assets	237	68
Inventory fair value adjustment	-	2,779
Asset impairment	-	180
Provision for doubtful accounts	372	(1,740)
Share-based compensation expense	1,800	1,175
Deferred income taxes	21,496	(15,073)
Change in fair value of contingent consideration	-	(4,638)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(9,259)	5,330
Income taxes	526	861
Inventories	(6,017)	(14,651)
Other assets	1,101	(324)
Accounts payable	(3,284)	3,025
Deferred revenue	129	269
Accrued expenses and other liabilities	(11,712)	(10,186)
Cash provided by operating activities	2,792	10,541

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,519)	(5,339)
Receipt from acquisition of business related to finalizing certain working capital adjustments	-	1,116
Other investments	(5,300)	-
Acquisitions of businesses, net of cash acquired	(6,396)	(5,151)
Cash used in investing activities	(19,215)	(9,374)

FINANCING ACTIVITIES:
Repayments of long-term debt	(4,993)	(5,008)
Proceeds from Revolving Facility	49,500	-
Repayments of Revolving Facility	(36,500)	-
Cash provided by (used in) financing activities	8,007	(5,008)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,714)	481
DECREASE IN CASH AND CASH EQUIVALENTS	(12,130)	(3,360)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,621	29,388
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,491	26,028

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,621	3,030
Interest paid	70,657	71,179
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$5,728	7,788

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

Impact of Recently Issued Accounting Standards

Accounting Changes Adopted by the Company in Fiscal 2015

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-17, Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU (“Update”) 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the Update are effective upon issuance. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In February 2015, the FASB issued ASC Update No. 2015-02, Amendments to the Consolidation Analysis. Update 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Update 2015-02 is effective for the Company in the first quarter of fiscal 2017. Early application is permitted. The Company is evaluating the effect of adoption of ASU 2014-12 on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”). The objective of this Update is to simplify the income statement presentation requirements by eliminating the concept of extraordinary items from U.S. GAAP. Eliminating the extraordinary classification simplifies income statement presentation by removing the concept of extraordinary items from consideration altogether. ASU 2015-01 will be effective for the Company in the first quarter of fiscal 2017. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statement.

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

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. This standard is currently effective for the first interim period within annual reporting periods beginning after December 15, 2017, which corresponds to the Company’s first quarter of fiscal 2019. No early adoption is permitted under the current standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  In April 2015, the FASB has proposed a one-year deferral of the effective date of this standard along with an option to permit public entities to elect to adopt the amendments to this standard as of the original effective date. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

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

Business combinations completed in fiscal 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands Immucor’s product offering for post-transplant testing and complements the existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements are valued at $26.7 million. Goodwill was originally valued at $5.8 million and the long-term deferred tax liability was originally valued at $9.1 million. In the third quarter of fiscal 2015, the long-term deferred tax liability was revised to $8.9 million due to the Company finalizing the amount of the tax attributes acquired in the acquisition and goodwill was revised to $5.6 million. The goodwill arising from this acquisition is not deductible for tax purposes.

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

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of the collaboration, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and also loaned $4.6 million bearing interest at a market rate to Sirona for development funding. The collaborative arrangement includes the potential for future interest bearing loans from the Company of up to $6.7 million over the following two year period, subject to the achievement of certain development milestones and other terms of the arrangement. Sirona is considered to be a variable interest entity (“VIE”). However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate the results of Sirona. The maximum loss exposure associated with the VIE is $12.0 million, which includes the outstanding loan to Sirona of $4.6 million and the amount paid for the warrant of $0.7 million, and any future loans made by Immucor. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of February 28, 2015.

4.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and nine months ended February 28, 2015, approximately $0.9 million, and $2.9 million was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, respectively. In the three months and nine months ended February 28, 2014, $1.0 million, and $2.9 million, was recorded for these same types of fees and expenses, respectively. These expenses are included in general and administrative expenses in the consolidated statements of operations. As of February 28, 2015 and May 31, 2014, the Company owed $0.8 million and $0.9 million, respectively, to the Sponsor for these fees and expenses.

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories as of February 28, 2015, and May 31, 2014 include the following (in thousands):

	As of
	February 28, 2015	May 31, 2014

Raw materials and supplies	$13,876	12,110
Work in process	8,330	9,146
Finished goods	24,854	27,895
	$47,060	49,151

6.	PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following (in thousands):

	As of
	February 28, 2015	May 31, 2014

Land	$251	290
Buildings and improvements	2,509	2,966
Leasehold improvements	25,791	24,693
Capital work-in-progress	5,446	3,927
Furniture and fixtures	3,830	3,656
Machinery, equipment and instruments	91,546	88,057
	129,373	123,589
Less accumulated depreciation	(56,130)	(47,278)
Property and equipment, net	$73,243	76,311

Depreciation expense was $4.1 million and $12.9 million in the three months and nine months ended February 28, 2015, and was $4.5 million and $13.2 million in the three months and nine months ended February 28, 2014. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and the acquisition of various businesses completed through the third quarter of fiscal 2015. The following table presents the changes in the carrying amount of goodwill during the nine months ended February 28, 2015 and the fiscal year ended May 31, 2014 (in thousands):

	February 28, 2015	May 31, 2014

Balance at beginning of period	$851,563	1,003,463
Additions:
Acquisition of businesses	432	6,912
Foreign currency translation adjustment	(9,146)	1,188
Impairment loss	-	(160,000)
Balance at end of period	$842,849	851,563

During the third quarter of fiscal 2015, acquired goodwill was reduced by $0.2 million. This change in acquired goodwill resulted from the Company finalizing the amount of the tax attributes related to the acquisition of the Organ-i business on May 31, 2014.

There were no accumulated impairment losses for the Company’s goodwill prior to the period ending May 31, 2014. For the periods ending May 31, 2014 and February 28, 2015, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		February 28, 2015			May 31, 2014
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$463,141	(80,356)	382,785	470,679	(63,989)	406,690
Existing technology / trade names	11	314,850	(92,480)	222,370	314,350	(71,246)	243,104
Corporate trade name	15	40,000	(9,421)	30,579	40,000	(7,421)	32,579
Below market leasehold interests	7	1,200	(535)	665	1,200	(449)	751
Other intangibles	4	429	(130)	299	399	(53)	346
Total amortizable assets		819,620	(182,922)	636,698	826,628	(143,158)	683,470

Other intangible assets not subject to amortization:
In-process research and development		27,700	-	27,700	9,400	-	9,400
Total non-amortizable assets		27,700	-	27,700	9,400	-	9,400

Other intangible assets, net		$847,320	(182,922)	664,398	836,028	(143,158)	692,870

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

Amortization expense related to these intangible assets for the three months and nine months ended February 28, 2015 was $13.6 million and $40.9 million, and for the three months and nine months ended February 28, 2014 was $13.2 million and $39.6 million, respectively. Expected amortization expense for the remainder of fiscal 2015 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2015	$13,663
2016	54,638
2017	54,481
2018	54,367
2019	50,443
2020	49,335

9.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs during the nine months ended February 28, 2015 and the fiscal year ended May 31, 2014 are as follows (in thousands):

	February 28, 2015	May 31, 2014

Balance at beginning of period	$33,116	39,449
Amortization	(4,998)	(6,333)
Balance at end of period	$28,118	33,116

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	February 28, 2015	May 31, 2014

Term Loan Facility, net of $7,901 and $9,435 debt discounts, respectively	$642,168	645,609
Notes, net of $3,444 and $3,862 debt discounts, respectively	396,556	396,138
Revolving Facility	13,000	-
Capital lease agreements	9	27
	1,051,733	1,041,774
Less current portion, net of discounts	(17,500)	(4,591)
Long-term debt, net of current portion	$1,034,233	1,037,183

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

The interest rate on the Term Loan Facility was 5.00% as of February 28, 2015 and May 31, 2014. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.1% for the nine months ended February 28, 2015. During the first nine months of fiscal 2015, the Company borrowed $49.5 million and repaid $36.5 million of these borrowings from our Revolving Facility. The weighted average interest rate on the borrowings from the Revolving Facility during first nine months of fiscal 2015 was approximately 5.2%. At February 28, 2015, there were outstanding borrowings of $13.0 million under the Revolving Facility and no outstanding letters of credit.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.6% for the nine months ended February 28, 2015. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all debt obligations and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal 2015 and each of the fiscal years presented in the table below (in thousands):

For the Year Ended May 31:
2015	$14,665
2016	6,633
2017	6,632
2018	6,632
2019	628,516
Thereafter	400,000
$1,063,078

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2015	2014	2015	2014

Notes, including OID amortization	$11,265	11,250	33,792	33,747
Term Loan Facility, including OID amortization	8,646	8,702	26,265	26,427
Amortization of deferred financing costs	1,674	1,577	4,998	4,713
Interest rate swaps	209	246	700	766
Revolving Facility fees and interest	157	125	516	379
Interest accreted on contingent consideration liabilities	(158)	-	642	140
Interest expense	$21,793	21,900	66,913	66,172

11.	DERIVATIVE FINANCIAL INSTRUMENTS

As of February 28, 2015, the Company has interest rate swap agreements to hedge $155.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of February 28, 2015, approximately $0.7 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	February 28, 2015	May 31, 2014

Interest rate swaps (included in other liabilities)	$(821)	(1,357)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
Location of (loss) gain reclassified from AOCI into income	2015	2014	2015	2014

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(207)	(243)	(693)	(746)
Interest income (expense) (ineffective portion)	$-	(1)	(2)	(9)

12.	FAIR VALUE

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

	As of February 28, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(821)	-	(821)
Contingent consideration liabilities	$-	-	(18,342)	(18,342)

	As of May 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(1,357)	-	(1,357)
Contingent consideration liabilities	$-	-	(11,300)	(11,300)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $11.5 million and $23.6 million of cash and cash equivalents at February 28, 2015 and May 31, 2014, respectively, approximately 10% and 19% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $429.3 million and $653.3 million at February 28, 2015, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $446.3 million and $656.7 million at May 31, 2014, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

At February 28, 2015, the Company had $18.3 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions completed since May 30, 2014. The fair value of these contingent consideration liabilities was determined by applying a form of the income approach (a level 3 input), based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions included in the calculations were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. As of February 28, 2015, $0.1 million of the contingent consideration liabilities was included in Accrued expenses and other current liabilities and $18.2 million was included in Other long-term liabilities on the Company’s consolidated balance sheet. As of May 31, 2014, the contingent consideration liabilities were included in Other long-term liabilities on the Company’s consolidated balance sheet.

As of the beginning of fiscal 2014, the Company had a contingent consideration liability of $4.5 million for an earn-out provision resulting from the LIFECODES acquisition, which was unchanged for the third quarter of fiscal 2014 and was written down by $4.6 million in the first nine months of fiscal 2014. The adjustment to the estimated fair value amount was reflected as a gain in the acquisition-related items on the Company’s consolidated statements of operations.

The changes in the contingent consideration liabilities are summarized in the following table (in thousands):

	Nine Months Ended	Twelve Months Ended
	February 28, 2015	May 31, 2014
Balance at the beginning of the period	$(11,300)	(4,504)
Additions due to acquisitions	(6,456)	(11,300)
Change in fair value	-	4,638
Payments	56	-
Accretion of fair value	(642)	(134)
Balance at the end of the period	$(18,342)	(11,300)

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Nine Months Ended February 28, 2015
Foreign exchange translation adjustment	$(26,246)	1,431	(27,677)
Changes in fair value of cash flow hedges	553	242	311
	$(25,693)	1,673	(27,366)

Nine Months Ended February 28, 2014
Foreign exchange translation adjustment	$5,023	-	5,023
Changes in fair value of cash flow hedges	362	108	254
	$5,385	108	5,277

The components of accumulated other comprehensive loss as of February 28, 2015 and May 31, 2014 are as follows (in thousands):

	As of
	February 28, 2015	May 31, 2014

Cumulative foreign currency translation adjustment	$(40,104)	(12,427)
Change in fair value of cash flow hedges, net of tax	(529)	(840)
Accumulated other comprehensive loss	$(40,633)	(13,267)

14.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees, directors and consultants under several stock award plans.  The Company granted stock awards with an aggregate fair value of approximately $0.1 and $0.7 million during the three months and nine months ended February 28, 2015 and $0.2 million and $0.7 million during the three months and nine months ended February 28, 2014, respectively.  As of February 28, 2015, a total of 39,023 shares were available for future grants.

Restricted stock units typically vest over a two year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions, and performance-based or market-based vesting conditions.  The service-based vesting options contain tiered vesting terms over the service period. The performance-based and market-based options vest in tranches based upon either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition, which are measured over a three or four year period.  The stock appreciation rights vest only on the occurrence of a liquidity event.  These awards have a ten year term.

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

The Company recognized expense of $0.3 million and $1.8 million in the three months and nine months ended February 28, 2015 and $0.4 million and $1.2 million in the three months and nine months ended February 28, 2014, respectively, before income tax benefits, for all of the Company’s stock plans.  As of February 28, 2015, there was $2.1 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.0 years.

As of February 28, 2015 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $0.9 million as of February 28, 2015.

15.	INCOME TAXES

The effective tax rate for the nine months ended February 28, 2015 and 2014 was -73.0% and 42.4%, respectively. The difference between the U.S. federal statutory rate and the effective tax rate for the nine month period ended February 28, 2015 was primarily due to the impact of discrete items recorded during the third quarter of fiscal 2015. These discrete items resulted from the Company’s change in estimate related to its treatment of foreign tax credits (“FTCs”) and the change in the valuation allowance for its FTC carryovers. Excluding these discrete items recorded during the nine months ended February 28, 2015, the effective tax rate would have been 27.3%. The difference between the U.S. federal statutory rate and the effective tax rate for the nine months ended February 28, 2014 was primarily due to the following: (1) the fact that the gain on the acquisition-related item was not taxable, (2) a portion of the Company’s income is subject to tax in various tax jurisdictions with rates that differ from the U.S. statutory rate, (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, and (4) changes in discrete tax items recognized during the period based on enacted tax laws and expirations of the statute of limitations for the benefits associated with uncertain tax positions.

The effective tax rate for the nine month period ended February 28, 2015 was significantly impacted by the Company’s decision during the third quarter of fiscal 2015 to change its estimate with regard to the treatment of its foreign tax credits. This decision is expected to generate a significant reduction in cash tax payments related to the fiscal 2014, fiscal 2015 and fiscal 2016 years as a result of the Company changing from the credit method to the deduction method for its FTCs in various tax periods. As a result, the Company elected the deduction method for FTCs for the Successor fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 periods. The Company filed its fiscal 2014 U.S. income tax returns reflecting this change. In addition, the Company will amend its Successor fiscal 2012 and fiscal 2013 income tax returns to reflect this change. The Company will not amend the Predecessor income tax return for the period ended August 19, 2011. As a result of this change in estimate, the Company recognized a discrete charge of additional income tax expense of $23.7 million during the third quarter of fiscal 2015. In addition, the Company recorded a valuation allowance of $7.6 million during the period related to uncertainties in the Company’s ability to utilize the FTC carryovers prior to their expiration. As a result of this change in estimate, as of February 28, 2015, the Company has an adjusted NOL carry forward of $44.9 million and FTC carry forwards, after the valuation allowance, of $0.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and un-repatriated earnings as well as future earnings of each foreign subsidiary. Accordingly, the Company has provided for deferred taxes on future earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and un-repatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2015	2014	2015	2014
Net sales by product group:
Transfusion	$79,929	77,381	247,950	245,930
Transplant & Molecular	15,676	13,598	46,373	41,296
Total	$95,605	90,979	294,323	287,226

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2015	2014	2015	2014
Net sales to customers by geography are as follows:
United States	$60,205	55,240	179,679	177,722
Europe (A)	18,313	19,964	59,882	57,188
Canada	4,598	4,429	14,200	14,044
Other	12,489	11,346	40,562	38,272
Total	$95,605	90,979	294,323	287,226

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	February 28, 2015	May 31, 2014
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$52,856	54,066
Europe (B)	14,003	15,725
Canada	4,074	4,517
Other (C)	2,310	2,003
Total	$73,243	76,311

	As of
	February 28, 2015	May 31, 2014
Concentration of net assets by geography:
United States	$245,731	299,948
Europe	102,885	123,095
Canada	28,535	32,802
Other (C)	11,903	12,771
Total	$389,054	468,616

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months and nine months ended February 28, 2015, or February 28, 2014.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,666	(523)	10,348	-	11,491
Accounts receivable, net	33,375	5,853	33,248	-	72,476
Intercompany receivable	68,639	20,899	8,215	(97,753)	-
Inventories	21,644	15,518	12,018	(2,120)	47,060
Deferred income tax assets, current portion	4,160	2,807	356	818	8,141
Prepaid expenses and other current assets	4,475	797	5,340	-	10,612
Total current assets	133,959	45,351	69,525	(99,055)	149,780

PROPERTY AND EQUIPMENT, net	38,250	14,606	20,387	-	73,243
INVESTMENT IN SUBSIDIARIES	225,597	5,020	3,019	(233,636)	-
GOODWILL	744,149	47,640	51,060	-	842,849
OTHER INTANGIBLE ASSETS, net	569,118	60,242	35,038	-	664,398
DEFERRED FINANCING COSTS, net	28,118	-	-	-	28,118
OTHER ASSETS	11,240	257	356	-	11,853
Total assets	$1,750,431	173,116	179,385	(332,691)	1,770,241

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,814	2,630	3,492	-	11,936
Intercompany payable	2,059	86,991	8,703	(97,753)	-
Accrued interest and interest rate swap liability	8,106	-	-	-	8,106
Accrued expenses and other current liabilities	10,836	5,166	7,249	-	23,251
Income taxes payable	30,894	(29,967)	3,853	-	4,780
Deferred revenue, current portion	1,278	11	1,497	-	2,786
Current portion of long term debt, net of debt discounts	17,493	7	-	-	17,500
Total current liabilities	76,480	64,838	24,794	(97,753)	68,359

LONG TERM DEBT, NET OF DEBT DISCOUNTS	1,034,231	2	-	-	1,034,233
DEFERRED REVENUE	-	-	65	-	65
DEFERRED INCOME TAX LIABILITIES	234,581	4,875	9,942	-	249,398
OTHER LONG-TERM LIABILITIES	16,085	11,787	1,260	-	29,132
Total liabilities	1,361,377	81,502	36,061	(97,753)	1,381,187
SHAREHOLDERS' EQUITY:
Total shareholders' equity	389,054	91,614	143,324	(234,938)	389,054
Total liabilities and shareholders' equity	$1,750,431	173,116	179,385	(332,691)	1,770,241

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2014

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,863	(409)	19,167	-	23,621
Accounts receivable, net	29,558	5,137	34,934	-	69,629
Intercompany receivable	57,167	15,058	6,548	(78,773)	-
Inventories	20,733	17,358	13,184	(2,124)	49,151
Deferred income tax assets, current portion	4,160	2,807	464	820	8,251
Prepaid expenses and other current assets	6,228	470	5,884	-	12,582
Total current assets	122,709	40,421	80,181	(80,077)	163,234

PROPERTY AND EQUIPMENT, net	37,963	16,103	22,245	-	76,311
INVESTMENT IN SUBSIDIARIES	259,567	5,021	3,114	(267,702)	-
GOODWILL	743,512	47,877	60,174	-	851,563
OTHER INTANGIBLE ASSETS, net	586,243	63,474	43,153	-	692,870
DEFERRED FINANCING COSTS, net	33,116	-	-	-	33,116
OTHER ASSETS	6,721	260	339	-	7,320
Total assets	$1,789,831	173,156	209,206	(347,779)	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,805	5,945	2,915	-	15,665
Intercompany payable	99	69,999	8,675	(78,773)	-
Accrued interest and interest swap liability	19,605	-	-	-	19,605
Accrued expenses and other current liabilities	8,681	4,950	10,085	-	23,716
Income taxes payable	30,785	(29,698)	3,840	-	4,927
Deferred revenue, current portion	1,269	12	1,532	-	2,813
Current portion of long-term debt, net of debt discounts	4,580	11	-	-	4,591
Total current liabilities	71,824	51,219	27,047	(78,773)	71,317

LONG-TERM DEBT, net of debt discounts	1,037,168	15	-	-	1,037,183
DEFERRED REVENUE	14	-	72	-	86
DEFERRED INCOME TAX LIABILITIES	201,184	10,157	12,038	-	223,379
OTHER LONG-TERM LIABILITIES	11,025	11,425	1,383	-	23,833
Total liabilities	1,321,215	72,816	40,540	(78,773)	1,355,798
SHAREHOLDERS' EQUITY:
Total shareholders' equity	468,616	100,340	168,666	(269,006)	468,616
Total liabilities and shareholders' equity	$1,789,831	173,156	209,206	(347,779)	1,824,414

 Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$63,013	14,119	37,015	(18,542)	95,605
COST OF SALES (exclusive of amortization shown separately below)	18,743	9,410	24,360	(18,542)	33,971
GROSS MARGIN	44,270	4,709	12,655	-	61,634

OPERATING EXPENSES:
Research and development	3,087	4,019	174	-	7,280
Selling and marketing	5,973	2,431	5,109	-	13,513
Distribution	2,772	450	1,764	-	4,986
General and administrative	6,056	963	2,343	-	9,362
Amortization expense	11,973	1,079	563	-	13,615
Total operating expenses	29,861	8,942	9,953	-	48,756

INCOME (LOSS) FROM OPERATIONS	14,409	(4,233)	2,702	-	12,878

NON-OPERATING (EXPENSE) INCOME:
Interest income	23	-	44	(25)	42
Interest expense	(21,664)	(136)	(18)	25	(21,793)
Other, net	173	(349)	353	-	177
Total non-operating (expense) income	(21,468)	(485)	379	-	(21,574)

(LOSS) INCOME BEFORE INCOME TAXES	(7,059)	(4,718)	3,081	-	(8,696)
PROVISION (BENEFIT) FOR INCOME TAXES	31,448	(1,560)	856	-	30,744
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(38,507)	(3,158)	2,225	-	(39,440)
Net (loss) income of consolidated subsidiaries	(933)	-	-	933	-
NET (LOSS) INCOME	$(39,440)	(3,158)	2,225	933	(39,440)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$57,604	12,252	35,988	(14,865)	90,979
COST OF SALES (exclusive of amortization shown separately below)	19,737	6,402	21,085	(14,865)	32,359
GROSS MARGIN	37,867	5,850	14,903	-	58,620

OPERATING EXPENSES:
Research and development	3,212	3,397	129	-	6,738
Selling and marketing	5,673	2,311	6,311	-	14,295
Distribution	2,921	345	1,802	-	5,068
General and administrative	6,943	1,647	1,720	-	10,310
Amortization expense	11,971	658	596	-	13,225
Impairment loss	-	150	-	-	150
Total operating expenses	30,720	8,508	10,558	-	49,786

INCOME (LOSS) FROM OPERATIONS	7,147	(2,658)	4,345	-	8,834

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	6	21	(11)	16
Interest expense	(21,900)	-	(11)	11	(21,900)
Other, net	(186)	24	54	-	(108)
Total non-operating (expense) income	(22,086)	30	64	-	(21,992)

(LOSS) INCOME BEFORE INCOME TAXES	(14,939)	(2,628)	4,409	-	(13,158)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,255)	(952)	1,404	-	(5,803)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(8,684)	(1,676)	3,005	-	(7,355)
Net income (loss) of consolidated subsidiaries	1,329	-	-	(1,329)	-
NET (LOSS) INCOME	$(7,355)	(1,676)	3,005	(1,329)	(7,355)

 Statements of Operations for the Nine Month periods

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$190,662	42,175	116,637	(55,151)	294,323
COST OF SALES (exclusive of amortization shown separately below)	59,702	27,403	74,617	(55,151)	106,571
GROSS MARGIN	130,960	14,772	42,020	-	187,752

OPERATING EXPENSES:
Research and development	8,484	12,385	605	-	21,474
Selling and marketing	18,807	7,624	17,511	-	43,942
Distribution	8,167	1,239	5,936	-	15,342
General and administrative	20,345	3,231	7,367	-	30,943
Amortization expense	35,915	3,232	1,801	-	40,948
Total operating expenses	91,718	27,711	33,220	-	152,649

INCOME (LOSS) FROM OPERATIONS	39,242	(12,939)	8,800	-	35,103

NON-OPERATING (EXPENSE) INCOME:
Interest income	41	-	167	(77)	131
Interest expense	(66,553)	(383)	(54)	77	(66,913)
Other, net	587	(436)	314	-	465
Total non-operating (expense) income	(65,925)	(819)	427	-	(66,317)

(LOSS) INCOME BEFORE INCOME TAXES	(26,683)	(13,758)	9,227	-	(31,214)
PROVISION (BENEFIT) FOR INCOME TAXES	25,044	(5,035)	2,774	-	22,783
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(51,727)	(8,723)	6,453	-	(53,997)
Net (loss) income of consolidated subsidiaries	(2,270)	-	-	2,270	-
NET (LOSS) INCOME	$(53,997)	(8,723)	6,453	2,270	(53,997)

IMMUCOR, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 28, 2014

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$186,977	40,006	108,941	(48,698)	287,226
COST OF SALES (exclusive of amortization shown separately below)	62,061	22,696	67,033	(48,698)	103,092
GROSS MARGIN	124,916	17,310	41,908	-	184,134

OPERATING EXPENSES:
Research and development	10,314	11,654	210	-	22,178
Selling and marketing	18,387	6,847	18,523	-	43,757
Distribution	8,323	1,099	5,202	-	14,624
General and administrative	17,767	5,547	6,220	-	29,534
Amortization expense	35,912	1,992	1,743	-	39,647
Acquisition-related items	(4,638)	-	-	-	(4,638)
Impairment loss	30	150	-	-	180
Total operating expenses	86,095	27,289	31,898	-	145,282

INCOME (LOSS) FROM OPERATIONS	38,821	(9,979)	10,010	-	38,852

NON-OPERATING (EXPENSE) INCOME:
Interest income	1	8	55	(36)	28
Interest expense	(66,182)	-	(26)	36	(66,172)
Other, net	(621)	97	223	-	(301)
Total non-operating (expense) income	(66,802)	105	252	-	(66,445)

(LOSS) INCOME BEFORE INCOME TAXES	(27,981)	(9,874)	10,262	-	(27,593)
(BENEFIT) PROVISION FOR INCOME TAXES	(11,523)	(3,406)	3,238	-	(11,691)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(16,458)	(6,468)	7,024	-	(15,902)
Net income (loss) of consolidated subsidiaries	556	-	-	(556)	-
NET (LOSS) INCOME	$(15,902)	(6,468)	7,024	(556)	(15,902)

Statements of Cash Flows for the Nine Month periods

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Nine Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$304	1,486	1,447	(445)	2,792
Net cash used in investing activities	(10,188)	(1,582)	(7,445)	-	(19,215)
Net cash provided by (used in) financing activities	8,025	(18)	(324)	324	8,007
Effect of exchange rate changes on cash and cash equivalents	(1,338)	-	(2,497)	121	(3,714)
Decrease in cash and cash equivalents	(3,197)	(114)	(8,819)	-	(12,130)
Cash and cash equivalents at beginning of period	4,863	(409)	19,167	-	23,621
Cash and cash equivalents at end of period	$1,666	(523)	10,348	-	11,491

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

Purchase Commitments

Purchase commitments made in the normal course of business were $42.7 million as of February 28, 2015. These purchases were primarily for inventory items. The following is a schedule of approximate future payments for purchase commitments as of February 28, 2015 (in thousands):

2015	$6,323
2016	8,228
2017	13,311
2018	3,883
2019	4,083

In the third quarter of fiscal 2015, the Company reevaluated its purchase commitments and modified the timing of estimated future purchases of certain inventory items resulting in a reduction in the approximate future payments for purchase commitments expected in fiscal 2015 and an increase in the approximate future payments for purchase commitments expected in fiscal 2016 and 2017 from what was previously reported. In total, the amounts have not changed materially.

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

Business Highlights of Fiscal 2015

The following is a summary of significant factors affecting our business in the third quarter and first nine months of fiscal 2015:

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

Discrete Income Tax Expense Item -

●

During the third quarter of fiscal 2015, the Company decided to change its estimate with regard to the treatment of its foreign tax credits (“FTCs”). This decision is expected to generate a significant reduction in cash tax payments related to the fiscal 2014, fiscal 2015 and fiscal 2016 years as a result of the Company changing from the credit method to the deduction method for its FTCs in various tax periods. As a result of this change in estimate, the Company recognized a discrete charge of additional income tax expense of $23.7 million during the third quarter of fiscal 2015. In addition, the Company recorded a valuation allowance of $7.6 million during the period related to uncertainties in the Company’s ability to utilize its FTC carryovers prior to their expiration.

Fluctuations in Foreign Currency Exchange Rates –

●

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates in the third quarter of fiscal 2015 which caused an unfavorable impact on our consolidated operating results, balance sheet and cash flows in that period. Our foreign markets could continue to see significant fluctuations in foreign currency exchange rates in future periods which could cause a decline in expected future consolidated operating results, statement of position and cash flows.

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales for each period (in thousands of dollars, except percentages).

	Three Months Ended
	February 28		Change
	2015	2014	Amount	%

Net sales	$95,605	90,979	$4,626	5.1
Cost of sales (*)	33,971	32,359	1,612	5.0
Gross margin	61,634	58,620	3,014	5.1

Operating expenses:
Research and development	7,280	6,738	542	8.0
Selling and marketing	13,513	14,295	(782)	(5.5)
Distribution	4,986	5,068	(82)	(1.6)
General and administrative	9,362	10,310	(948)	(9.2)
Amortization expense	13,615	13,225	390	2.9
Impairment loss	-	150	(150)	**
Total operating expenses	48,756	49,786	(1,030)	(2.1)

Income from operations	12,878	8,834	4,044	45.8

Non-operating (expense) income:
Interest income	42	16	26	162.5
Interest expense	(21,793)	(21,900)	107	(0.5)
Other, net	177	(108)	285	**
Total non-operating net expense	(21,574)	(21,992)	418	(1.9)

Loss before income taxes	(8,696)	(13,158)	4,462	(33.9)
Expense (benefit) for income taxes	30,744	(5,803)	36,547	**
Net loss	$(39,440)	(7,355)	$(32,085)	436.2

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

	Nine Months Ended
	February 28		Change
	2015	2014	Amount	%

Net sales	$294,323	287,226	$7,097	2.5
Cost of sales (*)	106,571	103,092	3,479	3.4
Gross margin	187,752	184,134	3,618	2.0

Operating expenses:
Research and development	21,474	22,178	(704)	(3.2)
Selling and marketing	43,942	43,757	185	0.4
Distribution	15,342	14,624	718	4.9
General and administrative	30,943	29,534	1,409	4.8
Amortization expense	40,948	39,647	1,301	3.3
Acquisition-related items	-	(4,638)	4,638	**
Impairment loss	-	180	(180)	**
Total operating expenses	152,649	145,282	7,367	5.1

Income from operations	35,103	38,852	(3,749)	(9.6)

Non-operating (expense) income:
Interest income	131	28	103	367.9
Interest expense	(66,913)	(66,172)	(741)	1.1
Other, net	465	(301)	766	**
Total non-operating net expense	(66,317)	(66,445)	128	(0.2)

Loss before income taxes	(31,214)	(27,593)	(3,621)	13.1
Expense (benefit) for income taxes	22,783	(11,691)	34,474	**
Net loss	$(53,997)	(15,902)	$(38,095)	239.6

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three Months Ended February 28, 2015 and February 28, 2014:

Net sales were $95.6 million for the three months ended February 28, 2015 as compared with $91.0 million for the three months ended February 28, 2014, an increase of $4.6 million, or 5.1%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	February 28		Change
	2015	2014	Amount	%
Net sales by product group:

Transfusion	$79,929	77,381	$2,548	3.3
Transplant & Molecular	15,676	13,598	2,078	15.3
Total	$95,605	90,979	$4,626	5.1

Transfusion: Net sales of our transfusion products for the three months ended February 28, 2015 were $79.9 million as compared with $77.4 million for the three months ended February 28, 2014, an increase of $2.5 million, or 3.3%. This increase in net sales was mainly due to higher sales of our Capture reagents in the U.S. market and a higher number of ship cycles partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations in the third quarter of fiscal 2015 as compared with the same period of fiscal 2014. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the third quarter of fiscal 2015 increased by 4.7% when compared with the third quarter of fiscal 2014.

Transplant & Molecular: Net sales of our transplant and molecular products were $15.7 million for the three months ended February 28, 2015 as compared with $13.6 million for the three months ended February 28, 2014, an increase of $2.1 million, or 15.3%. The increase in net sales was primarily due to higher net sales in Europe and the Emerging Markets during the three months ended February 28, 2015 partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations. The increase in net sales in Europe and the Emerging Markets during the third quarter of fiscal 2015 was primarily driven by continued efforts to expand our market reach and strong customer acceptance of our Transplant and Molecular products in those markets. Net sales were also higher in the third quarter of fiscal 2015 due to an increase in sales of our new Molecular product, the PreciseTypeTM HEA test.

Gross margin increased by $3.0 million for the three months ended February 28, 2015 as compared with the three months ended February 28, 2014, or 5.1%, mainly due to the higher net sales generated in the three months ended February 28, 2015. Gross margin as a percentage of consolidated net sales was relatively unchanged for the three months ended February 28, 2015 as compared with the three months ended February 28, 2014.

Research and development expenses were $7.2 million for the three months ended February 28, 2015 as compared with $6.7 million for the three months ended February 28, 2014. The increase of $0.5 million, or 8%, was primarily due to the development of new technologies in transplant diagnostics.

Selling and marketing expenses were $13.5 million for the three months ended February 28, 2015 and $14.3 million for the three months ended February 28, 2014, a decrease of $0.8 million, or 5.5%, for the three months ended February 28, 2015. The decrease in selling and marketing expenses was mainly due to cost containment efforts initiated by management and a more favorable effect of changes in foreign currency exchange rates on international expenses in the third quarter of fiscal 2015. These decreases in expenses were partially offset by an increase in expenses resulting from higher net sales in the third quarter of fiscal 2015 as compared with the same period of the previous year.

Distribution expenses were relatively unchanged for the three months ended February 28, 2015 as compared to the three months ended February 28, 2014. Distribution expenses were $5.0 million for the three months ended February 28, 2015 and $5.1 million for the three months ended February 28, 2014, a decrease of $0.1 million, or 1.6%.

General and administrative expenses were $9.4 million for the three months ended February 28, 2015 and $10.3 million for the three months ended February 28, 2014, a decrease of $0.9 million, or 9.2%. The decrease in general and administrative expenses was mainly due to cost containment efforts initiated by management that were realized in the third quarter of fiscal 2015, and a more favorable effect of changes in foreign currency exchange rates on international expenses in the three months ended February 28, 2015.

Amortization expense was $13.6 million for the three months ended February 28, 2015 as compared with $13.2 million for the three months ended February 28, 2014, an increase of $0.4 million, or 2.9%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Non-operating net expense was $21.6 million for the three months ended February 28, 2015 as compared with $22.0 million for the three months ended February 28, 2014, a decrease of $0.4 million, or 1.9%. The decrease in non-operating net expense was mainly due to a decrease in interest expense and a favorable change in exchange gains and losses in the third quarter of fiscal 2015. The decrease in interest expense was primarily due to an adjustment recorded in the third quarter of fiscal 2015 to adjust interest accreted on the contingent consideration liabilities through that period. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for the three months ended February 28, 2015 and 2014 was -353.5% and 44.1%, respectively.  The effective tax rate for the fiscal 2015 period was higher than the effective tax rate for the corresponding period in fiscal 2014 primarily due to the impact of discrete items recorded during the third quarter of fiscal 2015. These discrete items primarily consisted of $23.7 million due to the Company’s change in estimate related to its treatment of foreign tax credits (“FTCs”) and a $7.6 million change in the valuation allowance for its FTC carryovers. Excluding these discrete items recorded during the three months ended February 28, 2015, the effective tax rate would have been 6.6%.

Nine Months Ended February 28, 2015 and February 28, 2014:

Net sales were $294.3 million for the nine months ended February 28, 2015 as compared with $287.2 million for the nine months ended February 28, 2014, an increase of $7.1 million, or 2.5%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Nine Months Ended
	February 28		Change
	2015	2014	Amount	%
Net sales by product group:

Transfusion	$247,950	245,930	$2,020	0.8
Transplant & Molecular	46,373	41,296	5,077	12.3
Total	$294,323	287,226	$7,097	2.5

Transfusion: Net sales of our transfusion products for the nine months ended February 28, 2015 were $247.9 million as compared with $245.9 million for the nine months ended February 28, 2014, an increase of $2.0 million, or 0.8%. This increase in net sales was mainly due to higher net sales generated from our Capture reagents in all of our geographic markets, the residual benefit of an increase in our installed base of instruments, and a higher number of ship cycles partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations in the first nine months of fiscal 2015 as compared with the same period in fiscal 2014. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the first nine months of fiscal 2015 increased by 2.5% when compared with the first nine months of fiscal 2014.

Transplant & Molecular: Net sales of our transplant and molecular products for the nine months ended February 28, 2015 were $46.4 million as compared with $41.3 million for the nine months ended February 28, 2014, an increase of $5.1 million, or 12.3%. The increase in net sales was primarily due to higher net sales in Europe and the Emerging Markets during the nine months ended February 28, 2015 partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations, and decreases in net sales in the U.S. market. The increase in net sales in Europe and the Emerging Markets in the first nine months of fiscal 2015 was primarily driven by continued efforts to expand our market reach and strong customer acceptance of our Transplant and Molecular products in those markets. The decrease in net sales in the U.S. market was mainly due to lower sales of our Molecular products in the first nine months of fiscal 2015, which management believes is a temporary situation, as our customers convert their existing systems to incorporate our new blood typing assay, the PreciseTypeTM HEA test, which was approved for commercial use by the FDA in May 2014.

Gross margin increased by $3.6 million for the nine months ended February 28, 2015 as compared with the nine months ended February 28, 2014, or 2.0%, mainly due to the higher net sales generated in the nine months ended February 28, 2015. Gross margin as a percentage of consolidated net sales was approximately 0.3% lower for the nine months ended February 28, 2015 as compared with the nine months ended February 28, 2014. The lower gross margin percentage was primarily due to a less favorable product mix in the nine month ended February 28, 2015 partially offset by the amortization of the fair value of inventory of $2.7 million related to the acquisition of LIFECODES that was included in fiscal 2014 that was not included in fiscal 2015.

Research and development expenses were $21.5 million for the nine months ended February 28, 2015 as compared with $22.2 million for the nine months ended February 28, 2014. The decrease of $0.7 million, or 3.2%, was primarily due to the completion of certain significant development projects in fiscal 2014, including the development work related to the PreciseTypeTM HEA test that was completed in the fourth quarter of fiscal 2014. These decreases in research and development expenses were partially offset by additional expenses associated with development activities from recently acquired businesses, and the development of new technologies in transplant diagnostics.

Selling and marketing expenses were relatively unchanged for the first nine months of fiscal 2015 as compared with the first nine months of fiscal 2014. The selling and marketing expenses were $43.9 million for the nine months ended February 28, 2015 and $43.7 million for the nine months ended February 28, 2014, an increase of $0.2 million, or 0.4%. The increase in selling and marketing expenses from the higher net sales in the first nine months of fiscal 2015 were partially offset by a reduction in expenses from cost containment efforts initiated by management and a more favorable effect of changes in foreign currency exchange rates on international expenses in the first nine months of fiscal 2015.

Distribution expenses were $15.3 million for the nine months ended February 28, 2015 and $14.6 million for the nine months ended February 28, 2014, an increase of $0.7 million, or 4.9%. The increase in distribution expenses in the first nine months of fiscal 2015 were primarily due to higher distribution costs in our European market. The higher distribution costs recorded in our European market were primarily driven by improvements in the packaging materials of our temperature sensitive products, and a strategic initiative to consolidate and outsource the distribution process in Europe. The strategic initiative caused a one-time increase in costs, but is expected to reduce distribution costs on a long-term basis.

General and administrative expenses were $30.9 million for the nine months ended February 28, 2015 as compared with $29.5 million for the nine months ended February 28, 2014. The increase in general and administrative expenses of $1.4 million, or 4.8%, were mainly due to a one-time credit that was recorded in the first nine months of fiscal 2014, and higher acquisition transaction costs, and an increase in stock-based compensation cost recorded in the first nine months of fiscal 2015. The one-time credit reduced bad debt expense by $1.9 million resulting from a change in estimate of our allowance for doubtful accounts to better reflect our actual bad debt experience. These increases in general and administrative expenses were partially offset by a more favorable effect of changes in foreign currency exchange rates on international expenses in the first nine months of fiscal 2015.

Amortization expense was $40.9 million for the nine months ended February 28, 2015 as compared with $39.6 million for the nine months ended February 28, 2014, an increase of $1.3 million, or 3.3%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Acquisition-related items were zero for the nine months ended February 28, 2015 as compared with a gain of $4.6 million for the nine months ended February 28, 2014. The gain reported in the nine months ended February 28, 2014 resulted from a decrease in the contingent consideration liability related to the acquisition of our LIFECODES business. Based upon information available in the first nine months of fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than originally estimated and decreased the fair value of the related contingent consideration liability.

Non-operating net expense was $66.3 million for the nine months ended February 28, 2015 as compared with $66.4 million for the nine months ended February 28, 2014, a decrease of $0.1 million, or 0.2%. The decrease in non-operating net expense was mainly due to a favorable change in exchange gains and losses partially offset by an increase in interest expense in the first nine months of fiscal 2015. The increase in interest expense was primarily due to higher interest accreted on the contingent consideration liabilities in the nine months ended February 28, 2015 resulting from the three acquisitions completed since May 30, 2014. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for the nine months ended February 28, 2015 and 2014 was -73.0% and 42.4%, respectively.  The effective tax rate for the fiscal 2015 period was higher than the effective tax rate for the corresponding period in fiscal 2014 primarily due to the impact of discrete items recorded during the third quarter of fiscal 2015. These discrete items primarily consisted of $23.7 million due to the Company’s change in estimate related to its treatment of FTCs and a $7.6 million change in the valuation allowance for its FTC carryovers. Excluding these discrete items recorded during the nine months ended February 28, 2015, the effective tax rate would have been 27.3%.

Fluctuations in Foreign Currency Exchange Rates

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates in the third quarter of fiscal 2015 which caused an unfavorable impact on our consolidated operating results, balance sheet and cash flows in that period. Our foreign markets could continue to see significant fluctuations in foreign currency exchange rates in future periods which could cause a decline in expected future consolidated operating results, balance sheet and cash flows.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months and nine months ended February 28, 2015 and February 28, 2014 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2015	2014	2015	2014

Net loss	$(39,440)	(7,355)	(53,997)	(15,902)
Interest expense (income), net	21,751	21,884	66,782	66,144
Income tax expense (benefit)	30,744	(5,803)	22,783	(11,691)
Depreciation and amortization	17,713	17,743	53,843	52,858

EBITDA	30,768	26,469	89,411	91,409

Adjustments to EBITDA:
Stock-based compensation (i)	334	357	1,800	1,175
Acquisition expenses, net (ii)	373	655	2,164	(3,288)
Sponsor fee (iii)	903	986	2,934	2,919
Non-cash impact of purchase accounting (iv)	110	136	331	3,075
Certain non-recurring expenses and other (v)	2,198	3,881	8,619	9,828
Adjusted EBITDA	$34,686	32,484	105,259	105,118

i.	Represents non-cash stock-based compensation.
ii.

Represents non-recurring items related to acquisition activities including legal, accounting and other costs. The items included in the first nine months of fiscal 2014 also included a non-cash gain of $4.6 million resulting from the decrease in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.

Represents non-cash expenses related to acquired businesses. In the first nine months of fiscal 2014, the non-cash expenses included inventory valuation adjustments as a result of the LIFECODES acquisition.

v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period, including the LIFECODES acquisition and related initiatives, and the deferred revenue adjustment described above. As of February 28, 2015, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first nine months of fiscal 2015, our cash and cash equivalents decreased by $12.1 million to $11.5 million as of February 28, 2015. The decrease was primarily due to $19.2 million of cash used for investments in new businesses, the Sirona collaboration, and additional property and equipment. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of $2.8 million and $8.0 million of net cash received from financing activities; we borrowed $13.0 million on our Revolving Facility and repaid long-term debt of $5.0 million in the first nine months of fiscal 2015. The cash balance at February 28, 2015 includes cash of $10.3 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

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

Operating activities

Operating activities provided $2.8 million of cash and cash equivalents in the first nine months of fiscal 2015 as compared with $10.5 of cash provided by operating activities in the first nine months of fiscal 2014. The decrease in cash provided by operating activities was mainly due to an increase in working capital requirements in the first nine months of fiscal 2015, primarily driven by an increase in accounts receivable balances and a decrease in accounts payable balances mainly due to the timing of payments received and paid. These decreases were partially offset by a smaller growth in inventories in the first nine months of fiscal 2015 as compared with the same period of fiscal 2014, reflecting management’s priority to manage inventory levels in fiscal 2015.

Investing activities

We used cash of $19.2 million for investments in new businesses, the Sirona collaboration, and additional property and equipment including the upgrade of certain financial systems and the implementation of a new financial consolidations application in the first nine months of fiscal 2015. During the first nine months of fiscal 2014, we used cash of $5.2 million to acquire two new distribution businesses and received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. For other investing activities, we used cash of $5.3 million to purchase property and equipment in the nine months ended February 28, 2014.

Financing activities

In the first nine months of fiscal 2015, we received net cash from financing activities of $8.0 million. We received $49.5 million in net proceeds from borrowings on our Revolving Facility which were partially offset by net repayments on our Revolving Facility of $36.5 million, and repayments of $5.0 million of our long-term debt during the nine months of fiscal 2015. As of February 28, 2015, there was $13.0 million outstanding under our Revolving Facility. In the first nine months of fiscal 2014, we used cash from financing activities of $5.0 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility during the nine months ended February 28, 2014.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.8 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of February 28, 2015, we had principal obligations of $1,063.1 million outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility was $87.0 million as of February 28, 2015.

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

Commitments and Contractual Obligations

As of February 28, 2015, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2014 except for an increase in earn-out liabilities of $7.0 million related to acquisitions completed in the first half of fiscal 2015, and a potential obligation to provide additional future funding in a form of a loan of up to $6.7 million over the following two year period related to the Sirona Collaboration arrangement.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of February 28, 2015.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2015, there have been no material changes regarding the Company’s market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2014.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCOR, INC.
(Registrant)

Date:	April 10, 2015	By:	/s/ William A. Hawkins
William A. Hawkins, Chief Executive Officer
(Principal Executive Officer)

Date:	April 10, 2015	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)