Form 10-K
period 2015-05-31
IMMUCOR INC
filed 2015-08-21
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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

Yes    X     No ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____No    X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 21, 2015, there were 100 shares of common stock outstanding.

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

Our Company

On August 19, 2011, Immucor was acquired (the “Immucor Acquisition”) by investment funds from TPG Capital, L.P. (the “Sponsor”) and certain co-investors, for a purchase price of approximately $1.9 billion, including the assumption of approximately $1.1 billion of acquisition-related debt. As a result of the Immucor Acquisition, our stock is no longer publicly traded. Currently, the issued and outstanding shares of Immucor are indirectly owned by the Sponsor and certain co-investors.

Acquisitions

LIFECODES

On March 22, 2013, we acquired the LIFECODES business (“LIFECODES”), one of the market leaders in transplantation diagnostics. LIFECODES manufactures and markets diagnostics products used primarily by hospitals and reference laboratories in a number of tests performed to detect and identify certain properties of human tissue to ensure the most compatible match between patient and donor. These tests are performed for pre-transplant human leukocyte antigen (“HLA”) typing and screening processes as well as for post-transplant patient monitoring to aid in the identification of graft rejection. LIFECODES also offers other immune-monitoring products, which are used to identify certain properties commonly found in patients with severe illnesses, and with an immune response to certain drug therapies.

Acquiring LIFECODES strengthened our position in the global in vitro diagnostics market by creating a single source for transfusion and transplantation-related testing products, and signaled our initial steps in implementing our strategy to become a global leader in transfusion and transplantation medicine. Our goal is to diversify our business into the new and growing market of transplant diagnostics. Such diversification enhances our ability to grow our business, expand our customer reach and better insulate us against market and economic downturns. LIFECODES had approximately 170 employees at the date of acquisition.

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

LIFECODES Distribution Businesses

We have completed the acquisition of three LIFECODES distribution businesses, one in the United Kingdom and one in Italy, both of which were completed on January 31, 2014, and one in India which was completed on August 1, 2014. These acquisitions enable us to streamline the distribution of our LIFECODES products in Europe and in India. We paid $6.8 million in cash to acquire these distribution businesses which was funded from cash flows from operating activities.

Organ-i

On May 30, 2014, we completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price to acquire this business was $12.0 million which was funded from cash flows from operating activities.

Sentilus

On October 1, 2014, we completed the acquisition of Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Among other uses, Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for our transfusion diagnostics business. The total purchase price for the Sentilus business was $6.0 million which was paid in cash.

Other Investments

Sirona Collaboration

On October 3, 2014, we entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next generation sequencing. As part of this collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and loaned $4.6 million bearing interest to Sirona for development funding. The collaborative arrangement includes the potential for future interest bearing loans from the Company of up to $6.7 million over a two year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangements, of which, $3.1 million was paid to Sirona as an additional loan on June 1, 2015. As of May 31, 2015, the total cash investment in the collaborative arrangement with Sirona was $5.3 million which was paid in cash and financed with a combination of debt (borrowings from our Term Loan Facility) and cash flows from operating activities.

Financial Information about Segments

We determine our operating segments in accordance with our internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment. We aggregate our operating segments because they have a similar class of consumer, economic characteristics, nature of products, and nature of production and distribution methods.

Competitive Strengths

Automation – Since 1998, our strategy in transfusion diagnostics (or “immunohematology”) has been to drive automation in the blood bank with the goal of improving operations as well as patient safety. Due to the critical importance of matching patient and donor blood, manual testing is performed by highly educated and skilled technologists. In the U.S. market, we estimate that approximately 55% of customers perform testing on a manual basis without the use of an automated instrument. These customers are primarily in the small- to medium-hospital segment of the market. A significant number of customers in the high volume segment of the U.S. market (large hospitals, donor centers and reference laboratories) are automated. Outside the U.S., a significant portion of customers are automated in the developed international markets while there continues to be need for automation in the developing markets.

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

Leadership position in niche markets – We estimate the global market for our transfusion and transplantation products is approximately $1.8 billion and we believe we have leadership positions in our focused markets. We believe our transfusion products, ranging from our automated instruments to our proprietary Capture® technology, are widely used and recognized by the immunohematology industry worldwide. In transplantation, our LIFECODES® products leverage the significant installed base of Luminex Corporation (“Luminex”) instruments to enable adoption of our products in HLA labs around the world. We look to maintain our leadership position in these markets by continuing to innovate and introduce high value products for our customers.

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

We sell reagents as well as instruments to allow laboratories – whether in a hospital, a donor center or a reference lab – to perform compatibility testing. Our automated instrument-reagent systems operate on a “razor/razor blade” model, with our instruments serving as the “razors” and our reagents serving as the “razor blades.” For transfusion diagnostics, our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. For transplant diagnostics, our HLA reagents run on Luminex instruments, which are open systems. The “razor/ razor blade” business model generates a recurring revenue stream for us.

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

INSTRUMENTS

NEO – Targeted at donor centers, large volume hospitals and reference laboratories, NEO® provides a fully-automated solution to perform all routine blood bank tests, including blood grouping, antibody screening, cross match, direct antiglobulin test (“DAT”) and antibody identification. NEO is our fourth generation automated instrument. NEO’s added functionality includes STAT functionality, a faster turnaround time and improved reliability. NEO can process up to 224 different samples at once, and can perform approximately 60 type-and-screen tests an hour. We believe that NEO has the highest type and screen throughput available in the global market.

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

In May 2014, the U.S. Food and Drug Administration (“FDA”) approved our PreciseTypeTM HEA test, which is the first FDA-approved molecular immunohematology product on the market. Formerly marketed as the HEA BeadChip™ Test, PreciseType provides clinicians with detailed genetic matching information that can reduce the risk of alloimmunization (antibody production) and serious hemolytic reactions associated with transfusions, which can be especially problematic for patients receiving frequent blood transfusions. With its FDA in-vitro diagnostic approval, PreciseType is now the “test of record” in the U.S. for both patient and donor typing of red blood cells. The test has been CE-marked in Europe for in vitro diagnostics, or IVD, use since 2010.

In July of 2015, Medicare approved coverage of our PreciseType product for pretransfusion molecular testing for four designated types of use in the Medicare Administrative Contractor jurisdiction which includes North Carolina, South Carolina, West Virginia and most counties within Virginia. In order to receive reimbursement for the service, healthcare providers are required to demonstrate that it is a medically necessary test for that particular patient.

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

Backlog

For the majority of our products, the nature and shelf-life prohibits us from maintaining a material backlog. For the orders in backlog, it is expected that the majority will be shipped or completed within the following 12 months. At May 31, 2015, our backlog was not material.

Suppliers

We obtain raw materials from numerous suppliers and believe our business relationships with them are good. Some of our products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. To date, we have been able to obtain sufficient quantities of such blood for use in manufacturing our products, but there can be no assurance that a sufficient supply of such blood will always be available to us.

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

We source our transplant diagnostic instrument as well as certain raw materials from Luminex. Our long-term contractual relationship with Luminex is significant and our business relationship is good.

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

Our manufacturing and distribution facilities in the U.S., Germany and Canada are certified to 13485:2003. In addition, our manufacturing facility in Germany is also certified to ISO 9001:2008. This is an internationally recognized standard and certification is required in order to continue product distribution in key markets such as the European Union and Canada. In addition, to allow continued marketing of our products in the European Union, we are required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE Mark on our products that allows products free access to all countries within the European Union. We have successfully completed certifications for CE marking of all products manufactured for the European market.

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

We continually seek to improve our existing products and to develop new ones in order to increase our market share. Prior to sale, any new product requires regulatory approvals, including licensing or pre-market clearance from the FDA in the U.S. and CE marking in Western Europe. For fiscal years 2015, 2014, and 2013, we spent approximately $28.8 million, $29.1 million, and $21.3 million, respectively, for research and development.

We use trademarks on most of the products we sell. These trademarks are protected by registration in the U.S. and other countries where such products are marketed using the trademarks. We consider these trademarks in the aggregate to be of material importance in the operation of our business.

Competition

Competition in the transfusion and transplantation in vitro diagnostics markets is based on quality of products, pricing, the results of research and development efforts, talent of the sales forces, ability to furnish a range of products, reliable technology, skilled and trained technicians, customer service and continuity of product supply. We believe we are well positioned to compete favorably in our markets because of the completeness, reliability and quality of our product lines, our competitive pricing structure and our introduction of innovative products that enhances our competitive position. We also believe that new product introductions and the experience and expertise of our sales technical support personnel will enable us to remain competitive in the market.

Our principal competitors worldwide in transfusion diagnostics are Ortho-Clinical Diagnostics and Bio-Rad Laboratories, Inc. In transplantation diagnostics, our primary competitor is Thermo Fisher Scientific.

Employees

At May 31, 2015, we had approximately 1,090 full-time employees worldwide. We have a low staff turnover rate and consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

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

Our transfusion diagnostics products are used to test blood prior to transfusion. Lower demand for blood in the markets in which we operate could result in lower testing volumes. For example, we believe the U.S. market has been experiencing lower demand for blood in our last four fiscal years. Lower blood demand could result from a variety of factors, such as fewer elective surgeries and more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Lower blood demand could negatively impact our revenue, profitability and cash flows.

A catastrophic event at any of our manufacturing facilities would prevent us from producing many of our reagent products.

Substantially all of our diagnostic products are produced at single sites. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of each facility, and we currently have no plans to develop a third-party reagent manufacturing capability as an alternative source of supply. Therefore, if a catastrophic event occurred at any of our facilities, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster recovery plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

We may not be successful in capitalizing on our acquisitions.

Acquisitions could cause diversion of management’s time as well as a shift of focus from operating the businesses to issues related to integration and administration or inadequate management resources available for oversight as well as integration activities. We may face difficulties and inefficiencies in managing and operating businesses in multiple locations or operating businesses in which we have either limited or no direct experience today.

The long-term success of our acquisitions and any additional acquisitions we may complete in the future will depend upon our ability to successfully grow the acquired businesses as well as realize the anticipated benefits from combining the acquired businesses with our business. We may fail to grow these businesses or realize the expected synergies or anticipated growth targets from acquisitions. In addition, it may take longer than expected to achieve those synergies and growth targets. Acquisitions may cause other unexpected costs or liabilities and our failure to realize the anticipated benefits from acquisitions could harm our business and prospects.

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

In the event that we experience a product performance problem with either our instruments or our reagents, we may be required to, or may voluntarily, recall or suspend selling the products until the problem is resolved. We have from time to time initiated voluntary recalls of our products. Depending on the product, as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

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

Because we sell our U.S. manufactured products internationally, we could be adversely affected by fluctuations in foreign currency exchange rates.

In the fiscal year ended May 31, 2015, revenue outside the U.S. was approximately 39% of total revenue. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could make our products less competitive and affect our revenue and earnings levels for our international affiliates. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

Gross margin volatility may negatively impact our profitability.

Our gross margin may be volatile from period to period due to various factors, including instrument sales, product mix, geographic mix, and manufacturing costs. As we continue to drive automation in the blood bank marketplace, we may experience increased instrument sales. The probable sales mix (in terms of instrument/reagent sales) could make it difficult for us to sustain the overall gross margins we have generated in the past. The higher margins on the reagents used on our instruments may not be enough to offset the lower margins on the instruments themselves. For our products, margins vary depending upon the type of product. Additionally, market pricing for our products varies by geographic region. Depending upon the product and geographic sales mix, margins could vary significantly from period to period. Our reagent products are manufactured in-house. Margins for these products could be impacted based upon costs of raw materials and labor as well as overhead and the efficiency of our manufacturing operations from period to period. Margins may also be negatively impacted by increased competition. New market entrants or existing market participants seeking to gain market share may foster a competitive environment of pricing pressures and/or increased marketing and other expenditures that could negatively impact profitability.

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

An integral part of our strategy is to sell our products in additional markets outside North America. To further this strategy, in the past we have either acquired third party distribution businesses or have established our own direct distribution organizations. Our ability to grow successfully in overseas markets depends in part on our ability to achieve product acceptance and customer loyalty in these markets. Additionally, our operations in foreign countries present certain challenges and are subject to certain risks not necessarily present in our domestic operations, such as fluctuations in foreign currency exchange rates, shipping delays, changes in applicable laws and regulations and various restrictions on trade. These factors could impact our ability to compete successfully in these markets, which could in turn negatively affect our international expansion goals, and could have a material adverse effect on our operating results.

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

BioArray’s molecular diagnostics products have slowly gained commercial traction. In May 2014, the FDA approved our PreciseTypeTM HEA test, and in July 2015, Medicare approved coverage for our product for pretransfusion molecular testing for four designated types of use in the Medicare Administrative Contractor jurisdiction which includes North Carolina, South Carolina, West Virginia and most counties within Virginia. However, even with regulatory approval, these products are new to the marketplace and we will have to develop the nascent market for these products over time. Our molecular transfusion diagnostic business is also subject to risks associated with reimbursement, cannibalization of a portion of our existing serology business and the same macroeconomic factors, such as lower blood demand, that our serology business faces.

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

The upgrade of our business information system could pose a risk to our ability to effectively operate and manage our business.

In an effort to streamline our processes and gain efficiencies, the Company made the decision to reduce the number of business information systems we operate. We are currently in the process of migrating our existing businesses to a single business information system.  The business information system is also being upgraded to the next generation application. The introduction of a new business information system or upgrading existing systems poses multiple risks. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and to keep pace with continuing changes in information processing technology, evolving industry, and regulatory standards. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively, we could have operational disruptions which could result in inaccurate or untimely reporting of financial and operational results, an inability to effectively manage the ongoing operations of the business, adversely affect our ability to adequately service the needs of our existing customer’s or attract new customers, or suffer other damaging consequences. We depend on independent third parties for significant portions of our systems-related support. This dependence makes our operations vulnerable to such third parties' failure to perform adequately under the contract, due to internal or external factors.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal 2015, approximately 61% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

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

We have a significant amount of indebtedness outstanding. The major components of our debt consist of senior credit facilities (“Senior Credit Facilities”) and unsecured notes (“Notes”). Our Senior Credit Facilities, as amended, are comprised of: (a) a $100.0 million senior secured revolving loan facility (the “Revolving Facility”) which matures in August 2017, and (b) a $663.3 million senior secured term loan facility (the “Term Loan Facility”) which matures in August 2018. We have $400.0 million in aggregate principal of unsecured 11.125% Notes due in August 2019. As of May 31, 2015, total principal indebtedness outstanding was $1,048.4 million and we had unused commitments of $100.0 million under our Revolving Facility. The terms of the Senior Credit Facilities, as amended, also provide that we can borrow up to an additional $100.0 million (or a greater amount if we meet specified financial ratios) of which the availability is subject to certain conditions including bank approval. In addition, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of May 31, 2015, our Senior Credit Facilities had unused revolving debt commitments of $100.0 million, which amount could increase up to an additional $100.0 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions, including bank approval. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the risks that we face could intensify.

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

In addition, the restrictive covenants in the credit agreement governing the Revolving Facility portion of our Senior Credit Facilities require us to maintain a senior secured net leverage ratio of less than 5.25 to 1.00 to be tested on the last day of each fiscal quarter. Our ability to meet this financial covenant can be affected by events beyond our control.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming that the entire Revolving Facility was fully drawn, each one-eighth point change in the LIBOR interest rate above the Term Loan Facility’s LIBOR floor of 1.25% would result in a $0.8 million change in annual interest expense on our indebtedness under our Senior Credit Facilities. We have entered into, and may continue to enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Item 1B. — Unresolved Staff Comments.

Not applicable.

Item 2. — Properties.

We own our Canadian manufacturing facility and one of our Belgium sales offices. We lease the remainder of our facilities.

Our owned properties are not encumbered as security for any loan. We believe that our current facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

Item 3. — Legal Proceedings.

We (Immucor, Inc. and BioArray) are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. We believe the claims are without merit and that we have meritorious defenses. We believe that liability is unlikely and that the amount of any liability is not now reasonably estimable, but that any potential liability would not be material to our operations or to our financial condition.

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

Item 6. – Selected Financial Data.

The following financial tables present selected consolidated financial data for Immucor. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes, included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

As a result of the Immucor Acquisition on August 19, 2011, our stock is no longer publicly traded. Currently, the issued and outstanding shares of Immucor are indirectly owned by TPG Capital, L.P. and certain co-investors. Our financial data is labeled as “Predecessor” for financial periods prior to the Immucor Acquisition, and “Successor” for financial periods after the Immucor Acquisition. In the following financial tables, we have presented the results of operations for the twelve month periods ended May 31, 2015 (the fiscal 2015 period), May 31, 2014 (the fiscal 2014 period), and May 31, 2013 (the fiscal 2013 period), and have presented separately the results of operations for the period from August 20, 2011 to May 31, 2012 (the Successor fiscal 2012 period) and the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal 2012 period), as well as May 31, 2011 (the fiscal 2011 period). This data has been derived from our audited consolidated financial statements and is in thousands of dollars.

				Successor	Predecessor
				August 20,	June 1,
				2011	2011
				through	through
	Year Ended May 31			May 31,	August 19,	Year Ended
	2015	2014	2013	2012	2011	May 31, 2011

Net sales	$389,300	388,056	347,788	261,814	74,910	333,091
Cost of sales (exclusive of amortization shown separately below)	143,659	139,634	120,027	105,698	22,955	96,175
Gross margin	245,641	248,422	227,761	156,116	51,955	236,916

Operating expenses:
Research and development	28,791	29,070	21,313	13,929	4,895	15,900
Selling and marketing	57,833	59,057	50,129	32,913	10,510	35,931
Distribution	20,022	20,165	18,718	14,333	3,952	16,508
General and administrative	41,191	41,603	42,801	36,954	19,312	37,747
Amortization expense	54,531	52,965	50,765	39,224	931	4,333
Acquisition-related items	-	(4,638)	2,616	1,362	18,863	500
Impairment loss	-	160,150	3,500	-	-	-
Certain litigation expenses	-	-	-	22,000	-	-
Loss on disposition of fixed assets	-	-	1,175	-	-	-
Total operating expenses	202,368	358,372	191,017	160,715	58,463	110,919

Income (loss) from operations	43,273	(109,950)	36,744	(4,599)	(6,508)	125,997

Non-operating (expense) income:
Interest income	145	36	28	7	142	706
Interest expense	(89,421)	(88,304)	(90,830)	(77,048)	-	(70)
Loss on extinguishment of debt	-	-	(9,111)	-	-	-
Other, net	878	45	(539)	447	2,673	3,997
Total non-operating net (expense) income	(88,398)	(88,223)	(100,452)	(76,594)	2,815	4,633

(Loss) income before income taxes	(45,125)	(198,173)	(63,708)	(81,193)	(3,693)	130,630
Provision (benefit) for income taxes	15,600	(15,916)	(24,566)	(31,546)	2,681	41,303
Net (loss) income	$(60,725)	(182,257)	(39,142)	(49,647)	(6,374)	89,327

	The following data is as of the dates indicated below:
				Successor	Predecessor
	May 31			May 31	August 19	May 31
	2015	2014	2013	2012	2011	2011

Working capital	$74,946	91,917	87,069	71,295	381,259	378,979
Total assets	1,752,686	1,824,414	2,000,970	1,949,153	652,395	633,127
Long-term debt, net of debt discounts	1,033,276	1,037,183	1,039,278	986,361	-	-
Shareholders’ equity	383,681	468,616	644,706	637,378	576,646	568,872

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

Business Highlights of 2015

The following is a summary of significant factors affecting our business in fiscal 2015:

●	Acquisitions and Investments –

o

Sentilus Acquisition – On October 1, 2014, the Company paid $6.0 million in cash to acquire Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next-generation technology platform for our molecular transfusion diagnostics business.

o

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigens (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of the collaboration, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona at a future date, and loaned $4.6 million to Sirona for development funding. The collaborative arrangement also includes the potential to provide additional future funding in the form of a loan of up to $6.7 million over a two year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangement, of which $3.1 million was paid to Sirona as an additional loan on June 1, 2015.

●	Income Tax Expense Item –

o

During fiscal 2015, the Company decided to change its election with regard to the treatment of its foreign tax credits (“FTCs”). This decision is expected to generate a significant reduction in cash income tax payments related to the fiscal 2014, fiscal 2015 and fiscal 2016 years as a result of the Company changing from the credit method to the deduction method for its FTCs in various tax periods. As a result of this change in election, the Company recognized a discrete charge of additional income tax expense of $23.7 million during fiscal 2015. In addition, the Company recorded a valuation allowance of $7.6 million during fiscal 2015 related to uncertainties in the Company’s ability to utilize its FTC carryovers prior to their expiration.

●	Fluctuations in Foreign Currency Exchange Rates –

o

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates in fiscal 2015 which caused an unfavorable impact on our consolidated operating results, balance sheet and cash flows in that period. Our foreign markets could continue to see significant fluctuations in foreign currency exchange rates in future periods which could cause a decline in expected future consolidated operating results, statement of position and cash flows.

Results of Operations

The operating results presented in the table below are in thousands of dollars, except percentages.

				Change
	Year Ended May 31			2015 vs 2014		2014 vs 2013
	2015	2014	2013	Amount	%	Amount	%

Net sales	$389,300	388,056	347,788	1,244	0.3	40,268	11.6
Cost of sales (*)	143,659	139,634	120,027	4,025	2.9	19,607	16.3
Gross margin	245,641	248,422	227,761	(2,781)	(1.1)	20,661	9.1

Operating expenses:
Research and development	28,791	29,070	21,313	(279)	(1.0)	7,757	36.4
Selling and marketing	57,833	59,057	50,129	(1,224)	(2.1)	8,928	17.8
Distribution	20,022	20,165	18,718	(143)	(0.7)	1,447	7.7
General and administrative	41,191	41,603	42,801	(412)	(1.0)	(1,198)	(2.8)
Amortization expense	54,531	52,965	50,765	1,566	3.0	2,200	4.3
Acquisition-related items	-	(4,638)	2,616	4,638	(100.0)	(7,254)	**
Impairment loss	-	160,150	3,500	(160,150)	(100.0)	156,650	**
Loss on disposition of fixed assets	-	-	1,175	-	**	(1,175)	**
Total operating expenses	202,368	358,372	191,017	(156,004)	(43.5)	167,355	87.6

Income (loss) from operations	43,273	(109,950)	36,744	153,223	**	(146,694)	**

Non-operating (expense) income:
Interest income	145	36	28	109	**	8	28.6
Interest expense	(89,421)	(88,304)	(90,830)	(1,117)	1.3	2,526	(2.8)
Loss on extinguishment of debt	-	-	(9,111)	-	-	9,111	**
Other, net	878	45	(539)	833	**	584	**
Total non-operating net expense	(88,398)	(88,223)	(100,452)	(175)	0.2	12,229	(12.2)

Loss before income taxes	(45,125)	(198,173)	(63,708)	153,048	(77.2)	(134,465)	211.1
Provision (benefit) for income taxes	15,600	(15,916)	(24,566)	31,516	(198.0)	8,650	(35.2)
Net loss	$(60,725)	(182,257)	(39,142)	121,532	(66.7)	(143,115)	365.6

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

Years Ended May 31, 2015 and 2014:

Net sales were $389.3 million in fiscal 2015 as compared with $388.1 million in fiscal 2014, an increase of $1.2 million, or 0.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

	Year Ended May 31		Change
	2015	2014	Amount	%
Net sales by product group:
Transfusion	$326,850	330,547	(3,697)	(1.1)
Transplant & Molecular	62,450	57,509	4,941	8.6
Total	$389,300	388,056	1,244	0.3

Transfusion: Net sales of our Transfusion products were $326.8 million in fiscal 2015 as compared with $330.5 million in fiscal 2014, a decrease of $3.7 million, or 1.1%. Transfusion product net sales were lower in fiscal 2015 primarily due to a lower number of ship cycles, and an unfavorable effect of changes in foreign currency exchange rates on our international operations as compared with the same period in fiscal 2014, partially offset by the residual benefit of an increase in our installed base of instruments. Our Transfusion net sales had a higher concentration of sales from our Capture reagent products (reagents used in our semi-automated diagnostic testing instruments), and a lower concentration of sales from our Red Cell products (reagents used in our traditional, manual diagnostic testing instruments) in fiscal 2015 as compared with fiscal 2014. This shift in product mix reflects a growing trend of users moving to our automated diagnostic solution. In addition, net sales of our Red Cell products were lower in fiscal 2015 as compared with fiscal 2014 due to an increase in pricing pressures in the U.S. market. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales for fiscal 2015 would have increased by 2.1% when compared to fiscal 2014.

Transplant & Molecular: Net sales of our Transplant and Molecular products were $62.4 million in fiscal 2015 as compared with $57.5 million in fiscal 2014, an increase of $4.9 million, or 8.6%. The increase in net sales in fiscal 2015 was primarily driven by continued efforts to expand our market reach and strong customer acceptance of our Transplant and Molecular products in the European, and Emerging markets. This increase in net sales was partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations as compared with the same period in fiscal 2014. The increase in net sales was largely due to a higher volume of Transplant product shipments which partially offset lower volume of sales of our Molecular products. Management believes that the lower volume of Molecular products sold in fiscal 2015 reflects a delay in orders as our customers converted their existing systems to incorporate our new blood typing assay, the PreciseTypeTM human erythrocyte antigen (“HEA”) test, which was approved for commercial use by the FDA in May 2014. Net sales of our Molecular products increased in each quarter of fiscal 2015, with reported net sales in the fourth quarter nearly double that of the first quarter of fiscal 2015. After adjusting for the impact of the foreign currency exchange rate fluctuations, net sales for fiscal 2015 compared to fiscal 2014, would have increased by 13.3%.

Gross margin decreased by $2.8 million in fiscal 2015 as compared with fiscal 2014, or 1.1%, reflecting an increase in cost of sales in the fiscal 2015 period. And, in fiscal 2014, gross margin included $2.9 million of costs for the amortization of the fair value of inventory related to the acquisition of our LIFECODES business that was not included in fiscal 2015.  Gross margin as a percentage of consolidated net sales was approximately 0.9% lower in fiscal 2015 as compared with fiscal 2014. The lower gross margin percentage was primarily due to a less favorable product mix and an unfavorable effect of changes in foreign currency exchange rates on the conversion of net sales from our international operations partially offset by lower destruction and medical device excise tax costs in fiscal 2015.

Research and development expenses were $28.8 million in fiscal 2015 as compared with $29.1 million in fiscal 2014, a decrease of $0.3 million, or 0.9%. The decrease was primarily due to the completion of certain significant development projects in fiscal 2014, including the development work related to the PreciseTypeTM HEA test that was completed in the fourth quarter of fiscal 2014. This decrease in research and development expenses was partially offset by additional expenses associated with development activities from recently acquired businesses, and the development of new technologies in transplant diagnostics as well as the development of new technologies for our transfusion products. The development costs related to new technologies in transplant diagnostics were mainly for the study of antigens and proteins that appear to be associated with renal transplant rejections to determine their commercial applications. The development costs related to new technologies for our transfusion products were primarily for the development of new products, such as ABO titrations, and to improve certain existing assay products that are sold in our international markets.

Selling and marketing expenses were $57.8 million in fiscal 2015 as compared with $59.0 million in fiscal 2014, a decrease of $1.2 million, or 2.1%. The decrease in selling and marketing expenses is due to a reduction in expenses from cost containment efforts initiated by management and a more favorable effect of changes in foreign currency exchange rates on international expenses in fiscal 2015. These decreases were partially offset by additional marketing expenses related to business acquisitions completed since May 2014.

Distribution expenses were $20.0 million in fiscal 2015 as compared with $20.1 million in fiscal 2014, a decrease of $0.1 million, or 0.7%. The decrease in distribution expenses was primarily due to a more favorable effect of changes in foreign currency exchange rates on international expenses partially offset by higher distribution costs recorded in our European market. The higher distribution costs recorded in our European market were primarily driven by improvements in the packaging materials of our temperature sensitive products, and a one-time increase in costs from a strategic initiative to consolidate and outsource the distribution process in Europe. This strategic initiative is expected to reduce distribution costs on a long-term basis. Distribution costs in the fourth quarter of fiscal 2015 were lower than any of the previous quarters in fiscal 2015 and fiscal 2014.

General and administrative expenses were $41.2 million in fiscal 2015 as compared with $41.6 million in fiscal 2014, a decrease of $0.4 million, or 1.0%. This decrease was mainly due to a more favorable effect of changes in foreign currency exchange rates on international expenses in fiscal 2015 partially offset by higher acquisition-related costs, and additional bad debt expense recorded in fiscal 2015 and a one-time credit that was recorded in fiscal 2014 that was not included in fiscal 2015. The higher acquisition-related transaction costs reflect the increase in acquisition activities in fiscal 2015 as compared with fiscal 2014. The increase in bad debt expense in fiscal 2015 reflects an additional allowance for international distributors with past due amounts and the one-time credit recorded in fiscal 2014 reduced bad debt expense by $1.9 million which resulted from a change in estimate of our allowance for doubtful accounts to better reflect our actual bad debt experience.

Amortization expense was $54.5 million in the fiscal 2015 period as compared with $52.9 million in the fiscal 2014 period, an increase of $1.6 million, or 3.0%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Non-operating net expense was $88.4 million in fiscal 2015 and $88.2 million in fiscal 2014, an increase of $0.2 million, or 0.2%. The increase in non-operating net expense was mainly due to a favorable change in exchange gains and losses partially offset by an increase in interest expense in fiscal 2015. The increase in interest expense was primarily due to higher interest accreted on the contingent consideration liabilities in 2015 resulting from the three acquisitions completed since May 30, 2014. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for fiscal 2015 and fiscal 2014 was (34.6)% and 8.0%, respectively. The effective tax rate for fiscal 2015 was lower than the effective tax rate for the corresponding period in fiscal 2014 primarily due to the impact of discrete items recorded during the third quarter of fiscal 2015. These discrete items primarily consisted of $23.7 million due to the Company’s change in election related to its treatment of foreign tax credits (“FTCs”) and a $7.6 million change in the valuation allowance for its FTC carryovers. Excluding these discrete items, the effective tax rate for fiscal 2015 would have been 34.8%. The effective tax rate for fiscal 2014 was primarily impacted by the impairment of goodwill which is not deductible for income tax purposes. Excluding the impairment of goodwill, the effective tax rate for fiscal 2014 would have been 36.3%.

Years Ended May 31, 2014 and 2013:

Net sales were $388.1 million in fiscal 2014 as compared with $347.8 million in fiscal 2013, an increase of $40.3 million, or 11.6%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

	Year Ended May 31		Change
	2014	2013	Amount	%
Net sales by product group:
Transfusion	$330,547	330,931	(384)	(0.1)
Transplant & Molecular	57,509	16,857	40,652	241.2
Total	$388,056	347,788	40,268	11.6

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

Distribution expenses were $20.1 million in fiscal 2014 as compared with $18.7 million in fiscal 2013, an increase of $1.4 million, or 7.7%. The increase was primarily due to additional costs related to LIFECODES.

General and administrative expenses were $41.6 million in the fiscal 2014 period as compared with $42.8 million in the fiscal 2013 periods, a decrease of $1.2 million, or 2.8%. The decrease was primarily due to cost reduction efforts made by management in fiscal 2014, synergies achieved from our LIFECODES acquisition, and a reduction in bad debt expense of $1.9 million resulting from a change in estimate of the allowance for doubtful accounts as discussed in the section entitled “Change in Estimates” below. These decreases in costs were partially offset by additional expenses related to LIFECODES.

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

Non-operating expense was $88.2 million in the fiscal 2014 period and $100.4 million in the fiscal 2013 periods, a decrease of $12.2 million, or 12.2%. The most significant component of non-operating expense is interest expense from our long-term debt which was first issued at the time of the Immucor Acquisition, in August 2011. The decrease in non-operating net expense for fiscal 2014 as compared with fiscal 2013 was mainly due to a $9.1 million loss on the extinguishment of debt incurred from refinancing of our Senior Credit Facilities twice during fiscal 2013 that did not reoccur in fiscal 2014. Non-operating net expense was also lower in fiscal 2014 due to a decrease in interest expense of $2.5 million on our outstanding debt. The lower interest expense was mainly due to a lower interest rate, partially offset by a higher average long-term debt balance in fiscal 2014 as compared with fiscal 2013. The higher average debt balance was mainly a result of the acquisition of LIFECODES during the fourth quarter of fiscal 2013.

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

In fiscal 2015, our cash and cash equivalents decreased by $5.3 million to $18.4 million as of May 31, 2015. The decrease was primarily due to $11.7 million of cash used for investments in new businesses and the Sirona collaboration, $11.4 million for the purchase of additional property and equipment, and $6.7 million used to repay long-term debt. These decreases in cash and cash equivalents were partially offset by $25.6 million of positive cash flow contributed by our operating activities. The cash balance at May 31, 2015 includes cash of $11.5 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

Operating activities

Operating activities provided cash of $25.6 million in both fiscal 2015 and 2014. The increase in net cash provided by our operating results after adjusting for non-cash items was offset by an increase in working capital requirements in fiscal 2015. The increase in our working capital requirements was primarily driven by a decrease in collections on our accounts receivable balances and an increase in payments to our vendors mainly due to the timing of payments received and paid. These increases in our working capital requirements were partially offset by lower purchases of our inventories in fiscal 2015.

Investing activities

During the fiscal 2015, we used cash of $11.7 million for investments in new businesses and the Sirona collaboration, and $11.4 million for purchases of additional property and equipment, including the upgrade of certain financial systems and the implementation of a new financial consolidation application. During fiscal 2014, we used cash of $17.2 million to acquire new businesses and received $1.1 million due from the seller of LIFECODES as a result of finalizing certain purchase price adjustments. For other investing activities, we used cash of $9.2 million to purchase property and equipment in fiscal 2014.

Financing activities

In fiscal 2015, we used cash for financing activities of $6.7 million for repayments of our long-term debt. We also borrowed and repaid $55.5 million on our Revolving Facility during fiscal 2015. In fiscal 2014, we used cash for financing activities of $6.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facility.

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

Although, from time to time, we are a party to certain legal proceedings in the ordinary course of business, one or more of such matters, or any future legal matters, may have an adverse effect on our consolidated financial position, results of operations or cash flows. We are currently not involved in any material legal proceedings (see Part I, Item 3 – Legal Proceedings for further discussion).

Contingent liabilities are described in Note 23 of our consolidated financial statements.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.8 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of May 31, 2015, we had principal of $1,048.4 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facility were $100 million as of May 31, 2015.

We expect that recurring capital expenditures during fiscal 2016 will range from $10 million to $15 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade certain financial systems. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

As part of the Sirona collaboration, we have an exclusive option to acquire 100% of the common stock of Sirona, and have a potential obligation to provide additional funding of up to $3.6 million in the form of interest bearing loans. As of the date of this collaborative agreement in October 2014, we had lent Sirona $4.6 million. As of May 31, 2015, we had committed to lend an additional $3.1 million to Sirona, and funded that payment on June 1, 2015. Additional loans are subject to the achievement of certain development milestones and other terms of the arrangements. Refer to Note 3 of our consolidated financial statements for additional information on the Sirona collaboration.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments for the next five years are detailed in the table below (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Senior Credit Facilities (1) (2)	$648,410	6,632	13,264	628,514	-
Notes (2)	400,000	-	-	400,000	-
Purchase obligations	45,328	16,611	17,784	8,366	2,567
Operating and capital leases	30,302	5,916	8,159	5,505	10,722
Minimum royalty obligations	14,717	2,553	5,199	5,345	1,620
Unrecognized tax benefits (3)	9,066	-	-	-	9,066
Acquisition costs for earn-out provision (4)	18,596	1,819	10,950	2,578	3,249
Interest (5)	311,832	78,469	154,316	79,047	-
Total contractual cash obligations	$1,478,251	112,000	209,672	1,129,355	27,224

(1)	The Senior Credit Facilities are comprised of a $655.0 million Term Loan Facility and a $100.0 million Revolving Facility. These are minimum scheduled payments of the Term Loan Facility.
(2)	Amounts shown do not include interest.
(3)

Approximately $13.8 million of unrecognized tax benefits, including accrued interest of $1.4 million, have been recorded as liabilities in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, and we are uncertain as to if or when such amounts may be settled. However, as none of these amounts are expected to be settled within the current period, all amounts are presented as due after 5 years. We recorded $4.7 million as an offset to long-term deferred tax liabilities and included $9.1 million in other long-term liabilities. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions (see Note 18 to the consolidated financial statements for additional information).

(4)

This earn-out provision is calculated using the present value of the expected (probability-weighted) payments based on the likelihood of achieving each of the financial performance targets. The total cash payments will total $89.3 million assuming that the full earn-out amount is achieved (see Note 16 to the consolidated financial statements for additional information).

(5)

Interest on the Term Loan Facility and Notes is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the credit agreement. Interest on the Notes is computed using the stated interest rate. Also, includes expected interest on the interest rate hedge at the stated rates and the unused line fees on the Revolving Facility assuming that the Revolving Facility is not used.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2015.

Non-GAAP Disclosures

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a useful financial metric to assess our operating performance from period to period. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the fiscal years ended May 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended May 31
	2015	2014	2013

Net loss	$(60,725)	(182,257)	(39,142)
Interest expense (income), net	89,276	88,268	90,802
Income tax expense (benefit)	15,600	(15,916)	(24,566)
Depreciation and amortization	71,271	71,287	71,746

EBITDA	115,422	(38,618)	98,840

Adjustments to EBITDA:
Share-based compensation (i)	2,087	1,512	1,423
Acquisition expenses, net (ii)	2,272	(2,397)	3,072
Sponsor fee (iii)	3,700	3,916	4,390
Non-cash impact of purchase accounting (iv)	442	3,284	2,119
Impairments	-	160,150	3,500
Loss on extinguishment of debt	-	-	9,111
Certain non-recurring expenses and other (v)	11,721	13,903	17,368
Adjusted EBITDA	$135,644	141,750	139,823

i.	Represents non-cash stock-based compensation.
ii.

Represents non-recurring items related to acquisition activities including legal, accounting and other costs. The items included in fiscal 2014 also include the non-cash gains resulting from decreases in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with TPG Capital, L.P.
iv.	Represents non-cash expenses, such as inventory valuation adjustments, primarily incurred as a result of the LIFECODES acquisition.
v.

Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs, and the effect of the change in estimate in the allowance for doubtful accounts recorded in fiscal 2014 which decreased the adjustment for non-recurring expenses and non-cash items by $1.9 million for that period.

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period. As of May 31, 2015, we were in compliance with our senior secured net leverage ratio covenant.

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

Recently Issued Accounting Standards

Refer to the section entitled, “Impact of Recently Issued Accounting Standards” in Note 1 of our consolidated financial statements.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks for foreign currency exchange rates. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, and trade receivables and trade payables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded a foreign currency translation loss of $26.7 million in fiscal 2015, a gain of $4.3 million in fiscal 2014, and a gain of $1.6 million in fiscal 2013.

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan Facility outstanding under our Senior Credit Facilities. We have approximately $648.4 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under our Senior Credit Facilities would increase should interest rates exceed the 1.25% floor our pro forma annual interest expense by approximately $0.8 million, assuming there are no borrowings under the Revolving Credit Facility. The Senior Credit Facilities also allow up to an aggregate of $100.0 million (or a greater amount if we meet specified financial ratios) in uncommitted incremental facilities, the availability of which are subject to our meeting certain conditions, bearing interest at variable rates. We have interest rate swaps on approximately 24% of our outstanding Term Loan Facility. These swaps reduce the risk of variability in the interest rates by fixing a portion of the interest costs. We consider these swaps to be effective hedges and they are marked-to-market with the changes in other comprehensive income.

Item 8. — Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Grant Thornton LLP Independent Registered Public Accounting Firm	32

Consolidated Balance Sheets as of May 31, 2015 and as of May 31, 2014	33

Consolidated Statements of Operations for the fiscal year ended May 31, 2015, fiscal year ended May 31, 2014, and fiscal year ended May 31, 2013	34

Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended May 31, 2015, fiscal year ended May 31, 2014, and fiscal year ended May 31, 2013	35

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended May 31, 2015, fiscal year ended May 31, 2014, and fiscal year ended May 31, 2013	36

Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2015, fiscal year ended May 31, 2014, and fiscal year ended May 31, 2013	37

Notes to Consolidated Financial Statements	38

Consolidated Financial Statement Schedule	78

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

August 21, 2015

Consolidated Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of May 31
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,363	23,621
Trade accounts receivable, net of allowance for doubtful accounts of $1,669 and $898 at May 31, 2015 and 2014, respectively	67,674	69,629
Inventories, net	41,847	49,151
Deferred income tax assets, current portion	5,931	8,251
Prepaid expenses and other current assets	11,161	12,582
Total current assets	144,976	163,234

PROPERTY AND EQUIPMENT, net	73,574	76,311
GOODWILL	842,258	851,563
OTHER INTANGIBLE ASSETS, net	650,294	692,870
DEFERRED FINANCING COSTS, net	26,399	33,116
OTHER ASSETS	15,185	7,320
Total assets	$1,752,686	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,866	15,665
Accrued interest and interest rate swap liability	19,288	19,605
Accrued expenses and other current liabilities	26,208	23,716
Income taxes payable	3,496	4,927
Deferred revenue, current portion	2,703	2,813
Current portion of long-term debt, net of debt discounts	4,469	4,591
Total current liabilities	70,030	71,317

LONG-TERM DEBT, net of debt discounts	1,033,276	1,037,183
DEFERRED INCOME TAX LIABILITIES	236,487	223,379
OTHER LONG-TERM LIABILITIES	29,212	23,919
Total liabilities	1,369,005	1,355,798
COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of May 31, 2015 and May 31, 2014, respectively	-	-
Additional paid-in capital	755,234	753,147
Accumulated deficit	(331,989)	(271,264)
Accumulated other comprehensive loss	(39,564)	(13,267)
Total shareholders' equity	383,681	468,616
Total liabilities and shareholders' equity	$1,752,686	1,824,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended May 31
	2015	2014	2013

NET SALES	$389,300	388,056	347,788
COST OF SALES (exclusive of amortization shown separately below)	143,659	139,634	120,027
GROSS MARGIN	245,641	248,422	227,761

OPERATING EXPENSES
Research and development	28,791	29,070	21,313
Selling and marketing	57,833	59,057	50,129
Distribution	20,022	20,165	18,718
General and administrative	41,191	41,603	42,801
Amortization expense	54,531	52,965	50,765
Acquisition-related items	-	(4,638)	2,616
Impairment loss	-	160,150	3,500
Loss on disposition of fixed assets	-	-	1,175
Total operating expenses	202,368	358,372	191,017

INCOME (LOSS) FROM OPERATIONS	43,273	(109,950)	36,744

NON-OPERATING (EXPENSE) INCOME
Interest income	145	36	28
Interest expense	(89,421)	(88,304)	(90,830)
Loss on extinguishment of debt	-	-	(9,111)
Other, net	878	45	(539)
Total non-operating net expense	(88,398)	(88,223)	(100,452)

LOSS BEFORE INCOME TAXES	(45,125)	(198,173)	(63,708)
PROVISION (BENEFIT) FOR INCOME TAXES	15,600	(15,916)	(24,566)
NET LOSS	$(60,725)	(182,257)	(39,142)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended May 31
	2015	2014	2013

NET LOSS	$(60,725)	(182,257)	(39,142)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(26,712)	4,315	1,644

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	672	(313)	(535)
Less: reclassification adjustment for losses included in net income	(257)	653	712
Net changes in fair value of cash flow hedges	415	340	177

OTHER COMPREHENSIVE (LOSS) INCOME	(26,297)	4,655	1,821

COMPREHENSIVE LOSS	$(87,022)	(177,602)	(37,321)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
BALANCE, MAY 31, 2012	100	$-	706,986	(49,865)	(19,743)	637,378
Capital contribution from Parent, net of costs	-	-	42,500	-	-	42,500
Share-based compensation expense	-	-	1,423	-	-	1,423
Net loss	-	-	-	(39,142)	-	(39,142)
Tax benefit from tax deduction contributed by Holdings	-	-	726	-	-	726
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	1,644	1,644
Cash flow hedges, net of tax	-	-	-	-	177	177
BALANCE, MAY 31, 2013	100	-	751,635	(89,007)	(17,922)	644,706
Share-based compensation expense	-	-	1,512	-	-	1,512
Net loss	-	-	-	(182,257)	-	(182,257)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	4,315	4,315
Cash flow hedges, net of tax	-	-	-	-	340	340
BALANCE, MAY 31, 2014	100	-	753,147	(271,264)	(13,267)	468,616
Share-based compensation expense	-	-	2,087	-	-	2,087
Net loss	-	-	-	(60,725)	-	(60,725)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(26,712)	(26,712)
Cash flow hedges, net of tax	-	-	-	-	415	415
BALANCE, MAY 31, 2015	100	$-	755,234	(331,989)	(39,564)	383,681

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31
	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(60,725)	(182,257)	(39,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,271	71,287	71,746
Noncash interest expense	10,222	8,761	7,471
Loss on disposition and retirement of fixed assets	374	93	1,306
Inventory fair value adjustment	-	2,889	1,745
Loss on extinguishment of debt	-	-	9,111
Asset impairment loss	-	160,150	3,500
Provision (recoveries) for doubtful accounts	970	(1,666)	203
Share-based compensation expense	2,087	1,512	1,423
Deferred income taxes	12,127	(21,059)	(28,573)
Change in fair value of contingent consideration	-	(4,638)	104
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(5,614)	2,154	7,665
Income taxes	111	(179)	1,976
Inventories	(3,097)	(15,589)	(9,774)
Other assets	(340)	(1,301)	105
Accounts payable	(1,375)	1,700	(305)
Deferred revenue	64	413	(651)
Accrued expenses and other liabilities	(485)	3,331	(3,376)
Cash provided by operating activities	25,590	25,601	24,534

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,393)	(9,193)	(9,639)
Receipt from acquisition of business related to finalizing certain working capital adjustments	-	1,151	-
Other investments	(5,300)	-	-
Acquisitions of businesses, net of cash acquired	(6,396)	(17,151)	(84,762)
Cash used in investing activities	(23,089)	(25,193)	(94,401)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	-	338,076
Proceeds from capital contributions, net of costs	-	-	42,500
Payment of debt issuance costs	-	-	(11,412)
Repayments of long-term debt	(6,653)	(6,674)	(288,332)
Proceeds from Revolving Facility	55,500	-	49,000
Repayments of Revolving Facility	(55,500)	-	(49,000)
Cash (used in) provided by financing activities	(6,653)	(6,674)	80,832

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,106)	499	(155)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,258)	(5,767)	10,810
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,621	29,388	18,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,363	23,621	29,388

SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$4,571	5,423	4,161
Interest paid	79,218	79,762	85,033
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$8,670	10,383	12,037
Fair value of contingent consideration liabilities at the date of acquisition	6,469	11,300	4,400
Exchange of debt instruments due to debt amendment August 2012	-	-	468,241
Exchange of debt instruments due to debt amendment February 2013	-	-	467,406
Tax benefit from tax deductions contributed by IVD Holdings Inc.	-	-	726

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows are presented for the fiscal years ended May 31, 2015, 2014, and 2013. We have also performed an evaluation of subsequent events through the date the financial statements were issued.

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

Share-Based Compensation – Consistent with the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” compensation cost for grants of all share-based payments is based on the estimated grant date fair value. The value of share-based compensation is attributed to expense over the requisite service period using the graded-vesting method for performance-based options, and the straight-line method for service-based options.

The fair value of the Company’s share-based payment awards is estimated using a Monte Carlo simulation approach. The Monte Carlo method is used to calculate the fair value of an option with multiple sources of uncertainty by creating random price paths for the underlying share and expected future value, then discounting the average of those paths to determine the fair value. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $18.4 million and $23.6 million at May 31, 2015 and 2014, respectively. Cash and cash equivalents located in the U.S. were approximately 37% and 19% at May 31, 2015 and 2014, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2015, 2014 and 2013, no single customer represented more than 10% of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2015 and 2014, the Company’s net trade accounts receivable balances were $67.7 million and $69.6 million, respectively, with about 50% of these accounts being of foreign origin, predominantly European in both years. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectibility. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

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

In connection with the LIFECODES acquisition on March 22, 2013, a fair value adjustment of approximately $4.5 million increased inventories to fair value which was greater than replacement cost. As of May 31, 2013, approximately $1.7 million of the fair value adjustment had been expensed through cost of sales in the fiscal 2013 period. The remaining fair value adjustment was expensed through cost of sales by the end of the second quarter of fiscal 2014, at which time inventories were again stated at the lower of cost or market, net of reserves.

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

The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During fiscal 2014, this review indicated that the actual lives of the Company’s instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $6.3 million and a decrease in net loss of approximately $3.6 million for fiscal 2014, respectively.

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

The Company evaluates the carrying value of goodwill as of March 1st of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired the Company first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and other intangible assets with indefinite lives completed during fiscal years 2015 and 2013 resulted in no impairment charges, and resulted in $160.0 million in impairment charges in fiscal 2014. Refer to Footnote 8 of the Company’s consolidated financial statements for additional information.

Other Intangible Assets, net – Other intangible assets primarily include customer relationships, deferred licensing costs, existing technology and trade names. These other intangible assets are amortized over their anticipated benefit period. Carrying values of these assets are evaluated when impairment indicators arise. There was no impairment charge related to other intangible assets in fiscal years 2015, 2014 or 2013.

In-process research and development (“IPR&D”) is also included in other intangible assets. IPR&D has an indefinite life until the completion or abandonment of the individual project. When a project is completed, its value will be amortized over the useful life. If a project is abandoned, its value is written off. The carrying value of IPR&D is tested for impairment annually or more frequently if impairment indicators arise. There was no impairment charge related to IPR&D during fiscal 2015. An impairment charge of $0.2 million and $3.5 million was recorded in fiscal 2014 and fiscal 2013, respectively, for IPR&D projects that were determined not to be economically feasible, and therefore were abandoned.

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

The Company enters into arrangements in which the Company commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to all deliverables based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vender specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. In determining MBESP, the Company considers the following: (1) pricing practices as they relate to future price increases, and (2) the overall economic conditions.

The significant deliverables included in the Company’s arrangements are the delivery of products such as reagents and part kits, instrument (sold and leased) and the performance of services such as training and general support services. Each of these significant deliverables qualify as separate units of accounting.

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

Shipping and Handling Charges and Sales Tax – The amounts billed to customers for shipping and handling of orders are classified as revenue and reported in the statements of operations as net sales. The costs of handling and shipping customer orders are reported in the operating expense section of the consolidated statements of operations as distribution expense. For fiscal 2015, 2014, and 2013, these costs were $20.0 million, $20.2 million, and $18.7 million, respectively. Sales taxes invoiced to customers and payable to government agencies are recorded on a net basis with the sales tax portion of a sales invoice directly credited to a liability account and the balance of the sales invoice credited to a revenue account.

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

Contingent consideration liabilities resulting from a business combination are recorded at fair value at the time of acquisition. The fair value is calculated by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to a present value at a rate appropriate for the risk of achieving the performance targets according to the terms of the arrangements. Key assumptions are the earn-out period probabilities and an appropriate discount rate. Contingent consideration liabilities are then reevaluated on a quarterly basis and adjusted as needed to reflect changes in fair value, and to reflect interest accretion. The contingent consideration liability exists until the earn-out is achieved and subsequently paid or the earn-out is not achieved and the fair value of the liability is reduced.

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

Business Combinations – Transactions classified as an acquisition of a business are recognized in accordance with ASC 805, “Business Combinations.” Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the acquired assets and liabilities based on estimates of their fair values at the date of the acquisition. Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities are recognized in earnings. Any purchase price in excess of these acquired assets and liabilities is recorded as goodwill. The allocation of purchase price in certain circumstances may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal 2015

In the fourth quarter of fiscal 2015, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis. Update 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Update 2015-02 is effective for the Company in the first quarter of fiscal 2017. Early application is permitted. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statement.

In the fourth quarter of fiscal 2015, the Company adopted the FASB ASU 2014-12 on stock-based compensation, Compensation – Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, which corresponds to the Company’s first quarter of fiscal 2017.  Earlier adoption is permitted. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statement.

In the second quarter of 2015, the Company adopted the FASB ASU No. 2014-17, Business Combinations: Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update were effective upon issuance. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes Not Yet Adopted

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 16, 2017, which corresponds to our first quarter of fiscal 2019. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted in interim and annual periods beginning on or after December 15, 2015, which corresponds to our first quarter of fiscal 2017. This standard is to be applied retrospectively and early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-03 on its consolidated financial statements.

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

Business combinations completed in fiscal 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions were the earn-out period payment probabilities and an appropriate discount rate. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement, which is not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements are valued at $26.7 million. Goodwill is valued at $5.8 million and the long-term deferred tax liability is valued at $9.1 million. The operating results of the acquired business are included in the Company’s consolidated results of operations from the date of acquisition. The contingent consideration liability is considered long-term and is included in long-term liabilities in the Company’s consolidated balance sheet. In the third quarter of fiscal 2015, the long-term deferred tax liability was revised to $8.9 million due to the Company finalizing the amount of the tax attributes acquired in the acquisition and goodwill was revised to $5.6 million. The goodwill arising from this acquisition is not deductible for tax purposes.

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

●

Inventories, net were valued on the basis of estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance on the selling effort. The inventory values were established separately for raw materials and supplies (including instruments and genotyping inventories), work-in-process, and finished goods.

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
$92,500

The acquisition was funded by additional borrowings of $50.0 million of Term B-2 Loans under the terms of the Amended and Restated Amendment No. 2 to the Senior Credit Facilities and an equity investment of $42.5 million from the Parent, including a $39.0 million investment by the Sponsor. The incremental funding was used to fund transaction costs of $4.2 million and to provide additional working capital of $2.1 million.

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

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of this collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and loaned $4.6 million bearing interest at a market rate to Sirona for development funding. The collaborative arrangement also includes the potential for future interest bearing loans from the Company of up to $6.7 million over a two year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangement, of which $3.1 million was payable to Sirona as an additional loan on May 31, 2015, and were paid on June 1, 2015.

Sirona is considered to be a variable interest entity (“VIE”). However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate the results of Sirona. The maximum loss exposure associated with the VIE is $12.0 million, which includes the outstanding loan to Sirona of $7.7 million and the amount paid for the warrant of $0.7 million, and any future potential loans to be made by Immucor. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of May 31, 2015.

4.	RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million.  In the fiscal 2015, 2014 and 2013 periods, approximately $3.7 million, $3.9 million, and $4.4 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and is included in general and administrative expenses in the consolidated statements of operations. At May 31, 2015 and 2014, the Company owed $0.7 million and $0.9 million, respectively, to the Sponsor for these fees and expenses.

5.	INVENTORIES, net

Typically inventories, net are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories, net consist of the following (in thousands):

	As of May 31
	2015	2014

Raw materials and supplies	$10,816	12,110
Work in process	9,197	9,146
Finished goods	21,834	27,895
	$41,847	49,151

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of May 31
	2015	2014

Income tax prepayments	$4,267	5,736
Prepaid expenses	3,942	5,677
Other receivables	2,952	1,169
Prepaid expenses and other current assets	$11,161	12,582

7.	PROPERTY AND EQUIPMENT, net

Property and equipment, net consists of the following (in thousands):

	As of May 31
	2015	2014

Land	$250	290
Buildings and improvements	2,494	2,966
Leasehold improvements	25,639	24,693
Capital work-in-progress	6,897	3,927
Furniture and fixtures	3,757	3,656
Machinery, equipment and instruments	94,021	88,057
	133,058	123,589
Less accumulated depreciation	(59,484)	(47,278)
Property and equipment, net	$73,574	76,311

Depreciation expense was $16.8 million, $18.3 million, and $21.0 million in fiscal 2015, 2014, and 2013, respectively. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

8.	GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2015 and 2014 were as follows (in thousands):

	Year Ended May 31
	2015	2014

ABalance at beginning of period	$851,563	1,003,463
Additions:
Acquisition of businesses	432	6,912
Foreign currency translation adjustment	(9,737)	1,188
Impairment loss	-	(160,000)
Balance at end of period	$842,258	851,563

The Company has six reporting units with goodwill as a result of prior acquisitions which it evaluates for impairment. The Company evaluates goodwill for impairment on an annual basis as of March 1st, and between annual tests if a triggering event or a change in circumstances indicates that a reporting unit’s goodwill might be impaired. An impairment loss on goodwill is recognized to the extent that a reporting unit’s carrying amount of goodwill exceeds the implied fair value of goodwill of such reporting unit, determined in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that based on an initial evaluation, if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with ASC 350, is to be recognized as an impairment loss.

The annual evaluation of goodwill for impairment utilizes financial projections of the following fiscal year and the five year strategic plan that is prepared during the Company’s fourth quarters and reflects Management’s continuing knowledge of the operations and the markets in which the reporting units operate. The Company estimated the fair value of each of its reporting units in a manner similar to the method used in a business combination. The Company utilized the income approach in the determination of fair value. Under the income approach, estimated fair value is based on the discounted cash flow method. The key assumptions that drive the estimated fair value of the reporting units under the income approach are level 3 inputs and include future cash flows from operations and the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs.

During fiscal 2015, the estimated fair value of each of our reporting units exceeded its carrying amount, therefore no further analysis was required. For each of the six reporting units that passed step one as of March 1, 2015, the percentage by which the estimated fair value exceeded the carrying amount of the reporting units ranged from 23% to 143%.

During fiscal 2014, the estimated fair value of five of the Company’s six reporting units exceeded its carrying amounts. For each of the five reporting units that passed step one as of March 1, 2014, the percentage by which the estimated fair value exceeded the carrying amount of the reporting units ranged from 45% to 123%. For one of the Company’s reporting units, the estimated fair value that reflects Management’s continuing knowledge of the operations and the markets in which the reporting unit operates did not exceed the carrying amount. Therefore, the Company completed step two of the impairment testing process to measure the amount of the impairment loss. The impairment loss on goodwill was determined to be $160.0 million and was recorded in the fourth quarter of fiscal year 2014. This impairment loss represented 18% of the carrying amount of goodwill for this reporting unit.

As of May 31, 2014 the Company had $160.0 million of accumulated impairment losses on goodwill which was unchanged as of May 31, 2015. There were no accumulated impairment losses for the Company’s goodwill as of May 31, 2013.

9.	OTHER INTANGIBLE ASSETS, net

Other intangible assets consist of the following (in thousands):

		As of May 31
		2015			2014
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$462,534	(86,052)	376,482	470,679	(63,989)	406,690
Existing technology / trade names	11	314,850	(99,565)	215,285	314,350	(71,246)	243,104
Corporate trade name	15	40,000	(10,088)	29,912	40,000	(7,421)	32,579
Below market leasehold interests	7	1,200	(557)	643	1,200	(449)	751
Other intangibles	4	428	(156)	272	399	(53)	346
Total amortizable assets		819,012	(196,418)	622,594	826,628	(143,158)	683,470

Other intangible assets not subject to amortization:
In-process research and development		27,700	-	27,700	9,400	-	9,400
Total non-amortizable assets		27,700	-	27,700	9,400	-	9,400

Other intangible assets, net		$846,712	(196,418)	650,294	836,028	(143,158)	692,870

In fiscal 2014, it was determined that an in-process research and development (“IPR&D”) project related to our transplant and molecular diagnostics business was no longer economically feasible. This project was therefore abandoned and fully written-off. As a result, a loss of $0.2 million was recorded in fiscal 2014, and included in impairment loss on the Company’s consolidated statement of operations.

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates. Amortization of other intangible assets amounted to $54.5 million in fiscal 2015, $53.0 million in fiscal 2014, and $50.8 million in fiscal 2013. The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2016	$54,565
2017	54,408
2018	54,294
2019	50,370
2020	49,262

10.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs, net for the fiscal 2015 and 2014 periods were as follows (in thousands):

	Year Ended May 31
	2015	2014

Balance at beginning of period	$33,116	39,449
Amortization	(6,717)	(6,333)
Balance at end of period	$26,399	33,116

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facility which uses the straight line method.

Debt issuance costs, loss on extinguishment of debt, and the Revolving Facility are further detailed in Note 13.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of May 31
	2015	2014

Salaries and wages	$13,981	11,410
Sales and other taxes payable	3,344	4,880
Other accruals	4,842	3,381
Royalties	1,226	1,572
Pricing discount to dealers	446	197
Professional fees and dealer commission	1,163	1,389
Medical claims liability	1,206	887
Accrued expenses and other current liabilities	$26,208	23,716

12.	DEFERRED REVENUE

The additions to and recognition of deferred revenue for the year ended May 31, 2015 and 2014 were as follows (in thousands):

	Year Ended May 31
	2015	2014

Balance at beginning of year	$2,899	2,413
Additions to deferred revenue from new contracts	9,388	8,658
Revenue recognized during the year	(9,293)	(8,246)
Foreign currency translation adjustment	(228)	74
Balance at end of year	2,766	2,899

Less current portion	(2,703)	(2,813)
Deferred revenue, net of current portion	$63	86

13.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of May 31
	2015	2014

Term Loan Facility, net of $7,381 and $9,435 debt discounts, respectively	$641,029	645,609
Notes, net of $3,291 and $3,862 debt discounts, respectively	396,709	396,138
Capital lease agreements	7	27
	1,037,745	1,041,774
Less current portion, net of discounts	(4,469)	(4,591)
Long-term debt, net of current portion	$1,033,276	1,037,183

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

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the Term Loan Facility was 5.00% as of May 31, 2015 and 2014. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.1% for fiscal 2015. At May 31, 2015, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

Indenture and the Senior Notes Due 2019

On August 19, 2011, the Company (as successor by merger to the Merger Sub), issued $400 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.7% for the year ended May 31, 2015. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

For the Year Ended May 31:
2016	$6,639
2017	6,632
2018	6,632
2019	628,514
2020	400,000
$1,048,417

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Year Ended May 31
	2015	2014	2013

Notes, including OID amortization	$45,071	45,008	44,951
Term loan facility, including OID amortization	35,078	35,298	38,780
Amortization of deferred financing costs	6,719	6,333	5,107
Interest rate swaps and other interest	913	1,024	1,033
Revolving facility fees and interest	726	507	855
Interest accreted on contingent consideration liability	914	134	104
Interest expense	$89,421	88,304	90,830

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	As of May 31
	2015	2014

Contingent consideration liability	$18,526	11,300
Unrecognized tax benefits	9,066	10,399
Severance indemnity for employees	1,223	1,384
Interest rate swap and other liabilities	252	712
Deferred leasehold improvement incentive	145	124
Other long-term liabilities	$29,212	23,919

15.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

In August 2011, the Company entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $320 million related to a portion of the Company’s floating rate indebtedness. The purpose of entering into these swaps was to eliminate all but small movements (due to possible differences in reset timing between the swap and the debt) in future debt interest payments and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company’s strategy is to use a pay fixed, receive floating swap to convert the current or any replacement floating rate credit facility where LIBOR is consistently applied into a USD fixed rate obligation. The only variable piece remaining is the difference in actual reset date when the swap and debt are not lined up. Consistent with the terms of the Original Term Loan Facility, these swaps included a LIBOR floor of 1.50%. These swap agreements, effective in August 2011, hedged a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year 2013 through 2016. As a result of entering into the swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness was fixed at a weighted average rate of 1.80% through September 28, 2012.

In August 2012, the Company amended the interest rate swap agreements noted above effective on September 28, 2012. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility, as amended. Consistent with the terms of the Company’s Term Loan Facility, these amended swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in September of each year through 2016. As a result of the amended swap agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness was fixed at 1.59% after September 28, 2012.

Prior to October 1, 2014, the Company had swap agreements that hedged $240.0 million of its floating rate interest commitments at a weighted average fixed LIBOR rate of 1.67%. Effective October 1, 2014 through September 30, 2015, the Company has swap agreements that hedge $155.0 million of the Company’s floating rate interest commitments at a weighted average fixed LIBOR rate of 1.77%. Effective October 1, 2015 through September 30, 2016, the Company will have swap agreements to hedge $70.0 million of the Company’s floating rate interest commitments at a fixed LIBOR rate of 1.91%.

As of May 31, 2015, the Company has interest rate swap agreements to hedge $155.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of May 31, 2015, approximately $0.6 million of the deferred net loss on derivative instruments accumulated in other comprehensive income or loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of May 31
	2015	2014

Interest rate swaps (included in other liabilities)	$(686)	(1,357)

The loss from accumulated other comprehensive income (loss) (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Year Ended May 31
Location of (loss) gain reclassified from AOCI into income	2015	2014

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(907)	(1,001)
Interest income (expense) (ineffective portion)	$(3)	(10)

16.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of May 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(686)	-	(686)
Contingent consideration liability	$-	-	(18,596)	(18,596)

	As of May 31, 2014
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(1,357)	-	(1,357)
Contingent consideration liability	$-	-	(11,300)	(11,300)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $18.4 million and $23.6 million of cash and cash equivalents as of May 31, 2015 and 2014, approximately 37% and 19% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $424.3 million and $653.3 million at May 31, 2015, respectively, based on recent trades of these debt instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $446.3 million and $656.7 million at May 31, 2014, respectively, based on the fair value of these debt instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of the end of fiscal 2015, the Company had $18.6 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions. The fair value of these contingent consideration liabilities was determined by applying a form of the income approach (a level 3 input), based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The key assumptions included in the calculations were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. As of May 31, 2015, $0.1 million of the contingent consideration liabilities was included in Accrued expenses and other current liabilities and $18.5 million was included in Other long-term liabilities on the Company’s consolidated balance sheet. As of May 31, 2014, the contingent consideration liabilities were included in Other long-term liabilities on the Company’s consolidated balance sheet.

As of the beginning of fiscal 2014, the Company had a contingent consideration liability of $4.5 million for an earn-out provision resulting from the LIFECODES acquisition completed in March 2013. Based upon information available during fiscal 2014, management determined that the likelihood of achieving the financial performance target was lower than previously estimated and therefore the fair value of this contingent consideration liability was reduced to zero during fiscal 2014. The adjustment to the estimated fair value amounts is reflected as a gain in the acquisition related items on the Company’s consolidated statements of operations in fiscal 2014.

These changes in the Company’s contingent consideration liabilities are summarized in the following table (in thousands):

	Year Ended May 31
	2015	2014
Balance at the beginning of the period	$(11,300)	(4,504)
Additions due to acquisitions	(6,469)	(11,300)
Change in fair value	-	4,638
Payments	87	-
Accretion of fair value	(914)	(134)
Balance at the end of the period	$(18,596)	(11,300)

17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income is included in the Consolidated Statement of Shareholders’ Equity. The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Year Ended May 31, 2015
Foreign exchange translation adjustment	$(30,276)	(3,564)	(26,712)
Changes in fair value of cash flow hedges	698	283	415
	$(29,578)	(3,281)	(26,297)

Year Ended May 31, 2014
Foreign exchange translation adjustment	$4,528	213	4,315
Changes in fair value of cash flow hedges	550	210	340
	$5,078	423	4,655

Year Ended May 31, 2013
Foreign exchange translation adjustment	$1,644	-	1,644
Changes in fair value of cash flow hedges	287	110	177
	$1,931	110	1,821

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of May 31
	2015	2014	2013

Cumulative foreign currency translation adjustment	$(39,139)	(12,427)	(16,742)
Change in fair value of cash flow hedges, net of tax	(425)	(840)	(1,180)
Accumulated other comprehensive loss	$(39,564)	(13,267)	(17,922)

18.	SHARE–BASED COMPENSATION

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

During fiscal 2014 and in the first quarter of fiscal 2015, stock option awards were measured based upon the achievement of the market condition since the Company believed that the achievement of the performance conditions were not probable. Effective on September 2, 2014, the Company amended its 2011 Equity Incentive Plan to (1) modify the financial targets for all unvested performance-based option grants, and (2) specify that the unvested options will vest on each of August 19, 2015 and August 19, 2016 if the financial targets are achieved or exceeded for the immediately preceding fiscal years, or will vest on the later date if the financial targets are not achieved for fiscal 2015 but are achieved for the combined fiscal 2015 and 2016 periods. As a result of this plan amendment, the Company believed that the achievement of the performance conditions was probable and therefore the stock-based compensation cost was revalued as of September 2, 2014 for all unvested performance-based option grants. During the fourth quarter of fiscal 2015, management reviewed the Company’s forecasted results and determined that the financial targets were no longer likely to be achieved for the combined fiscal 2015 and 2016 periods, and the stock-based compensation costs that were revalued as of September 2, 2014 were reversed.

Valuation method used and assumptions

The Company estimates the fair value of stock options and stock appreciation rights using a Monte Carlo simulation approach. Key assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity value, risk-free rates of return and dividend yields, if any. The Company estimated the fair value of options and stock appreciation rights at the grant date using the following weighted average assumptions:

	Year Ended May 31
	2015	2014	2013

Risk-free interest rate (1)	0.50%	0.42%	0.24%
Expected volatility (2)	35.00%	45.00%	50.00%
Expected life (years) (3)	2.0	3.5	4.7
Expected dividend yield (4)	None	None	None

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
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

Stock options

Service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a graded-vesting basis over the vesting periods. Activity for the service-based vesting options was as follows for the year ended May 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at May 31, 2014	141,279	$100.00
Granted	20,550	100.00
Exercised	-	-
Forfeited	(2,500)	100.00
Expired or cancelled	(1,000)	100.00
Service-based options outstanding at May 31, 2015	158,329	100.00	7.1	$-

Exercisable at May 31, 2015	80,717	$100.00	6.8	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2015, 2014, and 2013 were $13.75, $26.93, and $27.73, respectively.

As of May 31, 2015, there was $1.3 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Performance-based or market-based vesting conditions

The Company has granted awards that contain either performance-based or market-based conditions.  Compensation cost for the performance-based or market-based stock options is recognized based on either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Awards granted which vest upon either the satisfaction of the performance or market conditions were measured based upon the achievement of the market condition during fiscal 2015 since the Company believes that the achievement of the performance conditions are not probable. Activity for the performance-based or market-based options was as follows for the year ended May 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance or market-based options outstanding at May 31, 2014	136,279	$100.00
Granted	20,550	100.00
Exercised	-	-
Forfeited	(7,500)	100.00
Expired or cancelled	-	-
Performance or market-based options outstanding at May 31, 2015	149,329	100.00	7.1	$-

Exercisable at May 31, 2015	67,233	$100.00	6.9	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2015, 2014, and 2013 were $4.86, $16.79, and $20.59, respectively.

As of May 31, 2015, there was $0.4 million of total unrecognized compensation cost related to nonvested performance-based or market-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 0.9 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the fiscal year ended May 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2014	2,400	$86.93
Granted	1,600	81.47
Vested	(1,600)	84.68
Forfeited	-	-
Nonvested restricted stock units outstanding at May 31, 2015	2,400	$84.55

As of May 31, 2015, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.5 years.

Stock appreciation rights

The stock appreciation rights granted contain both a performance and a market condition and are cash settled so require liability classification.  The market condition is a defined return to investors and was incorporated into the grant date fair value calculation.  The performance condition is only met upon a liquidity event. As of May 31, 2015, management has determined that the satisfaction of that performance condition is not considered probable. Therefore, no expense or liability has been recognized.

The following is a summary of the changes in cash-settled stock appreciation rights for the fiscal year ended May 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2014	147,200	$16.79
Granted	52,150	1.98
Vested	-	-
Forfeited	(32,350)	1.98
Cancelled/Expired	-	-
Stock appreciation rights outstanding at May 31, 2015	167,000	$1.98

As of May 31, 2015, the fair value of the liability relating to cash settled stock appreciation rights was $0.3 million.

Shares available for future grants

As of May 31, 2015, a total of 33,073 shares were available for future grants under the 2011 Plan.

A summary of share-based compensation recorded in the statements of operations is as follows (in thousands):

	Year Ended May 31
	2015	2014	2013

Share-based compensation	$2,087	1,512	1,423
Tax benefit	(806)	(584)	(549)
Share-based compensation, net	$1,281	928	874

19.	INCOME TAXES

The Company is included in the consolidated income tax returns of Holdings. In accordance with GAAP, allocation of the consolidated income tax expense (benefit) is necessary when separate financial statements are prepared for affiliates. The Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer. As of May 31, 2015 and 2014, the Company had no amounts due to or from Holdings related to income taxes.

The following is a geographic breakdown of (loss) income before income taxes (in thousands):

	Year Ended May 31
	2015	2014	2013
Domestic operations	$(57,043)	(210,354)	(74,451)
Foreign operations	11,918	12,181	10,743
(Loss) before income taxes	$(45,125)	(198,173)	(63,708)

The provision (benefit) for income taxes is summarized as follows (in thousands):

	Year Ended May 31
	2015	2014	2013

Current:
Federal	$(642)	321	403
State and Local	740	914	69
Foreign	4,058	4,107	4,434
	4,156	5,342	4,906
Non-Current:
Federal	46	(298)	(899)
State and Local	(729)	-	-
	(683)	(298)	(899)
Deferred:
Federal	14,344	(19,030)	(26,319)
State and Local	(1,944)	(1,092)	(1,522)
Foreign	(273)	(838)	(732)
	12,127	(20,960)	(28,573)
Provision (benefit) for income taxes	$15,600	(15,916)	(24,566)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefit	5.9	0.8	3.7
Foreign taxes, including rate differential	1.6	(0.1)	(0.9)
Incremental U.S. benefit related to foreign dividends	(2.1)	0.4	0.8
Tax Credits	2.5	0.2	1.9
Permanent items	(1.5)	(0.3)	(1.3)
Change in election related to foreign tax credits	(69.4)	-	-
Unremitted Subsidiary earnings	(4.7)	-	-
Impairment of Goodwill	-	(28.3)	-
Acquistion-related items	-	0.8	-
Change in analysis of uncertain income tax positions	0.3	(0.1)	0.9
Valuation Allowance	(1.7)	(0.4)	(1.5)
Other	(0.5)	-	-
Effective tax rate	(34.6)%	8.0	38.6

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal 2015 primarily relates to the Company’s change in election related to the treatment of foreign tax credits (“FTCs”) and the change in the valuation allowance for its FTC carryovers. Excluding these items, the effective tax rate would have been 34.8%.

The effective tax rate for fiscal 2015 was significantly impacted by the Company’s decision during the third quarter of fiscal 2015 to change its election with regard to the treatment of its foreign tax credits. This decision is expected to generate a significant reduction in cash tax payments related to the fiscal 2014, fiscal 2015 and fiscal 2016 years as a result of the Company changing from the credit method to the deduction method for its FTCs in various tax periods. As a result, the Company elected the deduction method for FTCs for the fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 periods. The Company filed its fiscal 2014 income tax returns reflecting this change. The Company will amend its fiscal 2012 and fiscal 2013 income tax returns to reflect this change. The Company will not amend the income tax return for the period ended August 19, 2011. As a result of this change in election, the Company recognized a discrete charge of additional income tax expense of $23.7 million during the third quarter of fiscal 2015. In addition, the Company recorded a valuation allowance of $7.6 million during the same period related to uncertainties in the Company’s ability to utilize the FTC carryovers prior to their expiration. These items have been combined in the Company’s reconciliation of the effective tax rate.

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

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) net operating losses and tax credit carry-forwards. In accounting for the LIFECODES acquisition, the Company recorded deferred tax liabilities of approximately $12.7 million associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with reserves and state tax credit carry-forwards. In accounting for the Organ-i acquisition, the Company recorded deferred tax liabilities of approximately $10.2 million primarily associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating loss carry-forwards. In accounting for the Sentilus acquisition, the Company recorded deferred tax liabilities of approximately $7.1 million primarily associated with acquired intangible assets that have no income tax basis.

The significant items comprising the Company’s net deferred tax liabilities as of May 31, 2015 and 2014 are as follows (in thousands):

	Year Ended May 31
	2015	2014
Deferred tax liabilities:
Intangibles	$(244,319)	(260,981)
Unremitted Subsidiary earnings	(10,375)	-
Interest expense	(8,704)	(11,291)
Property and equipment	(3,157)	(2,224)
Prepaids and other	(744)	(492)
Transfer pricing	(342)	(238)
Deferred tax assets:
Net operating loss carry-forwards	18,508	6,793
Tax credit carry-forwards	15,352	32,632
Capitalized research	5,431	15,122
Compensation expense	5,186	3,543
Inventory	1,939	3,351
Reserves not currently deductible	1,726	1,110
Other	1,062	1,526
	(218,437)	(211,149)
Valuation Allowance	(12,177)	(3,962)
Net deferred tax liabilities	$(230,614)	(215,111)

In addition to the specific line items on the consolidated balance sheets at May 31, 2015 the Company included $19 thousand of long-term deferred tax assets in Other Assets, long-term and $77 thousand of short-term deferred tax liabilities in Accrued expenses and other current liabilities.

As of May 31, 2015 and 2014, net deferred tax liabilities located in countries outside the U.S. were $10.6 million and $10.7 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s largest foreign tax jurisdictions are Canada, Germany and Italy. The Company’s tax returns for substantially all fiscal years beginning after May 31, 2009 remain subject to examination by various tax authorities. The Company’s U.S. Federal income tax return for fiscal 2011 is currently under examination. Although the outcome of tax examinations is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, if any, have been provided for any adjustments that are expected to result from the Company’s tax positions.

As of May 31, 2015, $41.8 million of Federal net operating loss (“NOL”) carry-forwards were available to reduce future U.S. Federal taxable income. These net operating loss carry-forwards begin to expire in fiscal 2025. The Company has $7.6 million of FTC carry-forwards which expire in fiscal 2021. The Company has $5.3 million of Federal research and development credits which expire between fiscal 2019 and fiscal 2035 and Federal alternative minimum tax credit carryovers of $0.5 million with no expiration period. Certain portions of the Federal net operating loss and certain tax credit carry-forwards are subject to annual limitations on their usage resulting from the BioArray acquisition in fiscal 2009 and the Organ-i acquisition in fiscal 2014.

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

The Company does not consider itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. During fiscal 2015 and 2014, the Company recorded a deferred tax liability associated with unremitted foreign earnings of certain subsidiaries. The amount of the deferred tax liability significantly increased as a result of the change in estimate for FTCs during fiscal 2015. At May 31, 2013, the Company’s unremitted foreign earnings resulted in a net deferred tax asset. Accordingly, the Company did not provide for any deferred income taxes related to unremitted foreign earnings during fiscal 2013. The Company considers its equity investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on such amounts.

The Company has NOL carry-forwards of $2.7 million in Belgium and $0.5 million in France. The NOL carry-forwards for Belgium and France do not expire. The Company has recorded a full valuation allowance related to the Belgium NOLs due to uncertainties regarding the realization of this deferred tax asset.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s valuation allowances are primarily related to deferred tax assets generated from certain foreign net operating losses, state net operating losses and tax credit carry-forwards. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carry-forward period to allow us to realize these deferred tax benefits. If the Company were to identify tax planning strategies that become available in the future to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets.

An analysis of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended May 31
	2015	2014
Balance, beginning of period	$3,962	3,234
Additions	8,381	1,111
Reductions	(17)	(367)
Other	(149)	(16)
Balance, end of period	$12,177	3,962

The following is a tabular reconciliation of the total tax liability for unrecognized tax benefits for the years ended May 31, 2015 and 2014 (in thousands):

	Year Ended May 31
	2015	2014

Balance, beginning of period	$12,863	12,729
Gross increases(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	(337)	(35)
Gross increases in unrecognized tax benefits as a result of tax positions taken during current period	1,180	788
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations expiring	(1,239)	(619)
Balance, end of period	$12,467	12,863

The Company does not anticipate that within the next twelve months the total amount of unrecognized tax benefits will significantly increase or decrease. The total balance of unrecognized tax benefits at May 31, 2015 is $13.8 million, including accrued interest. Of this amount, the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $13.5 million.

Approximately $9.1 million of the unrecognized tax benefit is reflected as a non-current liability as it is unlikely to require payment during the twelve-month period ending May 31, 2016. The remaining $4.7 million is included in non-current deferred tax liabilities. At May 31, 2014, the liability for unrecognized tax benefits, including accrued interest, of $10.4 million was included as a non-current liability and $4.1 million was included in non-current deferred tax liabilities.

As of May 31, 2015 and 2014, the Company had recorded accrued interest related to the unrecognized tax benefits of $1.4 million and $1.6 million, respectively. During fiscal 2015, 2014, and 2013, the Company recognized an income tax (benefit) expense of ($0.3) million, $0.3 million, and $0.1 million, respectively, due to changes in the reserves for interest. The Company has not accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

At May 31, 2015 and 2014, other assets in the consolidated balance sheets include $6.1 million and $6.7 million, respectively, of competent authority offsets related to transfer pricing. Competent authority offsets represent anticipated refunds from bilateral agreements between the taxing authorities of two countries which eliminates double taxation by treaty. For Immucor, this competent authority offset represents anticipated refunds by taxing authorities that will offset potential uncertain tax positions related to transfer pricing.

20.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following segment data is presented for the years ended May 31, 2015, 2014, and 2013 as follows (in thousands):

	Year Ended May 31
	2015	2014	2013
Net sales by product group:
Transfusion	$326,850	330,547	330,931
Transplant & Molecular	62,450	57,509	16,857
Total	$389,300	388,056	347,788

Following is a summary of enterprise-wide information (in thousands):

	Year Ended May 31
	2015	2014	2013
Net sales to customers by geography are as follows:
United States	$238,639	239,204	229,944
Europe (A)	77,820	79,219	63,643
Canada	19,260	19,127	19,985
Other	53,581	50,506	34,216
Total	$389,300	388,056	347,788

Net sales are attributed to individual countries based on the customer's country of origin at the time of the sale and where the Company has an operating entity.

	As of May 31
	2015	2014
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$52,764	54,066
Europe (B)	14,542	15,725
Canada	4,029	4,517
Other (C)	2,239	2,003
Total	$73,574	76,311

	As of May 31
	2015	2014
Concentration of net assets by geography:
United States	$241,522	299,948
Europe	100,071	123,095
Canada	30,274	32,802
Other (C)	11,814	12,771
Total	$383,681	468,616

(A) - Net sales to any individual country within Europe were not material to the Company's consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C ) - Primarily Japan and India

Sales to an individual customer did not exceed more than 10% of our annual net sales during any of the years ended May 31, 2015, 2014, or 2013.

21.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions, which vest immediately. The Company matched contributions to the plan of $2.1 million during fiscal 2015, $1.9 million during fiscal 2014, and $1.6 million during 2013 fiscal periods.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. The Company’s matching contributions to the plan were $0.1 million for fiscal 2015, $0.1 million for fiscal 2014, and $0.1 million for fiscal 2013 periods.

22.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2015
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,080	(263)	11,546	-	18,363
Accounts receivable, net	30,442	6,014	31,218	-	67,674
Intercompany receivable	68,815	24,201	8,861	(101,877)	-
Inventories, net	18,361	13,706	11,830	(2,050)	41,847
Deferred income tax assets, current portion	2,512	2,253	375	791	5,931
Prepaid expenses and other current assets	5,178	426	5,557	-	11,161

Total current assets	132,388	46,337	69,387	(103,136)	144,976

PROPERTY AND EQUIPMENT, net	38,915	13,849	20,810	-	73,574
INVESTMENT IN SUBSIDIARIES	220,412	5,021	3,019	(228,452)	-
GOODWILL	744,149	47,640	50,469	-	842,258
OTHER INTANGIBLE ASSETS, net	557,133	59,164	33,997	-	650,294
DEFERRED FINANCING COSTS, net	26,399	-	-	-	26,399
OTHER ASSETS	14,533	310	342	-	15,185
Total assets	$1,733,929	172,321	178,024	(331,588)	1,752,686

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,297	2,604	4,965	-	13,866
Intercompany payable	2,389	91,547	7,941	(101,877)	-
Accrued interest and interest swap liability	19,288	-	-	-	19,288
Accrued expenses and other current liabilities	13,758	5,131	7,319	-	26,208
Income taxes payable	30,061	(30,074)	3,509	-	3,496
Deferred revenue, current portion	1,498	7	1,198	-	2,703
Current portion of long-term debt, net of debt discounts	4,462	7	-	-	4,469
Total current liabilities	77,753	69,222	24,932	(101,877)	70,030

LONG-TERM DEBT, net of debt discounts	1,033,276	-	-	-	1,033,276
DEFERRED INCOME TAX LIABILITIES	223,232	3,639	9,616	-	236,487
OTHER LONG-TERM LIABILITIES	15,987	11,908	1,317	-	29,212
Total liabilities	1,350,248	84,769	35,865	(101,877)	1,369,005
SHAREHOLDERS' EQUITY:
Total shareholders' equity	383,681	87,552	142,159	(229,711)	383,681
Total liabilities and shareholders' equity	$1,733,929	172,321	178,024	(331,588)	1,752,686

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2014
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,863	(409)	19,167	-	23,621
Accounts receivable, net	29,558	5,137	34,934	-	69,629
Intercompany receivable	57,167	15,058	6,548	(78,773)	-
Inventories, net	20,733	17,358	13,184	(2,124)	49,151
Deferred income tax assets, current portion	4,160	2,807	464	820	8,251
Prepaid expenses and other current assets	6,228	470	5,884	-	12,582

Total current assets	122,709	40,421	80,181	(80,077)	163,234

PROPERTY AND EQUIPMENT, net	37,963	16,103	22,245	-	76,311
INVESTMENT IN SUBSIDIARIES	259,567	5,021	3,114	(267,702)	-
GOODWILL	743,512	47,877	60,174	-	851,563
OTHER INTANGIBLE ASSETS, net	586,243	63,474	43,153	-	692,870
DEFERRED FINANCING COSTS, net	33,116	-	-	-	33,116
OTHER ASSETS	6,721	260	339	-	7,320
Total assets	$1,789,831	173,156	209,206	(347,779)	1,824,414

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,805	5,945	2,915	-	15,665
Intercompany payable	99	69,999	8,675	(78,773)	-
Accrued interest and interest swap liability	19,605	-	-	-	19,605
Accrued expenses and other current liabilities	8,681	4,950	10,085	-	23,716
Income taxes payable	30,785	(29,698)	3,840	-	4,927
Deferred revenue, current portion	1,269	12	1,532	-	2,813
Current portion of long-term debt, net of debt discounts	4,580	11	-	-	4,591
Total current liabilities	71,824	51,219	27,047	(78,773)	71,317

LONG-TERM DEBT, net of debt discounts	1,037,168	15	-	-	1,037,183
DEFERRED REVENUE	14	-	72	-	86
DEFERRED INCOME TAX LIABILITIES	201,184	10,157	12,038	-	223,379
OTHER LONG-TERM LIABILITIES	11,025	11,425	1,383	-	23,833
Total liabilities	1,321,215	72,816	40,540	(78,773)	1,355,798
SHAREHOLDERS' EQUITY:
Total shareholders' equity	468,616	100,340	168,666	(269,006)	468,616
Total liabilities and shareholders' equity	$1,789,831	173,156	209,206	(347,779)	1,824,414

Statements of Operations Year to Date

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended May 31, 2015
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$250,714	56,844	153,768	(72,026)	389,300
COST OF SALES (exclusive of amortization shown separately below)	80,606	37,470	97,609	(72,026)	143,659
GROSS MARGIN	170,108	19,374	56,159	-	245,641

OPERATING EXPENSES:
Research and development	11,633	16,331	827	-	28,791
Selling and marketing	24,878	10,133	22,822	-	57,833
Distribution	10,814	1,612	7,596	-	20,022
General and administrative	27,438	4,520	9,233	-	41,191
Amortization expense	47,887	4,309	2,335	-	54,531
Total operating expenses	122,650	36,905	42,813	-	202,368

INCOME (LOSS) FROM OPERATIONS	47,458	(17,531)	13,346	-	43,273

NON-OPERATING (EXPENSE) INCOME:
Interest income	64	-	192	(111)	145
Interest expense	(88,957)	(507)	(68)	111	(89,421)
Other, net	3,000	(552)	(1,570)	-	878
Total non-operating net expense	(85,893)	(1,059)	(1,446)	-	(88,398)

(LOSS) INCOME BEFORE INCOME TAXES	(38,435)	(18,590)	11,900	-	(45,125)
PROVISION (BENEFIT) FOR INCOME TAXES	17,631	(5,806)	3,775	-	15,600
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(56,066)	(12,784)	8,125	-	(60,725)
Net (loss) income of consolidated subsidiaries	(4,659)	-	-	4,659	-
NET (LOSS) INCOME	$(60,725)	(12,784)	8,125	4,659	(60,725)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended May 31, 2014
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$251,079	55,457	149,725	(68,205)	388,056
COST OF SALES (exclusive of amortization shown separately below)	82,485	32,936	92,418	(68,205)	139,634
GROSS MARGIN	168,594	22,521	57,307	-	248,422

OPERATING EXPENSES:
Research and development	13,514	15,180	376	-	29,070
Selling and marketing	24,701	9,188	25,168	-	59,057
Distribution	11,199	1,484	7,482	-	20,165
General and administrative	25,412	7,362	8,829	-	41,603
Amortization expense	47,883	2,700	2,382	-	52,965
Acquisition-related items	(4,638)	-	-	-	(4,638)
Impairment loss	160,000	150	-	-	160,150
Total operating expenses	278,071	36,064	44,237	-	358,372

(LOSS) INCOME FROM OPERATIONS	(109,477)	(13,543)	13,070	-	(109,950)

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	8	84	(56)	36
Interest expense	(88,314)	-	(46)	56	(88,304)
Other, net	819	153	(927)	-	45
Total non-operating net (expense) income	(87,495)	161	(889)	-	(88,223)

(LOSS) INCOME BEFORE INCOME TAXES	(196,972)	(13,382)	12,181	-	(198,173)
(BENEFIT) PROVISION FOR INCOME TAXES	(14,381)	(5,060)	3,525	-	(15,916)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(182,591)	(8,322)	8,656	-	(182,257)
Net income (loss) of consolidated subsidiaries	334	-	-	(334)	-
NET (LOSS) INCOME	$(182,257)	(8,322)	8,656	(334)	(182,257)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended May 31, 2013
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$256,676	15,835	124,465	(49,188)	347,788
COST OF SALES (exclusive of amortization shown separately below)	84,320	11,056	73,839	(49,188)	120,027
GROSS MARGIN	172,356	4,779	50,626	-	227,761

OPERATING EXPENSES:
Research and development	13,428	7,850	35	-	21,313
Selling and marketing	25,611	3,632	20,886	-	50,129
Distribution	11,599	421	6,698	-	18,718
General and administrative	26,143	6,673	9,985	-	42,801
Amortization expense	47,820	663	2,282	-	50,765
Acquisition-related items	2,616	-	-	-	2,616
Impairment loss	3,500	-	-	-	3,500
Loss on disposition of fixed assets	1,175	-	-	-	1,175
Total operating expenses	131,892	19,239	39,886	-	191,017

INCOME (LOSS) FROM OPERATIONS	40,464	(14,460)	10,740	-	36,744

NON-OPERATING (EXPENSE) INCOME:
Interest income	-	-	97	(69)	28
Interest expense	(90,875)	(2)	(22)	69	(90,830)
Loss on extinguishment of debt	(9,111)	-	-	-	(9,111)
Other, net	(1,043)	(84)	588	-	(539)
Total non-operating net (expense) income	(101,029)	(86)	663	-	(100,452)

(LOSS) INCOME BEFORE INCOME TAXES	(60,565)	(14,546)	11,403	-	(63,708)
(BENEFIT) PROVISION FOR INCOME TAXES	(23,783)	(4,773)	3,990	-	(24,566)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(36,782)	(9,773)	7,413	-	(39,142)
Net (Loss) Income of consolidated subsidiaries	(2,360)	-	-	2,360	-
NET (LOSS) INCOME	$(39,142)	(9,773)	7,413	2,360	(39,142)

Statements of Cash Flows

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended May 31, 2015
(in thousands)

	Successor
	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$20,299	2,814	4,548	(2,071)	25,590
Net cash used in investing activities	(11,487)	(2,648)	(8,954)	-	(23,089)
Net cash (used in) provided by financing activities	(6,633)	(20)	(556)	556	(6,653)
Effect of exchange rate changes on cash and cash equivalents	38	-	(2,659)	1,515	(1,106)
Increase (decrease) in cash and cash equivalents	2,217	146	(7,621)	-	(5,258)
Cash and cash equivalents at beginning of period	4,863	(409)	19,167	-	23,621
Cash and cash equivalents at end of period	$7,080	(263)	11,546	-	18,363

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended May 31, 2014
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$15,530	(1,540)	12,221	(610)	25,601
Net cash provided by (used in) investing activities	1,209	(14,972)	(11,233)	(197)	(25,193)
Net cash (used in) provided by financing activities	(6,633)	(40)	(786)	785	(6,674)
Effect of exchange rate changes on cash and cash equivalents	(179)	-	656	22	499
(Increase) decrease in cash and cash equivalents	9,927	(16,552)	858	-	(5,767)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$16,898	(12,445)	19,168	-	23,621

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended May 31, 2013
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$4,690	6,423	13,534	(113)	24,534
Net cash used in investing activities	(86,490)	(2,164)	(5,747)	-	(94,401)
Net cash provided by (used in) financing activities	80,840	(8)	-	-	80,832
Effect of exchange rate changes on cash and cash equivalents	(162)	-	(106)	113	(155)
(Decrease) increase in cash and cash equivalents	(1,122)	4,251	7,681	-	10,810
Cash and cash equivalents at beginning of period	8,093	(144)	10,629	-	18,578
Cash and cash equivalents at end of period	$6,971	4,107	18,310	-	29,388

23.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the U.S., the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal 2026 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the U.S., the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal 2020. The total leasing expense for the Company was $5.5 million in fiscal 2015, $5.5 million in fiscal 2014, and $5.8 million in fiscal 2013 periods.

The following is a schedule of the approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2015 (in thousands):

Year Ended May 31:
2016	$5,916
2017	4,588
2018	3,571
2019	3,100
2020	2,405
Thereafter	10,722
$30,302

Purchase Commitments

Purchase commitments made in the normal course of business were $45.3 million as of May 31, 2015. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of May 31, 2015 (in thousands):

Year Ended May 31:
2016	$16,611
2017	13,901
2018	3,883
2019	4,083
2020	4,283
Thereafter	2,567
$45,328

Legal Proceedings

The Company and its subsidiary BioArray are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company believes the claims are without merit and that it has meritorious defenses. The Company believes that liability is unlikely and that the amount of any liability is not now reasonably estimable, but that any potential liability would not be material to the Company’s operations or to its financial condition.

From time to time, the Company is party to certain legal proceedings in the ordinary course of business.  However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Self-Insurance Costs

In fiscal 2014, the Company entered into a program to self-insure its costs related to U.S. medical employee benefits. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The liabilities for medical claims are accounted for on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim and on an aggregate basis. The Company is insured for covered costs in excess of these per claim limits. As of May 31, 2015 and May 31, 2014, the self-insured liability was approximately $1.2 million and $0.9 million, respectively, and was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

Royalty Payments

The Company is required to pay royalty payments on the sales of specific products. These royalty payments are based on the net selling price of the specific products and are mainly calculated at fixed percentages. On certain products, a minimum annual royalty fee is applicable. In total, the Company incurred costs of $4.6 million, $4.2 million and $1.6 million related to royalty fees in fiscal years 2015, 2014 and 2013, respectively. As of May 31, 2015, the Company had a minimum royalty payment obligation of approximately $14.7 million. The following is a schedule of the approximate future payments for royalty payment commitments as of May 31, 2015 (in thousands):

Year Ended May 31:
2016	$2,553
2017	2,574
2018	2,625
2019	2,637
2020	2,708
Thereafter	1,620
$14,717

24.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data included in the tables below are in thousands:

			Income
Fiscal Year	Net	Gross	from	Net
Ended	Sales	Margin	Operations	Loss

May 31, 2015
First Quarter	$102,441	65,614	13,874	(5,479)
Second Quarter	96,277	60,504	8,351	(9,077)
Third Quarter	95,605	61,634	12,878	(39,440)
Fourth Quarter	94,977	57,889	8,170	(6,729)
	$389,300	245,641	43,273	(60,725)

			Income (loss)
Fiscal Year	Net	Gross	from	Net
Ended	Sales	Margin	Operations	Loss

May 31, 2014
First Quarter	$96,044	59,993	9,990	(7,760)
Second Quarter	100,203	65,521	20,030	(787)
Third Quarter	90,979	58,620	8,834	(7,355)
Fourth Quarter	100,830	64,288	(148,804)	(166,355)
	$388,056	248,422	(109,950)	(182,257)

25.	SUBSEQUENT EVENTS

The IVD Holdings Inc. 2011 Equity Incentive Plan was modified in August 2015 to increase the shares available for future grants by 259,247 shares. These shares were then granted to Mr. Jeffrey Binder in accordance with his employment agreement with the Company.

Item 8. — Financial Statements and Supplementary Data

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended May 31, 2015, 2014, and 2013

(in thousands)

	Beginning Balance	Additions to Expense	Deductions (1)	Other (2)	Ending Balance

2015
Allowance for doubtful accounts	$898	970	(199)		1,669
Deferred income tax valuation allowance	3,962	8,381	(166)		12,177

2014
Allowance for doubtful accounts	815	268	(1,934)	1,749	898
Deferred income tax valuation allowance	3,234	1,111	(383)		3,962

2013
Allowance for doubtful accounts	612	180	23		815
Deferred income tax valuation allowance	1,888	984	362		3,234

(1)

Includes deductions, allowances written-off during the period less recoveries of accounts previously written-off, as well as the effect of changes in foreign exchange rates and changes in estimates. In 2013, the $362,000 of deferred income tax valuation allowance represents the beginning balance acquired in the LIFECODES acquisition.

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

Item 9A. — Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of May 31, 2015, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2015. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 using the criteria described in “Internal Control—2013 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2015. Immucor’s management has concluded that, as of May 31, 2015, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Item 9B. — Other Information.

Not applicable.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance.

Board of Directors

The board of directors of IVD Holdings Inc. (“Holdings”), the indirect parent of the Company, manages the affairs of the Company. All references to the “Board of Directors” refer to the board of directors of Holdings. Set forth below are the names, ages and biographical information of the current directors of Holdings. Jeffrey Binder, Jeffrey Rhodes, and Todd Sisitsky are also directors of the Company.

Name of Director	Age	Position and Biographical information
Jeffrey K. Rhodes	40

Mr. Rhodes has been a director of Holdings and the Company since August 2011. Mr. Rhodes was a Principal at the Sponsor beginning 2005 and became a Partner in 2014. He serves on the board of directors of EnvisionRX, Par Pharmaceutical Companies, IMS Health and Surgical Care Affiliates. We believe Mr. Rhodes is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

Todd B. Sisitsky	43

Mr. Sisitsky has been a director of Holdings and the Company since August 2011. Mr. Sisitsky has been a Partner of the Sponsor since 2007 and was an Investor at the Sponsor from 2003 to 2007. Mr. Sisitsky serves on the board of directors of Healthscope, IASIS Healthcare Corp., Surgical Care Affiliates, IMS Health, Aptalis Pharma and Par Pharmaceuticals. Mr. Sisitsky also serves on the board of directors of the Campaign for Tobacco Free Kids and on the Dartmouth Medical School Board of Overseers. We believe Mr. Sisitsky is qualified to serve on our Board of Directors because of his financial expertise as well as his experience as a director of other privately held companies in the healthcare industry.

Jeffrey R. Binder	52

Mr. Binder has been a director of Holdings and the Company since June 2015. Mr. Binder joined the Company from Biomet, Inc. where he served as President and Chief Executive Officer from February 2007 to June 2015. Prior to that role, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. We believe Mr. Binder is qualified to serve on our Board of Directors because of his extensive experience, executive leadership and management experience in other companies in the healthcare industry.

William A. Hawkins	61

Mr. Hawkins is Lead Director of Holdings, and has been a director since October 2011. Mr. Hawkins served as the Company’s President and Chief Executive Officer from October 2011 to June 2015. From 2002 to June 2011, Mr. Hawkins served in a variety of executive capacities, including Chairman and CEO, at Medtronic, Inc. Mr. Hawkins serves on the board of KeraNetics, Thoratec and AdvaMedDx. Mr. Hawkins also serves on the Duke University Board of Trustees and the board of the Duke University Health System. We believe Mr. Hawkins is qualified to serve on our Board of Directors because of his extensive experience, executive leadership and management experience in other companies in the healthcare industry.

Scott Garrett	65

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

David A. Kessler, M.D.	64

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

Sean Murphy	62

Mr. Murphy, a director of Holdings since January 2012, serves as a senior advisor to Evercore Partner, a New York based investment bank. Mr. Murphy served in a variety of executive capacities, including Vice President of Strategy and Business Development at Abbott from 1979 to 2010. Mr. Murphy serves on the board of directors for Brandon Point Industries, Malin Life Science, Melinta Pharma, Novan Therapeutics, and Altan Pharma. We believe Mr. Murphy is qualified to serve on our Board of Directors because of his extensive healthcare experience and because of his background in finance and accounting.

Sharad Mansukani	46

Dr. Mansukani, a Director of Holdings since January 2012, serves as a senior advisor of the Sponsor. He was appointed to the Medicare’s Program Advisory and Oversight Committee, a committee established by Congress. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005. Dr. Mansukani serves on the board of directors of Envision RX, IASIS Healthcare, Surgical Care Affiliates, Health Spring Inc., Children’s Hospital of Philadelphia, and IMS Health. He is also a strategic advisor to the board of directors at Cigna. We believe Dr. Mansukani is qualified to serve on our Board of Directors because of his medical expertise and leadership experience.

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

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
Jeffrey R. Binder	52	Mr. Binder has served as President and Chief Executive Officer since June 2015. Please see biography above under “Board of Directors.”	2015
Dominique Petitgenet	53	Mr. Petitgenet has served as Chief Financial Officer and Vice President and of the Company since February 2012. In May 2014, Mr. Petitgenet’s role was expanded to include oversight of the international operations for the Company’s Transfusion Diagnostics business as well as the finance function for the Company. From 2008 to 2012, Mr. Petitgenet was the Chief Financial Officer of Merial, Inc. Mr. Petitgenet was the Executive Director of Planning & Financial Evaluations at Merial, Inc. from 2005 to 2008.	2012

Section 16(a) Beneficial Ownership Reporting Compliance

None.

Item 11. — Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2015 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.” The compensation committee of the Board of Directors (the “Committee”) is primarily responsible for overseeing and designing our executive compensation program.

The Named Executive Officers for fiscal 2015 were:

●	William Hawkins, Former President and Chief Executive Officer from October 2011 to June 2015;

●	Dominique Petitgenet, Vice President and Chief Financial Officer from March 2012 to the present;

Jeffrey Binder replaced Mr. Hawkins as our Chief Executive Officer effective June 29, 2015, which was after the close of our 2015 fiscal year.

Overview

The Committee has responsibility over matters relating to compensation of executives, including cash incentive and other compensation and benefit arrangements, including reviewing the performance of management in achieving the Company’s goals and objectives and for setting the annual compensation of the Company’s executive officers. The Committee also has responsibility over the administration of the IVD Holdings Inc. 2011 Equity Incentive Plan (the “2011 Plan”).

Cash bonuses paid to executive officers for fiscal year 2015 were conditioned on the achievement of certain revenue and Adjusted EBITDA targets and Company objectives and on meeting individual goals.  Long-term equity incentives are awarded to executive officers when they are hired, but are not generally awarded on an annual or other periodic basis.

No independent executive compensation consultants advised the Committee on fiscal year 2015 compensation matters. The Committee has sought input from management, but no executive officer has participated directly in any Committee meetings relating to his or her compensation.

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

Elements of Compensation for Fiscal 2015

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal 2015.

Each of our Named Executive Officers has an employment contract or offer letter that provided for a minimum base salary and a target annual bonus while he remained employed by us and the agreement was in effect. The terms of those agreements were negotiated with each of the Named Executive Officers at the time he joined the Company. In negotiating those agreements, the Committee relied on the experience of its members in setting compensation in other business settings to determine the level of compensation for the Named Executive Officer.

Base Salary

The base salary paid to Mr. Hawkins for fiscal 2015 was governed by the terms of his employment agreement with us. The base salary paid to Mr. Petitgenet was governed by the terms of the Offer Letter between Mr. Petitgenet and the Company dated February 12, 2012.   These agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise. The Committee reviews base salaries of our executive officers annually.

The table below shows the base salary for each Named Executive Officer for fiscal 2015.

William Hawkins	Former President and Chief Executive Officer	$800,000
Dominique Petitgenet	Vice President, Chief Financial Officer	$440,000 (1)

(1)	Mr. Petitgenet’s salary was increased to $440,000 from $400,000 in January 2015.

Annual Cash Incentives --- Annual Bonus Plan

The purpose of our annual cash bonus plan is to motivate and reward executives for achieving our shorter-term financial goals and strategic goals, and to provide competitive total compensation opportunities.  Each executive’s annual bonus opportunity has been designed by the Committee based on knowledge of, and experience with, compensation levels for other executives at other broadly similar companies, including other portfolio companies of the Sponsor.

Mr. Petitgenet was granted 7,500 stock options in fiscal 2015.

In 2015, Mr. Hawkins and Mr. Petitgenet continued to vest in options that were granted to them in prior years. In addition, their outstanding performance-based options (along with all other outstanding options) were adjusted and partially accelerated on September 2, 2014. The Committee determined that, based on its experience, this adjustment was appropriate to realign the performance goals in a manner that made them challenging, yet achievable, and that partial acceleration of vesting was appropriate as recognition for the achievement of certain operational goals by the Company.

The Committee first approved the Annual Bonus Plan in August 2013.  Under the terms of the Annual Bonus Plan, the Committee may establish performance goals and award opportunities at its discretion. For fiscal 2015, the Committee determined that the Company’s executive officers were eligible for bonuses based on four components:

●	Revenue Component (30%): actual revenue compared to fiscal 2015 target net revenue;
●	Adjusted EBITDA Component (40%): actual Adjusted EBITDA compared to fiscal 2015 target Adjusted EBITDA;
●	Corporate Goals Component (10%): the achievement of corporate goals established by the Compensation Committee for fiscal 2015; and
●	Individual Component (20%): individual goals to support key corporate objectives.

The Committee retains the ability to provide for bonuses for outstanding individual performance even when targeted metrics for overall Company performance are not achieved. Annual bonuses can increase if we exceed targeted revenue, Adjusted EBITDA and corporate or individual goals.

The table below shows the performance factors that could be applied depending on the extent to which each of the components listed above are achieved. Executive officers can earn bonus awards on a prorated basis for levels of achievement in between the performance factors listed below.  No annual bonuses are paid with respect to a particular bonus component if achievement of that bonus component is less than 50% of target.

	Below Minimum	Minimum	Slightly Below Target	Target	Maximum
Performance Factor	0%	50%	90%	100%	200%

 The target bonus for each Named Executive Officer’s is equal to a percentange of his base compensation as follows:

William Hawkins	100%
Dominique Petitgenet	50%

For fiscal 2015, Target Revenue was $407.8 million and Target Adjusted EBITDA was $146.6 million. Our actual revenue for fiscal 2015 was $389.3 million and actual Adjusted EBITDA was $135.6 million. Therefore, we achieved 91% of our revenue target and 53% of our Adjusted EBITDA target. We achieved approximately 53.2% of the corporate goals component. Mr. Hawkins and Mr. Petitgenet each achieved 100% of their individual goals component. Weighing the components as described above, we achieved 73.2% of the bonus targets. Messrs. Hawkins and Petitgenet will receive the bonuses listed below under the Annual Bonus Plan.

William Hawkins	$ 585,600
Dominique Petitgenet	$ 161,040

Stock-Based Long-Term Incentives --- 2011 Equity Incentive Plan

Our Named Executive Officers’ compensation is heavily weighted in long-term equity because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to our Sponsors.

On December 12, 2011 Holdings adopted the 2011 Plan pursuant to which shares of the stock of Holdings were reserved for issuance to senior management of the Company, the non-employee directors of Holdings and other consultants or advisors to the Company. Consistent with the Board’s view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates, each of the Named Executive Officers were awarded stock options when they joined the Company. The number of options awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis, but the Committee has discretion to grant awards at any time. The grant date fair value of these options is shown in the Grants of Plan-Based Awards table below.

Benefits and Perquisites

Our executives receive benefits consistent with our general employee population. Both of our Named Executive Officers receive certain perquisites and personal benefits in connection with their employment with us, which are described below in note 3 to the Summary Compensation Table for 2015. We believe the value of these perquisites and personal benefits are reasonable relative to their value to our Named Executive Officers.

Compensation Committee Interlocks and Insider Participation

The members of the Committee who served during fiscal year 2015 are Messrs. Sisitsky, Murphy, Garrett and Hawkins. Other than Mr. Hawkins, none of these committee members were officers or employees of the Company during fiscal year 2015, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board of Directors or compensation committee and any member of the Board or compensation committee of another company.

Report of the Compensation Committee

The Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report for filing with the SEC.

 Submitted by the Compensation Committee of the Board of Directors:

Todd Sisitsky

Scott Garrett

Sean Murphy

Executive Compensation

Summary Compensation Table for 2015

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for each of the fiscal years presented.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)	($)
William A. Hawkins	2015	808,083	-	-	585,600	290,600	1,684,283
Former President and	2014	808,146	-	-	340,000	150,800	1,298,946
Chief Executive Officer	2013	830,769	-	-	312,000	259,620	1,402,389

Dominique G. Petitgenet	2015	423,229	150,000	87,238	161,040	10,954	832,461
Vice President	2014	412,468	150,000	-	105,000	16,478	683,946
Chief Financial Officer	2013	389,423	150,000	60,400	90,625	14,038	704,486

(1)

Pursuant to his Offer Letter, Mr. Petitgenet was paid a series of retention bonuses of $150,000 each in July of 2012, 2013 and 2014 for still being employed by the Company on each of June 30, 2012, June 30, 2013 and June 30, 2014.

(2)

The amount shown in this column with respect to Mr. Petitgenet’s 2013 stock option award reflects the aggregate grant date fair value of such award as computed in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of this amount are included in Note 17, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2013, included in the Annual Report on Form 10-K filed with the SEC on August 26, 2013. The awards listed above are classified as equity awards in accordance with Accounting Standards Codification 718 and consequently their aggregate grant date fair value is fixed.

(3)

Represents the discretionary bonus and annual cash incentive awards earned under the Annual Bonus Plan. We will pay bonuses for fiscal 2015 at the beginning of fiscal 2016 based on the achievement of financial, corporate and individual goals established under the Company’s Annual Bonus Plan. The Annual Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(4)	All Other Compensation consisted of the following:

Name	Year	Perquisites and Other Personal Benefits	Company Contributions to Retirement and 401(k) Plans	Total
		($)	($)	($)
William A. Hawkins (1)	2015	280,000	10,600	290,600
Former President and	2014	140,000	10,800	150,800
Chief Executive Officer	2013	239,820	19,800	259,620

Dominique G. Petitgenet	2015	-	10,954	10,954
Vice President	2014	5,855	10,623	16,478
Chief Financial Officer	2013	-	14,038	14,038

(1)

Mr. Hawkins is a party to an agreement with the Sponsor dated December 12, 2011, pursuant to which Mr. Hawkins is entitled to at least $140,000 per calendar year from the Sponsor or its portfolio companies for services. The Company paid Mr. Hawkins $140,000 for calendar year 2012 in June 2013 and $140,000 payments for calendar years 2013 and 2014 in March of 2014 and 2015 respectively.

Grants of Plan-Based Awards

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2015.

All Other
		Estimated Possible		Option Awards:
		Under Non-Equity		Number of	Grant Date
		Incentive Plan Awards (1)		Securities	Fair Value of
Name	Grant Date	Target	Maximum	Underlying Options	Stock and Option Awards
		($)	($)	(#)	($ / Sh)
William A. Hawkins		800,000	1,600,000	-	-
Former President and Chief Executive Officer

Dominique G. Petitgenet	8/7/14	220,000	440,000	7,500	11.63
Vice President Chief Financial Officer

(1)

Actual payouts in fiscal 2016 to the Named Executive Officers under the Annual Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Compensation Discussion and Analysis section of this report explains in greater detail the methodology used for calculating bonuses.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Company and Holdings had a written employment agreement with Mr. Hawkins and the Company has a written offer letter with Mr. Petitgenet.

Employment Agreement with Mr. Hawkins. Mr. Hawkins entered into an employment agreement with the Company and Holdings on October 17, 2011. The agreement provided Mr. Hawkins with a minimum annual salary of $800,000 and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary, based on the achievement of annual individual and Company performance objectives. The severance to which Mr. Hawkins may be entitled and the restrictive covenant provisions of the agreement are described below in the “Potential Payments upon Termination or Change of Control” section.

Offer Letter with Mr. Petitgenet. Mr. Petitgenet has a written offer letter the Company dated April 10, 2012. The offer letter provides that Mr. Petitgenet’s starting annual salary was $375,000 (which has been subsequently increased over time to $440,000 as of January 2015). The offer letter also specifies that Mr. Petitgenet is eligible to receive an annual cash bonus with a target of 50% and a maximum of 100% of his annual base salary, based on the achievement of Company financial performance and individual performance. The offer letter also provides that Mr. Petitgenet was entitled to retention bonuses of $150,000 each, payable annually over three years, subject to his having remained employed through the applicable payment dates in June 2012, 2013 and 2014. The retention bonuses were subject to repayment on a pro-rata basis in the event of Mr. Petitgenet’s voluntary termination of employment within 12 months of the receipt of the applicable retention bonus.

While Mr. Petitgenet’s offer letter does not provide for severance, he separately participates in the Company severance plan and will be bound by restrictive covenants in connection with his receipt of benefits under that plan, as described below in the “Potential Payments upon Termination or Change of Control” section.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2015:

	Option Awards (1)
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
	(#)	(#)	(#)	($)

William A. Hawkins	38,597	25,732	-	100.00	12/12/2021
Former President and Chief Executive Officer	-	-	32,165	100.00	12/12/2021

Dominique G. Petitgenet	6,000	4,000	-	100.00	03/01/2022
Vice President	-	-	5,000	100.00	03/01/2022
Chief Financial Officer	500	750	-	100.00	04/25/2023
	-	-	834	100.00	04/25/2023
	-	3,750	-	100.00	08/07/2024
	-	-	2,500	100.00	08/07/2024

(1)

In connection with the closing of the Immucor Acquisition and the hiring of Mr. Petitgenet, respectively, each of Mr. Hawkins and Mr. Petitgenet were granted stock options (expiring on December 12, 2021 in the case of Mr. Hawkins and on March 1, 2022 in the case of Mr. Petitgenet). Half of each award consists of time-based options called “Tranche 1 Options”, which vest in equal installments over the five-year period following the closing of the Immucor Acquisition, subject to the Named Executive Officer’s continued employment or other service through the vesting date. The other half of the award consists of performance-based options called “Tranche 2 Options” that are eligible to vest based on achievement of operational, financial and/or investment performance metrics. Mr. Petitgenet’s option grants expiring on April 25, 2023 and August 7, 2024 are subject to similar vesting conditions.

Option Exercises and Stock Vested

There were no options exercised or restricted shares or other stock awards that vested during the 2015 fiscal year for any of the Named Executive Officers.

Severance and Restrictive Covenants

Mr. Hawkins

On June 29, 2015, the Company announced that Mr. Hawkins’ employment as President and CEO of the Company terminated. Mr. Hawkins remains on the board of directors of Parent, which manages the affairs of the Company. As of the date of this filing, Mr. Hawkins remains an employee of the Company in an advisory capacity.

The termination of Mr. Hawkins’ employment was not a qualifying involuntary termination and the severance provisions of his employment do not apply. Under the terms of his employment agreement, during the 18-month period that follows his employment with the Company, Mr. Hawkins is prohibited from competing with the Company and its affiliates or soliciting Company employees. Mr. Hawkins is also bound by restrictions on the disclosure of confidential and proprietary information and from disparaging the Company and its affiliates at any time following his employment.

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

A separation agreement and release of claims is required to receive the payments under the Severance Plan. The separation agreement must include an 18 month post-employment non-solicitation and non-competition restriction.

Effect of Change in Control on Outstanding Equity Awards. If the employment of a Named Executive Officer is terminated without “cause” by us or for “good reason” by the executive, in each case, within two years after a “change of control”, all unvested time-based stock options (Tranche 1 Options) held by the executive would become vested and exercisable. However, all unvested performance-based stock options (Tranche 2 Options) held by the executive would be forfeited upon a termination for any reason. For this purpose, the terms “cause”, “good reason” and “change in control” are defined in the 2011 Plan or the applicable stock option agreements.

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would have been made to Mssrs. Petitgenet and Hawkins upon a qualifying involuntary termination before or after a change of control based on his base salary as of May 31, 2015. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on May 31, 2015 (the last business day of our last completed fiscal year);

●	The estimate market value per share of our common stock on the date of termination is less than $100.

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause	Termination w/o Cause

William A. Hawkins	Severance	$2,218,713	3,233,113
Former President and Chief Executive Officer	Stock Options (1)	-	-

	TOTAL	$2,218,713	3,233,113

Dominique G. Petitgenet	Severance	$462,075	902,075
Vice President Chief Financial Officer	Stock Options (1)	-	-

	TOTAL	$462,075	902,075

(1)	As of May 31, 2015, the estimated market value of each stock option was less than the exercise price and therefore would have no value when vested upon termination.

Compensation of Directors

The following table provides information concerning the compensation of the Company’s non-employee directors for fiscal 2015. Directors who are employees of the Company and directors affiliated with the Sponsor receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (3)	All Other Compensation (1)	Total
	($)	($)	($)	($)
Scott Garrett	40,000	32,732	3,296	76,028
David Kessler	40,000	32,732	6,801	79,533
Sharad Mansukani	40,000	32,732	-	72,732
Sean Murphy	40,000	32,732	564	73,296
Jeffrey Rhodes (4)	-	-	-	-
Todd Sisitsky (4)	-	-	-	-

(1)	Non-employee directors receive an annual retainer of $40,000 and are reimbursed for all travel expenses to and from meetings of the Board of Directors.

(2)	Non-employee directors receive an annual grant of 400 restricted stock units.

(3)

The amounts in these columns reflect the aggregate grant date fair value, as computed in accordance with Accounting Standards Codification 718, of awards granted pursuant to the 2011 Plan. Assumptions used in the calculation of these amounts for awards granted in fiscal year 2015 are included in Note 17, “Share-Based Compensation”, to the Company’s audited financial statements for the fiscal year ended May 31, 2015, included in this Annual Report on Form 10-K. All the awards listed above were equity awards and consequently aggregate grant date fair value is fixed.

(4)	Our Board includes representatives from the Sponsors and these directors do not receive compensation for their service on the Board.

Name	Stock Awards	Option Awards	Total Awards
	($)	($)	($)
Scott Garrett	131,932	27,730	159,662
David Kessler	131,932	27,730	159,662
Sharad Mansukani	131,932	27,730	159,662
Sean Murphy	131,932	27,730	159,662

Directors serving on the Company’s board of directors (rather than Holdings’ board of directors) do not receive separate compensation for such service.

Employment Agreement with Mr. Binder

Mr. Binder assumed the role of President and Chief Executive Officer of the Company and Holdings on June 29, 2015 and, in connection with his commencement of employment, the Company and Holdings entered into an employment agreement with him. Mr. Binder’s compensation arrangements are designed to incentivize Mr. Binder’s performance in a manner that is consistent with the Company’s general approach to executive compensation as described above in the Compensation Discussion and Analysis. The level of Mr. Binder’s compensation was determined by the Committee and the Holdings board of directors based on Mr. Binder’s experience, including his success as Chief Executive Officer for another portfolio company of the Sponsor, and the needs of the Company. The employment agreement provides him with an annual salary of $800,000 and an annual cash bonus with a target of 100% of his annual base salary. He is also entitled to receive a one-time grant of 34,566 restricted stock units payable in Holdings common stock, and options to purchase 259,247 shares of Holdings common stock, in each case, subject to time-based vesting over four years and other terms set forth in the applicable award agreements. The employment agreement also permits Mr. Binder to serve as a senior adviser to the Sponsor and its affiliates.

If Mr. Binder’s employment is terminated without cause (which includes a non-renewal of the agreement by the Company) or if he resigns for good reason, subject to the execution of a release in favor of the Company and compliance with the restrictive covenants, he will be entitled to receive severance in an aggregate amount equal to (i) two times (a) his annual base salary, and (b) the average of the annual bonus received by Mr. Binder for the fiscal year prior to the termination (or his target annual bonus, if the termination occurs during the first fiscal year of his employment) and his target annual bonus (the “Bonus Component” and the amount described in this clause (i), the “Severance Payment”), payable over the 18-month period following the termination of his employment, (ii) a pro-rata portion of the annual bonus Mr. Binder would have received based on actual performance through the date the termination occurs, payable at the time annual bonuses are paid generally, and (iii) if Mr. Binder elects to continue coverage under the Company’s health plan following his termination of employment, Company-paid COBRA premiums for up to 18 months following the date of termination. If the termination occurs within two years following a change in control, Mr. Binder will receive the same severance as is described above, except that the Bonus Component will be based solely on Mr. Binder’s target annual bonus, the Severance Payment will generally be paid in a lump sum, Mr. Binder’s pro-rata bonus for the year of termination will be based on his target annual bonus, and the stock options and restricted stock units described above (or cash or property for which they are exchanged in connection with the change in control) would be treated as having vested in full upon such termination. Under the terms of the agreement, Mr. Binder may not compete or solicit customers or employees during and for 18 months following the termination of his employment with the Company and may not disclose confidential information at any time.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All outstanding shares of common stock of the Company are held indirectly by Holdings.

The following table describes the beneficial ownership of Holdings’ common stock as of May 31, 2015 by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of May 31, 2015, and the beneficial ownership percentages are based on a total of 7,781,266 shares issued and outstanding on May 31, 2015.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Shareholders
TPG Partners VI, L.P.	6,217,231		79.9%
Affiliates of TPG	1,524,635		19.6%
Directors and Executive Officers
Scott Garrett	5,000		*
David Kessler	-		*
Sharad Mansukani	-		*
Sean Murphy	2,500		*
Jeffrey Rhodes	-	(2)	*
Todd Sisitsky	-	(2)	*
Dominique Petitgenet	-		*
William A. Hawkins	10,000		*
All Directors and Executive Officers as a
Group	21,900		*

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

Item 14. — Principal Accountant Fees and Services.

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton, LLP for the fiscal years 2015 and 2014:

Fee Category:	2015	2014
Audit fees	$1,123,152	1,298,155
Audit-related fees	16,430	16,110
Tax fees	-	-
All other fees	-	-
Total fees	$1,139,582	1,314,265

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

Tax Fees

During fiscal 2015 and fiscal 2014 there were no fees billed to us for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2015 and fiscal 2014, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

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

During fiscal 2015 and 2014, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

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

(b)     Exhibits –

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

10.12-1

Amended and Restated Office Lease Agreement [2990 Building], dated January 26, 2007, between the Company and Business Park Investors Group, successor in interest to AP-Southeast Realty LP, successor by name change to Crocker Realty Trust, L.P., successor in interest to Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1-11 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2007), as amended by the Seventh Amendment to Office Lease Agreement dated July 1, 2013, between the Company and MLCFC 2007-7 Norcross Park Limited Partnership.

10.12-2

Lease Agreement dated August 1, 2013 between the Company and Kennesaw Wall I, LLC. (incorporated by reference to Exhibit 10.12-2 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2014).

10.13*

Employment Agreement by and among the Company, IVD Holdings Inc. and William Hawkins, executed as of December 8, 2011 and effective as of October 17, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 1. to Form S-4 filed on December 9, 2011).

10.14*

Letter Agreement between TPG Capital, L.P. and William Hawkins, dated December 12, 2011. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2014).

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

10.17*	2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.5 to Form 10-K filed on July 27, 2012.

10.18*	Annual Bonus Plan for fiscal year 2014, executed as of August 6, 2013 and effective as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.19**	Employment Agreement by and among the Company, IVD Holdings Inc. and Jeffrey R. Binder, effective as of June 29, 2015.

14	Immucor Code of Conduct (available at Immucor.com/compliancehotline).

21**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Label **
101.PRE	XBRL Taxonomy Extension Presentation **

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

IMMUCOR, INC.

By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, President and Chief Executive Officer (Principal Executive Officer) August 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, President and Chief Executive Officer August 21, 2015

By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer and Vice President, International, Transfusion Diagnostics (Principal Financial and Accounting Officer) August 21, 2015

By:	/s/ Jeffrey K. Rhodes
Jeffrey K. Rhodes, Director August 21, 2015

By:	/s/Todd B. Sisitsky
Todd B. Sisitsky, Director August 21, 2015