Form 10-Q
period 2015-08-31
IMMUCOR INC
filed 2015-10-13
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2015

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

Yes     No X

As of August 19, 2011, there was no established public trading market for the Company’s common stock; therefore, the aggregate market value of the common stock is not determinable.

As of October 13, 2015, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

i

ITEM 1. Consolidated Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,027	18,363
Trade accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,669 at August 31, 2015 and May 31, 2015, respectively	65,683	67,674
Inventories, net	48,453	41,847
Deferred income tax assets, current portion	5,977	5,931
Prepaid expenses and other current assets	10,155	11,161
Total current assets	149,295	144,976

PROPERTY AND EQUIPMENT, net	73,340	73,574
GOODWILL	842,310	842,258
INTANGIBLE ASSETS, net	636,946	650,294
DEFERRED FINANCING COSTS, net	24,645	26,399
OTHER ASSETS	15,522	15,185
Total assets	$1,742,058	1,752,686

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,977	13,866
Accrued interest and interest rate swap liability	8,177	19,288
Accrued expenses and other current liabilities	19,086	26,208
Income taxes payable	3,252	3,496
Deferred revenue, current portion	2,956	2,703
Current portion of long-term debt, net of debt discounts	20,437	4,469
Total current liabilities	69,885	70,030

LONG-TERM DEBT, net of debt discounts	1,032,334	1,033,276
DEFERRED INCOME TAX LIABILITIES	232,680	236,487
OTHER LONG-TERM LIABILITIES	29,722	29,212
Total liabilities	1,364,621	1,369,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of August 31, 2015 and May 31, 2015, respectively	-	-
Additional paid-in capital	756,124	755,234
Accumulated deficit	(339,205)	(331,989)
Accumulated other comprehensive loss	(39,482)	(39,564)
Total shareholders' equity	377,437	383,681
Total liabilities and shareholders' equity	$1,742,058	1,752,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	August 31
	2015	2014

NET SALES	$96,712	102,441
COST OF SALES (exclusive of amortization shown separately below)	34,642	36,827
GROSS PROFIT	62,070	65,614

OPERATING EXPENSES
Research and development	6,830	7,078
Selling and marketing	13,987	15,056
Distribution	4,419	5,040
General and administrative	10,746	10,884
Amortization expense	13,578	13,682
Total operating expenses	49,560	51,740

INCOME FROM OPERATIONS	12,510	13,874

NON-OPERATING (EXPENSE) INCOME
Interest income	42	56
Interest expense	(22,492)	(22,298)
Other, net	(127)	76
Total non-operating net expense	(22,577)	(22,166)

LOSS BEFORE INCOME TAXES	(10,067)	(8,292)
BENEFIT FOR INCOME TAXES	(2,850)	(2,813)
NET LOSS	$(7,217)	(5,479)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	August 31
	2015	2014

NET LOSS	$(7,217)	(5,479)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	22	(4,365)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	180	249
Less: reclassification adjustment for losses included in net income	(120)	(132)
Net changes in fair value of cash flow hedges	60	117

OTHER COMPREHENSIVE INCOME (LOSS)	82	(4,248)

COMPREHENSIVE LOSS	$(7,135)	(9,727)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	August 31
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(7,217)	(5,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,049	18,395
Noncash interest expense	2,695	2,422
Loss on disposition and retirement of fixed assets	125	47
Provision (recoveries) for doubtful accounts	19	56
Share-based compensation expense	887	518
Deferred income taxes	(3,903)	(4,035)
Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable, trade	2,328	(3,295)
Income taxes	300	71
Inventories	(7,916)	(1,764)
Other assets	330	555
Accounts payable	2,174	2,119
Deferred revenue	247	288
Accrued expenses and other liabilities	(15,025)	(10,204)
Cash used in operating activities	(7,907)	(306)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,991)	(3,285)
Other investments	(3,100)	-
Acquisitions of businesses, net of cash acquired	(750)	(241)
Cash used in investing activities	(5,841)	(3,526)
FINANCING ACTIVITIES:
Repayments of long-term debt	(1,662)	(1,664)
Proceeds from Revolving Facility	20,000	8,000
Repayments of Revolving Facility	(4,000)	(8,000)
Cash provided by (used in) financing activities	14,338	(1,664)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	74	(770)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	664	(6,266)
Cash and cash equivalents at beginning of period	18,363	23,621
Cash and cash equivalents at end of period	$19,027	17,355
SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$700	933
Interest paid	30,783	30,529
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$1,297	1,717

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor”) and its subsidiaries (collectively, the “Company”) develop, manufacture and sell transfusion and transplantation diagnostics products used by hospitals, donor centers and reference laboratories around the world. Our products are used in a number of tests performed in the typing and screening of blood, organs or stem cells to identify certain properties of the cell and serum components of human blood and tissue to ensure donor-recipient compatibility for blood transfusion, and organ transplantations. The Company operates manufacturing facilities in North America with both direct affiliate offices and third-party distribution arrangements worldwide.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s interim results are not necessarily indicative of the Company’s expected full year results. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2015.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor and all its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards –

Accounting Standards Not Yet Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-11 on its consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 16, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. The standard is required to be adopted in interim and annual periods beginning on or after December 15, 2015, which corresponds to the Company’s first quarter of fiscal year 2017. This standard is to be applied retrospectively and early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-03 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal year 2016:

Acquisition of reference lab – On August 3, 2015, the Company completed the asset purchase of a U.S. reference lab for a total cash purchase price of $0.8 million. This acquisition will enable Immucor to deliver current Immucor products as a service to customers as well as to commercialize newly developed products. The fair values of the acquired assets are $0.3 million for equipment, $0.2 million for identifiable intangible assets and $0.3 million for goodwill.

Business combinations completed in fiscal year 2015:

Acquisition of Sentilus – On October 1, 2014, the Company completed the acquisition of Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Among other uses, Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for our transfusion diagnostics business. The total cash purchase price of the Sentilus business was $6.0 million which was paid in the second quarter of fiscal year 2015. The purchase agreement includes two contingent consideration arrangements, one for achieving certain regulatory milestones with a potential earn-out for $4.0 million in cash over the next three years, and the other in the form of performance payments based on a percentage of net future sales of the to-be-developed products over approximately the next twenty years. Management estimated that the fair value of the contingent consideration arrangements, as of the acquisition date, was approximately $6.3 million, which is included in Other long-term liabilities on the Company’s consolidated balance sheet. This was determined by applying a form of the income approach, based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance targets. The key assumptions were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), which are not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $12.3 million. The other identifiable intangible assets include in-process research and development (“IPR&D”) and a non-competition agreement, which was valued at $18.8 million in the aggregate. Goodwill was valued at $0.6 million and the long-term deferred tax liability was valued at $7.2 million. The goodwill arising from this acquisition is not deductible for tax purposes.

Acquisition of LIFECODES distribution business – The Company completed the acquisition of the LIFECODES distribution business in India effective August 1, 2014. This acquisition enables Immucor to streamline the distribution of its LIFECODES products in that region. The Company acquired the assets of the India distribution business for a total cash purchase price of $0.4 million, of which a total of $0.2 million was paid in both the first and second quarters of fiscal year 2015. The purchase price also included a potential earn-out of up to $0.2 million if certain financial targets are met during the two year period ending July 2016.

The operating results of these acquired businesses have been included in the Company’s consolidated results of operations since their dates of acquisition.

3.	OTHER INVESTMENTS

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of this collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and has loaned $7.7 million bearing interest at a market rate to Sirona for development funding. The collaborative arrangement also includes the potential for future interest bearing loans from the Company of up to $3.6 million over a two year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangement.

Sirona is considered to be a variable interest entity (“VIE”). However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate the results of Sirona. The maximum loss exposure associated with the VIE is $12.0 million, which includes the outstanding loan to Sirona of $7.7 million and the amount paid for the warrant of $0.7 million, and any future potential loans to be made by Immucor. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of August 31, 2015.

4.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal year 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months ended August 31, 2015, and August 31, 2014, approximately $0.8 million, and $0.9 million, respectively, was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses. These expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. As of August 31, 2015 and May 31, 2015, the Company owed $0.8 million and $0.7 million, respectively, to the Sponsor for these fees and expenses.

5.	INVENTORIES, net

Inventories, net are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories, net consist of the following (in thousands):

	As of
	August 31, 2015	May 31, 2015

Raw materials and supplies	$14,171	10,816
Work in process	8,795	9,197
Finished goods	25,487	21,834
	$48,453	41,847

6.	PROPERTY AND EQUIPMENT, net

Property and equipment, net consists of the following (in thousands):

	As of
	August 31, 2015	May 31, 2015

Land	$238	250
Buildings and improvements	2,357	2,494
Leasehold improvements	25,816	25,639
Capital work-in-progress	8,100	6,897
Furniture and fixtures	3,765	3,757
Machinery, equipment and instruments	95,250	94,021
	135,526	133,058
Less accumulated depreciation	(62,186)	(59,484)
Property and equipment, net	$73,340	73,574

Depreciation expense was $3.5 million in the three months ended August 31, 2015, and was $4.7 million in the three months ended August 31, 2014. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal year 2012, and the acquisition of various businesses since that date. The following table presents the changes in the carrying amount of goodwill during the three months ended August 31, 2015 and the fiscal year ended May 31, 2015 (in thousands):

	August 31, 2015	May 31, 2015

Balance at beginning of period	$842,258	851,563
Additions:
Acquisition of businesses	346	432
Foreign currency translation adjustment	(294)	(9,737)
Balance at end of period	$842,310	842,258

In the first quarter of fiscal year 2016 and in fiscal year 2015, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates, and an increase in goodwill from business acquisitions completed in those periods. For the periods ending August 31, 2015 and May 31, 2015, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		August 31, 2015			May 31, 2015
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	19	$462,639	(91,868)	370,771	462,534	(86,052)	376,482
Existing technology / trade names	11	315,004	(106,645)	208,359	314,850	(99,565)	215,285
Corporate trade name	15	40,000	(10,754)	29,246	40,000	(10,088)	29,912
Below market leasehold interests	7	1,200	(576)	624	1,200	(557)	643
Other intangibles	4	429	(183)	246	428	(156)	272
Total amortizable assets		819,272	(210,026)	609,246	819,012	(196,418)	622,594

Intangible assets not subject to amortization:
In-process research and development		27,700	-	27,700	27,700	-	27,700
Total non-amortizable assets		27,700	-	27,700	27,700	-	27,700

Other intangible assets, net		$846,972	(210,026)	636,946	846,712	(196,418)	650,294

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months ended August 31, 2015 and August 31, 2014 was $13.6 million and $13.7 million, respectively. Expected amortization expense for the remainder of fiscal year 2016 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2016	$40,813
2017	54,261
2018	54,147
2019	50,223
2020	49,115
2021	49,089

9.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs during the three months ended August 31, 2015 and the fiscal year ended May 31, 2015 are as follows (in thousands):

	As of
	August 31, 2015	May 31, 2015

Balance at beginning of period	$26,399	33,116
Amortization	(1,754)	(6,717)
Balance at end of period	$24,645	26,399

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the senior secured revolving loan facility which uses the straight line method.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	August 31, 2015	May 31, 2015

Term Loan Facility, net of $6,848 and $7,381 debt discounts, respectively	$639,904	641,029
Notes, net of $3,136 and $3,291 debt discounts, respectively	396,864	396,709
Revolving Facility	16,000	-
Capital lease agreements	3	7
	1,052,771	1,037,745
Less current portion, net of debt discounts	(20,437)	(4,469)
Long-term debt, net of current portion	$1,032,334	1,033,276

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

The interest rate on the Term Loan Facility was 5.00% as of August 31, 2015 and May 31, 2015. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.10% for the quarter ended August 31, 2015. At August 31, 2015, there were $16.0 million outstanding borrowings under the Revolving Facility and no outstanding letters of credit. The weighted average interest rate on the borrowings from the Revolving Facility was 4.9% during the first quarter of fiscal year 2016.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The additional principal due under the terms of the excess cash flow requirement was zero for fiscal years 2015 and 2014. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.6% for the quarter ended August 31, 2015. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal year 2016 and each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2016	$20,977
2017	6,632
2018	6,632
2019	628,514
2020	400,000
$1,062,755

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended
	August 31
	2015	2014

Notes, including OID amortization	$11,279	11,262
Term loan facility, including OID amortization	8,804	8,861
Amortization of deferred financing costs	1,754	1,649
Interest rate swaps and other interest	210	261
Revolving facility fees and interest	160	142
Interest accreted on contingent consideration liability	285	123
Interest expense	$22,492	22,298

11.	DERIVATIVE FINANCIAL INSTRUMENTS

As of August 31, 2015, the Company has interest rate swap agreements to hedge $155.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.77% until September 30, 2015.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of August 31, 2015, approximately $0.5 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	August 31, 2015	May 31, 2015

Interest rate swaps (included in other liabilities)	$(506)	(686)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended
	August 31
Location of (loss) gain reclassified from AOCI into income	2015	2014

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(217)	(261)
Interest income (expense) (ineffective portion)	$(1)	-

12.	FAIR VALUE

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

	As of August 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(506)	-	(506)
Contingent consideration liability	$-	-	(18,863)	(18,863)

	As of May 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(686)	-	(686)
Contingent consideration liability	$-	-	(18,596)	(18,596)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $19.0 million and $18.4 million of cash and cash equivalents at August 31, 2015 and May 31, 2015, respectively, approximately 32% and 37% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $419.3 million and $646.8 million at August 31, 2015, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $424.3 million and $653.3 million at May 31, 2015, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of August 31, 2015, the Company had $18.9 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions, of which $0.1 million was included in Accrued expenses and other current liabilities and $18.8 million was included in Other long-term liabilities on the Company’s consolidated balance sheet.

As of May 31, 2015, the Company had $18.6 million in contingent consideration liabilities for earn-out provisions, of which $0.1 million was included in Accrued expenses and other current liabilities and $18.5 million was included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the contingent consideration liability are summarized in the following table (in thousands):

	Three Months Ended	Twelve Months Ended
	August 31, 2015	May 31, 2015
Balance at the beginning of the period	$(18,596)	(11,300)
Additions due to acquisitions	-	(6,469)
Payments	18	87
Accretion of fair value	(285)	(914)
Balance at the end of the period	$(18,863)	(18,596)

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Three Months Ended August 31, 2015
Foreign exchange translation adjustment	$(29)	(51)	22
Changes in fair value of cash flow hedges	180	120	60
	$151	69	82

Three Months Ended August 31, 2014
Foreign exchange translation adjustment	$(4,340)	25	(4,365)
Changes in fair value of cash flow hedges	248	131	117
	$(4,092)	156	(4,248)

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	August 31, 2015	May 31, 2015

Cumulative foreign currency translation adjustment	$(39,117)	(39,139)
Change in fair value of cash flow hedges, net of tax	(365)	(425)
Accumulated other comprehensive loss	$(39,482)	(39,564)

14.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $11.9 million and $0.6 million during the first three months ended August 31, 2015 and August 31, 2014, respectively. As of August 31, 2015, a total of 19,423 shares were available for future grants.

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

In the first quarter of fiscal year 2016, the Company granted 279,247 shares of options with service-based conditions and 34,566 shares of restricted stock units. In conjunction with these grants, the Compensation Committee approved an increase in the shares eligible for grant under the Company’s 2011 Equity Incentive Plan from 514,631 shares to 808,444 shares.

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. Activity for the service-based vesting options was as follows for the quarter ended August 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at May 31, 2015	158,329	$100.00
Granted	279,247	100.00
Exercised	-	-
Forfeited	(3,000)	100.00
Expired or cancelled	-	100.00
Service-based options outstanding at August 31, 2015	434,576	100.00	8.8	$-

Exercisable at August 31, 2015	107,633	$100.00	6.6	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first quarter of fiscal year 2016 was $29.85. As of August 31, 2015, there was $9.1 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.7 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the first quarter of fiscal year 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2015	2,400	$84.55
Granted	34,566	104.24
Vested	-	-
Forfeited	-	-
Nonvested restricted stock units outstanding at August 31, 2015	36,966	$102.98

As of August 31, 2015, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 3.7 years.

Other awards

There were no significant changes in options granted with performance-based or market-based conditions in the first quarter of fiscal year 2016. As of August 31, 2015, there was $0.2 million of total unrecognized compensation cost related to nonvested performance-based or market-based stock option awards. This compensation cost is expected to be recognized over the weighted average period of approximately 1.0 year.

As of August 31, 2015 there was no expense or liability recognized related to the stock appreciation rights granted as management has determined that a liquidity event is not considered probable. The fair value of the liability relating to cash-settled stock appreciation rights was approximately $2.6 million as of August 31, 2015.

The Company recognized expense of $0.9 million and $0.5 million in the three months ended August 31, 2015 and August 31, 2014, respectively, before income tax benefits, for all of the Company’s stock plans.

15.	INCOME TAXES

The effective tax rate for the quarters ended August 31, 2015 and August 31, 2014 was 28.3% and 33.9%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended August 31, 2015 and 2014 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U. S. income taxes associated with current and future distributions of foreign earnings.

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

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended
	August 31
	2015	2014
Net sales by product group:
Transfusion	$81,156	86,369
Transplant & Molecular	15,556	16,072
Total	$96,712	102,441

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	August 31
	2015	2014
Net sales to customers by geography are as follows:
United States	$61,422	62,379
Europe (A)	17,787	21,447
Canada	3,899	4,891
Other	13,604	13,724
Total	$96,712	102,441

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	August 31, 2015	May 31, 2015
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$52,737	52,764
Europe (B)	14,527	14,542
Canada	3,700	4,029
Other (C)	2,376	2,239
Total	$73,340	73,574

	As of
	August 31, 2015	May 31, 2015
Concentration of net assets by geography:
United States	$233,419	$241,522
Europe	103,265	100,071
Canada	28,808	30,274
Other (C)	11,944	11,814
Total	$377,436	383,681

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months ended August 31, 2015, or August 31, 2014.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
August 31, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,503	(449)	12,973	-	19,027
Accounts receivable, net	28,704	5,888	31,091	-	65,683
Intercompany receivable	74,871	18,891	7,902	(101,664)	-
Inventories, net	21,748	15,132	13,466	(1,893)	48,453
Deferred income tax assets, current portion	2,511	2,254	481	731	5,977
Prepaid expenses and other current assets	4,763	470	4,922	-	10,155
Total current assets	139,100	42,186	70,835	(102,826)	149,295

PROPERTY AND EQUIPMENT, net	39,309	13,428	20,603	-	73,340
INVESTMENT IN SUBSIDIARIES	219,954	5,020	3,019	(227,993)	-
GOODWILL	744,149	47,985	50,176	-	842,310
OTHER INTANGIBLE ASSETS, net	545,147	58,250	33,549	-	636,946
DEFERRED FINANCING COSTS, net	24,645	-	-	-	24,645
OTHER ASSETS	14,711	436	375	-	15,522
Total assets	$1,727,015	167,305	178,557	(330,819)	1,742,058

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,214	2,794	3,969	-	15,977
Intercompany payable	2,423	90,626	8,615	(101,664)	-
Accrued interest and interest rate swap liability	8,177	-	-	-	8,177
Accrued expenses and other current liabilities	8,108	4,556	6,422	-	19,086
Income taxes payable	30,031	(30,090)	3,311	-	3,252
Deferred revenue, current portion	1,691	4	1,261	-	2,956
Current portion of long term debt, net of debt discounts	20,433	4	-	-	20,437
Total current liabilities	80,077	67,894	23,578	(101,664)	69,885

LONG TERM DEBT, net of debt discounts	1,032,334	-	-	-	1,032,334
DEFERRED INCOME TAX LIABILITIES	220,801	2,238	9,641	-	232,680
OTHER LONG-TERM LIABILITIES	16,367	12,035	1,320	-	29,722
Total liabilities	1,349,579	82,167	34,539	(101,664)	1,364,621
SHAREHOLDERS' EQUITY:
Total shareholders' equity	377,436	85,138	144,018	(229,155)	377,437
Total liabilities and shareholders' equity	$1,727,015	167,305	178,557	(330,819)	1,742,058

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
May 31, 2015
(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,080	(263)	11,546	-	18,363
Accounts receivable, net	30,442	6,014	31,218	-	67,674
Intercompany receivable	68,815	24,201	8,861	(101,877)	-
Inventories	18,361	13,706	11,830	(2,050)	41,847
Deferred income tax assets, current portion	2,512	2,253	375	791	5,931
Prepaid expenses and other current assets	5,178	426	5,557	-	11,161
Total current assets	132,388	46,337	69,387	(103,136)	144,976

PROPERTY AND EQUIPMENT, net	38,915	13,849	20,810	-	73,574
INVESTMENT IN SUBSIDIARIES	220,412	5,021	3,019	(228,452)	-
GOODWILL	744,149	47,640	50,469	-	842,258
OTHER INTANGIBLE ASSETS, net	557,133	59,164	33,997	-	650,294
DEFERRED FINANCING COSTS, net	26,399	-	-	-	26,399
OTHER ASSETS	14,533	310	342	-	15,185
Total assets	$1,733,929	172,321	178,024	(331,588)	1,752,686

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,297	2,604	4,965	-	13,866
Intercompany payable	2,389	91,547	7,941	(101,877)	-
Accrued interest and interest swap liability	19,288	-	-	-	19,288
Accrued expenses and other current liabilities	13,758	5,131	7,319	-	26,208
Income taxes payable	30,061	(30,074)	3,509	-	3,496
Deferred revenue, current portion	1,498	7	1,198	-	2,703
Current portion of long-term debt, net of debt discounts	4,462	7	-	-	4,469
Total current liabilities	77,753	69,222	24,932	(101,877)	70,030

LONG-TERM DEBT, net of debt discounts	1,033,276	-	-	-	1,033,276
DEFERRED INCOME TAX LIABILITIES	223,232	3,639	9,616	-	236,487
OTHER LONG-TERM LIABILITIES	15,987	11,908	1,317	-	29,212
Total liabilities	1,350,248	84,769	35,865	(101,877)	1,369,005
SHAREHOLDERS' EQUITY:
Total shareholders' equity	383,681	87,552	142,159	(229,711)	383,681
Total liabilities and shareholders' equity	$1,733,929	172,321	178,024	(331,588)	1,752,686

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$63,887	14,718	35,299	(17,192)	96,712
COST OF SALES (exclusive of amortization shown separately below)	20,264	8,967	22,603	(17,192)	34,642
GROSS PROFIT	43,623	5,751	12,696	-	62,070

OPERATING EXPENSES:
Research and development	2,639	4,019	172	-	6,830
Selling and marketing	6,401	2,545	5,041	-	13,987
Distribution	2,443	389	1,587	-	4,419
General and administrative	7,288	1,300	2,158	-	10,746
Amortization expense	11,972	1,069	537	-	13,578
Total operating expenses	30,743	9,322	9,495	-	49,560

INCOME (LOSS) FROM OPERATIONS	12,880	(3,571)	3,201	-	12,510

NON-OPERATING (EXPENSE) INCOME:
Interest income	39	-	25	(22)	42
Interest expense	(22,384)	(118)	(12)	22	(22,492)
Other, net	525	(128)	(524)	-	(127)
Total non-operating net expense	(21,820)	(246)	(511)	-	(22,577)

(LOSS) INCOME BEFORE INCOME TAXES	(8,940)	(3,817)	2,690	-	(10,067)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,250)	(1,401)	801	-	(2,850)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(6,690)	(2,416)	1,889	-	(7,217)
Net (loss) income of consolidated subsidiaries	(527)	-	-	527	-
NET (LOSS) INCOME	$(7,217)	(2,416)	1,889	527	(7,217)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$66,268	14,614	39,573	(18,014)	102,441
COST OF SALES (exclusive of amortization shown separately below)	20,775	9,627	24,439	(18,014)	36,827
GROSS PROFIT	45,493	4,987	15,134	-	65,614

OPERATING EXPENSES:
Research and development	2,640	4,214	224	-	7,078
Selling and marketing	6,237	2,695	6,124	-	15,056
Distribution	2,680	388	1,972	-	5,040
General and administrative	7,261	1,045	2,578	-	10,884
Amortization expense	11,971	1,076	635	-	13,682
Total operating expenses	30,789	9,418	11,533	-	51,740

INCOME (LOSS) FROM OPERATIONS	14,704	(4,431)	3,601	-	13,874

NON-OPERATING (EXPENSE) INCOME:
Interest income	3	-	78	(25)	56
Interest expense	(22,180)	(123)	(20)	25	(22,298)
Other, net	143	(40)	(27)	-	76
Total non-operating (expense) income	(22,034)	(163)	31	-	(22,166)

(LOSS) INCOME BEFORE INCOME TAXES	(7,330)	(4,594)	3,632	-	(8,292)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,189)	(1,734)	1,110	-	(2,813)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(5,141)	(2,860)	2,522	-	(5,479)
Net (loss) income of consolidated subsidiaries	(338)	-	-	338	-
NET (LOSS) INCOME	$(5,479)	(2,860)	2,522	338	(5,479)

Statements of Cash Flows for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Three Months Ended August 31, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$(9,987)	691	1,389	-	(7,907)
Net cash used in investing activities	(4,942)	(873)	(26)	-	(5,841)
Net cash (used in) provided by financing activities	14,342	(4)	-	-	14,338
Effect of exchange rate changes on cash and cash equivalents	10	-	64	-	74
Increase (decrease) in cash and cash equivalents	(577)	(186)	1,427	-	664
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$6,503	(449)	12,973	-	19,027

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Three Months Ended August 31, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$2,858	124	(3,288)	-	(306)
Net cash used in investing activities	(2,728)	(369)	(429)	-	(3,526)
Net cash used in financing activities	(1,659)	(5)	-	-	(1,664)
Effect of exchange rate changes on cash and cash equivalents	(57)	-	(713)	-	(770)
Decrease in cash and cash equivalents	(1,586)	(250)	(4,430)	-	(6,266)
Cash and cash equivalents at beginning of period	4,898	(445)	19,168	-	23,621
Cash and cash equivalents at end of period	$3,312	(695)	14,738	-	17,355

18.	COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

Immucor and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company believes the claims are without merit and that it has meritorious defenses. The Company believes that liability is unlikely and that the amount of any liability is not currently reasonably estimable. Further, the Company believes that any potential liability would not be material to the Company’s operations or to its financial condition.

From time to time, the Company is party to certain legal proceedings in the ordinary course of business.  However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

 Purchase Commitments

Purchase commitments made in the normal course of business were $37.8 million as of August 31, 2015. These purchases were primarily for inventory items. The following is a schedule of approximate future payments for purchase commitments as of August 31, 2015 (in thousands):

Year ended May 31:
2016	$13,917
2017	9,021
2018	3,883
2019	4,083
2020	4,283
Thereafter	2,567
$37,754

19.	SUBSEQUENT EVENTS

On September 24, 2015, the Company’s Compensation Committee approved a modification to its 2011 Equity Incentive Plan effective November 1, 2015.  This modification adds an alternative service-based vesting opportunity to all previously granted, but currently unvested, options having solely performance-based or market-based vesting conditions.  These awards will vest over an approximately three-year period of time.

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

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period (in thousands of dollars, except percentages).

	Three Months Ended
	August 31		Change
	2015	2014	Amount	%

Net sales	$96,712	102,441	(5,729)	(5.6)
Cost of sales (*)	34,642	36,827	(2,185)	(5.9)
Gross profit	62,070	65,614	(3,544)	(5.4)

Operating expenses:
Research and development	6,830	7,078	(248)	(3.5)
Selling and marketing	13,987	15,056	(1,069)	(7.1)
Distribution	4,419	5,040	(621)	(12.3)
General and administrative	10,746	10,884	(138)	(1.3)
Amortization expense	13,578	13,682	(104)	(0.8)
Total operating expenses	49,560	51,740	(2,180)	(4.2)

Income from operations	12,510	13,874	(1,364)	(9.8)

Non-operating (expense) income:
Interest income	42	56	(14)	(25.0)
Interest expense	(22,492)	(22,298)	(194)	0.9
Other, net	(127)	76	(203)	**
Total non-operating net expense	(22,577)	(22,166)	(411)	1.9

Loss before income taxes	(10,067)	(8,292)	(1,775)	21.4
Benefit for income taxes	(2,850)	(2,813)	(37)	1.3
Net loss	$(7,217)	(5,479)	(1,738)	31.7

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

Three Months Ended August 31, 2015 and August 31, 2014:

Net sales were $96.7 million for the three months ended August 31, 2015 as compared with $102.4 million for the three months ended August 31, 2014, a decrease of $5.7 million, or 5.6%. This decrease in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	August 31		Change
	2015	2014	Amount	%
Net sales by product group:
Transfusion	$81,156	86,369	(5,213)	(6.0)
Transplant & Molecular	15,556	16,072	(516)	(3.2)
Total	$96,712	102,441	(5,729)	(5.6)

Transfusion: Net sales of our transfusion products for the three months ended August 31, 2015 were $81.2 million as compared with $86.4 million for the three months ended August 31, 2014, a decrease of $5.2 million, or 6.0%. Transfusion product net sales were lower in the first quarter of fiscal year 2016 with decreases reported across all Transfusion product lines mainly due to an unfavorable change in foreign currency exchange rates in the first quarter of fiscal year 2016. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the first three months of fiscal year 2016 were lower by approximately 0.9 % when compared with the first three months of fiscal year 2015. Net sales of our Transfusion products were higher in the first quarter of fiscal year 2015 mainly due to the launch of a new serum product in the U.S. market that resulted in a higher volume of product shipments in that period.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the three months ended August 31, 2015 were $15.6 million as compared with $16.1 million for the three months ended August 31, 2014, a decrease of $0.5 million, or 3.2%. This decrease in net sales was primarily due to an unfavorable change in foreign currency exchange rates in the first quarter of fiscal year 2016 as compared with the first quarter of fiscal year 2015, partially offset by an increase in net sales of our PreciseTypeTM human erythrocyte antigen test and higher net sales generated from our Emerging Markets. Net sales from our PreciseTypeTM product continue to increase since its approval for commercial use at the end of fiscal year 2014 resulting from both an increase in the volume of product shipments and an increase in pricing which reflects the shift from this product being sold for research only use versus for commercial use, with the highest net sales generated in the first quarter of 2016. Net sales of our Transplant & Molecular products are higher in our Emerging Markets as we continue to make progress in penetrating that market. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the first three months of fiscal year 2016 increased by approximately 3.5% when compared with the first three months of fiscal year 2015.

Gross profit decreased by $3.5 million for the three months ended August 31, 2015 as compared with the three months ended August 31, 2014, or 5.4%, mainly due to the lower net sales generated in the first three months of fiscal year 2016. Gross profit as a percentage of consolidated net sales was relatively unchanged for the three months ended August 31, 2015 as compared with the three months ended August 31, 2014. The negative impact on our gross profit percentage caused by the changes in foreign currency exchange rates in the first quarter of fiscal year 2016 as compared with the first quarter of fiscal year 2015 was offset by a positive impact from changes in our product mix, and a more favorable gross profit on certain product lines. The most significant increase in gross profit was from our Transplant & Molecular product line for our PreciseTypeTM test that is being sold at a higher price point after its approval by the FDA at the end of fiscal year 2014. The first quarter of fiscal year 2016 included more sales at the higher price point for this product than were included in the first quarter of fiscal year 2015.

Research and development expenses were $6.8 million for the three months ended August 31, 2015 as compared with $7.0 million for the three months ended August 31, 2014, a decrease of $0.2 million, or 3.5%. The decrease is primarily due to reduction in depreciation expense in the first quarter of fiscal year 2016 as certain capital assets related to research and development efforts were fully depreciated in the fourth quarter of fiscal year 2015.

Selling and marketing expenses were $14.0 million for the three months ended August 31, 2015 as compared with $15.1 million for the three months ended August 31, 2014. The decrease in selling and marketing expenses of $1.1 million, or 7.1%, was primarily attributable to a more favorable effect of changes in foreign currency exchange rates in the first quarter of fiscal year 2016.

Distribution expenses were $4.4 million for the three months ended August 31, 2015 and $5.0 million for the three months ended August 31, 2014, a decrease of $0.6 million, or 12.3%. The decrease in distribution expenses is primarily due to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the first quarter of fiscal year 2016 and lower expenses resulting from the strategic initiative introduced in fiscal year 2015 to reduce distribution costs on a long-term basis.

General and administrative expenses were $10.7 million for the three months ended August 31, 2015 as compared with $10.8 million for the three months ended August 31, 2014. The decrease in general and administrative expenses of $0.1 million, or 1.3%, was primarily due to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the first quarter of fiscal year 2016 partially offset by a temporary increase in employee-related costs in the first quarter of fiscal year 2016.

Amortization expense was $13.6 million for the three months ended August 31, 2015 as compared with $13.7 million for the three months ended August 31, 2014, a decrease of $0.1 million, or 0.8%. The decrease was primarily due to a more favorable effect of changes in foreign currency exchange rates on our international expenses.

Non-operating net expense was $22.6 million for the three months ended August 31, 2015 as compared with $22.2 million for the three months ended August 31, 2014, an increase of $0.4 million, or 1.9%. The increase in non-operating net expense was mainly due to an increase in interest expense, higher amortization expense on deferred financing costs, and an unfavorable change in the exchange gains and losses in the first quarter of fiscal year 2016. The increase in interest expense was mainly due to higher interest accreted on the contingent consideration liabilities resulting from the acquisitions completed in fiscal year 2015, and the higher amortization expense on deferred financing costs. The effective interest rate method is used to amortize a portion of our deferred financing costs which results in an increase in amortization expense over time as our long-term debt is accreted to its redemption amount.

The effective tax rate for the quarters ended August 31, 2015 and August 31, 2014 was 28.3% and 33.9%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended August 31, 2015 and 2014 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U. S. income taxes associated with current and future distributions of foreign earnings.

Fluctuations in Foreign Currency Exchange Rates

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates during fiscal year 2015 which have negatively impacted our consolidated operating results and balance sheet in the first quarter of fiscal year 2016 as compared with the same periods of the previous year. Our foreign markets could continue to see significant fluctuations in foreign currency exchange rates in future periods which could cause a decline in expected future consolidated operating results, balance sheet and cash flows.

Non-GAAP Disclosures

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a useful financial metric to assess our operating performance from period to period. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months ended August 31, 2015 and August 31, 2014 is calculated as follows (in thousands):

	Three Months Ended
	August 31
	2015	2014

Net loss	$(7,217)	(5,479)
Interest expense (income), net	22,450	22,242
Income tax benefit	(2,850)	(2,813)
Depreciation and amortization	17,049	18,395

EBITDA	29,432	32,345

Adjustments to EBITDA:
Stock-based compensation (i)	887	518
Acquisition expenses, net (ii)	62	826
Sponsor fee (iii)	754	934
Non-cash impact of purchase accounting (iv)	115	111
Certain non-recurring expenses and other (v)	3,009	2,404
Adjusted EBITDA	$34,259	37,138

i.	Represents non-cash stock-based compensation.
ii.	Represents non-recurring items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as deferred rent expense.
v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period. As of August 31, 2015, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first quarter of fiscal year 2016, our cash and cash equivalents increased by $0.7 million to $19.0 million as of August 31, 2015. The increase was primarily due to net borrowings from our Revolving Facility of $16.0 million offset by $7.9 million used in operating activities, $5.8 million used in investing activities, and $1.7 million used for repayments of our long-term debt. The cash balance at August 31, 2015 includes cash of $13.0 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first quarter of fiscal year 2015, our cash and cash equivalents decreased by $6.3 million to $17.4 million as of August 31, 2014. The decrease was primary due to net cash used in the purchase of additional property and equipment and the acquisition of new businesses of $3.5 million, and to repay $1.7 million of long-term debt.

Operating activities

Operating activities used $7.9 million cash in the first quarter of fiscal 2016 as compared with $0.3 million in the first quarter of fiscal year 2015. The increase in cash used for operating activities was mainly due to an increase in working capital requirements primarily driven by an increase in inventory balances and a decrease in Accrued expenses and other liabilities due to the semi-annual interest payment made on our Senior Notes during the first quarter of fiscal year 2016.

Investing activities

In the first quarter of fiscal year 2016, we used $2.0 million of cash to purchase property and equipment and to upgrade certain financial and operating systems, $3.1 million to fund an additional loan to Sirona and $0.8 million to acquire the assets of a Reference Lab, as compared with $3.3 million to purchase property and equipment and to upgrade certain financial systems, and $0.2 million for acquisitions in the first quarter of fiscal year 2015.

Financing activities

In the first quarter of fiscal year 2016, we used cash from financing activities of $1.7 million for repayments of our long-term debt, we also borrowed $20.0 million and repaid $4.0 million from our Revolving Facility, and had $16.0 million outstanding under our Revolving Facility as of August 31, 2015. In the first quarter of fiscal year 2015, we used cash from financing activities of $1.7 million for repayments of our long-term debt, we also borrowed and repaid $8.0 million from our Revolving Facility during the quarter, and had no amounts outstanding under our Revolving Facility as of August 31, 2014.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.8 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of August 31, 2015, we had principal of $1,046.8 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and $16.0 million outstanding on the Revolving Facility. Our net total available borrowings under our Revolving Facility were $84.0 million as of August 31, 2015.

We expect that recurring capital expenditures during fiscal year 2016 will range from $10 million to $15 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade certain financial and operational systems. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

As part of the Sirona collaboration, we have an exclusive option to acquire 100% of the common stock of Sirona, and have a potential obligation to provide additional funding of up to $3.6 million in the form of interest bearing loans. As of August 31, 2015, we had lent Sirona $7.7 million. Additional loans are subject to the achievement of certain development milestones and other terms of the arrangements. Refer to Note 3 of our consolidated financial statements for additional information on the Sirona collaboration.

Commitments and Contractual Obligations

As of August 31, 2015, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of August 31, 2015.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no other significant changes in our critical accounting policies since May 31, 2015.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in ITEM 1A of this report, and in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2015, there have been no material changes regarding our market risk position from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2015.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

We (Immucor, Inc. and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, Inc.) are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. We believe the claims are without merit and that we have meritorious defenses. We believe that liability is unlikely and that the amount of any liability is not currently reasonably estimable. We also believe that any potential liability would not be material to our operations or to our financial condition.

From time to time, we are a party to certain legal proceedings in the ordinary course of business.  However, we are not currently subject to any legal proceedings expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2015. In addition to the other information included in this report, carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 5. Other Information

On September 24, 2015, our Compensation Committee approved a modification to our 2011 Equity Incentive Plan effective November 1, 2015.  This modification adds an alternative service-based vesting opportunity to all previously granted, but currently unvested options having solely performance-based or market-based vesting conditions.  These awards will vest from November 1, 2015 to May 31, 2018.

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

IMMUCOR, INC.
(Registrant)

Date: October 13, 2015	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2015	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)