Form 10-Q
period 2015-11-30
IMMUCOR INC
filed 2016-01-13
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2015

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

As of January 13, 2016, there were 100 shares of common stock outstanding.

IMMUCOR, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements
IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,067	18,363
Trade accounts receivable, net of allowance for doubtful accounts of $1,866 and $1,669 at November 30, 2015 and May 31, 2015, respectively	65,238	67,674
Inventories, net	44,684	41,847
Deferred income tax assets, current portion	5,807	5,931
Prepaid expenses and other current assets	9,807	11,161
Total current assets	140,603	144,976

PROPERTY AND EQUIPMENT, net	72,226	73,574
GOODWILL	840,507	842,258
INTANGIBLE ASSETS, net	621,995	650,294
DEFERRED FINANCING COSTS, net	22,864	26,399
OTHER ASSETS	15,412	15,185
Total assets	$1,713,607	1,752,686

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,684	13,866
Accrued interest and interest rate swap liability	19,097	19,288
Accrued expenses and other current liabilities	17,771	26,208
Income taxes payable	3,044	3,496
Deferred revenue, current portion	2,844	2,703
Current portion of long-term debt, net of debt discounts	4,404	4,469
Total current liabilities	60,844	70,030

LONG-TERM DEBT, net of debt discounts	1,031,406	1,033,276
DEFERRED INCOME TAX LIABILITIES	228,902	236,487
OTHER LONG-TERM LIABILITIES	30,344	29,212
Total liabilities	1,351,496	1,369,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of November 30, 2015 and May 31, 2015, respectively	-	-
Additional paid-in capital	758,014	755,234
Accumulated deficit	(351,001)	(331,989)
Accumulated other comprehensive loss	(44,902)	(39,564)
Total shareholders' equity	362,111	383,681
Total liabilities and shareholders' equity	$1,713,607	1,752,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2015	2014

NET SALES	$96,249	96,277
COST OF SALES (exclusive of amortization shown separately below)	37,888	35,773
GROSS PROFIT	58,361	60,504

OPERATING EXPENSES
Research and development	6,760	7,115
Selling and marketing	14,819	15,373
Distribution	4,395	5,316
General and administrative	10,608	10,698
Amortization expense	13,591	13,651
Total operating expenses	50,173	52,153

INCOME FROM OPERATIONS	8,188	8,351

NON-OPERATING (EXPENSE) INCOME
Interest income	41	32
Interest expense	(22,454)	(22,822)
Other, net	78	214
Total non-operating net expense	(22,335)	(22,576)

LOSS BEFORE INCOME TAXES	(14,147)	(14,225)
BENEFIT FOR INCOME TAXES	(2,351)	(5,148)
NET LOSS	$(11,796)	(9,077)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2015	2014

NET SALES	$192,961	198,717
COST OF SALES (exclusive of amortization shown separately below)	72,529	72,600
GROSS PROFIT	120,432	126,117

OPERATING EXPENSES
Research and development	13,590	14,194
Selling and marketing	28,806	30,429
Distribution	8,814	10,356
General and administrative	21,354	21,581
Amortization expense	27,169	27,332
Total operating expenses	99,733	103,892

INCOME FROM OPERATIONS	20,699	22,225

NON-OPERATING (EXPENSE) INCOME
Interest income	83	88
Interest expense	(44,946)	(45,120)
Other, net	(50)	289
Total non-operating net expense	(44,913)	(44,743)

LOSS BEFORE INCOME TAXES	(24,214)	(22,518)
BENEFIT FOR INCOME TAXES	(5,201)	(7,961)
NET LOSS	$(19,013)	(14,557)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2015	2014

NET LOSS	$(11,796)	(9,077)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	(5,497)	(9,397)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	129	118
Less: reclassification adjustment for losses included in net income	(51)	(39)
Net changes in fair value of cash flow hedges	78	79

OTHER COMPREHENSIVE LOSS	(5,419)	(9,318)

COMPREHENSIVE LOSS	$(17,215)	(18,395)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2015	2014

NET LOSS	$(19,013)	(14,557)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(5,475)	(13,762)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	309	367
Less: reclassification adjustment for losses included in net income	(171)	(170)
Net changes in fair value of cash flow hedges	138	197

OTHER COMPREHENSIVE LOSS	(5,337)	(13,565)

COMPREHENSIVE LOSS	$(24,350)	(28,122)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(19,013)	(14,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,217	36,131
Noncash interest expense	5,429	5,420
Loss on disposition and retirement of fixed assets	443	75
Provision for doubtful accounts	360	20
Share-based compensation expense	2,780	1,467
Deferred income taxes	(7,208)	(10,096)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	1,021	(3,770)
Income taxes	(309)	(25)
Inventories	(6,170)	(2,436)
Other assets	1,166	843
Accounts payable	(187)	2,726
Deferred revenue	156	(166)
Accrued expenses and other liabilities	(4,644)	(619)
Cash provided by operating activities	8,041	15,013
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,889)	(6,903)
Other investments	(3,100)	(5,300)
Acquisitions of businesses, net of cash acquired	(750)	(6,396)
Cash used in investing activities	(7,739)	(18,599)
FINANCING ACTIVITIES:
Repayments of long-term debt	(3,323)	(3,328)
Proceeds from Revolving Facility	28,000	29,500
Repayments of Revolving Facility	(28,000)	(29,500)
Cash used in financing activities	(3,323)	(3,328)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(275)	(1,602)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,296)	(8,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,363	23,621
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,067	15,105
SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$2,053	2,325
Interest paid	39,514	39,702
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$2,691	3,069

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

Impact of Recently Issued Accounting Standards

Accounting Changes Not Yet Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect of the adoption of ASU 2015-17 on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2017. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-16 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-11 on its consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2017. This standard is to be applied retrospectively and early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2015-03 and ASU 2015-15 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal 2016:

Acquisition of reference lab – On August 3, 2015, the Company completed the asset purchase of a U.S. reference lab for a total cash purchase price of $0.8 million. This acquisition will enable Immucor to deliver current Immucor products as a service to customers as well as commercialize newly developed products. The fair values of the acquired assets were $0.3 million for equipment, $0.2 million for identifiable intangible assets and $0.3 million for goodwill.

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

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of the collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and also loaned $7.7 million bearing interest at a market rate to Sirona for development funding. The collaborative arrangement also includes the potential for future interest bearing loans from the Company of up to $3.6 million over a two year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangement.

Sirona is considered to be a variable interest entity (“VIE”). However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate results of Sirona. The maximum loss exposure associated with the VIE is $12.0 million, which includes the outstanding loan to Sirona of $7.7 million and the amount paid for the warrant of $0.7 million, and any future potential loans to be made by Immucor. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of November 30, 2015. On December 2, 2015, the Company loaned an additional $1.0 million to Sirona to fund the development efforts of its existing projects.

4.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and six months ended November 30, 2015, approximately $0.8 million, and $1.6 million was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses, respectively. In the three months and six months ended November 30, 2014, $1.1 million, and $2.0 million was recorded for these same types of fees and expenses, respectively. These expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. As of November 30, 2015 and May 31, 2015, the Company owed $0.8 million and $0.7 million, respectively, to the Sponsor for these fees and expenses.

5.	INVENTORIES, net

Inventories, net are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories, net consist of the following (in thousands):

	As of
	November 30, 2015	May 31, 2015

Raw materials and supplies	$13,690	10,816
Work in process	9,953	9,197
Finished goods	21,041	21,834
	$44,684	41,847

6.	PROPERTY AND EQUIPMENT, net

Property and equipment, net consist of the following (in thousands):

	As of
	November 30, 2015	May 31, 2015

Land	$235	250
Buildings and improvements	2,324	2,494
Leasehold improvements	26,101	25,639
Capital work-in-progress	2,714	6,897
Furniture and fixtures	3,810	3,757
Machinery, equipment and instruments	101,643	94,021
	136,827	133,058
Less accumulated depreciation	(64,601)	(59,484)
Property and equipment, net	$72,226	73,574

Depreciation expense was $3.6 million and $7.0 million in the three months and six months ended November 30, 2015, and was $4.1 million and $8.8 million in the three months and six months ended November 30, 2014, respectively. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and the acquisition of various businesses since that date. The following table presents the changes in the carrying amount of goodwill during the six months ended November 30, 2015 and the fiscal year ended May 31, 2015 (in thousands):

	November 30, 2015	May 31, 2015

Balance at beginning of period	$842,258	851,563
Additions:
Acquisition of businesses	346	432
Foreign currency translation adjustment	(2,097)	(9,737)
Balance at end of period	$840,507	842,258

In the first six months of fiscal year 2016 and in fiscal year 2015, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates, and an increase in goodwill from business acquisitions completed in those periods. As of November 30, 2015 and May 31, 2015, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		November 30, 2015			May 31, 2015
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	19	$460,945	(97,314)	363,631	462,534	(86,052)	376,482
Existing technology / trade names	11	315,004	(113,744)	201,260	314,850	(99,565)	215,285
Corporate trade name	15	40,000	(11,421)	28,579	40,000	(10,088)	29,912
Below market leasehold interests	7	1,200	(594)	606	1,200	(557)	643
Other intangibles	4	428	(209)	219	428	(156)	272
Total amortizable assets		817,577	(223,282)	594,295	819,012	(196,418)	622,594

Intangible assets not subject to amortization:
In-process research and development		27,700	-	27,700	27,700	-	27,700
Total non-amortizable assets		27,700	-	27,700	27,700	-	27,700

Other intangible assets, net		$845,277	(223,282)	621,995	846,712	(196,418)	650,294

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months and six months ended November 30, 2015 was $13.6 million and $27.2 million, and for the three months and six months ended November 30, 2014 was $13.7 million and $27.3 million, respectively. Expected amortization expense for the remainder of fiscal year 2016 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2016	$27,203
2017	54,250
2018	54,136
2019	50,212
2020	49,104
2021	49,078

9.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs, net during the six months ended November 30, 2015 and the fiscal year ended May 31, 2015 are as follows (in thousands):

	As of
	November 30, 2015	May 31, 2015

Balance at beginning of period	$26,399	33,116
Amortization	(3,535)	(6,717)
Balance at end of period	$22,864	26,399

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the senior secured revolving loan facility which uses the straight line method.

10.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	November 30, 2015	May 31, 2015

Term Loan Facility, net of $6,306 and $7,381 debt discounts, respectively	$638,788	641,029
Notes, net of $2,979 and $3,291 debt discounts, respectively	397,021	396,709
Capital lease agreements	1	7
	1,035,810	1,037,745
Less current portion, net of debt discounts	(4,404)	(4,469)
Long-term debt, net of current portion	$1,031,406	1,033,276

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.3 million senior secured term loan facility (the “Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facility (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facility includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facility may agree (subject to a sublimit for such non-U.S. currencies).

On December 9, 2015, the Company entered into Amendment No. 5 to the credit agreement to modify the financial covenant associated with the Revolving Facility. The amendment provides that beginning with the period ending November 30, 2015, for purposes of calculating its compliance with the senior secured net leverage ratio covenant for any trailing twelve-month period for bank reporting purposes, the Company may calculate EBITDA on a constant currency basis, as defined in the amendment. The use of the constant currency adjustment is subject to the Company’s compliance with certain restrictions.

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

The interest rate on the Term Loan Facility was 5.00% as of November 30, 2015 and May 31, 2015. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.10% for the six months ended November 30, 2015. During the first six months of fiscal 2016, the Company borrowed and repaid $28.0 million from our Revolving Facility. The weighted average interest rate on the borrowings from the Revolving Facility during the first six months of fiscal 2016 was approximately 4.40%. At November 30, 2015, there were no outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The additional principal due under the terms of the excess cash flow requirement was zero for fiscal year 2015 and fiscal year 2014. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Notes. The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.70% for the six months ended November 30, 2015. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal year 2016 and each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2016	$3,318
2017	6,632
2018	6,632
2019	628,513
2020	400,000
$1,045,095

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2015	2014	2015	2014

Notes, including OID amortization	$11,283	11,265	22,562	22,527
Term loan facility, including OID amortization	8,702	8,758	17,506	17,619
Amortization of deferred financing costs	1,781	1,675	3,533	3,324
Interest rate swaps and other interest	153	229	369	492
Revolving facility fees and interest	249	216	409	358
Interest accreted on contingent consideration liability	286	679	567	800
Interest expense	$22,454	22,822	44,946	45,120

11.	DERIVATIVE FINANCIAL INSTRUMENTS

As of November 30, 2015, the Company has interest rate swap agreements to hedge $70.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into these swap agreements is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, these swaps include a LIBOR floor of 1.25%. These swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of these agreements, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.77% until September 30, 2015.

Prior to October 1, 2014, the Company had swap agreements that hedged $240.0 million of its floating rate interest commitments at a weighted average fixed LIBOR rate of 1.67%. Effective October 1, 2014 through September 30, 2015, the Company had swap agreements that hedged $155.0 million of the Company’s floating rate interest commitments at a weighted average fixed LIBOR rate of 1.77%.  Effective October 1, 2015 through September 30, 2016, the Company has swap agreements to hedge $70.0 million of the Company’s floating rate interest commitments at a fixed LIBOR rate of 1.91%.

The Company designated these interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of November 30, 2015, approximately $0.4 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	November 30, 2015	May 31, 2015

Interest rate swaps (included in other liabilities)	$(376)	(686)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
Location of (loss) gain reclassified from AOCI into income	2015	2014	2015	2014

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(151)	(225)	(368)	(486)
Interest income (expense) (ineffective portion)	$-	(2)	(1)	(2)

12.	FAIR VALUE

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

	As of November 30, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(376)	-	(376)
Contingent consideration liability	$-	-	(19,127)	(19,127)

	As of May 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(686)	-	(686)
Contingent consideration liability	$-	-	(18,596)	(18,596)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $15.1 million and $18.4 million of cash and cash equivalents at November 30, 2015 and May 31, 2015, respectively, approximately 41% and 37% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $407.3 million and $622.5 million at November 30, 2015, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $424.3 million and $653.3 million at May 31, 2015, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of November 30, 2015, the Company had $19.1 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the contingent consideration liabilities are summarized in the following table (in thousands):

	Six Months Ended	Twelve Months Ended
	November 30, 2015	May 31, 2015
Balance at the beginning of the period	$(18,596)	(11,300)
Additions due to acquisitions	-	(6,469)
Payments	39	87
Accretion of fair value	(570)	(914)
Balance at the end of the period	$(19,127)	(18,596)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Six Months Ended November 30, 2015
Foreign exchange translation adjustment	$(5,732)	(257)	(5,475)
Changes in fair value of cash flow hedges	309	171	138
	$(5,423)	(86)	(5,337)

Six Months Ended November 30, 2014
Foreign exchange translation adjustment	$(13,625)	137	(13,762)
Changes in fair value of cash flow hedges	367	170	197
	$(13,258)	307	(13,565)

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	November 30, 2015	May 31, 2015

Cumulative foreign currency translation adjustment	$(44,614)	(39,139)
Change in fair value of cash flow hedges, net of tax	(288)	(425)
Accumulated other comprehensive loss	$(44,902)	(39,564)

14.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under its 2011 Equity Incentive Plan.  The Company granted stock awards with an aggregate fair value of approximately $5.2 million and $17.1 million during the three months and six months ended November 30, 2015 and zero and $0.6 million during the three months and six months ended November 30, 2014, respectively.  As of November 30, 2015, a total of 63,036 shares were available for future grants.

Restricted stock units typically vest over a two-year period (50% per year) and do not expire. Upon vesting, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions (“service-based options”), and performance-based or market-based vesting conditions (“performance-based options”).  The service-based options contain tiered vesting terms over the service period. The performance-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.

On September 24, 2015, the Company’s Compensation Committee approved a modification to the Company’s 2011 Equity Incentive Plan (“Plan”) effective November 1, 2015.  This modification added an alternative service-based vesting opportunity to all previously granted but unvested performance-based options. On October 16, 2015, the Company’s Compensation Committee approved an additional modification to its Plan that converted all stock appreciation rights granted prior to November 1, 2015 to service-based option awards and performance-based option awards.  These awards will vest from the original grant through May 31, 2021. This modification resulted in a total increase in stock-based compensation expense of $4.6 million, of which $1.3 million was recorded in the second quarter of fiscal year 2016.

In the first quarter of fiscal year 2016, the Company granted 279,247 shares of options with service-based conditions and 34,566 shares of restricted stock units. In the second quarter of fiscal year 2016, the Company granted 248,825 shares of options with service-based conditions and 6,538 shares of options with performance-based or market-based conditions. The Company also canceled 167,400 shares of stock appreciation rights in the second quarter of fiscal year 2016. In conjunction with these grants, the Compensation Committee approved an increase in the shares eligible for grant under the Company’s 2011 Equity Incentive Plan from 514,631 shares to 808,444 shares.

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. Activity for the service-based vesting options was as follows for the six months ended November 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at May 31, 2015	158,329	$100.00
Granted	528,072	100.00
Exercised	-	-
Forfeited	(16,386)	100.00
Expired or cancelled	(730)	100.00
Service-based options outstanding at November 30, 2015	669,285	100.00	8.3	$-

Exercisable at November 30, 2015	142,163	$100.00	6.5	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first six months of fiscal year 2016 was $25.26.

As of November 30, 2015, there was $12.0 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.4 years.

Stock options with performance-based or market-based vesting conditions

The Company has granted awards that contain either performance-based or market-based conditions. Compensation cost for the performance-based or market-based stock options is recognized based on either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Awards granted which vest upon either the satisfaction of the performance or market conditions were measured based upon the achievement of the market condition during fiscal 2016 since the Company believes that the achievement of the performance conditions are not probable. Activity for the performance-based or market-based options was as follows for the six months ended November 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance or market-based options outstanding at May 31, 2015	149,329	$100.00
Granted	6,538	100.00
Exercised	-	-
Forfeited	(20,183)	100.00
Expired or cancelled	(101,027)	100.00
Performance or market-based options outstanding at November 30, 2015	34,657	100.00	6.1	$-

Exercisable at November 30, 2015	34,657	$100.00	6.1	$-

(1)     The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first six months of fiscal year 2016 was $23.82.

As of November 30, 2015, there was $0.1 million of total unrecognized compensation cost related to nonvested performance-based or market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the first six months of fiscal year 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2015	2,400	$84.55
Granted	34,566	104.24
Vested	-	-
Forfeited	-	-
Nonvested restricted stock units outstanding at November 30, 2015	36,966	$102.98

As of November 30, 2015, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 3.5 years.

Stock appreciation rights

As of November 1, 2015, the Company canceled all its existing stock appreciation rights and converted them to service-based and performance-based option awards.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2015	167,000	$1.98
Granted	3,000	1.98
Vested	-	-
Forfeited	(2,600)	1.98
Cancelled/Expired	(167,400)	1.98
Stock appreciation rights outstanding at November 30, 2015	-	$-

The Company recognized expense of $1.9 million and $2.8 million in the three months and six months ended November 30, 2015 and $1.0 million and $1.5 million in the three months and six months ended November 30, 2014, respectively, before income tax benefits, for all the Company’s stock plans.

15.	INCOME TAXES

The effective tax rate for the six months ended November 30, 2015 and November 30, 2014 was 21.4% and 35.4%, respectively.  The difference between the federal statutory rate and the effective tax rate for the six months ended November 30, 2015 and November 30, 2014 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings. In addition, during the third quarter of fiscal 2015, the Company changed its election with regard to the treatment of its foreign tax credits. As a result, the fiscal year 2016 effective tax rate is lower than the fiscal year 2015 effective tax rate because the Company is using the deduction method for foreign taxes during the first six months of fiscal year 2016 and was using the foreign tax credit method during the first six months of fiscal year 2015.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and un-repatriated earnings of each foreign subsidiary. Accordingly, the Company has provided for deferred taxes on future remittance of the un-repatriated earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and un-repatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2015	2014	2015	2014
Net sales by product group:
Transfusion	$80,521	81,652	161,710	168,020
Transplant & Molecular	15,728	14,625	31,251	30,697
Total	$96,249	96,277	192,961	198,717

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2015	2014	2015	2014
Net sales to customers by geography are as follows:
United States	$61,024	57,099	122,426	119,612
Europe (A)	18,119	20,122	35,919	41,569
Canada	3,952	4,711	7,851	9,602
Other	13,154	14,345	26,765	27,934
Total	$96,249	96,277	192,961	198,717

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	November 30, 2015	May 31, 2015
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$52,352	52,764
Europe (B)	13,891	14,542
Canada	3,613	4,029
Other (C)	2,370	2,239
Total	$72,226	73,574

	As of
	November 30, 2015	May 31, 2015
Concentration of net assets by geography:
United States	$222,590	241,522
Europe	99,037	100,071
Canada	28,738	30,274
Other (C)	11,746	11,814
Total	$362,111	383,681

(A) – Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to an individual customer did not exceed more than 10% of our net sales during the three months and six months ended November 30, 2015, or during the three months and six months ended November 30, 2014.

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

Balance Sheets

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,596	(365)	8,836	-	15,067
Accounts receivable, net	30,767	5,483	28,988	-	65,238
Intercompany receivable	76,192	21,372	13,325	(110,889)	-
Inventories, net	19,872	14,998	11,440	(1,626)	44,684
Deferred income tax assets, current portion	2,511	2,254	414	628	5,807
Prepaid expenses and other current assets	4,482	376	4,949	-	9,807
Total current assets	140,420	44,118	67,952	(111,887)	140,603

PROPERTY AND EQUIPMENT, net	39,382	12,971	19,873	-	72,226
INVESTMENT IN SUBSIDIARIES	212,808	5,020	3,018	(220,846)	-
GOODWILL	744,149	47,985	48,373	-	840,507
OTHER INTANGIBLE ASSETS, net	533,162	57,163	31,670	-	621,995
DEFERRED FINANCING COSTS, net	22,864	-	-	-	22,864
OTHER ASSETS	14,837	194	381	-	15,412
Total assets	$1,707,622	167,451	171,267	(332,733)	1,713,607

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,378	3,386	2,920	-	13,684
Intercompany payable	8,297	93,823	8,769	(110,889)	-
Accrued interest and interest rate swap liability	19,097	-	-	-	19,097
Accrued expenses and other current liabilities	7,662	4,697	5,412	-	17,771
Income taxes payable	30,055	(30,092)	3,081	-	3,044
Deferred revenue, current portion	1,796	-	1,048	-	2,844
Current portion of long term debt, net of debt discounts	4,403	1	-	-	4,404
Total current liabilities	78,688	71,815	21,230	(110,889)	60,844

LONG TERM DEBT, net of debt discounts	1,031,406	-	-	-	1,031,406
DEFERRED INCOME TAX LIABILITIES	218,802	851	9,249	-	228,902
OTHER LONG-TERM LIABILITIES	16,615	12,461	1,268	-	30,344
Total liabilities	1,345,511	85,127	31,747	(110,889)	1,351,496
SHAREHOLDERS' EQUITY:
Total shareholders' equity	362,111	82,324	139,520	(221,844)	362,111
Total liabilities and shareholders' equity	$1,707,622	167,451	171,267	(332,733)	1,713,607

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

Statements of Operations for the Quarter

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$63,396	14,335	35,132	(16,614)	96,249
COST OF SALES (exclusive of amortization shown separately below)	22,075	9,111	23,316	(16,614)	37,888
GROSS PROFIT	41,321	5,224	11,816	-	58,361

OPERATING EXPENSES:
Research and development	3,310	3,284	166	-	6,760
Selling and marketing	6,675	2,959	5,185	-	14,819
Distribution	2,493	334	1,568	-	4,395
General and administrative	6,809	1,528	2,271	-	10,608
Amortization expense	11,972	1,087	532	-	13,591
Total operating expenses	31,259	9,192	9,722	-	50,173

INCOME (LOSS) FROM OPERATIONS	10,062	(3,968)	2,094	-	8,188

NON-OPERATING (EXPENSE) INCOME:
Interest income	39	-	34	(32)	41
Interest expense	(22,361)	(114)	(11)	32	(22,454)
Other, net	435	(119)	(238)	-	78
Total non-operating expense	(21,887)	(233)	(215)	-	(22,335)

(LOSS) INCOME BEFORE INCOME TAXES	(11,825)	(4,201)	1,879	-	(14,147)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,636)	(1,386)	671	-	(2,351)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(10,189)	(2,815)	1,208	-	(11,796)
Net Income (Loss) of consolidated subsidiaries	(1,607)			1,607	-
NET (LOSS) INCOME	$(11,796)	(2,815)	1,208	1,607	(11,796)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$61,381	13,442	40,049	(18,595)	96,277
COST OF SALES (exclusive of amortization shown separately below)	20,184	8,366	25,818	(18,595)	35,773
GROSS PROFIT	41,197	5,076	14,231	-	60,504

OPERATING EXPENSES:
Research and development	2,756	4,152	207	-	7,115
Selling and marketing	6,598	2,498	6,277	-	15,373
Distribution	2,714	400	2,202	-	5,316
General and administrative	7,030	1,223	2,445	-	10,698
Amortization expense	11,971	1,076	604	-	13,651
Total operating expenses	31,069	9,349	11,735	-	52,153

INCOME (LOSS) FROM OPERATIONS	10,128	(4,273)	2,496	-	8,351

NON-OPERATING (EXPENSE) INCOME:
Interest income	15	-	45	(28)	32
Interest expense	(22,709)	(123)	(18)	28	(22,822)
Other, net	273	(48)	(11)	-	214
Total non-operating (expense) income	(22,421)	(171)	16	-	(22,576)

(LOSS) INCOME BEFORE INCOME TAXES	(12,293)	(4,444)	2,512	-	(14,225)
(BENEFIT) PROVISION FOR INCOME TAXES	(4,215)	(1,740)	807	-	(5,148)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(8,078)	(2,704)	1,705	-	(9,077)
Net income (loss) of consolidated subsidiaries	(999)	-	-	999	-
NET (LOSS) INCOME	$(9,077)	(2,704)	1,705	999	(9,077)

Statements of Operations for the Six Month periods

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$127,283	29,053	70,431	(33,806)	192,961
COST OF SALES (exclusive of amortization shown separately below)	42,340	18,079	45,916	(33,806)	72,529
GROSS PROFIT	84,943	10,974	24,515	-	120,432

OPERATING EXPENSES:
Research and development	5,949	7,303	338	-	13,590
Selling and marketing	13,075	5,504	10,227	-	28,806
Distribution	4,936	723	3,155	-	8,814
General and administrative	14,096	2,828	4,430	-	21,354
Amortization expense	23,945	2,156	1,068	-	27,169
Total operating expenses	62,001	18,514	19,218	-	99,733

INCOME (LOSS) FROM OPERATIONS	22,942	(7,540)	5,297	-	20,699

NON-OPERATING (EXPENSE) INCOME:
Interest income	78	-	59	(54)	83
Interest expense	(44,744)	(233)	(23)	54	(44,946)
Other, net	959	(247)	(762)	-	(50)
Total non-operating expense	(43,707)	(480)	(726)	-	(44,913)

(LOSS) INCOME BEFORE INCOME TAXES	(20,765)	(8,020)	4,571	-	(24,214)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,886)	(2,789)	1,474	-	(5,201)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(16,879)	(5,231)	3,097	-	(19,013)
Net Income (Loss) of consolidated subsidiaries	(2,134)	-	-	2,134	-
NET (LOSS) INCOME	$(19,013)	(5,231)	3,097	2,134	(19,013)

IMMUCOR, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$127,649	28,056	79,621	(36,609)	198,717
COST OF SALES (exclusive of amortization shown separately below)	40,958	17,993	50,258	(36,609)	72,600
GROSS PROFIT	86,691	10,063	29,363	-	126,117

OPERATING EXPENSES:
Research and development	5,396	8,367	431	-	14,194
Selling and marketing	12,835	5,193	12,401	-	30,429
Distribution	5,394	788	4,174	-	10,356
General and administrative	14,291	2,269	5,021	-	21,581
Amortization expense	23,942	2,151	1,239	-	27,332
Total operating expenses	61,858	18,768	23,266	-	103,892

INCOME (LOSS) FROM OPERATIONS	24,833	(8,705)	6,097	-	22,225

NON-OPERATING (EXPENSE) INCOME:
Interest income	18	-	123	(53)	88
Interest expense	(44,889)	(247)	(37)	53	(45,120)
Other, net	414	(87)	(38)	-	289
Total non-operating (expense) income	(44,457)	(334)	48	-	(44,743)

(LOSS) INCOME BEFORE INCOME TAXES	(19,624)	(9,039)	6,145	-	(22,518)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,404)	(3,475)	1,918	-	(7,961)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(13,220)	(5,564)	4,227	-	(14,557)
Net (Loss) income of consolidated subsidiaries	(1,337)	-	-	1,337	-
NET (LOSS) INCOME	$(14,557)	(5,564)	4,227	1,337	(14,557)

Statements of Cash Flows for the Six Month periods

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$8,826	1,101	(1,886)	-	8,041
Net cash used in investing activities	(6,260)	(1,197)	(282)	-	(7,739)
Net cash used in financing activities	(3,317)	(6)	-	-	(3,323)
Effect of exchange rate changes on cash and cash equivalents	267	-	(542)	-	(275)
Decrease in cash and cash equivalents	(484)	(102)	(2,710)	-	(3,296)
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$6,596	(365)	8,836	-	15,067

IMMUCOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2014
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$12,001	1,805	1,603	(396)	15,013
Net cash used in investing activities	(9,770)	(1,435)	(7,394)	-	(18,599)
Net cash used in (provided by) financing activities	(3,317)	(12)	(323)	324	(3,328)
Effect of exchange rate changes on cash and cash equivalents	(137)	-	(1,537)	72	(1,602)
(Decrease)increase in cash and cash equivalents	(1,223)	358	(7,651)	-	(8,516)
Cash and cash equivalents at beginning of period	4,898	(445)	19,168	-	23,621
Cash and cash equivalents at end of period	$3,675	(87)	11,517	-	15,105

18.	COMMITMENTS AND CONTINGENCIES

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

From time to time the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on its consolidated financial position, result of operations or cash flow.

 Purchase Commitments

Purchase commitments made in the normal course of business were $37.7 million as of November 30, 2015. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of November 30, 2015 (in thousands):

Year ended May 31:
2016	$12,224
2017	10,625
2018	3,883
2019	4,083
2020	4,292
Thereafter	2,567
$37,674

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S., the Food and Drug Administration (“FDA”) regulates all aspects of the transfusion process, including the marketing of reagents and instruments used to determine compatibility. Additionally, we are subject to government legislation that governs the delivery of healthcare.

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

	Three Months Ended
	November 30		Change
	2015	2014	Amount	%

Net sales	$96,249	96,277	(28)	-
Cost of sales (*)	37,888	35,773	2,115	5.9
Gross profit	58,361	60,504	(2,143)	(3.5)

Operating expenses:
Research and development	6,760	7,115	(355)	(5.0)
Selling and marketing	14,819	15,373	(554)	(3.6)
Distribution	4,395	5,316	(921)	(17.3)
General and administrative	10,608	10,698	(90)	(0.8)
Amortization expense	13,591	13,651	(60)	(0.4)
Total operating expenses	50,173	52,153	(1,980)	(3.8)

Income from operations	8,188	8,351	(163)	(2.0)

Non-operating (expense) income:
Interest income	41	32	9	28.1
Interest expense	(22,454)	(22,822)	368	(1.6)
Other, net	78	214	(136)	(63.6)
Total non-operating net expense	(22,335)	(22,576)	241	(1.1)

Loss before income taxes	(14,147)	(14,225)	78	(0.5)
Benefit for income taxes	(2,351)	(5,148)	2,797	(54.3)
Net loss	$(11,796)	(9,077)	(2,719)	30.0

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

	Six Months Ended
	November 30		Change
	2015	2014	Amount	%

Net sales	$192,961	198,717	(5,756)	(2.9)
Cost of sales (*)	72,529	72,600	(71)	(0.1)
Gross profit	120,432	126,117	(5,685)	(4.5)

Operating expenses:
Research and development	13,590	14,194	(604)	(4.3)
Selling and marketing	28,806	30,429	(1,623)	(5.3)
Distribution	8,814	10,356	(1,542)	(14.9)
General and administrative	21,354	21,581	(227)	(1.1)
Amortization expense	27,169	27,332	(163)	(0.6)
Total operating expenses	99,733	103,892	(4,159)	(4.0)

Income from operations	20,699	22,225	(1,526)	(6.9)

Non-operating (expense) income:
Interest income	83	88	(5)	(5.7)
Interest expense	(44,946)	(45,120)	174	(0.4)
Other, net	(50)	289	(339)	**
Total non-operating net expense	(44,913)	(44,743)	(170)	0.4

Loss before income taxes	(24,214)	(22,518)	(1,696)	7.5
Benefit for income taxes	(5,201)	(7,961)	2,760	(34.7)
Net loss	$(19,013)	(14,557)	(4,456)	30.6

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

 Three Months Ended November 30, 2015 and November 30, 2014:

Net sales were $96.2 million for the three months ended November 30, 2015 and the three months ended November 30, 2014. The changes in net sales are described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	November 30		Change
	2015	2014	Amount	%
Net sales by product group:
Transfusion	$80,521	81,652	(1,131)	(1.4)
Transplant & Molecular	15,728	14,625	1,103	7.5
Total	$96,249	96,277	(28)	-

Transfusion: Net sales of our Transfusion products for the three months ended November 30, 2015 were $80.5 million as compared with $81.6 million for the three months ended November 30, 2014, a decrease of $1.1 million, or 1.4%. Transfusion product net sales were lower in the second quarter of fiscal year 2016 mainly due to an unfavorable change in foreign currency exchange rates on our international operations in the second quarter of fiscal year 2016, which were offset by the impact of an increase in the number of ship cycles in that period. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the second quarter of fiscal year 2016 were lower by 1.7% when compared with the second quarter of fiscal year 2015. The decrease in net sales in the second quarter of fiscal 2016, after excluding the impact of ship cycles and foreign currency exchange rate fluctuations, reflects a lower volume of shipments of our traditional reagents in both the U.S. and the Emerging Markets and a lower volume of instrument placements in the Emerging Markets in the second quarter of fiscal 2016 as compared with the same period of fiscal 2015.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the three months ended November 30, 2015 were $15.7 million as compared with $14.6 million for the three months ended November 30, 2014, an increase of $1.1 million, or 7.5%. This increase in net sales was primarily due to an increase in net sales of our PreciseTypeTM human erythrocyte antigen (“HEA”) test. Net sales from our PreciseTypeTM Molecular product have continued to increase since its approval for commercial use at the end of fiscal year 2014, with the largest quarterly net sales generated in the second quarter of fiscal year 2016. The increase in net sales of this product was a result of both an increase in the volume of product shipments and an increase in pricing due to the shift of this product being for research use only versus sold for commercial use. Net sales of our Transplant & Molecular products are higher in our Emerging Markets in the second quarter of fiscal year 2016 as we continue to make progress in penetrating that market. These increases in net sales were partially offset by an unfavorable change in foreign currency exchange rates in the second quarter of fiscal year 2016 as compared with the second quarter of fiscal year 2015. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the second quarter of fiscal year 2016 were higher by approximately 13.4% when compared with the second quarter of fiscal year 2015.

Gross profit decreased by $2.1 million for the three months ended November 30, 2015 as compared with the three months ended November 30, 2014, or 3.5%, and gross profit as a percentage of consolidated net sales was approximately 2.2% lower. The lower gross profit, and gross profit percentage, was mainly due to unfavorable changes in foreign currency exchange rates in the second quarter of fiscal year 2016 as compared with the second quarter of fiscal year 2015, partially offset by the impact of a more favorable product mix. In addition, our gross profit was positively affected by a higher gross profit percentage on certain product lines. The most significant increase in our gross profit percentage was from our Transplant & Molecular product line for our PreciseTypeTM test that is being sold at a higher price point since its approval by the FDA for commercial use at the end of fiscal year 2014.

Research and development expenses were $6.7 million for the three months ended November 30, 2015 as compared with $7.1 million for the three months ended November 30, 2014, a decrease of $0.4 million, or 5.0%. The decrease was primarily due to the timing of expenses related to certain research and development activities and lower depreciation expense in the second quarter of fiscal year 2016 as certain capital assets related to research and development efforts were fully depreciated as of the fourth quarter of fiscal year 2015.

Selling and marketing expenses were $14.8 million for the three months ended November 30, 2015 as compared with $15.4 million for the three months ended November 30, 2014, a decrease of $0.6 million, or 3.6%. The decrease in selling and marketing expenses was primarily attributable to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the second quarter of fiscal year 2016.

Distribution expenses were $4.4 million for the three months ended November 30, 2015 as compared with $5.3 million for the three months ended November 30, 2014, a decrease of $0.9 million, or 17.3%. The decrease in distribution expenses was primarily due to a reduction in freight expense and other cost benefits realized from the strategic initiative introduced in fiscal year 2015 to reduce distribution costs on a long-term basis at our international locations.

General and administrative expenses were $10.6 million for the three months ended November 30, 2015 as compared with $10.7 million for the three months ended November 30, 2014, a decrease of $0.1 million, or 0.8%. The decrease in general and administrative expenses was mainly due to a more favorable effect of changes in foreign currency exchange rates on our international expenses, lower transaction costs related to acquisition of new businesses made in the second quarter of fiscal 2015, and lower estimated total compensation costs. These decreases were partially offset by higher costs related to legal services and share-based compensation costs. The increase in share-based compensation cost was due to a modification to our 2011 Equity Incentive Plan that was effective in the second quarter of fiscal year 2016. This modification added an alternative service-based vesting opportunity to all previously granted, but not yet vested, performance option and stock appreciation rights awards.

Amortization expense was comparable for the three months ended November 30, 2015 and the three months ended November 30, 2014.

Non-operating net expense was $22.3 million for the three months ended November 30, 2015 as compared with $22.5 million for the three months ended November 30, 2014, a decrease of $0.2 million, or 1.1%. The decrease in non-operating net expense was mainly due to a decrease in interest expense partially offset by a less favorable change in the exchange gains and losses in the second quarter of fiscal year 2016 as compared with the second quarter of fiscal year 2015. Interest expense decreased primarily due to lower accretion recorded of our contingent consideration liabilities in the three months ended November 30, 2015.

The effective tax rate for the three months ended November 30, 2015 and for the three months ended November 30, 2014 was 16.6% and 36.2%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended November 30, 2015 and November 30, 2014 was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory rate and the impact of recording U.S. income taxes associated with the future remittance of its un-repatriated foreign earnings. In addition, during the third quarter of fiscal year 2015, the Company changed its election with regard to the treatment of its foreign tax credits. As a result, the fiscal year 2016 effective tax rate is lower than the fiscal year 2015 effective tax rate because the Company is using the deduction method for foreign taxes during fiscal year 2016 and was using the foreign tax credit method during the second quarter of fiscal year 2015.

Six Months Ended November 30, 2015 and November 30, 2014:

Net sales were $192.9 million for the six months ended November 30, 2015 as compared with $198.7 million for the six months ended November 30, 2014, a decrease of $5.8 million, or 2.9%. This decrease in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Six Months Ended
	November 30		Change
	2015	2014	Amount	%
Net sales by product group:
Transfusion	$161,710	168,020	(6,310)	(3.8)
Transplant & Molecular	31,251	30,697	554	1.8
Total	$192,961	198,717	(5,756)	(2.9)

Transfusion: Net sales of our Transfusion products for the six months ended November 30, 2015 were $161.7 million as compared with $168.0 million for the six months ended November 30, 2014, a decrease of $6.3 million, or 3.8%. This decrease in net sales was mainly due to an unfavorable effect of changes in foreign currency exchange rates on our international operations partially offset by the impact of a higher number of ship cycles in the first six months of fiscal year 2016 as compared with the same period in fiscal year 2015. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the first six months of fiscal year 2016 were lower by 1.6 % when compared with the first six months of fiscal year 2015. The decrease in net sales in the first six months of fiscal 2016, after excluding the impact of ship cycles and foreign currency exchange rate fluctuations, reflects a lower volume of shipments of our traditional reagents in both the U.S. and the Emerging Markets partially offset by a higher volume of capture product shipments in those markets reflecting our customers continued migration to our automated systems for their blood typing and testing needs. A lower volume of instrument placements in the Emerging Markets also contributed to the decrease in net sales in the first six months of fiscal 2016 as compared with the same period of fiscal 2015.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the six months ended November 30, 2015 were $31.2 million as compared with $30.7 million for the six months ended November 30, 2014, an increase of $0.5 million, or 1.8%. This increase was primarily due to an increase in net sales from our PreciseTypeTM HEA test and higher net sales generated from our Emerging Markets. Net sales from our PreciseTypeTM Molecular product continue to increase in the U.S. market since its approval for commercial use at the end of fiscal year 2014. The increase in net sales of this product was a result of both an increase in the volume of product shipments and an increase in pricing due to the shift of this product being for research use only versus sold for commercial use. Net sales of our Transplant & Molecular products are higher in our Emerging Markets in the first six months of fiscal year 2016 as we continue to make progress in penetrating that market. These increases in net sales were partially offset by an unfavorable change in foreign currency exchange rates in the first six months of fiscal year 2016 as compared with the same period of fiscal year 2015. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the first six months of fiscal year 2016 were higher by approximately 8.9% when compared with the first six months of fiscal year 2015.

Gross profit decreased by $5.7 million for the six months ended November 30, 2015 as compared with the six months ended November 30, 2014, or 4.5%, and gross profit as a percentage of consolidated net sales was approximately 1.1% lower. The lower gross profit, and gross profit percentage, was mainly due to unfavorable changes in foreign currency exchange rates in the first six months of fiscal year 2016 as compared with the first six months of fiscal year 2015, partially offset by the impact of a more favorable product mix. In addition, our gross profit was positively affected by a higher gross profit percentage on certain product lines. The most significant increase in our gross profit percentage was from our Transplant & Molecular product line for our PreciseTypeTM test that is being sold at a higher price point since its approval by the FDA for commercial use at the end of fiscal year 2014.

Research and development expenses were $13.6 million for the six months ended November 30, 2015 as compared with $14.2 million for the six months ended November 30, 2014. The decrease of $0.6 million, or 4.3% was primarily due to lower depreciation expense in fiscal year 2016 as certain capital assets related to research and development efforts were fully depreciated as of the fourth quarter of fiscal year 2015.

Selling and marketing expenses were $28.8 million for the six months ended November 30, 2015 as compared with $30.4 million for the six months ended November 30, 2014. The decrease in selling and marketing expenses of $1.6 million, or 5.3%, was primarily attributable to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the first six months of fiscal year 2016.

Distribution expenses were $8.8 million for the six months ended November 30, 2015 as compared with $10.3 million for the six months ended November 30, 2014, a decrease of $1.5 million, or 14.9%. The decrease in distribution expenses was primarily due to a reduction in freight expense and other cost benefits realized from the strategic initiative introduced in fiscal year 2015 to reduce distribution costs on a long-term basis at our international locations. Distribution expenses were also lower in the first six months of fiscal year 2016 as a result of a more favorable effect of change in foreign currency exchange rates on our international expenses.

General and administrative expenses were $21.4 million for the six months ended November 30, 2015 as compared with $21.6 million for the six months ended November 30, 2014. The decrease in general and administrative expenses of $0.2 million, or 1.1%, was mainly due to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the first six months of fiscal year 2016, lower transaction costs related to acquisition of new businesses made in the first six months of fiscal year 2015, and lower estimated total compensation costs. These decreases were partially offset by higher costs related to legal services and share-based compensation costs. The increase in share-based compensation cost was due to a modification to our 2011 Equity Incentive Plan that was effective in the second quarter of fiscal year 2016. This modification added an alternative service-based vesting opportunity to all previously granted, but not yet vested, performance option and stock appreciation rights awards.

Amortization expense was $27.1 million for the six months ended November 30, 2015 as compared with $27.3 million for the six months ended November 30, 2014, a decrease of $0.2 million, or 0.6%. The decrease was primarily due to a more favorable effect of changes in foreign currency exchange rates on our international expenses.

Non-operating net expense was $44.9 million for the six months ended November 30, 2015 as compared with $44.7 million for the six months ended November 30, 2014, an increase of $0.2 million, or 0.4%.  This increase in non-operating net expense was mainly due to an unfavorable change in exchange gains and losses recorded in the first six months of fiscal year 2016 as compared with the first six months of fiscal year 2015 partially offset by a decrease in interest expense recorded for the same periods.  The decrease in interest expense in the first six months of fiscal year 2016 was primarily due to a decrease in accretion recorded on our contingent consideration liabilities as compared with the same period of fiscal year 2015.

The effective tax rate for the six months ended November 30, 2015 and the six months ended November 30, 2014 was 21.4% and 35.4%, respectively.  The effective tax rate for the fiscal year 2016 period was lower than the effective tax rate for the corresponding period in fiscal year 2015 primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory rate and the impact of recording U.S. income taxes associated with the future remittance of its un-repatriated foreign earnings. In addition, during the third quarter of fiscal year 2015, the Company changed its election with regard to the treatment of its foreign tax credits. As a result, the fiscal year 2016 effective tax rate is lower than the fiscal year 2015 effective tax rate because the Company is using the deduction method for foreign taxes during the first six months of fiscal year 2016 and was using the foreign tax credit method during the first six months of fiscal year 2015.

Fluctuations in Foreign Currency Exchange Rates

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates during fiscal year 2015 which have negatively impacted our consolidated operating results and balance sheet in the second quarter and first six months of fiscal year 2016 as compared with the same periods of fiscal year 2015. In fiscal year 2016, these foreign markets have continued to experience fluctuations in foreign currency exchange rates which could continue in future periods and cause a decline in expected future consolidated operating results, balance sheet and cash flows.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months and six months ended November 30, 2015 and November 30, 2014 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2015	2014	2015	2014

Net loss	$(11,796)	(9,077)	(19,013)	(14,557)
Interest expense (income), net	22,413	22,790	44,863	45,032
Income tax benefit	(2,351)	(5,148)	(5,201)	(7,961)
Depreciation and amortization	17,168	17,735	34,217	36,131
EBITDA	25,434	26,300	54,866	58,645

Adjustments to EBITDA:
Stock-based compensation (i)	1,893	948	2,780	1,467
Acquisition expenses, net (ii)	9	965	71	1,791
Sponsor fee (iii)	849	1,097	1,603	2,031
Non-cash impact of purchase accounting (iv)	112	110	227	221
Certain non-recurring expenses and other (v)	3,761	4,017	6,770	6,420
Adjusted EBITDA	$32,058	33,437	66,317	70,575

i.	Represents non-cash stock-based compensation.
ii.	Represents non-recurring items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as deferred rent expense.
v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.

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

On December 9, 2015, we entered into Amendment No. 5 to the credit agreement to modify the financial covenant associated with the Revolving Facility. The amendment provides that beginning with the period ending November 30, 2015, for purposes of calculating its compliance with the senior secured net leverage ratio covenant for any trailing twelve-month period for bank reporting purposes, we may calculate EBITDA on a constant currency basis, as defined in the amendment. The use of the constant currency adjustment is subject to compliance with certain restrictions. This adjustment is not reflected in the calculation of Adjusted EBITDA above.

As of November 30, 2015, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first six months of fiscal year 2016, our cash and cash equivalents decreased by $3.3 million to $15.1 million as of November 30, 2015. The decrease was primarily due to investments in new businesses, additional property and equipment, and an additional loan to Sirona of $7.7 million, as well as repayments of our long-term debt of $3.3 million in the first six months of fiscal year 2016. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $8.0 million. The cash balance at November 30, 2015 includes cash of $8.8 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first six months of fiscal year 2015, our cash and cash equivalents decreased by $8.5 million to $15.1 million as of November 30, 2014. The decrease was primarily due to investments in new businesses, the Sirona collaboration, and additional property and equipment of $18.6 million, as well as repayments of our long-term debt of $3.3 million in the first six months of fiscal year 2015. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $15.0 million.

Operating activities

Operating activities provided $8.0 million of cash and cash equivalents in the first six months of fiscal year 2016 as compared with $15.0 million of cash provided by operating activities in the first six months of fiscal year 2015. The decrease in cash provided by operating activities was mainly due to increased working capital requirements in the first six months of fiscal year 2016, primarily driven by an increase in inventories during the first six months of fiscal year 2016.

Investing activities

In the first six months of fiscal year 2016, we used $3.9 million of cash to purchase property and equipment and to upgrade certain financial and operating systems, $3.1 million to fund an additional loan to Sirona, and $0.8 million to acquire the assets of a Reference Lab. In the first six months of fiscal year 2015, we used $6.9 million of cash to purchase property and equipment, upgrade certain financial systems and implement a new financial consolidations application, $5.3 million to fund the original investment in the Sirona collaboration, and $6.4 million for investments in new businesses.

Financing activities

In the first six months of fiscal year 2016, we used cash from financing activities of $3.3 million for repayments of our long-term debt. We also borrowed and repaid $28.0 million from our Revolving Facility during the six months of fiscal year 2016. As of November 30, 2015, there were no amounts outstanding under our Revolving Facility. In the first six months of fiscal year 2015, we used cash from financing activities of $3.3 million for repayments of our long-term debt, and we borrowed and repaid $29.5 million of our Revolving Facility.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.7 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of November 30, 2015, we had principal of $1,045.1 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and no amounts outstanding on the Revolving Facility. Our net total available borrowings under our Revolving Facility were $100.0 million as of November 30, 2015.

We expect that recurring capital expenditures during fiscal year 2016 will range from $10.0 million to $15.0 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade certain financial and operational systems. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facility of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

As part of the Sirona collaboration, we have an exclusive option to acquire 100% of the common stock of Sirona, and have a potential obligation to provide additional funding of up to $3.6 million in the form of interest bearing loans. On December 2, 2015, we increased our loans to Sirona by $1.0 million to fund the development efforts of its existing projects. As of December 2, 2015, we had a total of $8.7 million in loans outstanding to Sirona. Additional loans are subject to the achievement of certain development milestones and other terms of the arrangements. Refer to Note 3 of our consolidated financial statements for additional information on the Sirona collaboration.

Commitments and Contractual Obligations

As of November 30, 2015, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of November 30, 2015.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2015, there have been no material changes regarding our market risk position from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2015.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

On September 24, 2015, our Compensation Committee approved a modification to our 2011 Equity Incentive Plan (our “Plan”) effective November 1, 2015.  This modification added an alternative service-based vesting opportunity to all previously granted but unvested performance-based options. On October 16, 2015, our Compensation Committee approved an additional modification to our Plan that converted all stock appreciation rights granted prior to November 1, 2015 to service-based option awards and performance-based option awards.  These awards will vest from the original grant to May 31, 2018.

ITEM 6. Exhibits

10.1	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 9, 2015, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 15, 2015).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Label *
101.PRE	XBRL Taxonomy Extension Presentation *

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

IMMUCOR, INC.
(Registrant)

Date: January 13, 2016	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2016	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)