Form 10-Q
period 2016-02-29
IMMUCOR INC
filed 2016-04-11
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 29, 2016

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

As of April 11, 2016, there were 100 shares of common stock outstanding.

IMMUCOR, INC.

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,190	18,363
Trade accounts receivable, net of allowance for doubtful accounts of $1,978 and $1,669 at February 29, 2016 and May 31, 2015, respectively	59,970	67,674
Inventories, net	47,844	41,847
Deferred income tax assets, current portion	6,021	5,931
Prepaid expenses and other current assets	9,817	11,161
Total current assets	135,842	144,976

PROPERTY AND EQUIPMENT, net	72,788	73,574
GOODWILL	840,841	842,258
INTANGIBLE ASSETS, net	608,832	650,294
DEFERRED FINANCING COSTS, net	21,072	26,399
OTHER ASSETS	17,305	15,185
Total assets	$1,696,680	1,752,686

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,555	13,866
Accrued interest and interest rate swap liability	7,764	19,288
Accrued expenses and other current liabilities	19,503	26,208
Income taxes payable	3,108	3,496
Deferred revenue, current portion	2,656	2,703
Current portion of long-term debt, net of debt discounts	8,878	4,469
Total current liabilities	59,464	70,030

LONG-TERM DEBT, net of debt discounts	1,030,478	1,033,276
DEFERRED INCOME TAX LIABILITIES	219,351	236,487
OTHER LONG-TERM LIABILITIES	30,765	29,212
Total liabilities	1,340,058	1,369,005
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY:
Shareholders' equity of Immucor, Inc.:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 29, 2016 and May 31, 2015, respectively	-	-
Additional paid-in capital	753,279	755,234
Accumulated deficit	(359,425)	(331,989)
Accumulated other comprehensive loss	(42,995)	(39,564)
Total shareholders' equity of Immucor, Inc.	350,859	383,681
Equity of noncontrolling interest (Note 4)	5,763	-
Total equity	356,622	383,681
Total liabilities and equity	$1,696,680	1,752,686

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	February 29	February 28
	2016	2015

NET SALES	$88,893	95,605
COST OF SALES (exclusive of amortization shown separately below)	34,130	33,971
GROSS PROFIT	54,763	61,634

OPERATING EXPENSES
Research and development	6,910	7,280
Selling and marketing	13,251	13,513
Distribution	4,155	4,986
General and administrative	11,779	9,362
Amortization expense	13,575	13,615
Total operating expenses	49,670	48,756

INCOME FROM OPERATIONS	5,093	12,878

NON-OPERATING (EXPENSE) INCOME
Interest income	48	42
Interest expense	(22,329)	(21,793)
Other, net	(317)	177
Total non-operating net expense	(22,598)	(21,574)

LOSS BEFORE INCOME TAXES	(17,505)	(8,696)
(BENEFIT) PROVISION FOR INCOME TAXES	(8,845)	30,744
NET LOSS	$(8,660)	(39,440)
Net loss attributable to noncontrolling interest	(237)	-
NET LOSS ATTRIBUTABLE TO IMMUCOR, INC.	$(8,423)	(39,440)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 29	February 28
	2016	2015

NET SALES	$281,854	294,323
COST OF SALES (exclusive of amortization shown separately below)	106,660	106,571
GROSS PROFIT	175,194	187,752

OPERATING EXPENSES
Research and development	20,500	21,474
Selling and marketing	42,057	43,942
Distribution	12,969	15,342
General and administrative	33,133	30,943
Amortization expense	40,745	40,948
Total operating expenses	149,404	152,649

INCOME FROM OPERATIONS	25,790	35,103

NON-OPERATING (EXPENSE) INCOME
Interest income	132	131
Interest expense	(67,275)	(66,913)
Other, net	(366)	465
Total non-operating net expense	(67,509)	(66,317)

LOSS BEFORE INCOME TAXES	(41,719)	(31,214)
(BENEFIT) PROVISION FOR INCOME TAXES	(14,046)	22,783
NET LOSS	(27,673)	(53,997)
Net loss attributable to noncontrolling interest	(237)	-
NET LOSS ATTRIBUTABLE TO IMMUCOR, INC.	$(27,436)	(53,997)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended
	February 29 2016	February 28 2015

NET LOSS	$(8,423)	(39,440)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustment	1,795	(13,915)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	108	186
Less: reclassification adjustment for (losses) gains included in net income	3	(72)
Net changes in fair value of cash flow hedges	111	114

OTHER COMPREHENSIVE INCOME (LOSS)	1,906	(13,801)

COMPREHENSIVE LOSS	(6,517)	(53,241)

Comprehensive loss attributable to the noncontrolling interest	(237)	-

COMPREHENSIVE LOSS ATTIBUTABLE TO SHAREHOLDERS OF IMMUCOR, INC.	$(6,280)	(53,241)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 29 2016	February 28 2015

NET LOSS	$(27,436)	(53,997)

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustment	(3,680)	(27,677)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	417	553
Less: reclassification adjustment for losses included in net income	(168)	(242)
Net changes in fair value of cash flow hedges	249	311

OTHER COMPREHENSIVE LOSS	(3,431)	(27,366)

COMPREHENSIVE LOSS	(30,867)	(81,363)

Comprehensive loss attributable to the noncontrolling interest	(237)	-

COMPREHENSIVE LOSS ATTIBUTABLE TO SHAREHOLDERS OF IMMUCOR, INC.	$(30,630)	(81,363)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	controlling
	Shares (1)	Amount (1)	Capital (1)	(1)	Income (Loss) (1)	Interest	Total
Audited:
BALANCE, MAY 31, 2013	100	$-	751,635	(89,007)	(17,922)		644,706
Share-based compensation expense	-	-	1,512	-	-		1,512
Net loss	-	-	-	(182,257)	-		(182,257)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	4,315		4,315
Cash flow hedges, net of tax	-	-	-	-	340		340
BALANCE, MAY 31, 2014	100	-	753,147	(271,264)	(13,267)		468,616
Share-based compensation expense	-	-	2,087	-	-		2,087
Net loss	-	-	-	(60,725)	-		(60,725)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(26,712)		(26,712)
Cash flow hedges, net of tax	-	-	-	-	415		415
BALANCE, May 31, 2015	100	-	755,234	(331,989)	(39,564)		383,681

Unaudited:
Share-based compensation expense	-	-	4,045	-	-		4,045
Non-cash dividend			(6,000)				(6,000)
Equity of noncontrolling interest						6,000	6,000
Net loss	-	-	-	(27,436)	-	(237)	(27,673)
Other comprehensive loss (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(3,680)		(3,680)
Cash flow hedges, net of tax	-	-	-	-	249		249
BALANCE, FEBRUARY 29, 2016	100	$-	753,279	(359,425)	(42,995)	5,763	356,622

(1) - Shareholders’ equity of Immucor, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 29 2016	February 28 2015
OPERATING ACTIVITIES:
Net loss	$(27,673)	(53,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,417	53,843
Noncash interest expense	8,178	7,557
Loss on disposition and retirement of fixed assets	526	237
Provision for doubtful accounts	456	372
Share-based compensation expense	4,045	1,800
Deferred income taxes	(16,953)	21,496
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	6,774	(9,259)
Income taxes	(495)	526
Inventories	(11,034)	(6,017)
Other assets	1,477	1,101
Accounts payable	4,165	(3,284)
Deferred revenue	(20)	129
Accrued expenses and other liabilities	(14,022)	(11,712)
Cash provided by operating activities	6,841	2,792
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,050)	(7,519)
Other investments	(4,850)	(5,300)
Acquisitions of businesses, net of cash acquired	(750)	(6,396)
Cash used in investing activities	(12,650)	(19,215)
FINANCING ACTIVITIES:
Repayments of long-term debt	(4,982)	(4,993)
Proceeds from Revolving Facility	48,000	49,500
Repayments of Revolving Facility	(43,500)	(36,500)
Cash (used in) provided by financing activities	(482)	8,007
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	118	(3,714)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,173)	(12,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,363	23,621
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,190	11,491
SUPPLEMENTAL INFORMATION:
Income taxes paid, net of refunds	$3,232	2,621
Interest paid	70,275	70,657
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Movement from inventory to property and equipment of instruments placed on rental agreements	$4,552	5,728
Non-cash dividend	6,000	-

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Immucor, Inc. (“Immucor” or the “Company”) develops, manufactures and sells transfusion and transplantation diagnostics products used by hospitals, donor centers and reference laboratories around the world. The Company’s products are used in a number of tests performed in the typing and screening of blood, organs or stem cells to ensure donor-recipient compatibility for blood transfusion, and organ and stem cell transplantations. The Company operates manufacturing facilities in North America with both direct and third-party distribution arrangements worldwide.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor, Inc., its wholly owned subsidiaries, and a variable interest entity (“VIE”) that is required to be consolidated in accordance with U.S. GAAP (Refer to Note 4 for additional information on our consolidated VIE). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards

Accounting Updates Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of ASU 2016-02 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2017. Early adoption is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2017. This standard is to be applied retrospectively and early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal 2016:

Acquisition of reference lab – On August 3, 2015, the Company completed the asset purchase of a U.S. reference lab for a total cash purchase price of $0.8 million. This acquisition will enable the Company to deliver current Immucor products as a service to customers as well as commercialize newly developed products. The fair values of the acquired assets were $0.3 million for equipment, $0.2 million for identifiable intangible assets and $0.3 million for goodwill. The goodwill is deductible for tax purposes.

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

Acquisition of LIFECODES distribution business – The Company completed the acquisition of the LIFECODES distribution business in India effective August 1, 2014. This acquisition enables the Company to streamline the distribution of its LIFECODES products in that region. The Company acquired the assets of the India distribution business for a total cash purchase price of $0.4 million, of which a total of $0.2 million was paid in both the first and second quarters of fiscal 2015. The purchase price also included a potential earn-out of up to $0.2 million if certain financial targets are met during the two year period ending July 2016.

The operating results of these acquired businesses have been included in the Company’s consolidated results of operations since their dates of acquisition.

3.	OTHER INVESTMENTS

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona Genomics, Inc. (“Sirona”) for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next generation sequencing. As part of the collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and loaned Sirona $9.5 million to fund development efforts of its existing projects. Of the $9.5 million loan, $1.8 million was funded in the third quarter of fiscal 2016. The loan to Sirona bears interest at a market rate. The collaborative arrangement also included the potential for future interest bearing loans from the Company of up to $1.8 million over a two-year period from the date of the arrangement, subject to the achievement of certain development milestones and other terms of the arrangement. The outstanding loan and the warrant asset are both included in Other assets on the Company’s consolidated balance sheet as of February 29, 2016.

Sirona is considered to be a VIE. However, because Sirona retains sole responsibility for and control of the operations of the business and for achieving product commercialization, the Company is not required to consolidate the results of Sirona. The maximum loss exposure associated with this VIE as of February 29, 2016 was $12.0 million, which included the outstanding loan to Sirona of $9.5 million, the amount paid for the warrant of $0.7 million, and the maximum amount of future potential loans that could be required under the arrangement.

In March 2016, the Company exercised its warrant to acquire 100% of the common stock of Sirona. Refer to Note 20 of the consolidated financial statements for additional information.

4.	CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2016, the Company contributed the assets acquired in the Sentilus acquisition to a newly formed company, Sentilus Holdco LLC (“Sentilus LLC”). The Company then distributed its interest in Sentilus LLC via a dividend, indirectly, to IVD Intermediate Holdings A Inc., which is the owner of Immucor’s Parent company, IVD Intermediate Holdings B Inc.

Sentilus LLC will continue developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas. This business was spun-off from Immucor to be able to separately market the anticipated new product offerings that are expected to have application outside of the Company’s current Transfusion and Transplant markets. The book value of the assets and liabilities transferred was $6.0 million. The book value includes assets of $1.0 million of cash, $0.5 million of equipment, $18.8 million of identifiable intangible assets, and $0.1 million of goodwill, and liabilities of $7.2 million of deferred income tax liabilities, and a $7.2 million obligation to Immucor for contingent consideration liabilities.

Sentilus LLC is considered to be a VIE.  Sentilus LLC will be operated as a separate business with Immucor as its only current customer. Sentilus LLC and the Company have entered into management services agreements (the “Management Contracts”) pursuant to which Immucor will provide management, financial, legal and human resource services as well as personnel, materials and business locations to Sentilus LLC in exchange for management fees at Immucor’s cost plus a specified “arms-length” margin (which is subject to periodic adjustment). Immucor’s executive management will control and operate the Sentilus LLC business. Immucor is considered the primary beneficiary of Sentilus LLC because it is managing the Sentilus LLC business and providing the necessary personnel and support to operate the business under the terms of the Management Contracts. Accordingly, the financial results of Sentilus LLC are included in the consolidated financial results of the Company.

The operations of Sentilus LLC will be primarily funded through either additional future dividends from Immucor or from additional capital contributions from IVD Holdings Inc. (“Holdings”), the Parent company of IVD Intermediate Holdings A Inc. The Company could be exposed to a loss related to the Sentilus LLC business if there are expenses which are incurred by the Company on behalf of Sentilus LLC under the terms of the Management Contracts and are not reimbursed.  This risk is deemed unlikely since all of the entities involved in this arrangement are under the common control of Holdings.

The following table includes the carrying amounts and classification of the assets and liabilities of Sentilus LLC that are included in the Company’s consolidated balance sheet as of February 29, 2016 that cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay (amounts in thousands):

ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$1,000		$-
Total current assets	1,000	Total current liabilities	-

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	547	Deferred Income Tax	7,148
Goodwill	105	Obligation to Immucor for contingent consideration liabilities	7,310
Other intangible assets, net	18,822
Total noncurrent assets	19,474	Total noncurrent liabilities	14,458

Total Assets	$20,474	Total Liabilities	$14,458

5.	RELATED PARTY TRANSACTIONS

In connection with the acquisition of Immucor in fiscal 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement and in exchange for on-going consulting and management advisory services that are being provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and nine months ended February 29, 2016, approximately $0.8 million, and $2.4 million, respectively, was recorded for the monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses. In the three months and nine months ended February 28, 2015, $0.9 million, and $2.9 million, respectively, was recorded for these same types of fees and expenses. These expenses are included in general and administrative expenses in the Company’s consolidated statements of operations. As of February 29, 2016 and May 31, 2015, the Company owed $0.8 million and $0.7 million, respectively, to the Sponsor for these fees and expenses.

6.	INVENTORIES, net

Inventories, net are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories, net consist of the following (in thousands):

	As of
	February 29, 2016	May 31, 2015

Raw materials and supplies	$14,029	10,816
Work in process	9,034	9,197
Finished goods	24,781	21,834
	$47,844	41,847

7.	PROPERTY AND EQUIPMENT, net

Property and equipment, net consist of the following (in thousands):

	As of
	February 29, 2016	May 31, 2015

Land	$233	250
Buildings and improvements	2,072	2,494
Leasehold improvements	26,208	25,639
Capital work-in-progress	4,375	6,897
Furniture and fixtures	3,805	3,757
Machinery, equipment and instruments	103,628	94,021
	140,321	133,058
Less accumulated depreciation	(67,533)	(59,484)
Property and equipment, net	$72,788	73,574

Depreciation expense was $3.6 million and $10.7 million in the three months and nine months ended February 29, 2016, respectively, and $4.1 million and $12.9 million in the three months and nine months ended February 28, 2015, respectively. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

8.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of Immucor in the first quarter of fiscal 2012, and the acquisition of various businesses since that date. The following table presents the changes in the carrying amount of goodwill during the nine months ended February 29, 2016 and the fiscal year ended May 31, 2015 (in thousands):

	February 29, 2016	May 31, 2015

Balance at beginning of period	$842,258	851,563
Additions:
Acquisition of businesses	346	432
Foreign currency translation adjustment	(1,763)	(9,737)
Impairment loss	-	-
Balance at end of period	$840,841	842,258

In the first nine months of fiscal year 2016 and in fiscal year 2015, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates, and an increase in goodwill from business acquisitions completed in those periods. As of February 29, 2016 and May 31, 2015, the Company had $160.0 million of accumulated impairment losses on goodwill.

9.	OTHER INTANGIBLE ASSETS, net

Other intangible assets, net consist of the following (in thousands):

		As of
		February 29, 2016			May 31, 2015
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	19	$461,491	(103,219)	358,272	462,534	(86,052)	376,482
Existing technology / trade names	11	315,004	(120,838)	194,166	314,850	(99,565)	215,285
Corporate trade name	15	40,000	(12,088)	27,912	40,000	(10,088)	29,912
Below market leasehold interests	7	1,200	(612)	588	1,200	(557)	643
Other intangibles	4	429	(235)	194	428	(156)	272
Total amortizable assets		818,124	(236,992)	581,132	819,012	(196,418)	622,594

Intangible assets not subject to amortization:
In-process research and development		27,700	-	27,700	27,700	-	27,700
Total non-amortizable assets		27,700	-	27,700	27,700	-	27,700

Other intangible assets, net		$845,824	(236,992)	608,832	846,712	(196,418)	650,294

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months and nine months ended February 29, 2016 was $13.6 million and $40.7 million, respectively, and for the three months and nine months ended February 28, 2015 was $13.6 million and $40.9 million, respectively. Expected amortization expense for the remainder of fiscal year 2016 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2016	$13,597
2017	54,231
2018	54,117
2019	50,193
2020	49,086
2021	49,059

10.	DEFERRED FINANCING COSTS, net

Changes in deferred financing costs, net during the nine months ended February 29, 2016 and the fiscal year ended May 31, 2015 are as follows (in thousands):

	As of
	February 29, 2016	May 31, 2015

Balance at beginning of period	$26,399	33,116
Amortization	(5,327)	(6,717)
Balance at end of period	$21,072	26,399

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the senior secured revolving loan facility which uses the straight line method.

11.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of
	February 29, 2016	May 31, 2015

Term Loan Facility, net of $5,761 and $7,381 debt discounts, respectively	$637,675	641,029
Notes, net of $2,819 and $3,291 debt discounts, respectively	397,181	396,709
Revolving Facility	4,500	-
Capital lease agreements	-	7
	1,039,356	1,037,745
Less current portion, net of debt discounts	(8,878)	(4,469)
Long-term debt, net of current portion	$1,030,478	1,033,276

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

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The Revolving Facility matures on August 19, 2017.

The interest rate on the Term Loan Facility was 5.00% as of February 29, 2016 and May 31, 2015. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.11% for the nine months ended February 29, 2016. During the first nine months of fiscal 2016, the Company borrowed $48.0 million and repaid $43.5 million from our Revolving Facility. The weighted average interest rate on the borrowings from the Revolving Facility during the first nine months of fiscal 2016 was approximately 4.73%. At February 29, 2016, there were $4.5 million of outstanding borrowings under the Revolving Facility and no outstanding letters of credit.

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

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the parent company of Immucor, IVD Intermediate Holdings B Inc. (the “Parent”), and certain of Immucor’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, subject in each case to customary exceptions and exclusions. Neither the assets nor the equity of Sentilus LLC is collateral for the Senior Credit Facility.

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Senior Notes (the “Notes”). The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.70% for the nine months ended February 29, 2016. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for the remainder of fiscal year 2016 and each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2016	$6,159
2017	6,632
2018	6,632
2019	628,513
2020	400,000
$1,047,936

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29 2016	February 28 2015	February 29 2016	February 28 2015

Notes, including OID amortization	$11,285	11,265	33,847	33,792
Term loan facility, including OID amortization	8,685	8,646	26,190	26,265
Amortization of deferred financing costs	1,792	1,674	5,327	4,998
Interest rate swaps and other interest	122	209	487	700
Revolving facility fees and interest	154	157	563	516
Interest accreted on contingent consideration liabilities	291	(158)	861	642

Interest expense	$22,329	21,793	67,275	66,913

12.	DERIVATIVE FINANCIAL INSTRUMENTS

As of February 29, 2016, the Company has an interest rate swap agreement to hedge $70.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into a swap agreement is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, the swap includes a LIBOR floor of 1.25%. The swap agreement hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016. As a result of the agreement, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.91% until September 30, 2016.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of February 29, 2016, approximately $0.3 million of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	February 29, 2016	May 31, 2015

Interest rate swaps (included in other liabilities)	$(269)	(686)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Nine Months Ended
Location of (loss) gain reclassified from AOCI into income	February 29 2016	February 28 2015	February 29 2016	February 28 2015

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(121)	(207)	(489)	(693)
Interest income (expense) (ineffective portion)	$-	-	(1)	(2)

13.	FAIR VALUE

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

	As of February 29, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(269)	-	(269)
Contingent consideration liabilities	$-	-	(19,409)	(19,409)

	As of May 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(686)	-	(686)
Contingent consideration liabilities	$-	-	(18,596)	(18,596)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $12.2 million and $18.4 million of cash and cash equivalents at February 29, 2016 and May 31, 2015, respectively, approximately 26% and 37% was located in the U.S., respectively.

The Company uses derivative financial instruments, primarily in the form of floating-to-fixed interest rate swap agreements, in order to mitigate the risks associated with interest rate fluctuations on the Company’s floating rate indebtedness. The estimated fair value of the Company’s derivative instruments is based on quoted market prices for similar instruments (a level 2 input) and are reflected at fair value in the consolidated balance sheets. The level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets. The Company’s derivative financial instrument liabilities are included in Accrued interest and interest rate swap liability in the Company’s consolidated balance sheets.

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $295.3 million and $588.7 million at February 29, 2016, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $424.3 million and $653.3 million at May 31, 2015, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of February 29, 2016, the Company had $19.4 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the contingent consideration liabilities are summarized in the following table (in thousands):

	Nine Months Ended February 29, 2016	Twelve Months Ended May 31, 2015
Balance at the beginning of the period	$(18,596)	(11,300)
Additions due to acquisitions	-	(6,469)
Payments	48	87
Accretion of fair value	(861)	(914)
Balance at the end of the period	$(19,409)	(18,596)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Nine Months Ended February 29, 2016
Foreign exchange translation adjustment	$(3,949)	(269)	(3,680)
Changes in fair value of cash flow hedges	417	168	249
	$(3,532)	(101)	(3,431)

Nine Months Ended February 28, 2015
Foreign exchange translation adjustment	$(26,246)	1,431	(27,677)
Changes in fair value of cash flow hedges	553	242	311
	$(25,693)	1,673	(27,366)

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	February 29, 2016	May 31, 2015

Cumulative foreign currency translation adjustment	$(42,819)	(39,139)
Change in fair value of cash flow hedges, net of tax	(176)	(425)
Accumulated other comprehensive loss	$(42,995)	(39,564)

15.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, stock options, and stock appreciation rights to key employees and directors under its 2011 Equity Incentive Plan.  The Company granted stock awards with an aggregate fair value of approximately zero and $17.2 million during the three months and nine months ended February 29, 2016 and $0.1 million and $0.7 million during the three months and nine months ended February 28, 2015, respectively. During fiscal 2016, the Compensation Committee approved an increase in the shares eligible for grant under the Company’s 2011 Equity Incentive Plan from 514,631 shares to 808,444 shares, and as of February 29, 2016, a total of 66,166 shares were available for future grants.

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

On September 24, 2015, the Company’s Compensation Committee approved a modification to the Company’s 2011 Equity Incentive Plan (“Plan”) effective November 1, 2015. This modification added an alternative service-based vesting opportunity to all previously granted but unvested performance-based options. On October 16, 2015, the Company’s Compensation Committee approved an additional modification to its Plan that converted all stock appreciation rights granted prior to November 1, 2015 to service-based option awards and performance-based option awards. These awards will vest from the original grant through May 31, 2021. This modification resulted in a total increase in stock-based compensation expense of $4.6 million.

Stock options with service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. Activity for the service-based vesting options was as follows for the nine months ended February 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at May 31, 2015	158,329	$100.00
Granted	531,072	100.00
Exercised	-	-
Forfeited	(21,186)	100.00
Expired or cancelled	(1,910)	100.00
Service-based options outstanding at February 29, 2016	666,305	100.00	8.0	$-

Exercisable at February 29, 2016	146,393	$100.00	6.2	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first nine months of fiscal year 2016 was $25.25.

As of February 29, 2016, there was $11.0 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Stock options with performance-based or market-based vesting conditions

The Company has granted awards that contain either performance-based or market-based conditions. Compensation cost for the performance-based or market-based stock options is recognized based on either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Awards granted which vest upon either the satisfaction of the performance or market conditions were measured based upon the achievement of the market condition during fiscal 2016 since the Company believes that the achievement of the performance conditions are not probable. Activity for the performance-based or market-based options was as follows for the nine months ended February 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance or market-based options outstanding at May 31, 2015	149,329	$100.00
Granted	6,538	100.00
Exercised	-	-
Forfeited	(20,183)	100.00
Expired or cancelled	(101,177)	100.00
Performance or market-based options outstanding at February 29, 2016	34,507	100.00	5.9	$-

Exercisable at February 29, 2016	34,507	$100.00	5.9	$-

(1)     The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the first nine months of fiscal year 2016 was $23.82.

As of February 29, 2016, there was $0.1 million of total unrecognized compensation cost related to nonvested performance-based or market-based vesting conditions awards. This compensation cost is expected to be recognized over a weighted average period of approximately 0.5 years.

Restricted stock units

The fair value of restricted stock is estimated using the Monte Carlo simulation approach described above and is then discounted due to non-marketability. The following is a summary of the changes in non-vested restricted stock units for the first nine months of fiscal year 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2015	2,400	$84.55
Granted	34,566	104.24
Vested	(800)	90.72
Forfeited	-	-
Nonvested restricted stock units outstanding at February 29, 2016	36,166	$103.25

As of February 29, 2016, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 3.3 years.

Stock appreciation rights

As of November 1, 2015, the Company canceled all its existing stock appreciation rights and converted them to service-based and performance-based option awards.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2015	167,000	$1.98
Granted	3,000	1.98
Vested	-	-
Forfeited	(2,600)	1.98
Cancelled/Expired	(167,400)	1.98
Stock appreciation rights outstanding at February 29, 2016	-	$-

The Company recognized expense of $1.3 million and $4.0 million in the three months and nine months ended February 29, 2016 and $0.3 million and $1.8 million in the three months and nine months ended February 28, 2015, respectively, before income tax benefits, for all the Company’s stock awards.

16.	INCOME TAXES

The effective tax rate for the nine months ended February 29, 2016 and February 28, 2015 was 33.7% and -73.0%, respectively.  The difference between the federal statutory rate and the effective tax rate for the nine months ended February 29, 2016 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings, and changes in the U.S. tax law related to the R&D tax credit during the third quarter of fiscal 2016. The difference between the federal statutory rate and the effective tax rate for the nine months ended February 28, 2015 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings. In addition, during the third quarter of fiscal 2015, the Company changed its election with regard to the treatment of its foreign tax credits.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and un-repatriated earnings of each foreign subsidiary. Accordingly, the Company has provided for deferred taxes on future remittances of the un-repatriated earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary in excess of its accumulated and un-repatriated earnings to be permanently reinvested and thus has not recorded a deferred tax liability on that amount.

17.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company determines operating segments in accordance with its internal operating structure, which is organized based upon product groups. Each segment is separately managed and is evaluated primarily upon operating results. The Company has two operating segments, the Transfusion segment and the Transplant & Molecular segment, which have been aggregated into one reportable segment.

The Company manufactures and markets a complete line of diagnostics products and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood and human tissue to enable the most compatible match available between patient and donor. These tests are performed for the purpose of blood transfusion and transplant.

The Company operates in various geographic markets. These geographic markets are comprised of the United States, Europe, Canada and other international markets. The majority of the other international markets are considered Emerging Markets for our business. Our products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Nine Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
Net sales by product group:
Transfusion	$73,589	79,929	235,296	247,950
Transplant & Molecular	15,304	15,676	46,558	46,373
Total	$88,893	95,605	281,854	294,323

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Nine Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
Net sales to customers by geography are as follows:
United States	$57,435	60,205	179,878	179,679
Europe (A)	16,609	18,313	52,517	59,882
Canada	3,233	4,598	11,084	14,200
Other	11,616	12,489	38,375	40,562
Total	$88,893	95,605	281,854	294,323

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	February 29, 2016	May 31, 2015
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$52,806	52,764
Europe (B)	14,059	14,542
Canada	3,483	4,029
Other (C)	2,440	2,239
Total	$72,788	73,574

	As of
	February 29, 2016	May 31, 2015
Concentration of net assets by geography:
United States	$218,636	241,522
Europe	99,135	100,071
Canada	26,274	30,274
Other (C)	12,577	11,814
Total	$356,622	383,681

(A) - Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to any individual customer did not equal or exceed 10% of our net sales during the three months and nine months ended February 29, 2016, or during the three months and nine months ended February 28, 2015.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company has certain outstanding indebtedness that is guaranteed by its U.S. subsidiaries. However, the indebtedness is not guaranteed by the Company’s foreign subsidiaries or its consolidated variable interest entity. The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented.

Refer to Note 4 for information on assets and liabilities of Sentilus LLC, a consolidated variable interest entity, that are included in the Company’s consolidated balance sheet as of February 29, 2016. These assets and liabilities cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay. Accordingly, the condensed consolidated financial information reflects the activity of Sentilus LLC under the Non-Guarantors heading. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

February 29, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,680	(518)	10,028	-	12,190
Accounts receivable, net	26,717	6,463	26,790	-	59,970
Intercompany receivable	81,485	23,737	14,788	(120,010)	-
Inventories, net	21,779	15,917	12,086	(1,938)	47,844
Deferred income tax assets, current portion	2,511	2,254	508	748	6,021
Prepaid expenses and other current assets	3,864	419	5,534	-	9,817
Total current assets	139,036	48,272	69,734	(121,200)	135,842

PROPERTY AND EQUIPMENT, net	39,582	12,677	20,529	-	72,788
INVESTMENT IN SUBSIDIARIES	209,211	5,020	3,019	(217,250)	-
GOODWILL	744,045	47,985	48,811	-	840,841
OTHER INTANGIBLE ASSETS, net	502,355	56,081	50,396	-	608,832
DEFERRED FINANCING COSTS, net	21,072	-	-	-	21,072
OTHER ASSETS	23,877	234	444	(7,250)	17,305
Total assets	$1,679,178	170,269	192,933	(345,700)	1,696,680

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,485	3,641	4,429	-	17,555
Intercompany payable	10,709	98,863	10,438	(120,010)	-
Accrued interest and interest rate swap liability	7,764	-	-	-	7,764
Accrued expenses and other current liabilities	9,098	5,013	5,392	-	19,503
Income taxes payable	30,050	(30,092)	3,150	-	3,108
Deferred revenue, current portion	1,540	-	1,116	-	2,656
Current portion of long term debt, net of debt discounts	8,878	-	-	-	8,878
Total current liabilities	77,524	77,425	24,525	(120,010)	59,464

LONG TERM DEBT, net of debt discounts	1,030,478	-	-	-	1,030,478
DEFERRED INCOME TAX LIABILITIES	203,432	(194)	16,113	-	219,351
OTHER LONG-TERM LIABILITIES	16,885	12,583	8,547	(7,250)	30,765
Total liabilities	1,328,319	89,814	49,185	(127,260)	1,340,058
EQUITY:
Shareholders' equity of Immucor, Inc.	350,859	80,455	137,985	(218,440)	350,859
Noncontrolling interest	-	-	5,763	-	5,763
Total equity	350,859	80,455	143,748	(218,440)	356,622
Total liabilities and equity	$1,679,178	170,269	192,933	(345,700)	1,696,680

IMMUCOR, INC.

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

Statements of Operations for the Quarter

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 29, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$57,913	14,370	32,288	(15,678)	88,893
COST OF SALES (exclusive of amortization shown separately below)	20,150	8,527	21,132	(15,679)	34,130
GROSS PROFIT	37,763	5,843	11,156	1	54,763

OPERATING EXPENSES:
Research and development	2,970	3,785	408	(253)	6,910
Selling and marketing	5,745	2,242	5,264		13,251
Distribution	2,288	333	1,534		4,155
General and administrative	8,588	1,289	1,929	(27)	11,779
Amortization expense	11,972	1,082	521		13,575
Total operating expenses	31,563	8,731	9,656	(280)	49,670

INCOME (LOSS) FROM OPERATIONS	6,200	(2,888)	1,500	281	5,093

NON-OPERATING (EXPENSE) INCOME:
Interest income	105		54	(111)	48
Interest expense	(22,253)	(118)	(69)	111	(22,329)
Other, net	4,086	92	(4,215)	(280)	(317)
Total non-operating expense	(18,062)	(26)	(4,230)	(280)	(22,598)

(LOSS) INCOME BEFORE INCOME TAXES	(11,862)	(2,914)	(2,730)	1	(17,505)
(BENEFIT) PROVISION FOR INCOME TAXES	(7,727)	(1,045)	(73)		(8,845)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(4,135)	(1,869)	(2,657)	1	(8,660)
Net Income (Loss) of consolidated subsidiaries	(4,288)			4,288	-
NET (LOSS) INCOME	(8,423)	(1,869)	(2,657)	4,289	(8,660)
Net loss attributable to noncontrolling interest			(237)		(237)
NET LOSS ATTRIBUTABLE TO IMMUCOR, INC.	$(8,423)	(1,869)	(2,420)	4,289	(8,423)

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$63,013	14,119	37,015	(18,542)	95,605
COST OF SALES (exclusive of amortization shown separately below)	18,743	9,410	24,360	(18,542)	33,971
GROSS PROFIT	44,270	4,709	12,655	-	61,634

OPERATING EXPENSES:
Research and development	3,087	4,019	174	-	7,280
Selling and marketing	5,973	2,431	5,109	-	13,513
Distribution	2,772	450	1,764	-	4,986
General and administrative	6,056	963	2,343	-	9,362
Amortization expense	11,973	1,079	563	-	13,615
Total operating expenses	29,861	8,942	9,953	-	48,756

INCOME (LOSS) FROM OPERATIONS	14,409	(4,233)	2,702	-	12,878

NON-OPERATING (EXPENSE) INCOME:
Interest income	23	-	44	(25)	42
Interest expense	(21,664)	(136)	(18)	25	(21,793)
Other, net	173	(349)	353	-	177
Total non-operating (expense) income	(21,468)	(485)	379	-	(21,574)

(LOSS) INCOME BEFORE INCOME TAXES	(7,059)	(4,718)	3,081	-	(8,696)
PROVISION (BENEFIT) FOR INCOME TAXES	31,448	(1,560)	856	-	30,744
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(38,507)	(3,158)	2,225	-	(39,440)
Net (loss) income of consolidated subsidiaries	(933)	-	-	933	-
NET (LOSS) INCOME	$(39,440)	(3,158)	2,225	933	(39,440)

Statements of Operations for the Nine Month periods

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 29, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$185,196	43,423	102,718	(49,483)	281,854
COST OF SALES (exclusive of amortization shown separately below)	62,491	26,605	67,047	(49,483)	106,660
GROSS PROFIT	122,705	16,818	35,671	-	175,194

OPERATING EXPENSES:
Research and development	8,919	11,088	746	(253)	20,500
Selling and marketing	18,820	7,745	15,492	-	42,057
Distribution	7,224	1,056	4,689	-	12,969
General and administrative	22,683	4,117	6,360	(27)	33,133
Amortization expense	35,916	3,238	1,591	-	40,745
Total operating expenses	93,562	27,244	28,878	(280)	149,404

INCOME (LOSS) FROM OPERATIONS	29,143	(10,426)	6,793	280	25,790

NON-OPERATING (EXPENSE) INCOME:
Interest income	183	-	114	(165)	132
Interest expense	(66,997)	(350)	(93)	165	(67,275)
Other, net	5,046	(154)	(4,978)	(280)	(366)
Total non-operating expense	(61,768)	(504)	(4,957)	(280)	(67,509)

(LOSS) INCOME BEFORE INCOME TAXES	(32,625)	(10,930)	1,836	-	(41,719)
(BENEFIT) PROVISION FOR INCOME TAXES	(11,612)	(3,833)	1,399		(14,046)
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(21,013)	(7,097)	437	-	(27,673)
Net Income (Loss) of consolidated subsidiaries	(6,423)			6,423	-
NET (LOSS) INCOME	(27,436)	(7,097)	437	6,423	(27,673)
Net loss attributable to noncontrolling interest		-	(237)		(237)
NET LOSS ATTRIBUTABLE TO IMMUCOR, INC.	$(27,436)	(7,097)	674	6,423	(27,436)

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

NET SALES	$190,662	42,175	116,637	(55,151)	294,323
COST OF SALES (exclusive of amortization shown separately below)	59,702	27,403	74,617	(55,151)	106,571
GROSS PROFIT	130,960	14,772	42,020	-	187,752

OPERATING EXPENSES:
Research and development	8,484	12,385	605	-	21,474
Selling and marketing	18,807	7,624	17,511	-	43,942
Distribution	8,167	1,239	5,936	-	15,342
General and administrative	20,345	3,231	7,367	-	30,943
Amortization expense	35,915	3,232	1,801	-	40,948
Total operating expenses	91,718	27,711	33,220	-	152,649

INCOME (LOSS) FROM OPERATIONS	39,242	(12,939)	8,800	-	35,103

NON-OPERATING (EXPENSE) INCOME:
Interest income	41	-	167	(77)	131
Interest expense	(66,553)	(383)	(54)	77	(66,913)
Other, net	587	(436)	314	-	465
Total non-operating (expense) income	(65,925)	(819)	427	-	(66,317)

(LOSS) INCOME BEFORE INCOME TAXES	(26,683)	(13,758)	9,227	-	(31,214)
PROVISION (BENEFIT) FOR INCOME TAXES	25,044	(5,035)	2,774	-	22,783
NET (LOSS) INCOME BEFORE EARNINGS OF CONSOLIDATED SUBSIDIARIES	(51,727)	(8,723)	6,453	-	(53,997)
Net (Loss) income of consolidated subsidiaries	(2,270)	-	-	2,270	-
NET (LOSS) INCOME	$(53,997)	(8,723)	6,453	2,270	(53,997)

Statements of Cash Flows for the Nine Month periods

IMMUCOR, INC.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Nine Months Ended February 29, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$10,666	1,423	(1,600)	(3,648)	6,841
Net cash provided by (used in) investing activities	(8,860)	(1,671)	3,890	(6,009)	(12,650)
Net cash provided by (used in) financing activities	(6,475)	(7)	(3,517)	9,517	(482)
Effect of exchange rate changes on cash and cash equivalents	269	-	(291)	140	118
Decrease in cash and cash equivalents	(4,400)	(255)	(1,518)	-	(6,173)
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$2,680	(518)	10,028	-	12,190

IMMUCOR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Nine Months Ended February 28, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$304	1,486	1,447	(445)	2,792
Net cash used in investing activities	(10,188)	(1,582)	(7,445)	-	(19,215)
Net cash provided by (used in) financing activities	8,025	(18)	(324)	324	8,007
Effect of exchange rate changes on cash and cash equivalents	(1,338)	-	(2,497)	121	(3,714)
Decrease in cash and cash equivalents	(3,197)	(114)	(8,819)	-	(12,130)
Cash and cash equivalents at beginning of period	4,863	(409)	19,167	-	23,621
Cash and cash equivalents at end of period	$1,666	(523)	10,348	-	11,491

19.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

Purchase commitments made in the normal course of business were $48.0 million as of February 29, 2016. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of February 29, 2016 (in thousands):

Year ended May 31:
2016	$10,720
2017	21,660
2018	4,405
2019	4,344
2020	4,291
Thereafter	2,567
$47,987

20.	SUBSEQUENT EVENTS

On March 4, 2016, the Company exercised its warrant and acquired 100% of the common stock of Sirona Genomics, Inc. (“Sirona”).  The cash paid for the Sirona business was $14.4 million. Immucor has been in a collaborative arrangement with Sirona since October 2014 for the development and commercialization of a next generation sequencing HLA typing product for transplant diagnostics. Sirona will be included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal year 2016.

On April 5, 2016, the Company announced a plan to consolidate its LIFECODES facilities to simplify the operations, improve the processes, and reduce expenses of its Transplant business. The plan includes closing the Company’s Stamford, CT facility and moving most of the activity to the Company’s Waukesha, WI site with a target completion date of April 30, 2017.

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

We operate in various geographic markets. These geographic markets are comprised of the United States, Europe, Canada and other international markets. The majojrity of the other international markets are considered Emerging Markets for our business.

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

Business Highlights of fiscal year 2016:

●	New product launch in Transplant business –

o

In the third quarter of fiscal year 2016, we expanded our product offerings to include MIA FORATM, a next generation sequencing (“NGS”) product for high resolution human leukocyte antigen (“HLA”) typing that provides accurate, comprehensive coverage of 11 HLA genes. MIA FORA, which was developed in collaboration with Sirona Genomics (“Sirona”), is comprised of sample preparation reagents and bioinformatic software that, together, deliver high resolution DNA typing results for transplant patients. We believe MIA FORA will expand our presence in transplant diagnostics, particularly in bone marrow typing, where our market share has historically been small. We believe the Transplant business provides a significant growth opportunity for our business.

●	Acquisitions/Investments –

o

On March 4, 2016, we exercised our warrant to acquire 100% of the common stock of Sirona for a total of $14.4 million paid in cash. We have collaborated with Sirona on the development and commercialization of NGS product offerings since October 2014.

●	Operations –

o

On April 5, 2016, we announced a plan to consolidate our LIFECODES facilities to simplify our operations, improve the processes, and reduce expenses of our Transplant business. The plan includes closing our Stamford, CT facility and moving most of the activity to our Waukesha, WI site with a target completion date of April 30, 2017. We anticipate that the costs involved in closing this facility will be recovered within approximately 18 months.

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period (in thousands of dollars, except percentages).

	Three Months Ended
	February 29	February 28	Change
	2016	2015	Amount	%

Net sales	$88,893	95,605	(6,712)	(7.0)
Cost of sales (*)	34,130	33,971	159	0.5
Gross profit	54,763	61,634	(6,871)	(11.1)

Operating expenses:
Research and development	6,910	7,280	(370)	(5.1)
Selling and marketing	13,251	13,513	(262)	(1.9)
Distribution	4,155	4,986	(831)	(16.7)
General and administrative	11,779	9,362	2,417	25.8
Amortization expense	13,575	13,615	(40)	(0.3)
Total operating expenses	49,670	48,756	914	1.9

Income from operations	5,093	12,878	(7,785)	(60.5)

Non-operating (expense) income:
Interest income	48	42	6	14.3
Interest expense	(22,329)	(21,793)	(536)	2.5
Other, net	(317)	177	(494)	(279.1)
Total non-operating net expense	(22,598)	(21,574)	(1,024)	4.7

Loss before income taxes	(17,505)	(8,696)	(8,809)	101.3
(Benefit) provision for income taxes	(8,845)	30,744	(39,589)	(128.8)
Net loss	(8,660)	(39,440)	30,780	(78.0)
Net loss attributable to noncontrolling interest	(237)	-	(237)	**
Net loss attributable to Immucor, Inc.	$(8,423)	(39,440)	31,017	(78.6)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

	Nine Months Ended
	February 29	February 28	Change
	2016	2015	Amount	%

Net sales	$281,854	294,323	(12,469)	(4.2)
Cost of sales (*)	106,660	106,571	89	0.1
Gross profit	175,194	187,752	(12,558)	(6.7)

Operating expenses:
Research and development	20,500	21,474	(974)	(4.5)
Selling and marketing	42,057	43,942	(1,885)	(4.3)
Distribution	12,969	15,342	(2,373)	(15.5)
General and administrative	33,133	30,943	2,190	7.1
Amortization expense	40,745	40,948	(203)	(0.5)
Total operating expenses	149,404	152,649	(3,245)	(2.1)

Income from operations	25,790	35,103	(9,313)	(26.5)

Non-operating (expense) income:
Interest income	132	131	1	0.8
Interest expense	(67,275)	(66,913)	(362)	0.5
Other, net	(366)	465	(831)	**
Total non-operating net expense	(67,509)	(66,317)	(1,192)	1.8

Loss before income taxes	(41,719)	(31,214)	(10,505)	33.7
(Benefit) provision for income taxes	(14,046)	22,783	(36,829)	(161.7)
Net loss	(27,673)	(53,997)	26,324	(48.8)
Net loss attributable to noncontrolling interest	(237)	-	(237)	**
Net loss attributable to Immucor, Inc.	$(27,436)	(53,997)	26,561	(49.2)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three Months Ended February 29, 2016 and February 28, 2015:

Net sales were $88.9 million for the three months ended February 29, 2016 as compared with $95.6 million for the three months ended February 28, 2015. The changes in net sales are described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Three Months Ended
	February 29	February 28	Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$73,589	79,929	(6,340)	(7.9)
Transplant & Molecular	15,304	15,676	(372)	(2.4)
Total	$88,893	95,605	(6,712)	(7.0)

Transfusion: Net sales of our Transfusion products for the three months ended February 29, 2016 were $73.6 million as compared with $79.9 million for the three months ended February 28, 2015, a decrease of $6.3 million, or 7.9%. Transfusion product net sales were lower in the third quarter of fiscal year 2016 as compared with the third quarter of fiscal year 2015 mainly due to an unfavorable change in foreign currency exchange rates on our international operations in the third quarter of fiscal year 2016, and a decrease in the number of ship cycles in that period. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the third quarter of fiscal year 2016 were lower by 1.6% when compared with the third quarter of fiscal year 2015 with weakness in Canada and European markets associated with the challenging performance of these economies. Sales in the U.S. and the Emerging Markets were slightly higher year-over-year.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the three months ended February 29, 2016 were $15.3 million as compared with $15.7 million for the three months ended February 28, 2015, a decrease of $0.4 million, or 2.4%. This decrease in net sales was primarily due to an unfavorable change in foreign currency exchange rates on our international operations in the third quarter of fiscal year 2016. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the third quarter of fiscal year 2016 were higher by approximately 0.5% when compared with the third quarter of fiscal year 2015. This increase was mainly due to higher sales of our PreciseTypeTM HEA (human erythrocyte antigen) molecular immunohematology test in the U.S. market, which generated record sales in the third quarter of fiscal year 2016.

Gross profit decreased by $6.9 million for the three months ended February 29, 2016 as compared with the three months ended February 28, 2015, or 11.1%, and gross profit as a percentage of consolidated net sales declined from 64.5% to 61.6%. The lower gross profit, and gross profit percentage, was mainly due to unfavorable changes in foreign currency exchange rates, higher net sales of lower margin products, and additional costs related to the start-up of our newly acquired reference lab business, in the third quarter of fiscal year 2016 as compared with the third quarter of fiscal year 2015.

Research and development expenses were $6.9 million for the three months ended February 29, 2016 as compared with $7.3 million for the three months ended February 28, 2015, a decrease of $0.4 million, or 5.1%. The decrease was primarily due to lower depreciation expense in the third quarter of fiscal year 2016 as certain capital assets related to research and development efforts were fully depreciated as of the fourth quarter of fiscal year 2015.

Selling and marketing expenses were $13.2 million for the three months ended February 29, 2016 as compared with $13.5 million for the three months ended February 28, 2015, a decrease of $0.3 million, or 1.9%. The decrease in selling and marketing expenses was primarily attributable to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the third quarter of fiscal year 2016, and lower selling expenses partially offset by an increase in share-based compensation costs and higher regulatory fees. Registration fees are higher in the third quarter of fiscal year 2016 as compared with the same period in the prior year as we continue to register more products globally to expand our market footprint.

Distribution expenses were $4.2 million for the three months ended February 29, 2016 as compared with $5.0 million for the three months ended February 28, 2015, a decrease of $0.8 million, or 16.7%. The decrease in distribution expenses was primarily due to a lower volume of shipments and a more favorable effect of changes in foreign currency exchange rates on our international expenses in the third quarter of fiscal year 2016.

General and administrative expenses were $11.8 million for the three months ended February 29, 2016 as compared with $9.4 million for the three months ended February 28, 2015, an increase of $2.4 million, or 25.8%. The increase in general and administrative expenses was mainly due to higher legal costs related to the spin-off of Sentilus LLC, the acquisition of Sirona, and higher one-time fees related to staffing changes.

Amortization expense was comparable for the three months ended February 29, 2016 and the three months ended February 28, 2015.

Non-operating net expense was $22.6 million for the three months ended February 29, 2016 as compared with $21.6 million for the three months ended February 28, 2015, an increase of $1.0 million, or 4.7%. The increase in non-operating net expense was mainly due to an increase in interest expense partially offset by a less favorable change in the exchange gains and losses in the third quarter of fiscal year 2016 as compared with the third quarter of fiscal year 2015. Interest expense increased primarily due to higher accretion recorded of our contingent consideration liabilities because the prior year was reduced by an adjustment recorded in the third quarter of fiscal 2015 to adjust interest accreted on the contingent consideration liabilities through that period.

The effective tax rate for the three months ended February 29, 2016 and for the three months ended February 28, 2015 was 50.5% and -353.5%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarter ended February 29, 2016 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings, and changes in the U.S. tax law related to the R&D tax credit during the third quarter of fiscal 2016. The difference between the federal statutory rate and the effective tax rate for the quarter ended February 28, 2015 was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory rate and the impact of recording U.S. income taxes associated with the future remittance of its un-repatriated foreign earnings. In addition, during the third quarter of fiscal year 2015, the Company changed its election with regard to the treatment of its foreign tax credits.

Nine Months Ended February 29, 2016 and February 28, 2015:

Net sales were $281.8 million for the nine months ended February 29, 2016 as compared with $294.3 million for the nine months ended February 28, 2015, a decrease of $12.5 million, or 4.2%. This decrease in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Nine Months Ended
	February 29	February 28	Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$235,296	247,950	(12,654)	(5.1)
Transplant & Molecular	46,558	46,373	185	0.4
Total	$281,854	294,323	(12,469)	(4.2)

Transfusion: Net sales of our Transfusion products for the nine months ended February 29, 2016 were $235.3 million as compared with $248.0 million for the nine months ended February 28, 2015, a decrease of $12.7 million, or 5.1%. This decrease in net sales was mainly due to an unfavorable effect of changes in foreign currency exchange rates on our international operations in the first nine months of fiscal year 2016 as compared with the same period in fiscal year 2015. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales in the first nine months of fiscal year 2016 were lower by 1.6 % when compared with the first nine months of fiscal year 2015 with lower sales in the US, Canada and Europe partially offset by higher sales in the Emerging Markets.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the nine months ended February 29, 2016 were $46.6 million as compared with $46.4 million for the nine months ended February 28, 2015, an increase of $0.2 million, or 0.4%. After adjusting for the impact of foreign currency exchange rate fluctuations, net sales in the first nine months of fiscal year 2016 were higher by approximately 6.1% as compared with the first nine months of fiscal year 2015. This increase in net sales was primarily due to higher sales of our PreciseTypeTM HEA molecular immunohematology product in the U.S. market since its approval for commercial use at the end of fiscal year 2014. Net sales of our Transplant products are also higher, mainly in the Emerging Markets and Europe, in the first nine months of fiscal year 2016 as compared with the same period of fiscal year 2015, as we continue to make progress in penetrating those markets.

Gross profit decreased by $12.6 million for the nine months ended February 29, 2016 as compared with the nine months ended February 28, 2015, or 6.7%, and gross profit as a percentage of consolidated net sales declined from 63.8% to 62.2%. The lower gross profit, and gross profit percentage, was mainly due to unfavorable changes in foreign currency exchange rates, and additional costs related to the start-up of our newly acquired reference lab business in the first nine months of fiscal year 2016 as compared with the first nine months of fiscal year 2015, partially offset by a more favorable product mix.

Research and development expenses were $20.5 million for the nine months ended February 29, 2016 as compared with $21.5 million for the nine months ended February 28, 2015. The decrease of $1.0 million, or 4.5% was primarily due to the timing of expenses related to certain research and development activities and to lower depreciation expense in fiscal year 2016 as certain capital assets related to research and development efforts were fully depreciated as of the fourth quarter of fiscal year 2015.

Selling and marketing expenses were $42.1 million for the nine months ended February 29, 2016 as compared with $44.0 million for the nine months ended February 28, 2015. The decrease in selling and marketing expenses of $1.9 million, or 4.3%, was primarily attributable to a more favorable effect of changes in foreign currency exchange rates on our international expenses in the first nine months of fiscal year 2016. Registration fees are higher in the first nine months of fiscal year 2016 as compared with the same period in the prior year as we continue to register more products globally to expand our market footprint.

Distribution expenses were $13.0 million for the nine months ended February 29, 2016 as compared with $15.3 million for the nine months ended February 28, 2015, a decrease of $2.4 million, or 15.5%. The decrease in distribution expenses was primarily due to a lower volume of shipments in the first nine months of fiscal year 2016, and a reduction in freight expenses and other cost benefits realized from the strategic initiative introduced in fiscal year 2015 which reduced distribution costs on a long-term basis at our international locations. Distribution expenses were also lower in the first nine months of fiscal year 2016 as a result of a more favorable effect of change in foreign currency exchange rates on our international expenses.

General and administrative expenses were $33.1 million for the nine months ended February 29, 2016 as compared with $30.9 million for the nine months ended February 28, 2015. The increase in general and administrative expenses of $2.2 million, or 7.1%, was mainly due to higher transaction costs and share-based compensation costs. These increases were partially offset by a more favorable effect of change in foreign currency exchange rates on our international expenses in the first nine months of fiscal year 2016.

Amortization expense was $40.7 million for the nine months ended February 29, 2016 as compared with $40.9 million for the nine months ended February 28, 2015, a decrease of $0.2 million, or 0.5%. The decrease was primarily due to a more favorable effect of changes in foreign currency exchange rates on our international expenses.

Non-operating net expense was $67.5 million for the nine months ended February 29, 2016 as compared with $66.3 million for the nine months ended February 28, 2015, an increase of $1.2 million, or 1.8%.  This increase in non-operating net expense was mainly due to an unfavorable change in exchange gains and losses recorded in the first nine months of fiscal year 2016 as compared with the first nine months of fiscal year 2015. Interest expense recorded for the same periods also increased primarily due to an increase in amortization expense of deferred financing costs and accretion recorded on our contingent consideration liabilities.

The effective tax rate for the nine months ended February 29, 2016 and February 28, 2015 was 33.7% and -73.0%, respectively.  The difference between the federal statutory rate and the effective tax rate for the nine months ended February 29, 2016 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings, and changes in the U.S. tax law related to the R&D tax credit during the third quarter of fiscal 2016. The difference between the federal statutory rate and the effective tax rate for the nine months ended February 28, 2015 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with future remittances of un-repatriated foreign earnings. In addition, during the third quarter of fiscal 2015, the Company changed its election with regard to the treatment of its foreign tax credits.

Future Trends

With the acquisition of the Sirona business on March 4, 2016, and a plan to continue the development efforts of its existing projects, we expect that our research and development expenses will increase proportionally beginning in the fourth quarter of fiscal year 2016. Refer to Notes 3 and 20 of the consolidated financial statements for additional information on the Sirona acquisition.

With the plan to consolidate our LIFECODES facilities, and the closure of our Stamford, CT operation by April 2017, we expect that our operating expenses will increase in the near-term, but will be recovered within approximately 18 months.

Fluctuations in Foreign Currency Exchange Rates

Certain of the foreign markets in which we operate have experienced significant fluctuations in foreign currency exchange rates during fiscal year 2015 which have negatively impacted our consolidated operating results and balance sheet in the third quarter and first nine months of fiscal year 2016 as compared with the same periods of fiscal year 2015. In fiscal year 2016, these foreign markets have continued to experience fluctuations in foreign currency exchange rates which could continue in future periods and cause a decline in expected future consolidated operating results, balance sheet and cash flows.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the U.S. GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months and nine months ended February 29, 2016 and February 28, 2015 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015

Net loss	$(8,660)	(39,440)	(27,673)	(53,997)
Interest expense (income), net	22,281	21,751	67,143	66,782
Income tax (benefit) provision	(8,845)	30,744	(14,046)	22,783
Depreciation and amortization	17,200	17,713	51,417	53,843
EBITDA	21,976	30,768	76,841	89,411

Adjustments to EBITDA:
Stock-based compensation (i)	1,265	334	4,045	1,800
Acquisition expenses, net (ii)	879	373	950	2,164
Sponsor fee (iii)	825	903	2,428	2,934
Non-cash impact of purchase accounting (iv)	112	110	339	331
Certain non-recurring expenses and other (v)	4,188	2,198	10,959	8,619
Adjusted EBITDA	$29,245	34,686	95,562	105,259

i.	Represents non-cash stock-based compensation.
ii.	Represents non-recurring items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with the Sponsor.
iv.	Represents non-cash expenses, such as deferred rent expense.
v.	Represents non-recurring or non-cash items not included in captions above including personnel and business optimization costs.
vi.	Results for the three and nine months ended February 29, 2016 include the operations of Sentilus LLC

Under the Revolving Facility, the senior secured leverage ratio is the sole financial covenant. We believe the future directional trend of this ratio will provide valuable insight to understanding our operational performance and financial position with respect to our debt obligations. The senior secured leverage ratio is defined by our credit agreement governing the Senior Credit Facilities as consolidated senior secured net debt divided by the total of the last twelve months Adjusted EBITDA. Adjusted EBITDA used in this leverage ratio is calculated in a similar manner to that included in the table presented above, except that it includes certain additional adjustments such as projected cost savings and synergies calculated on a pro forma basis that we expect to realize in future periods related to actions already taken or expected to be taken within twelve months of the end of the applicable period and excludes the operations of Sentilus LLC, which is not included in the bank calculation.

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

As of February 29, 2016, we were in compliance with our senior secured net leverage ratio covenant.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first nine months of fiscal year 2016, our cash and cash equivalents decreased by $6.2 million to $12.2 million as of February 29, 2016. The decrease was primarily due to investments in new businesses, additional property and equipment, and an additional loan to Sirona of $4.9 million, as well as repayments of our long-term debt of $5.0 million in the first nine months of fiscal year 2016. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $6.8 million and $4.5 million of borrowings from our Revolving Facility. The cash balance at February 29, 2016 includes cash of $9.0 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first nine months of fiscal year 2015, our cash and cash equivalents decreased by $12.1 million to $11.5 million as of February 28, 2015. The decrease was primarily due to $19.2 million of cash used for investments in new businesses, the Sirona collaboration, and additional property and equipment in the first nine months of fiscal year 2015. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $2.8 million and $8.0 million of net cash received from financing activities due to $13 million on our Revolving Facility and repaid long-term debt of $5.0 million in the first nine months of fiscal year 2015.

Operating activities

Operating activities provided $6.8 million of cash and cash equivalents in the first nine months of fiscal year 2016 as compared with $2.8 million of cash provided by operating activities in the first nine months of fiscal year 2015. The increase in cash provided by operating activities was mainly due to improvements in working capital management, including higher collections on outstanding receivables partially offset by additional cash used to fund purchases of inventory during the first nine months of fiscal year 2016.

Investing activities

In the first nine months of fiscal year 2016, we used $7.1 million of cash to purchase property and equipment and to upgrade certain financial and operating systems, $4.9 million to fund an additional loan to Sirona, and $0.8 million to acquire the assets of a Reference Lab. In the first nine months of fiscal year 2015, we used $7.5 million of cash to purchase property and equipment, upgrade certain financial systems and implement a new financial consolidations application, $5.3 million to fund the original investment in the Sirona collaboration, and $6.4 million for investments in new businesses.

Financing activities

In the first nine months of fiscal year 2016, we used cash from financing activities of $5.0 million for repayments of our long-term debt. We also borrowed $48.0 million and repaid $43.5 million from our Revolving Facility, and had $4.5 million outstanding under our Revolving Facility as of February 29, 2016. In the first nine months of fiscal year 2015, we used cash from financing activities of $5.0 million for repayments of our long-term debt, and we borrowed $49.5 million from our Revolving Facility and repaid $36.5 million, with $13.0 million outstanding under our Revolving Facility.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.6 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of February 29, 2016, we had principal of $1,043.4 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and $4.5 million outstanding on the Revolving Facility. Our net total available borrowings under our Revolving Facility were $95.5 million as of February 29, 2016.

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

On March 4, 2016, we exercised our warrant to acquire 100% of the common stock of Sirona Genomics, Inc. (“Sirona”) and paid a total of $14.4 million in cash. Refer to Notes 3 and 20 of our consolidated financial statements for additional information on the Sirona collaboration.

We and our officers, directors, employees, subsidiaries, affiliates, including IVD Holdings, Inc. (our indirect parent company), or directors, subsidiaries, stockholders or affiliates of IVD Holdings, Inc., may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Commitments and Contractual Obligations

As of February 29, 2016, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of February 29, 2016.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2016, there have been no material changes regarding our market risk position from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2015.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan

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

IMMUCOR, INC.

(Registrant)

Date: April 11, 2016	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2016	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer
(Principal Financial and Accounting Officer)