Form 10-K
period 2016-05-31
IMMUCOR INC
filed 2016-08-22
CIK 736822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
X	THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2016
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

As of August 22, 2016, there were 100 shares of common stock outstanding.

Table Of Contents

Part I

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	[Reserved]	17

Part II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	20
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements And Supplementary Data	31
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	77
Item 9A.	Controls And Procedures	78
Item 9B.	Other Information	78

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	81
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	91
Item 13.	Certain Relationships And Related Transactions, And Director Independence	92
Item 14.	Principal Accountant Fees And Services	93

Part IV

Item 15.	Exhibits And Financial Statement Schedules	94

Signatures		97

Ex-21	Subsidiaries Of The Registrant
Ex-31.1	Certificate Of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Ex-31.2	Certificate Of Principal Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Ex-32.1	Certificate of Principal Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
Ex-32.2	Certificate of Principal Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 202

FORWARD – LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other statements that are not related to present facts or current conditions or that are not purely historical. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including our examination of operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ include but are not limited to:

•	our substantial indebtedness;
•	lower industry blood demand;
•	lower than expected demand for our instruments;
•	the decision of customers to defer capital spending;
•	the failure of customers to efficiently integrate our products into their operations;
•	the rate of adoption by customers of new technologies and products;
•	increased competition;
•	product development, manufacturing and regulatory obstacles;
•	the failure to successfully integrate and capitalize on past or future acquisitions;
•	general economic conditions; and
•	other risks and uncertainties discussed in this report, particularly in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Organ-i

On May 30, 2014, we completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offerings for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price to acquire this business was $12.0 million which was funded from cash flows from operating activities.

Sentilus

On October 1, 2014, we completed the acquisition of Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Among other uses, Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for our transfusion diagnostics business. The total purchase price of the Sentilus business was $6.0 million which was paid in cash.

In February 2016, we contributed the assets acquired in the Sentilus acquisition to a newly formed company, Sentilus Holdco LLC (“Sentilus LLC”). We then distributed our interest in Sentilus LLC via a dividend, indirectly, to IVD Intermediate Holdings A Inc., which is the owner of Immucor’s Parent company, IVD Intermediate Holdings B Inc. Sentilus LLC is considered to be a variable interest entity.  Accordingly, the financial results of Sentilus LLC are included in the consolidated financial results of the Company.

Sirona

On March 4, 2016, we completed the acquisition of Sirona Genomics, Inc. (“Sirona”). Sirona was a privately-held company focused on developing human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offerings using next generation sequencing. The total purchase price of the Sirona business was $14.4 million which was funded from cash flows from operating activities and our revolving debt facility.

Prior to March 2016, Sirona was a variable interest entity that was not consolidated with our financial results. We entered into a collaborative arrangement with Sirona for the commercialization of its HLA product offerings on October 3, 2014.

Reference lab (“Immucor DX”)

On August 3, 2015, we completed the asset purchase of a U.S. reference lab for a total cash purchase price of $0.8 million. Immucor DX is an independent clinical laboratory providing diagnostic testing services. The Immucor DX service leverages Immucor’s expertise and allows us to offer our products as a service to our laboratory customers as well as clinicians. The total cash purchase price to acquire this business was $0.8 million which was funded from cash flows from operating activities.

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

We believe our customers, whether a hospital, a donor center or a reference laboratory, are able to realize significant economic benefits while improving patient safety from adopting our automation. When moving from manual testing to automation, our instrumentation can allow customers to reduce headcount and/or overtime in the blood bank, which can be especially beneficial in the U.S. given the current shortage of qualified blood bank technologists. Given the reduction in both human and economic capital, we estimate that our instruments have an average payback period of one year or less, depending on the size of the lab. We also believe the features and functionality of our instrumentation provide compelling benefits to customers worldwide to move from competitor automation to Immucor.

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

Product innovations –We continually seek to improve existing products and develop new products to increase our market share and to improve the operations of our customers. In support of our immunohematology customers, we continue to develop innovative products. For example, we expect to launch our new low volume instrument, the Echo Lumena™, in the coming year, making us the only company to have launched five generations of automated serology instruments. Additionally, we are leading the way with offering molecular methods to support transfusion medicine, including our PreciseType® HEA test, which is the first and only molecular immunohematology product approved by the U.S. Food and Drug Administration (“FDA”).In support of our transplant customers, we continue to launch new assays that support both pre- and post-transplant testing, including our new high resolution typing product, MIA FORA™ NGS, and our new post-transplant monitoring test for kidney recipients, kSORT™.

Donor-patient compatibility – Our product offering, whether in transfusion or transplant medicine, is focused on achieving compatibility between donors and patients, which is explained in more detail in “Products” below.

Products

Our products are used to determine compatibility between a patient and a donor for the purposes of a blood transfusion or an organ or stem cells (bone marrow) transplant. Compatibility is determined by performing a “type and screen” for both the patient and the donor.

Typing for both transfusions and transplants involves identifying antigens. For transfusion, antigens in the Human Erythrocyte Antigen (“HEA”) system, which are on the surface of red blood cells are identified. For transplant, antigens in the HLA system, which are on the surface white blood cells are identified. Screening for both a transfusion and a transplant determines whether there are any antibodies present that could cause a negative immune response.

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

TRANSFUSION - Our molecular typing assays use our multiplex, polymerase chain reaction (“PCR”) technology. Our current offering includes HEA and Human Platelet Antigen (“HPA”) assays as well as our current semi-automated molecular immunohematology instrument, the Array Imaging System and BASIS database.

In May 2014, the FDA approved our PreciseType HEA test, which is the first FDA-approved molecular immunohematology product on the market. PreciseType HEA provides clinicians with detailed genetic matching information that can reduce the risk of alloimmunization (antibody production) and serious hemolytic reactions associated with transfusions, which can be especially problematic for patients receiving frequent blood transfusions. With its FDA in vitro diagnostic, or IVD, approval, PreciseType is the only molecular immunohematology product that can be the “test of record” in the U.S. for both patient and donor typing of red blood cells. The test has been CE-marked in Europe for IVD use since 2010.

We have been working on expanding reimbursement in the U.S. for our PreciseType HEA test. The first Medicare Administrative Contractor (“MAC”) approved reimbursement of the test in July of 2015 for four designated types of use. Since then, we have positive payment coverages for approximately 77% of potential Medicare-covered lives. Additionally, we have coverage in a number of states for Medicaid and are expanding coverage among private payers.  In order to receive reimbursement for the service, healthcare providers are required to demonstrate that it is a medically necessary test for that particular patient.

TRANSPLANT – Marketed under the LIFECODES brand, our reagents for both our molecular typing products and our antibody screening products are delivered on Luminex’s xMAP multiplex technology. We also resell Luminex instruments. Additionally, we sell other HLA-related testing products, such as serological typing trays.

In December 2015, we launched our new MIA FORA NGS product, which supports high resolution typing for transplants using next generation sequencing (“NGS”) and is compatible with the Illumina platform. MIA FORA NGS is a sample preparation and bioinformatics offering that fills a gap in our product portfolio. With MIA FORA NGS, we can now access the entire HLA market to sell not only MIA FORA but also our full LIFECODES offering. We expect to deliver a portfolio of HLA NGS typing products under the MIA FORA name.

In May 2016, we launched kSORT, our new kidney Solid Organ Response Test. kSORT is a molecular gene expression assay that measures a kidney recipient’s immune response to predict organ rejection and graft injury. kSORT calculates a patient’s immune risk with a simple blood draw – akin to a liquid biopsy. kSORT is available exclusively through Immucor DX, our CLIA certified and CAP accredited independent clinical laboratory as a Laboratory Developed Test (“LDT”). We are actively working on reimbursement for this novel diagnostic tool.

We also offer platelet-focused products for both transfusion medicine and specialty coagulation.

Marketing, Distribution and Seasonality

Our target customers are donor centers, hospitals and reference laboratories. Our products are distributed globally through both direct affiliate offices and third-party distribution arrangements. No single customer represents 10% or more of our annual consolidated revenue. We do not believe that our business is impacted by seasonality.

Backlog

For the majority of our products, the nature and shelf-life prohibits us from maintaining a material backlog. For the orders in backlog, it is expected that the majority will be shipped or completed within the following 12 months. At May 31, 2016, our backlog was not material.

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

We source our Transfusion Diagnostic instruments from single-source suppliers. Although we currently do not have a written contract with our Echo instrument supplier, we generally operate under the terms of past contractual arrangements. We believe that our business relationships with these instrument suppliers are good. While these relationships are significant, we believe that other manufacturers could supply these instruments to us after a reasonable transition period. In the event one or more of these suppliers experience financial problems that prevent it from continuing to produce our instruments, we believe it would take in the range of 18 months to 24 months to begin production with a new supplier. While a change in suppliers would disrupt our business during the transition period, we do not believe it would have a material financial impact on our business as a whole.

We source our instruments as well as certain raw materials for the majority of our transplant products from Luminex. Our long-term contractual relationship with Luminex is significant and our business relationship is good.

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

Our North American manufacturing facilities and European offices are certified to ISO 13485:2003. In addition, to allow continued marketing of our products in the European Union, we are required to maintain certification under the EC Full Quality Assurance System Assessment in accordance with the requirements of Annex IV of the IVD Medical Devices Directive 98/79/EC. This certification authorizes the use of the CE Mark on our products that allows products free access to all countries within the European Union.

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

We continually seek to improve our existing products and to develop new ones in order to increase our market share and enter new markets. For fiscal years 2016, 2015, and 2014, we spent approximately $30.3 million, $28.8 million, and $29.1 million, respectively, for research and development.

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

Employees

At May 31, 2016, we had approximately 1,125 full-time employees worldwide. We consider our employee relations to be good. In addition to our full-time work force, we employ temporary and contract employees. None of our employees are represented by a labor union.

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

Item 1A. — Risk Factors

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

Our transfusion diagnostics products are used to test blood prior to transfusion. Lower demand for blood in the markets in which we operate could result in lower testing volumes. For example, we believe the U.S. market has been experiencing lower demand for blood in our last six fiscal years. Lower blood demand could result from a variety of factors, such as fewer elective surgeries and more efficient blood utilization by hospitals. Blood is a large expense for hospital laboratories and pressure on hospital budgets due to macroeconomic factors and healthcare reform could force changes in the ways in which blood is used. Lower blood demand could negatively impact our revenue, profitability and cash flows.

A catastrophic event at any of our manufacturing facilities would prevent us from producing many of our reagent products.

Substantially all of our diagnostic products are produced at single-sites. While we have reliable supplies of most raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of each facility, and we currently have no plans to develop a third-party reagent manufacturing capability as an alternative source of supply. Therefore, if a catastrophic event occurred at any of our facilities, such as a fire or tornado, many of those products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster recovery plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

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

In the fiscal year ended May 31, 2016, revenue outside the U.S. was approximately 37% of total revenue. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could make our products less competitive and affect our revenue and earnings levels for our international affiliates. An increase in our revenue outside the U.S. would increase this exposure. We have not historically hedged against currency exchange rate fluctuations.

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

Closure of our facility in Stamford, CT could negatively impact our production capabilities of its products at another location.

We may face unexpected risks related to the closure of our facility in Stamford, Connecticut.  We may not be able to transfer the manufacture of certain products to other facilities without interruptions in supply or difficulties in maintaining the quality of our products.  We may have difficulty hiring or retaining the appropriate personnel for the manufacture of Stamford products at another location.  We are following a plan for the facility closure to mitigate these risks, but we will not be able to eliminate all the risks related to moving the manufacturing location of some of our products.

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

BioArray’s molecular diagnostics products continue to gain commercial traction.  In May 2014, the FDA approved our PreciseTypeTM HEA test, and in July 2015, Medicare approved coverage for our product for pretransfusion molecular testing for four designated types of use in the Medicare Administrative Contractor jurisdiction which includes North Carolina, South Carolina, West Virginia and most counties within Virginia.  Since then, we have positive payment coverages for approximately 77% of potential Medicare-covered lives. Additionally, we have coverage in a number of states for Medicaid and are expanding coverage among private payers. However, even with regulatory approval, these products are new to the marketplace and we will have to develop the nascent market for these products over time. Our molecular transfusion diagnostic business is also subject to risks associated with reimbursement, cannibalization of a portion of our existing serology business and the same macroeconomic factors, such as lower blood demand, that our serology business faces.

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

Our instruments, reagents and other products are subject to regulation by governmental and private agencies in the U.S. and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution, and marketing of medical supplies and devices. Certain international regulatory bodies also impose import and tax restrictions, tariff regulations, and duties on imported products. Delays in agency review can significantly delay new product introduction and may result in a product becoming “outdated” or losing its market opportunity before it can be introduced. Also, the FDA and international agencies have the authority to require a recall or modification of products in the event of a defect.

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

Other governmental regulations may require the redesign and clearance of our products before they can be available in the marketplace. For example, our instruments are subject to “The Restriction on the Use of Certain Hazardous Substances and Electronic Equipment” (RoHS), which implements European Union Directive 2002/95, and restricts the level of certain hazardous substances, including lead and mercury, in the sale of new electrical and electronic equipment in the EU.

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

The sales, marketing and pricing of products and relationships that medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Physician Payments Sunshine Act and other healthcare related laws, as well as competition, data and patient privacy and export and import laws is under increased focus by the agencies charged with overseeing such activities. Our new Immucor DX business introduces new compliance obligations for our business that may not be familiar to our employees. The Immucor DX lab causes us to have greater exposure to risks related to federal reimbursement compliance, the Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Stark law and other federal state and local regulations.

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

We could face increased competition in the U.S. market, which historically has had a limited number of market participants. For fiscal year 2016, approximately 63% of our revenues were generated in the U.S., and our U.S. operations have higher gross margins than our operations outside the U.S. Additional competition in the U.S. could negatively impact our revenues and/or our profitability.

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

We have a significant amount of indebtedness outstanding. The major components of our debt consist of senior credit facilities (“Senior Credit Facilities”) and unsecured notes (“Notes”). Our Senior Credit Facilities, as amended, are comprised of: (a) senior secured revolving loan facilities (the “Revolving Facilities”) for $80.0 million which mature on the earlier of (i) February 2020, (ii) May 2018, if the maturity of the Term Loan Facility has not been extended by such date, and (iii) 90 days prior to any maturity date of certain funded material indebtedness (which maturity date shall be no earlier than October 19, 2019) and (b) a $641.8 million senior secured term loan facility (the “Term Loan Facility”) which matures in August 2018. We have $400.0 million in aggregate principal of unsecured 11.125% Notes due in August 2019. As of May 31, 2016, total principal indebtedness outstanding was $1,041.8 million and we had unused commitments of $80.0 million under our Revolving Facilities. The Revolving Facilities includes borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facilities may agree (subject to a sublimit for such non-U.S. currencies).

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of May 31, 2016, our Senior Credit Facilities had unused revolving debt commitments of $80.0 million. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the risks that we face could intensify.

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

In addition, the restrictive covenants in the credit agreement governing the Revolving Facilities portion of our Senior Credit Facilities require us to maintain a senior secured net leverage ratio of less than 5.25 to 1.00 to be tested on the last day of each fiscal quarter. Our ability to meet this financial covenant can be affected by events beyond our control.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming that the entire Revolving Facilities were fully drawn, each one-eighth point change in the LIBOR interest rate above the Term Loan Facility’s LIBOR floor of 1.25% would result in a $0.9 million change in annual interest expense on our indebtedness under our Senior Credit Facilities. We have entered into, and may continue to enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Item 1B. — Unresolved Staff Comments.

Not applicable.

Item 2. — Properties

We own our Canadian manufacturing facility and lease the remainder of our other facilities. In fiscal year 2016, we sold our Belgium sales office.

Our owned property is not encumbered as security for any loan. We believe that our facilities are adequate for our current and anticipated needs and do not foresee any difficulty in renewing leases that expire in the near term.

Item 3. — Legal Proceedings

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

Item 4. — [Reserved]

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Immucor Acquisition, our common stock was traded on The NASDAQ Stock Market under the symbol BLUD. Following the Immucor Acquisition, our common stock has been privately held. Therefore there is currently no established trading market for our common stock.

IVD Intermediate Holdings B Inc. (the “Parent”) is the only owner of record of our common stock. The Parent is a wholly owned indirect subsidiary of IVD Holdings Inc. (“Holdings”), which was formed by investment funds affiliated with TPG Capital, L.P.

Dividend Policy

With the exception of certain limited circumstances, payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes. Except for a $6.0 million dividend related to the Sentilus LLC spin-off, and a $0.4 million dividend related to a stock redemption and tax payments to be made by Holdings in fiscal year 2016, the Company has not paid dividends on its common stock. Other than potential periodic dividends to fund Sentilus LLC activities and tax payments, the Company does not expect to pay dividends on its common stock in the near future. We presently intend to continue to reinvest our earnings in the business.

Item 6. – Selected Financial Data

The following financial tables present selected consolidated financial data for Immucor. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes, included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

As a result of the Immucor Acquisition on August 19, 2011, our stock is no longer publicly traded. Currently, the issued and outstanding shares of Immucor are indirectly owned by TPG Capital, L.P. and certain co-investors. Our financial data is labeled as “Predecessor” for financial periods prior to the Immucor Acquisition, and “Successor” for financial periods after the Immucor Acquisition. In the following financial tables, we have presented the results of operations for the twelve month periods ended May 31, 2016 (the fiscal year 2016), May 31, 2015 (the fiscal year 2015), May 31, 2014 (the fiscal year 2014), and May 31, 2013 (the fiscal year 2013), and have presented separately the results of operations for the period from August 20, 2011 to May 31, 2012 (the Successor fiscal year 2012 period) and the period from June 1, 2011 to August 19, 2011 (the Predecessor fiscal year 2012 period). This data has been derived from our audited consolidated financial statements and is in thousands.

					Successor	Predecessor
					August 20, 2011	June 1, 2011
	Year Ended May 31				through	through
	2016	2015	2014	2013	May 31, 2012	August 19, 2011

Net sales	$379,972	389,300	388,056	347,788	261,814	74,910
Cost of sales (exclusive of amortization shown separately below)	143,969	143,659	139,634	120,027	105,698	22,955
Gross profit	236,003	245,641	248,422	227,761	156,116	51,955

Operating expenses:
Research and development	30,255	28,791	29,070	21,313	13,929	4,895
Selling and marketing	56,655	57,833	59,057	50,129	32,913	10,510
Distribution	17,462	20,022	20,165	18,718	14,333	3,952
General and administrative	44,462	41,191	41,603	42,801	36,954	19,312
Amortization expense	54,937	54,531	52,965	50,765	39,224	931
Acquisition-related items	-	-	(4,638)	2,616	1,362	18,863
Impairment loss	3,318	-	160,150	3,500	-	-
Certain litigation expenses	-	-	-	-	22,000	-
Loss on disposition of fixed assets	-	-	-	1,175	-	-
Total operating expenses	207,089	202,368	358,372	191,017	160,715	58,463

Income (loss) from operations	28,914	43,273	(109,950)	36,744	(4,599)	(6,508)

Non-operating (expense) income:
Interest income	135	145	36	28	7	142
Interest expense	(90,535)	(89,421)	(88,304)	(90,830)	(77,048)	-
Loss on extinguishment of debt	-	-	-	(9,111)	-	-
Other, net	(244)	878	45	(539)	447	2,673
Total non-operating net (expense) income	(90,644)	(88,398)	(88,223)	(100,452)	(76,594)	2,815

Loss before income taxes	(61,730)	(45,125)	(198,173)	(63,708)	(81,193)	(3,693)
(Benefit) provision for income taxes	(17,963)	15,600	(15,916)	(24,566)	(31,546)	2,681
Net loss	(43,767)	(60,725)	(182,257)	(39,142)	(49,647)	(6,374)
Net loss attributable to noncontrolling interest	(1,677)	-	-	-	-	-
Net loss attributable to Immucor, Inc.	$(42,090)	(60,725)	(182,257)	(39,142)	(49,647)	(6,374)

Certain reclassifications have been made to the previous year's information to conform to the 2016 presentation. See Note 1 of our consolidated financial statements for additional information.

	The following data is as of the dates indicated below:
					Successor	Predecessor
	May 31				May 31	August 19
	2016	2015	2014	2013	2012	2011

Working capital	$52,317	66,920	81,613	80,008	63,578	365,922
Total assets	1,707,633	1,720,338	1,783,030	1,956,231	1,888,305	636,706
Long-term debt	1,007,948	1,004,706	1,002,014	997,880	945,364	-
Shareholders’ equity	344,546	383,681	468,616	644,706	637,378	576,646

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in a highly regulated industry and are subject to continuing compliance with multiple country-specific statutes, regulations and standards. For example, in the U.S. the Food and Drug Administration (“FDA”) regulates all aspects of the transfusion process, including the marketing of reagents and instruments used to determine compatibility. Additionally, we are subject to government legislation that governs the delivery of healthcare products and services.

Our automated instrument-reagent systems operate on a “razor/razor blade” model with our instruments serving as the “razors” and our reagents serving as the “razor blades.” For transfusion diagnostics, our instruments are “closed systems,” meaning our proprietary reagents can only be used on our instruments. For transplant diagnostics, our reagents run on Luminex instruments, which are open systems. The “razor/razor blade” business model generates a recurring revenue stream for us.

Business Highlights of 2016

The following is a summary of significant factors affecting our business in fiscal year 2016:

●	Acquisitions –

o

On March 4, 2016, we exercised our warrant to acquire 100% of the common stock of Sirona Genomics (“Sirona”) for a total of $14.4 million paid in cash. In October 2014, entered into a collaboration with Sirona on the development and commercialization of our MIA FORA NGS next generation sequencing (“NGS”) product offerings for transplant compatibility testing (see below for more information.)

●	New product launches in transplant business –

o

In the third quarter of fiscal year 2016, we expanded our product offerings to include MIA FORA NGS , a product for high resolution human leukocyte antigen (“HLA”) typing that provides accurate, comprehensive coverage of 11 HLA genes. MIA FORA, which was developed in collaboration with Sirona, is comprised of sample preparation reagents and bioinformatics software that, together, deliver high resolution DNA typing results for transplant patients. We believe MIA FORA will expand our presence in transplant diagnostics, particularly in bone marrow typing, where our market share has historically been small. We believe the transplant business provides a significant growth opportunity for our business.

●	Operations –

o

On April 5, 2016, we announced a plan to consolidate our LIFECODES facilities to simplify our operations, improve processes and reduce expenses of our transplant business. The plan includes closing our Stamford, CT facility and moving most of the activity to our Waukesha, WI site with a target completion date of April 30, 2017. We anticipate that the costs involved in closing this facility will be recovered within approximately 12 months.

Results of Operations

The operating results presented in the table below (in thousands, except percentages).

				Change
	Year Ended May 31			2016 vs 2015		2015 vs 2014
	2016	2015	2014	Amount	%	Amount	%

Net sales	$379,972	389,300	388,056	(9,328)	(2.4)	1,244	0.3
Cost of sales (*)	143,969	143,659	139,634	310	0.2	4,025	2.9
Gross profit	236,003	245,641	248,422	(9,638)	(3.9)	(2,781)	(1.1)

Operating expenses:
Research and development	30,255	28,791	29,070	1,464	5.1	(279)	(1.0)
Selling and marketing	56,655	57,833	59,057	(1,178)	(2.0)	(1,224)	(2.1)
Distribution	17,462	20,022	20,165	(2,560)	(12.8)	(143)	(0.7)
General and administrative	44,462	41,191	41,603	3,271	7.9	(412)	(1.0)
Amortization expense	54,937	54,531	52,965	406	0.7	1,566	3.0
Acquisition-related items	-	-	(4,638)	-	-	4,638	(100.0)
Impairment loss	3,318	-	160,150	3,318	-	(160,150)	(100.0)
Total operating expenses	207,089	202,368	358,372	4,721	2.3	(156,004)	(43.5)

Income (loss) from operations	28,914	43,273	(109,950)	(14,359)	(33.2)	153,223	**

Non-operating (expense) income:
Interest income	135	145	36	(10)	(6.9)	109	**
Interest expense	(90,535)	(89,421)	(88,304)	(1,114)	1.2	(1,117)	1.3
Other, net	(244)	878	45	(1,122)	**	833	**
Total non-operating net expense	(90,644)	(88,398)	(88,223)	(2,246)	2.5	(175)	0.2

Loss before income taxes	(61,730)	(45,125)	(198,173)	(16,605)	36.8	153,048	(77.2)
Provision (benefit) for income taxes	(17,963)	15,600	(15,916)	(33,563)	**	31,516	**
Net loss	(43,767)	(60,725)	(182,257)	16,958	(27.9)	121,532	(66.7)
Net loss attributable to noncontrolling interest	(1,677)	-	-	(1,677)	-	-	-
Net loss attributable to Immucor, Inc.	$(42,090)	(60,725)	(182,257)	18,635	(30.7)	121,532	(66.7)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Years Ended May 31, 2016 and 2015:

Net sales were $380.0 million in fiscal year 2016 as compared with $389.3 million in fiscal year 2015, a decrease of $9.3 million, or 2.4%. This decrease in net sales is primarily driven by unfavorable foreign currency exchange rate fluctuations partially offset by a higher number of ship cycles in fiscal year 2016. After adjusting for the impact of foreign exchange rate fluctuations and ship cycles, net sales in fiscal year 2016 were 1% lower than fiscal year 2015 net sales. Net sales by product group are presented in the following table (in thousands except percentages):

	Year Ended May 31		Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$317,345	$326,850	(9,505)	(2.9)
Transplant & Molecular	62,627	62,450	177	0.3
Total	$379,972	$389,300	(9,328)	(2.4)

Transfusion: Net sales of our transfusion products were $317.3 million in fiscal year 2016 as compared with $326.9 million in fiscal year 2015, a decrease of $9.5 million, or 2.9%. Transfusion product net sales were lower in fiscal year 2016 primarily due to an unfavorable effect of changes in foreign currency exchange rates as compared with the fiscal year 2015, macroeconomic conditions affecting our international markets and reduction of blood demand in the U.S., offset by a higher number of ship cycles in fiscal year 2016 compared with fiscal year 2015. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales for fiscal year 2016 decreased by 1.9% when compared with fiscal year 2015.

Transplant & Molecular: Net sales of our transplant and molecular products were $62.6 million in fiscal year 2016 as compared with $62.4 million in fiscal year 2015, an increase of $0.2 million, or 0.3%. After adjusting for the impact of the foreign currency exchange rate fluctuations, net sales for fiscal year 2016 increased by 4.2% compared to fiscal year 2015. This increase in net sales was primarily due to higher sales of our PreciseType HEA molecular immunohematology product in the U.S. Net sales of our transplant products were also higher, mainly in the emerging markets as we continue to make progress in penetrating those markets.

Gross profit decreased by $9.6 million in fiscal year 2016 as compared with fiscal year 2015, or 3.9%. Gross profit as a percentage of consolidated net sales was 62.1% in fiscal year 2016 compared with 63.1% in fiscal year 2015. The lower gross profit and gross profit percentage were mainly due to the unfavorable effect of changes in foreign exchange rates, unfavorable product mix, and the additional expenses related to the start-up of our newly acquired reference lab business.

Research and development expenses were $30.3 million in fiscal year 2016 as compared with $28.8 million in fiscal year 2015, an increase of $1.5 million, or 5.1%. The increase was primarily due to additional expenses associated with our recently acquired Sirona operation and increased activities relating to Sentilus, offset by a reduction of expenses for other projects.

Selling and marketing expenses were $56.7 million in fiscal year 2016 as compared with $57.8 million in fiscal year 2015, a decrease of $1.2 million, or 2.0%. The decrease in selling and marketing expenses was primarily due to the favorable effect of changes in foreign exchange rates on expenses in our international operations. The decrease from exchange rates was partially offset by additional costs related to registering new products for the transplant business and expanding registration of Transfusion products in the emerging markets.

Distribution expenses were $17.5 million in fiscal year 2016 as compared with $20.0 million in fiscal year 2015, a decrease of $2.6 million, or 12.8%. The decrease in distribution expenses was primarily due to changes that were implemented in fiscal year 2015 to consolidate and outsource the Transfusion product distribution process in Europe. The favorable effect of changes in exchange rates compared to fiscal year 2015 also reduced distribution expenses in the international markets.

General and administrative expenses were $44.5 million in fiscal year 2016 as compared with $41.2 million in fiscal year 2015, an increase of $3.3 million, or 7.9%. The increase was mainly due to stock-based compensation costs, legal fees related to the spin-off of Sentilus and acquisition of Sirona, and one-time costs related to staffing changes. The increases were partially offset by the favorable effect of changes in foreign exchange rates in our international markets.

Amortization expense was $54.9 million in the fiscal year 2016 period as compared with $54.5 million in the fiscal year 2015 period, an increase of $0.4 million, or 0.7%. The increase was primarily due to additional costs related to the Sirona acquisition.

An impairment loss of $3.3 million was recorded in the fourth quarter of fiscal year 2016. Two in-process research and development (“IPR&D”) projects totaling $3.0 million were no longer considered economically feasible and therefore abandoned with the costs fully written-off. One project related to the Transfusion Diagnostics business with a value of $2.5 million and the other project related to the Transplant and Molecular Diagnostics business with value of $0.5 million. In addition, a $0.3 million loss was recognized on the disposition of certain capital work-in-progress equipment assets that were determined to no longer be economically viable.

Non-operating net expense was $90.6 million in fiscal year 2016 and $88.4 million in fiscal year 2015, an increase of $2.2 million, or 2.5%. The increase was mainly due to the change in exchange gains and losses and an increase of interest expense. The increase in interest expense was primarily due to higher interest accreted on the contingent consideration liabilities, which is a non-cash expense.

The effective tax rate for fiscal year 2016 and fiscal year 2015 was 29.1% and (34.6)%, respectively. The effective tax rate for fiscal year 2016 was higher than the effective tax rate for the corresponding period in fiscal year 2015 primarily due to the impact of changes in uncertain income tax positions during fiscal year 2016 and because of discrete items recorded during fiscal year 2015 that did not occur in fiscal year 2016. During the fourth quarter of fiscal year 2016, the Company recognized additional income tax expense related to the tax liability for unrecognized tax benefits and a corresponding change in the competent authority asset related to the expected tax settlement of the Bilateral Advanced Pricing Agreement between the Company, its Canadian subsidiary, the Internal Revenue Service and the Canada Revenue Agency. During fiscal year 2015, the Company recorded discrete tax expense items of $23.7 million due to the Company’s change in election related to its treatment of foreign tax credits (“FTCs”) and a $7.6 million change in the valuation allowance for its FTC carryovers.

Years Ended May 31, 2015 and 2014:

Net sales were $389.3 million in fiscal year 2015 as compared with $388.1 million in fiscal year 2014, an increase of $1.2 million, or 0.3%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands except percentages):

	Year Ended May 31		Change
	2015	2014	Amount	%
Net sales by product group:
Transfusion	$326,850	330,547	(3,697)	(1.1)
Transplant & Molecular	62,450	57,509	4,941	8.6
Total	$389,300	$388,056	1,244	0.3

Transfusion: Net sales of our transfusion products were $326.8 million in fiscal year 2015 as compared with $330.5 million in fiscal year 2014, a decrease of $3.7 million, or 1.1%. Transfusion product net sales were lower in fiscal year 2015 primarily due to a lower number of ship cycles, and an unfavorable effect of changes in foreign currency exchange rates on our international operations as compared with the same period in fiscal year 2014. After adjusting for the impact of ship cycles and foreign currency exchange rate fluctuations, net sales for fiscal year 2015 would have increased by 2.1% when compared to fiscal year 2014.

Transplant & Molecular: Net sales of our transplant and molecular products were $62.4 million in fiscal year 2015 as compared with $57.5 million in fiscal year 2014, an increase of $4.9 million, or 8.6%. The increase in net sales in fiscal year 2015 was primarily driven by continued efforts to expand the market reach of our transplant and molecular products in the European and emerging markets. In the US, we experienced a delay in orders for our PreciseType HEA FDA approved product. Net sales of our Molecular products increased in each quarter of fiscal year 2015 with reported net sales in the fourth quarter nearly double that of the first quarter of fiscal year 2015. These increases in net sales were partially offset by an unfavorable effect of changes in foreign currency exchange rates on our international operations as compared with the same period in fiscal year 2014. After adjusting for the impact of the foreign currency exchange rate fluctuations, net sales for fiscal year 2015 compared to fiscal year 2014, would have increased by 13.3%.

Gross profit decreased by $2.8 million in fiscal year 2015 as compared with fiscal year 2014, or 1.1%. Gross profit as a percentage of consolidated net sales was 63.1% in fiscal year 2015 compared with 64.0% in fiscal year 2014. And, in fiscal year 2014, gross profit included $ 2.9 million of costs for the amortization of the fair value of inventory related to the acquisition of our LIFECODES business that was not included in fiscal year 2015. The lower gross profit percentage was primarily due to a less favorable product mix and an unfavorable effect of changes in foreign currency exchange rates on the conversion of net sales from our international operations partially offset by lower destruction and medical device excise tax costs in fiscal year 2015.

Research and development expenses were $28.8 million in fiscal year 2015 as compared with $29.1 million in fiscal year 2014, a decrease of $0.3 million, or 0.9%. The decrease was primarily due to the completion of certain significant development projects in fiscal year 2014, including the development work related to the PreciseType HEA test that was completed in the fourth quarter of fiscal year 2014. This decrease in research and development expenses was partially offset by additional expenses associated with development activities from recently acquired businesses, and the development of new technologies in our transplant business as well as the development of new technologies for our transfusion products.

Selling and marketing expenses were $57.8 million in fiscal year 2015 as compared with $59.0 million in fiscal year 2014, a decrease of $1.2 million, or 2.1%. The decrease in selling and marketing expenses is due to a reduction in expenses from cost containment efforts initiated by management and a more favorable effect of changes in foreign currency exchange rates on international expenses in fiscal year 2015. These decreases were partially offset by additional marketing expenses related to business acquisitions completed since May 2014.

Distribution expenses were $20.0 million in fiscal year 2015 as compared with $20.1 million in fiscal year 2014, a decrease of $0.1 million, or 0.7%. The decrease in distribution expenses was primarily due to a more favorable effect of changes in foreign currency exchange rates on international expenses partially offset by higher distribution costs recorded in our European market. The higher distribution costs recorded in our European market were primarily driven by improvements in the packaging materials of our temperature sensitive products, and a one-time increase in costs from a strategic initiative to consolidate and outsource the distribution process in Europe. This strategic initiative is expected to reduce distribution costs on a long-term basis. Distribution costs in the fourth quarter of fiscal year 2015 were lower than any of the previous quarters in fiscal year 2015 and fiscal year 2014.

General and administrative expenses were $41.2 million in fiscal year 2015 as compared with $41.6 million in fiscal year 2014, a decrease of $0.4 million, or 1.0%. This decrease was mainly due to a more favorable effect of changes in foreign currency exchange rates on international expenses in fiscal year 2015 partially offset by higher acquisition-related costs and additional bad debt expense recorded in fiscal year 2015 and a one-time credit that was recorded in fiscal year 2014 that was not included in fiscal year 2015. The higher acquisition-related transaction costs reflect the increase in acquisition activities in fiscal year 2015 as compared with fiscal year 2014. The increase in bad debt expense in fiscal year 2015 reflects an additional allowance for international distributors with past due amounts and the one-time credit recorded in fiscal year 2014 reduced bad debt expense by $1.9 million which resulted from a change in estimate of our allowance for doubtful accounts to better reflect our actual bad debt experience.

Amortization expense was $54.5 million in the fiscal year 2015 period as compared with $52.9 million in the fiscal year 2014 period, an increase of $1.6 million, or 3.0%. The increase was primarily due to additional costs related to acquisitions completed since May 30, 2014.

Non-operating net expense was $88.4 million in fiscal year 2015 and $88.2 million in fiscal year 2014, an increase of $0.2 million, or 0.2%. The increase in non-operating net expense was mainly due to a favorable change in exchange gains and losses partially offset by an increase in interest expense in fiscal year 2015. The increase in interest expense was primarily due to higher interest accreted on the contingent consideration liabilities in 2015 resulting from the three acquisitions completed since May 30, 2014. Exchange gains and losses are recorded for foreign currency transactions denominated in a currency other than the functional currency of the reporting entity, and the ineffective portion of our interest rate swap arrangements used to hedge against interest rate exposure.

The effective tax rate for fiscal year 2015 and fiscal year 2014 was (34.6)% and 8.0%, respectively. The effective tax rate for fiscal year 2015 was lower than the effective tax rate for the corresponding period in fiscal year 2014 primarily due to the impact of discrete items recorded during the third quarter of fiscal year 2015. These discrete items primarily consisted of $23.7 million due to the Company’s change in election related to its treatment of foreign tax credits (“FTCs”) and a $7.6 million change in the valuation allowance for its FTC carryovers. Excluding these discrete items, the effective tax rate for fiscal year 2015 would have been 34.8%. The effective tax rate for fiscal year 2014 was primarily impacted by the impairment of goodwill which is not deductible for income tax purposes. Excluding the impairment of goodwill, the effective tax rate for fiscal year 2014 would have been 36.3%.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow. This cash-generating capability is one of our fundamental strengths and provides us with the financial flexibility to meet our operating, investing and financing requirements.

In fiscal year 2016, our cash and cash equivalents decreased by $8.1 million to $10.3 million as of May 31, 2016. The decrease was primarily due to $18.8 million of cash used for investments in new businesses and the Sirona collaboration, $9.9 million for the purchase of additional property and equipment, and $6.7 million used to repay long-term debt. These decreases in cash and cash equivalents were partially offset by $27.1 million of positive cash flow contributed by our operating activities. The cash balance at May 31, 2016 includes cash of $6.4 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

Operating activities

Operating activities provided cash of $27.1 million and $25.6 million in fiscal years 2016 and 2015, respectively. The increase in cash provided by operating activities was mainly due to improvements in our working capital management.

Investing activities

During fiscal year 2016, we used $9.9 million of cash to purchase property and equipment and to upgrade our enterprise resource planning system, $4.9 million to fund an additional loan to Sirona prior to its acquisition, $13.1 million to acquire 100% of the common stock of Sirona, and $0.8 million to acquire the assets of a Reference Lab. During the fiscal year 2015, we used cash of $11.7 million for investments in new businesses and the Sirona collaboration, and $11.4 million for purchases of additional property and equipment, including the upgrade of certain financial systems and the implementation of a new financial consolidation application.

Financing activities

In fiscal year 2016, we used cash for financing activities of $6.7 million for repayments of our long-term debt, and $0.4 million for a dividend related to a stock redemption and tax payments to be made by Holdings. We also borrowed and repaid $75.0 million on our Revolving Facilities during fiscal year 2016 and had no amounts outstanding under the Revolving Facilities at May 31, 2016. In fiscal year 2015, we used cash for financing activities of $6.7 million for repayments of our long-term debt and had no amounts outstanding under our Revolving Facilities.

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

Although, from time to time, we are a party to certain legal proceedings in the ordinary course of business, one or more of such matters, or any future legal matters, may have an adverse effect on our consolidated financial position, results of operations or cash flows. We are currently not involved in any material legal proceedings (see Part I, Item 3 – Legal Proceedings for further discussion). Contingent liabilities are described in Note 24 of our consolidated financial statements.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018. Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.4 million, respectively, for the next 12 months. Required interest payments related to the Notes is $44.5 million for the next 12 months. The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries. As of May 31, 2016, we had principal of $1,041.8 million of long-term borrowings outstanding under our Term Loan Facility and the Notes. Our net total available borrowings under our Revolving Facilities were $80.0 million as of May 31, 2016.

We expect that recurring capital expenditures during fiscal year 2017 will range from $10 million to $12 million. These expenditures will be used to purchase equipment that increases or enhances productivity, upgrade certain financial systems, and expand capacity at our Waukesha facility. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facilities of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

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

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments for the next five years are detailed in the table below (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Senior Credit Facilities (1) (2)	$641,777	6,632	635,145	-	-
Notes (2)	400,000	-	-	400,000	-
Purchase obligations	44,130	20,400	16,846	6,884	-
Operating and capital leases	27,090	5,610	7,834	5,062	8,584
Minimum royalty obligations	12,487	2,616	5,382	4,484	5
Unrecognized tax benefits (3)	15,191	-	-	-	15,191
Acquisition costs for earn-out provision (4)	40,356	3,051	16,694	14,772	5,839
Interest (5)	234,092	77,539	134,115	22,438	-
Total contractual cash obligations	$1,415,123	115,848	816,016	453,640	29,619

(1)	The Senior Credit Facilities are comprised of a $641.8 million Term Loan Facility and an $80.0 million Revolving Facilities. These are minimum scheduled payments of the Term Loan Facility.
(2)	Amounts shown do not include interest.
(3)

Approximately $21.2 million of unrecognized tax benefits, including accrued interest of $2.5 million, have been recorded as liabilities in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, and we are uncertain as to if or when such amounts may be settled. However, as none of these amounts are expected to be settled within the current period, all amounts are presented as due after 5 years. We recorded $6.0 million as an offset to long-term deferred tax liabilities and included $15.2 million in other long-term liabilities. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions (see Note 19 to the consolidated financial statements for additional information).

(4)

This earn-out provision is calculated using the present value of the expected (probability-weighted) payments based on the likelihood of achieving each of the financial performance targets. The total cash payments will total $134.3 million assuming that the full earn-out amount is achieved (see Note 16 to the consolidated financial statements for additional information).

(5)

Interest on the Term Loan Facility and Notes is computed based on the scheduled loan balance multiplied by the minimum rate currently required for a LIBOR loan under the credit agreement. Interest on the Notes is computed using the stated interest rate. Also, includes expected interest on the interest rate hedge at the stated rates and the unused line fees on the Revolving Facilities, assuming that the Revolving Facilities is not used.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of May 31, 2016.

Non-GAAP Disclosures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance as the metric provides a view of the financial performance before financing and tax considerations. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a useful financial metric to assess our operating performance from period to period as the metric provides a view of the financial performance that is applied to valuation scenarios by investors. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the fiscal years ended May 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended May 31
	2016	2015	2014

Net loss	$(43,767)	(60,725)	(182,257)
Interest expense (income), net	90,400	89,276	88,268
Income tax (benefit) expense	(17,963)	15,600	(15,916)
Depreciation and amortization	69,487	71,271	71,287

EBITDA	98,157	115,422	(38,618)

Adjustments to EBITDA:
Share-based compensation (i)	5,326	2,087	1,512
Acquisition expenses, net (ii)	1,450	2,272	(2,397)
Sponsor fee (iii)	3,549	3,700	3,916
Non-cash impact of purchase accounting (iv)	451	442	3,284
Impairments	3,318	-	160,150
Certain other expenses (v)	15,622	11,721	13,903
Adjusted EBITDA	$127,873	135,644	141,750

Adjusted EBITDA attributable to Immucor, Inc. (vi)	$130,207	-	-

i.	Represents non-cash stock-based compensation.
ii.

Represents items related to acquisition activities including legal, accounting and other costs. The items included in fiscal year 2014 also include the non-cash gains resulting from decreases in the contingent consideration liability related to the LIFECODES acquisition.

iii.	Represents management fees and other charges associated with a management services agreement with TPG Capital, L.P.
iv.	Represents non-cash expenses, such as inventory valuation adjustments. The items included in fiscal year 2014 were primarily incurred as a result of the LIFECODES acquisition.
v.

Represents certain other non-cash items and items we believe are not representative of our core business that are not included in the adjustments above, including personnel and business optimization costs. The items included in fiscal year 2014 also included the effect in the change in estimate in the allowance for doubtful accounts recorded in fiscal year 2014 which decreased the adjustment for non-recurring expenses and non-cash items by $1.9 million for that period.

vi.	Excludes adjusted EBITDA amounts attributable to Sentilus LLC.

Critical Accounting Policies and Estimates

General

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements included with this report. We believe that our most critical accounting policies and estimates relate to the following:

i.	Revenue recognition
ii.	Trade accounts receivable and allowance for doubtful accounts
iii.	Inventories
iv.	Goodwill
v.	Contingent consideration
vi.	Income taxes

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

iii) Inventories

Typically inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value, net of reserves. We record adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand, and market conditions.

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

v) Contingent consideration

Contingent consideration primarily consists of earn-out provisions related to acquisitions and payable by us if specified future events occur or conditions are met. This liability is measured at fair value by applying a form of the income approach based upon the probability-weighted payment amounts discounted to present value at a rate appropriate for the risk of achieving the performance targets. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. The fair value of the contingent consideration at each reporting date will be updated by reflecting the changes in fair value reflected in our statement of operations. Significant increases or decreases in any of the probabilities of successes or changes in expected timeliness for achievement of any of these milestones could result in a significantly higher or lower fair value of the liability.

vi) Income Taxes

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

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks for foreign currency exchange rates. Our financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, and trade receivables and trade payables denominated in currencies other than the U.S. dollar. We attempt to manage our exposure primarily by balancing assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. It has not been our practice to actively hedge our foreign subsidiaries’ assets or liabilities denominated in foreign currencies. To manage these risks, we regularly evaluate our exposure and, if warranted, may enter into various derivative transactions when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. As part of accumulated other comprehensive income in shareholders’ equity, we recorded a foreign currency translation loss of $0.2 million in fiscal year 2016, a loss of $26.7 million in fiscal year 2015, and a gain of $4.3 million in fiscal year 2014.

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan Facility outstanding under our Senior Credit Facilities. We have approximately $641.8 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under our Senior Credit Facilities would increase our pro forma annual interest expense by approximately $0.9 million, assuming that the entire amount of our Revolving Facilities were fully drawn. We have interest rate swaps on approximately 10.9% of our outstanding Term Loan Facility. These swaps reduce the risk of variability in the interest rates by fixing a portion of the interest costs. We consider these swaps to be effective hedges and they are marked-to-market with the changes in other comprehensive income.

Item 8. — Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Grant Thornton LLP Independent Registered Public Accounting Firm	32

Consolidated Balance Sheets as of May 31, 2016 and as of May 31, 2015	33

Consolidated Statements of Operations for the fiscal year ended May 31, 2016, fiscal year ended May 31, 2015, and fiscal year ended May 31, 2014	34

Consolidated Statements of Comprehensive Loss for the fiscal year ended May 31, 2016, fiscal year ended May 31, 2015, and fiscal year ended May 31, 2014	35

Consolidated Statements of Changes in Equity for the fiscal year ended May 31, 2016, fiscal year ended May 31, 2015, and fiscal year ended May 31, 2014	37

Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2016, fiscal year ended May 31, 2015, and fiscal year ended May 31, 2014	37

Notes to Consolidated Financial Statements	38

Consolidated Financial Statement Schedule	77

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Immucor, Inc.

We have audited the accompanying consolidated balance sheets of Immucor, Inc. (a Georgia corporation) and subsidiaries (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immucor, Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

Atlanta, Georgia

August 22, 2016

Consolidated Financial Statements

IMMUCOR, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of May 31
	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$10,263	18,363
Trade accounts receivable, net of allowance for doubtful accounts of $2,114 and $1,669 at May 31, 2016 and May 31, 2015, respectively	62,043	67,674
Inventories, net	46,894	41,847
Prepaid expenses and other current assets	8,479	11,161
Total current assets	127,679	139,045

Property and equipment, net	76,015	73,574
Goodwill	857,023	842,258
Other intangible assets, net	633,097	650,294
Other assets	13,819	15,167
Total assets	$1,707,633	1,720,338

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$22,229	13,866
Accrued interest and interest rate swap liability	18,869	19,288
Accrued expenses and other current liabilities	22,009	26,132
Income taxes payable	2,585	3,496
Deferred revenue, current portion	2,864	2,703
Current portion of long-term debt	6,806	6,640
Total current liabilities	75,362	72,125

Long-term debt, excluding current portion	1,007,948	1,004,706
Deferred income tax liabilities	222,357	230,614
Other long-term liabilities	57,420	29,212
Total liabilities	1,363,087	1,336,657
Commitments and Contingencies (Note 24)
Equity:
Shareholders' equity of Immucor, Inc.:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of May 31, 2016 and May 31, 2015, respectively	-	-
Additional paid-in capital	753,709	755,234
Accumulated deficit	(374,079)	(331,989)
Accumulated other comprehensive loss	(39,407)	(39,564)
Total shareholders' equity of Immucor, Inc.	340,223	383,681
Equity of noncontrolling interest (Note 4)	4,323	-
Total equity	344,546	383,681
Total liabilities and equity	$1,707,633	1,720,338

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended May 31
	2016	2015	2014

Net sales	$379,972	389,300	388,056
Cost of sales (exclusive of amortization shown separately below)	143,969	143,659	139,634
Gross profit	236,003	245,641	248,422

Operating expenses:
Research and development	30,255	28,791	29,070
Selling and marketing	56,655	57,833	59,057
Distribution	17,462	20,022	20,165
General and administrative	44,462	41,191	41,603
Amortization expense	54,937	54,531	52,965
Acquisition-related items	-	-	(4,638)
Impairment loss	3,318	-	160,150
Total operating expenses	207,089	202,368	358,372

Income (loss) from operations	28,914	43,273	(109,950)

Non-operating (expense) income:
Interest income	135	145	36
Interest expense	(90,535)	(89,421)	(88,304)
Other, net	(244)	878	45
Total non-operating net expense	(90,644)	(88,398)	(88,223)

Loss before income taxes	(61,730)	(45,125)	(198,173)
(Benefit) provision for income taxes	(17,963)	15,600	(15,916)
Net loss	(43,767)	(60,725)	(182,257)
Net loss attributable to noncontrolling interest	(1,677)	-	-
Net loss attributable to Immucor, Inc.	$(42,090)	(60,725)	(182,257)

The accompanying notes are an integral part of these Consolidated Financial Statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended May 31
	2016	2015	2014

Net loss	$(43,767)	(60,725)	(182,257)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(174)	(26,712)	4,315

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	530	672	(313)
Less: reclassification adjustment for (losses) gains included in net income	(199)	(257)	653
Net changes in fair value of cash flow hedges	331	415	340

Other comprehensive income (loss)	157	(26,297)	4,655

Comprehensive loss	(43,610)	(87,022)	(177,602)

Comprehensive loss attributable to the noncontrolling interest	(1,677)	-	-

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(41,933)	(87,022)	(177,602)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Equity accounts attributable to Immucor, Inc.

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	controlling
	Shares (1)	Amount (1)	Capital (1)	(Deficit) (1)	Income (Loss) (1)	Interest	Total
Balance, May 31, 2013	100	$-	751,635	(89,007)	(17,922)	-	644,706
Share-based compensation expense	-	-	1,512	-	-	-	1,512
Net loss	-	-	-	(182,257)	-	-	(182,257)
Other comprehensive income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	4,315	-	4,315
Cash flow hedges, net of tax	-	-	-	-	340	-	340
Balance, May 31, 2014	100	-	753,147	(271,264)	(13,267)	-	468,616
Share-based compensation expense	-	-	2,087	-	-	-	2,087
Net loss	-	-	-	(60,725)	-	-	(60,725)
Other comprehensive (loss) income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(26,712)	-	(26,712)
Cash flow hedges, net of tax	-	-	-	-	415	-	415
Balance, May 31, 2015	100	-	755,234	(331,989)	(39,564)	-	383,681
Share-based compensation expense	-	-	5,326	-	-	-	5,326
Activities with IVD Holdings, Inc.	-	-	(851)	-	-	-	(851)
Non-cash dividend distributed	-	-	(6,000)	-	-	-	(6,000)
Equity of noncontrolling interest	-	-	-	-	-	6,000	6,000
Net loss	-	-	-	(42,090)	-	(1,677)	(43,767)
Other comprehensive (loss) income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(174)	-	(174)
Cash flow hedges, net of tax	-	-	-	-	331	-	331
Balance, May 31, 2016	100	$-	753,709	(374,079)	(39,407)	4,323	344,546

(1) - Shareholders’ equity of Immucor, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31
	2016	2015	2014
Operating activities:
Net loss	$(43,767)	(60,725)	(182,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,487	71,271	71,287
Noncash interest expense	11,541	10,222	8,761
Loss on disposition and retirement of fixed assets	1,027	374	93
Inventory fair value adjustment	-	-	2,889
Asset impairment loss	3,318	-	160,150
Provision for doubtful accounts	572	970	(1,666)
Share-based compensation expense	5,326	2,087	1,512
Deferred income taxes	(21,936)	12,127	(21,059)
Change in fair value of contingent consideration	-	-	(4,638)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	5,443	(5,614)	2,154
Income taxes	(160)	111	(179)
Inventories	(11,967)	(3,097)	(15,589)
Other assets	1,394	(340)	(1,301)
Accounts payable	8,333	(1,375)	1,700
Deferred revenue	130	64	413
Accrued expenses and other liabilities	(1,650)	(485)	3,331
Cash provided by operating activities	27,091	25,590	25,601
Investing activities:
Purchases of property and equipment	(9,922)	(11,393)	(9,193)
Proceeds from sale of property and equipment	352	-	-
Receipt from acquisition of business related to finalizing certain working capital adjustments	-	-	1,151
Other investments	(4,850)	(5,300)	-
Acquisitions of businesses, net of cash acquired	(13,936)	(6,396)	(17,151)
Cash used in investing activities	(28,356)	(23,089)	(25,193)
Financing activities:
Repayments of long-term debt	(6,698)	(6,653)	(6,674)
Dividend payment	(350)	-	-
Proceeds from revolving facilities	75,000	55,500	-
Repayments of revolving facilities	(75,000)	(55,500)	-
Cash used in financing activities	(7,048)	(6,653)	(6,674)
Effect of exchange rates on cash and cash equivalents	213	(1,106)	499
Decrease in cash and cash equivalents	(8,100)	(5,258)	(5,767)
Cash and cash equivalents at beginning of period	18,363	23,621	29,388
Cash and cash equivalents at end of period	$10,263	18,363	23,621
Supplemental information:
Income taxes paid, net of refunds	$4,519	4,571	5,423
Interest paid	78,830	79,218	79,762
Non-cash investing and financing activities:
Movement from inventory to property and equipment of instruments placed on rental agreements	$6,689	8,670	10,383
Fair value of contingent consideration liabilities at the date of acquisition	20,000	6,469	11,300
Non-cash dividend	6,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows are presented for the fiscal years ended May 31, 2016, 2015, and 2014. Certain reclassifications have been made to the fiscal year 2015 consolidated financial statements to conform to the 2016 presentation. We have also performed an evaluation of subsequent events through the date the financial statements were issued.

Basis of Consolidation – The consolidated financial statements include the accounts of Immucor, Inc., its wholly owned subsidiaries, and a variable interest entity (“VIE”) that is required to be consolidated in accordance with U.S. GAAP (Refer to Note 4 for additional information on our consolidated VIE). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Variable Interest Entities – In determining whether we are the primary beneficiary of an entity and therefore the VIE is required to be consolidated, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity, and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We continually assess whether we are the primary beneficiary of a VIE as changes to existing relationships, contractual arrangements, and business transactions occur.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

As of fiscal year 2016, the Company uses the Black-Scholes valuation model to estimate the fair value of its share-based payment awards. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity, risk-free rates of return and dividend yields, if any.

Prior to fiscal year 2016, the Company used the Monte Carlo simulation approach. The Monte Carlo method is used to calculate the fair value of an option with multiple sources of uncertainty by creating random price paths for the underlying share and expected future value, then discounting the average of those paths to determine the fair value. Key input assumptions used to estimate the fair value of stock options and stock appreciation rights are similar to those used in the Black-Scholes valuation model.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. In order to mitigate the concentration of credit risk, the Company places its cash and cash equivalents with multiple financial institutions. Cash and cash equivalents were $10.3 million and $18.4 million at May 31, 2016 and 2015, respectively. Cash and cash equivalents located in the U.S. were approximately 38% and 37% at May 31, 2016 and 2015, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. At May 31, 2016, 2015 and 2014, no single customer represented 10% or more of total consolidated net sales or trade accounts receivable. The Company controls credit risk through credit limits and monitoring procedures. At May 31, 2016 and 2015, the Company’s net trade accounts receivable balances were $62.0 million and $67.7 million, respectively, with about 45% of these accounts being of foreign origin, predominantly European, in both years. Companies and government agencies in some European countries require longer payment terms as a part of doing business. This may subject the Company to a higher risk of uncollectibility. This risk is considered when the allowance for doubtful accounts is evaluated. The Company generally does not require collateral from its customers.

During fiscal year 2014, the Company reviewed the valuation method used to determine the estimate of our allowance for doubtful accounts and determined that a change in estimate was needed to better reflect the actual bad debt experience. As a result, the Company revised its valuation method, effective November 30, 2013, and reduced the estimate of allowance for doubtful accounts on uncollected receivables. The effect of this change in estimate was a reduction in bad debt expense of $1.9 million, and a decrease in net loss of approximately $1.1 million in fiscal year 2014.

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

Inventories, net – Typically inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value, net of reserves. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand, and market conditions.

Fair Value of Financial Instruments – The Company measures fair value using a three-level hierarchy that prioritizes the inputs used. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are explained in Note 16 of the Company’s consolidated financial statements. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and other current liabilities approximate fair value because of their short-term nature.

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

The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During fiscal year 2014, this review indicated that the actual lives of the Company’s instrument equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, the Company changed its estimates of the useful lives of its instrument equipment, effective June 1, 2013, to better reflect the estimated periods during which these assets will remain in service. As a result, the estimated useful lives of these assets increased from approximately 5 years to 10 years. The effect of this change in estimate was a reduction in depreciation expense of $6.3 million and a decrease in net loss of approximately $3.6 million for fiscal year 2014, respectively.

Deferred Financing Costs, net – Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except the Revolving Facilities which uses the straight-line method. The amortization expense is included in interest expense in the consolidated statements of operations. The deferred financing cost asset is netted against the Company’s debt obligations and included in long-term debt, excluding current portion in the consolidated balance sheets.

Goodwill – Consistent with ASC 350, “Intangibles – Goodwill and Other,” goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if impairment indicators arise. Intangible assets that have finite lives are amortized on a straight line basis over their useful lives.

The Company evaluates the carrying value of goodwill as of March 1st of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired the Company first assesses qualitative factors to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using primarily the income, or discounted cash flows, approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill and other intangible assets with indefinite lives completed during fiscal years 2016 and 2015 resulted in no impairment charges, and resulted in $160.0 million in impairment charges in fiscal year 2014. Refer to Footnote 9 of the Company’s consolidated financial statements for additional information.

Other Intangible Assets, net – Other intangible assets primarily include customer relationships, deferred licensing costs, existing technology and trade names. These other intangible assets are amortized over their anticipated benefit period. Carrying values of these assets are evaluated when impairment indicators arise. There was no impairment charge related to other intangible assets subject to amortization in fiscal years 2016, 2015 or 2014.

In-process research and development (“IPR&D”) is also included in other intangible assets. IPR&D has an indefinite life until the completion or abandonment of the individual project. When a project is completed, its value will be amortized over its estimated useful life. If a project is abandoned, its value is written-off. The carrying value of IPR&D is tested for impairment annually or more frequently if impairment indicators arise. There was no impairment charge related to IPR&D during fiscal year 2015. An impairment charge of $3.0 million and $0.2 million was recorded in fiscal years 2016 and 2014, respectively, for IPR&D projects that were determined not to be economically feasible, and therefore were written-off.

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

The Company enters into arrangements in which the Company commits to delivering multiple products or services to its customers. In these cases, total arrangement consideration is allocated to all deliverables based on their relative selling prices. The following hierarchy is used to determine the selling price to be used for allocating revenue to deliverables: (i) vender specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) management’s best estimate of selling price (“MBESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE represents the selling price of a similar product or service by another vendor. MBESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. In determining MBESP, the Company considers the following: (1) pricing practices as they relate to future price increases and (2) the overall economic conditions.

The significant deliverables included in the Company’s arrangements are the delivery of products such as reagents and part kits, instrument (sold and leased) and the performance of services such as training and general support services. Each of these significant deliverables qualify as separate units of accounting.

The Company recognizes revenue from product sales, such as reagents and part kits, when the goods are shipped or when the goods are delivered, title passes, and risk of loss passes to the customer. The product’s selling price, which is used to allocate the total arrangement consideration to each deliverable, is based on either VSOE or MBESP. The revenue from instrument sales or leases is recognized when the instrument has been installed and accepted by the customer. The selling price of instrument sales or leases is based on MBESP. Training revenue is recognized as the training services are provided. The selling price of training is based on MBESP. General support service revenue is recognized over the term of the agreement. The selling price of general support services is based on VSOE by reference to the price our customers are required to pay for the general support services when sold separately as renewal agreements.

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

Impact of Recently Issued Accounting Standards –

Adopted by the Company in fiscal year 2016

In the fourth quarter of 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2016, which corresponds to the Company’s first quarter of fiscal year 2018, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted but must adopt all the amendments in the same period and reflected as of the beginning of the fiscal year that interim period. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In the fourth quarter of 2016, the Company adopted the FASB ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. We early adopted ASU 2015-17 on a retrospective basis. Adoption resulted in a $5.9 million decrease in the current portion of the Company’s deferred income tax assets, and the long-term portion of the Company’s deferred income tax liabilities in our consolidated balance sheet at May 31, 2015. The adoption of ASU 2015-17 had no material impact on our results of operations.

In the fourth quarter of 2016, the Company adopted the FASB ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 20115-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In the fourth quarter of 2016, the Company adopted the FASB ASU No. 2015-03, Interest – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), was issued to provide clarification to ASU 2015-03. This standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding balances on the line-of-credit arrangement. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the company’s first quarter of fiscal year 2017. This standard is to be applied retrospectively and early adoption is permitted. We early adopted ASU 2015-03 on a retrospective basis. Adoption resulted in a $26.4 million decrease in the noncurrent portion the Company’s assets, and the long-term portion of the Company’s debt in our consolidated balance sheet at May 31, 2015. The adoption of ASU 2015-03 had no material impact on our results of operations.

In the fourth quarter of 2016, the Company adopted the FASB ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provision amounts had been recognized as of the acquisition date. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2017. Early adoption is permitted. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of ASU 2016-02 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of the entity’s leasing activities, including significant judgements and changes in judgements. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 15, 2017, which corresponds to our first quarter of fiscal year 2019. No early adoption is permitted under this standard, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal year 2016:

Acquisition of Sirona - On March 4, 2016, the Company exercised its warrant and acquired 100% of the common stock of Sirona Genomics, Inc. (“Sirona”).  The cash paid for the Sirona business was $15.0 million, of which $14.4 million was paid in the fourth quarter of fiscal year 2016. The purchase agreement included two contingent consideration arrangements, one for achieving certain revenue targets in each of the next five years and the other for achieving a certain revenue milestone during the next five years. The combined potential earn-out for these arrangements is $45.0 million in cash over the next five years. Management estimated that the fair value of the contingent consideration arrangements, as of the acquisition date, was approximately $20.0 million, which is included in Other long-term liabilities on the Company’s consolidated balance sheet. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $35.0 million. The fair value of the assets and liabilities acquired was $40.6 million for identifiable intangible assets (existing technologies), $14.8 million for goodwill, $2.1 million for property and equipment, $1.3 million of cash, $1.5 million for current liabilities, $9.7 million for a Promissory Note payable to Immucor, and $12.5 million for a long-term deferred tax liability. The purchase price allocation for this acquisition is preliminary and is subject to material valuation adjustments or tax matters that may be identified within the measurement period. The goodwill arising from this acquisition is not deductible for tax purposes.

The Company determines contingent consideration liabilities by applying a form of the income approach, based upon the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the financial performance targets. The key assumptions were the earn-out period payment probabilities, projected revenues, discount rate and the timing of payments. The present value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. These assumptions are considered to be level 3 inputs by ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), which are not observable in the market.

Immucor has been in a collaborative arrangement with Sirona since October 2014 for the development and commercialization of a next generation sequencing HLA typing product for transplant diagnostics. Refer to Note 3 for additional information.

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

Business combinations completed in fiscal year 2015:

Acquisition of Sentilus – On October 1, 2014, the Company completed the acquisition of Sentilus, Inc. (“Sentilus”). Sentilus was a privately-held company focused on developing a novel, inkjet-printed antibody microarray-based technology, FemtoarraysTM. Among other uses, Sentilus has been developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas, including transfusion diagnostics, and could potentially serve as a next generation technology platform for our transfusion diagnostics business. The total cash purchase price of the Sentilus business was $6.0 million. The purchase agreement included two contingent consideration arrangements, one for achieving certain regulatory milestones with a potential earn-out for $4.0 million in cash over the next three years, and the other in the form of performance payments based on a percentage of net future sales of the to-be-developed products over approximately the next twenty years. Management estimated that the fair value of the contingent consideration arrangements, as of the acquisition date, was approximately $6.3 million, which was included in Other long-term liabilities on the Company’s consolidated balance sheet. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $12.3 million. The other identifiable intangible assets include in-process research and development (“IPR&D”) and a non-competition agreement, which was valued at $18.8 million in the aggregate. Goodwill was valued at $0.6 million and the long-term deferred tax liability was valued at $7.2 million. The goodwill arising from this acquisition was not deductible for tax purposes.

Acquisition of LIFECODES distribution business – The Company completed the acquisition of the LIFECODES distribution business in India effective August 1, 2014. This acquisition enables the Company to streamline the distribution of its LIFECODES products in that region. The Company acquired the assets of the India distribution business for a total cash purchase price of $0.4 million. The purchase price also included a potential earn-out of up to $0.2 million if certain financial targets were met during the two year period ending July 2016.

Business combinations completed in fiscal year 2014:

Acquisition of Organ-i – On May 30, 2014, the Company completed the acquisition of Organ-i, Inc. (“Organ-i”) a privately-held company focused on developing non-invasive tests to monitor and predict organ health for transplant recipients. This acquisition expands our product offering for post-transplant testing and directly complements our existing LIFECODES business. The total cash purchase price of this business was $12.0 million plus a potential earn-out of up to $18.0 million if certain product and financial targets during fiscal years 2015 through 2020 are met. Management estimated that the fair value of the contingent consideration arrangement as of the acquisition date was approximately $11.3 million. Including the contingent consideration, the aggregate estimated fair value of the consideration paid was approximately $23.3 million. The other identifiable intangible assets including existing technology, IPR&D and non-competition agreements were valued at $26.7 million. Goodwill was valued at $5.8 million and the long-term deferred tax liability was valued at $9.1 million. The contingent consideration liability is considered long-term and is included in long-term liabilities in the Company’s consolidated balance sheet. In the third quarter of fiscal year 2015, the long-term deferred tax liability was revised to $8.9 million due to the Company finalizing the amount of the tax attributes acquired in the acquisition and goodwill was revised to $5.6 million. The goodwill arising from this acquisition was not deductible for tax purposes.

Acquisition of LIFECODES distribution businesses – The Company completed the acquisition of both the LIFECODES distribution businesses in the United Kingdom (“UK”) and Italy on January 31, 2014. These acquisitions enable Immucor to streamline the distribution of its LIFECODES products in Europe.

The Company acquired the stock of the UK distribution business for a total cash purchase price of $4.0 million, including acquired cash of $1.2 million. The Company acquired the assets of the Italy distribution business for a total cash purchase price of $2.4 million. In total, the Company acquired other identifiable intangible assets of $3.5 million and $1.1 million of goodwill, respectively, in these acquisitions.  The other identifiable intangible assets are mainly customer relationships, which represent the fair value of the existing customer base. The tangible assets acquired in these acquisitions were not material to the Company’s consolidated financial statements. All of the goodwill arising from the Italy asset acquisition was deductible for income tax purposes.  The goodwill arising from the UK acquisition is not deductible for tax purposes.

Financial Information

The operating results of the acquired businesses have been included in the Company’s consolidated results of operations since their dates of acquisition.

3.	OTHER INVESTMENTS

Sirona Collaboration – On October 3, 2014, the Company entered into a collaborative arrangement with Sirona for the commercialization of Sirona’s human leukocyte antigen (“HLA”) typing sample preparation and bioinformatics offering for next-generation sequencing. As part of this collaborative arrangement, the Company paid $0.7 million for a warrant with an exclusive option to acquire 100% of the common stock of Sirona and through March 2016, had loaned Sirona $9.5 million to fund development efforts of its existing projects. Of the $9.5 million loan, $4.9 million and $4.6 million were funded in fiscal years 2016 and 2015, respectively. The loan to Sirona did bear interest at a market rate. The outstanding loan and the warrant asset were both included in Other assets on the Company’s consolidated balance sheet as of May 31, 2015.

Sirona was considered to be a variable interest entity (“VIE”) until March 2016, when it was acquired. As a VIE, Sirona’s results were not consolidated with the results of Immucor since Sirona retained sole responsibility for and control of the operations of its business, and for achieving product commercialization.

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

Sentilus LLC is considered to be a VIE.  Sentilus LLC is operated as a separate business. Sentilus LLC and the Company have entered into management services agreements (the “Management Contracts”) pursuant to which Immucor will provide management, financial, legal and human resource services as well as personnel, materials and business locations to Sentilus LLC in exchange for management fees at Immucor’s cost plus a specified “arms-length” margin (which is subject to periodic adjustment). Immucor’s executive management will control and operate the Sentilus LLC business. Immucor is considered the primary beneficiary of Sentilus LLC because it is managing the Sentilus LLC business and providing the necessary personnel and support to operate the business under the terms of the Management Contracts. Accordingly, the financial results of Sentilus LLC are included in the consolidated financial results of the Company.

The operations of Sentilus LLC will be primarily funded through either additional potential future dividends from Immucor or from additional capital contributions from IVD Holdings Inc. (“Holdings”), the Parent company of IVD Intermediate Holdings A Inc. The Company could be exposed to a loss related to the Sentilus LLC business if there are expenses that are incurred by the Company on behalf of Sentilus LLC under the terms of the Management Contracts and are not reimbursed.  This risk is deemed unlikely since all of the entities involved in this arrangement are under the common control of Holdings.

The following table includes the carrying amounts and classification of the assets and liabilities of Sentilus LLC that are included in the Company’s consolidated balance sheet as of May 31, 2016 that cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay (in thousands):

ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$36	Accounts Payable	$744
Total current assets	36	Accrued expenses and other current liabilities	4
		Total current liabilities	748

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	644	Deferred Income Tax	6,207
Goodwill	105
Other intangible assets, net	18,820	Obligation to Immucor for contingent consideration liabilities	7,433
Total noncurrent assets	19,569	Total noncurrent liabilities	13,640
Total Assets	$19,605	Total Liabilities	$14,388

5.	RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition in fiscal year 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In fiscal years 2016, 2015 and 2014, approximately $3.5 million, $3.7 million, $3.9 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and the majority is included in general and administrative expenses in the consolidated statements of operations. At May 31, 2016 and 2015, the Company owed $1.7 million and $0.7 million, respectively, to the Sponsor for these fees and expenses.

Sentilus LLC and the Company have entered into management services agreements. Refer to Note 4 of the consolidated financial statements for additional information.

6.	INVENTORIES, NET

In May 2016, the Company adopted ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value. The adoption of this new standard did not have a material impact on our inventory valuation as of May 31, 2016. The Company measures inventories at cost using a first-in, first-out basis. Prior to May 2016, the Company measured inventories at the lower of cost or market. As of May 31, 2016 and 2015, inventories, net consist of the following (in thousands):

	As of May 31
	2016	2015

Raw materials and supplies	$11,840	10,816
Work in process	11,944	9,197
Finished goods	23,110	21,834
Total inventories, net	$46,894	41,847

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	As of May 31
	2016	2015

Income tax prepayments	$3,567	4,267
Prepaid expenses	2,727	3,942
Other receivables	2,185	2,952
Prepaid expenses and other current assets	$8,479	11,161

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	As of May 31
	2016	2015

Land	$217	250
Buildings and improvements	2,163	2,494
Leasehold improvements	26,261	25,639
Capital work-in-progress	4,275	6,897
Furniture and fixtures	3,861	3,757
Machinery, equipment and instruments	110,145	94,021
Total property and equipment	146,922	133,058
Less: Accumulated depreciation	(70,907)	(59,484)
Property and equipment, net	$76,015	73,574

Depreciation expense was $14.6 million, $16.8 million, and $18.3 million in fiscal years 2016, 2015, and 2014, respectively. Depreciation expense is primarily included in cost of sales in the consolidated statements of operations.

9.	GOODWILL

Changes in the carrying amount of goodwill for the years ended May 31, 2016 and 2015 were as follows (in thousands):

	May 31, 2016	May 31, 2015

Balance at beginning of period	$842,258	851,563
Additions:
Acquisition of businesses	15,131	432
Foreign currency translation adjustment	(366)	(9,737)
Impairment loss	-	-
Balance at end of period	$857,023	842,258

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

The annual evaluation of goodwill for impairment utilizes financial projections of the following fiscal year and the five year strategic plan that is prepared during the Company’s fourth quarters and reflects Management’s continuing knowledge of the operations and the markets in which the reporting units operate. The Company estimated the fair value of each of its reporting units in a manner similar to the method used in a business combination. The Company utilized the income approach in the determination of fair value. Under the income approach, estimated fair value is based on the discounted cash flow method. The key assumptions that drive the estimated fair value of the reporting units under the income approach are level 3 inputs and include future cash flows from operations and the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation. The future cash flows include additional key assumptions relating to revenue growth rates, gross profits and costs.

During fiscal years 2016 and 2015, the estimated fair value of each of our reporting units exceeded its carrying amount, therefore no further analysis was required. For each of the six reporting units that passed step one, the percentage by which the estimated fair value exceeded the carrying amount of the reporting units ranged from 6% to 134% as of March 1, 2016, and 23% to 143% as of March 1, 2015.

During fiscal year 2014, the estimated fair value of five of the Company’s six reporting units exceeded its carrying amounts. For each of the five reporting units that passed step one as of March 1, 2014, the percentage by which the estimated fair value exceeded the carrying amount of the reporting units ranged from 45% to 123%. For one of the Company’s reporting units, the estimated fair value that reflects Management’s continuing knowledge of the operations and the markets in which the reporting unit operates did not exceed the carrying amount. Therefore, the Company completed step two of the impairment testing process to measure the amount of the impairment loss. The impairment loss on goodwill was determined to be $160.0 million and was recorded in the fourth quarter of fiscal year 2014. This impairment loss represented 18% of the carrying amount of goodwill for this reporting unit.

The Company had $160.0 million of accumulated impairment losses on goodwill as of May 31, 2016.

10.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets consist of the following (in thousands):

		As of May 31
		2016			2015
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$462,602	(109,260)	353,342	462,534	(86,052)	376,482
Existing technology / trade names	12	355,604	(128,530)	227,074	314,850	(99,565)	215,285
Corporate trade name	15	40,000	(12,754)	27,246	40,000	(10,088)	29,912
Below market leasehold interests	7	1,200	(631)	569	1,200	(557)	643
Other intangibles	4	428	(262)	166	428	(156)	272
Total amortizable assets		859,834	(251,437)	608,397	819,012	(196,418)	622,594

Intangible assets not subject to amortization:
In-process research and development		24,700	-	24,700	27,700	-	27,700
Total non-amortizable assets		24,700	-	24,700	27,700	-	27,700

Other intangible assets, net		$884,534	(251,437)	633,097	846,712	(196,418)	650,294

In fiscal year 2016, it was determined that two in-process research and development projects were no longer economically feasible and therefore were written-off. One project related to the Transfusion business with a value of $2.5 million and the other project related to the Transplant and Molecular business with a value of $0.5 million. As a result, a loss of $3.0 million was recorded in the fourth quarter of fiscal year 2016 which was included in impairment loss on the Company’s consolidated statement of operations.

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates. Amortization of other intangible assets amounted to $54.9 million in fiscal year 2016, $54.5 million in fiscal year 2015, and $53.0 million in fiscal year 2014. The following table presents an estimate of amortization expense for each of the next five fiscal years (in thousands):

Year Ending May 31:
2017	$56,628
2018	56,513
2019	52,590
2020	51,482
2021	51,453

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of May 31
	2016	2015

Accrued salaries and wages	$13,075	13,981
Sales and other taxes payable	2,626	3,584
Other accrued expenses	1,368	4,526
Royalty obligations	1,905	1,226
Pricing discount to dealers	440	446
Professional fees and dealer commissions	1,305	1,163
Medical claims liability	1,290	1,206
Accrued expenses and other current liabilities	$22,009	26,132

12.	DEFERRED REVENUE

The additions to, and recognition of, deferred revenue for the years ended May 31, 2016 and 2015 were as follows (in thousands):

	For the Years Ended May 31
	2016	2015

Balance at beginning of year	$2,766	2,899
Additions to deferred revenue from new contracts	14,314	9,388
Revenue recognized during the year	(14,179)	(9,293)
Foreign currency translation adjustment	(14)	(228)
Balance at end of year	2,887	2,766
Less: Current portion	(2,864)	(2,703)
Deferred revenue, net of current portion	$23	63

13.	LONG-TERM DEBT

In May of 2016, the Company adopted ASU 2015-03, Interest – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changed the presentation of debt issuance costs on the balance sheet by requiring that they be presented as a direct deduction from the related debt liability, rather than represented as a separate asset. As a result, the Company’s deferred financing costs are now reflected in the Long-term debt, excluding current portion on the Company’s consolidated balance sheets for all periods presented. Long-term debt as of May 31, 2016 and 2015 consists of the following (in thousands):

	As of May 31
	2016				2015
	Gross	OID (1)	DFC (2)	Net	Gross	OID (1)	DFC (2)	Net

Term Loan Facility	$641,777	(5,210)	(11,049)	625,518	648,410	(7,381)	(15,664)	625,365
Notes	400,000	(2,648)	(7,223)	390,129	400,000	(3,291)	(8,978)	387,731
Revolving Facility	-	-	(1,125)	(1,125)	-	-	(1,757)	(1,757)
Capital lease agreements	232	-	-	232	7	-	-	7
Total long-term debt	1,042,009	(7,858)	(19,397)	1,014,754	1,048,417	(10,672)	(26,399)	1,011,346
Less: Current portion of long-term debt	6,806	-	-	6,806	6,640	-	-	6,640
Long-term debt, excluding current portion	$1,035,203	(7,858)	(19,397)	1,007,948	1,041,777	(10,672)	(26,399)	1,004,706

(1) - OID refers to original issue discounts on the Company's long-term debt

(2) - DFC refers to deferred financing costs related to the Company's long-term debt facilities

Senior Secured Credit Facilities, Security Agreement and Guaranty

In connection with the Immucor Acquisition on August 19, 2011, the Company entered into a credit agreement and related security and other agreements for (1) a $615.0 million senior secured term loan facility with Term B Loans (the “Term Loan Facility”) and (2) a $100.0 million senior secured revolving loan facilities (the “Revolving Facilities,” and together with the Term Loan Facility, the “Senior Credit Facilities”) with certain lenders, Citibank, N.A., as Administrative Agent and collateral agent (the “Administrative Agent”) and the other agents party thereto. In addition to borrowings upon prior notice, the Revolving Facilities include borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, Euros, British Pounds, Japanese Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facilities may agree (subject to a sublimit for such non-U.S. currencies).

The Company modified the Senior Credit Facilities through various amendments during fiscal years 2012 and 2013. Included in these amendments was the refinancing of the Senior Credit Facilities in August 2012 and in February 2013. The result of these refinancings was to lower the interest rate on the Term Loan Facility and Revolving Facilities and to extend the maturity date of the Revolving Facilities to August 19, 2017. In addition, the amendments modified the financial covenant of the Senior Credit Facilities such that the financial covenant is no longer applicable to the Term Loan Facility and is only applicable to the Revolving Facilities. In March 2013, the Company borrowed an additional $50.0 million on the Term Loan Facility in connection with the LIFECODES acquisition. These additional borrowings were on the same terms as the Term Loan Facility, as then amended.

On December 9, 2015, the Company entered into Amendment No. 5 to the credit agreement (“Amendment No. 5”) to modify the financial covenant associated with the Revolving Facilities. Amendment No. 5 provides that beginning with the period ending November 30, 2015, for purposes of calculating its compliance with the senior secured leverage ratio covenant for any trailing twelve-month period for bank reporting purposes, the Company may calculate EBITDA on a constant currency basis, as defined in the amendment. The use of the constant currency adjustment is subject to the Company’s compliance with certain restrictions.

On May 4, 2016, the Company entered into Amendment No. 6 to the credit agreement (“Amendment No. 6”). Amendment No. 6 extends the maturity date of the Revolving Facilities and amends certain other terms of the Revolving Facilities. The margin for borrowings under the Revolving Facilities remains unchanged by the amendment, however, a 0% LIBOR floor is imposed on future LIBOR borrowings. Amendment No. 6 extends the maturity date of the Revolving Facilities to the earlier of (i) February 19, 2020, (ii) May 19, 2018, if the maturity of the Term Loan Facility has not been extended by such date, and (iii) 90 days prior to any maturity date of certain funded material indebtedness (which maturity date shall be no earlier than October 19, 2018). Certain other Company actions would also result in a springing maturity of the Revolving Facilities as early as August 20, 2017. Amendment No, 6 also reduces the aggregate principal amount of the revolving credit commitments as follows: (1) effective on May 4, 2016, from $100.0 million to $80.0 million, (2) on August 19, 2018, to $70.0 million, (3) on February 19, 2019, to $60.0 million, and (4) on August 19, 2019, to $50.0 million. Finally, Amendment No. 6 provides that if the Term Loan Facility is amended, then certain provisions with respect to the interest rate margin and negative financial covenants will apply to the Revolving Facilities.

 The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the principal amount of loans under the Term Loan Facility as most recently amended with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in the Term Loan Facility.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facilities is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings, subject to a 0% LIBOR floor. The applicable margin for borrowings under the Revolving Facilities is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The interest rate on the Term Loan Facility was 5.00% as of May 31, 2016 and 2015. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.1% for fiscal year 2016. At May 31, 2016, there were no outstanding borrowings under the Revolving Facilities and no outstanding letters of credit.

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

The financial covenant of the Senior Credit Facilities is only applicable to the Revolving Facilities. The Company is required to comply on a quarterly basis with a maximum senior secured net leverage ratio covenant of 5.25 to 1.00 only if there are amounts outstanding under the Revolving Facilities. Remedies for default under such covenant may only be exercised by the lenders under the Revolving Facilities.

The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including upon change of control and a cross-default to any other indebtedness with an aggregate principal amount of $20 million or more.

Indenture and the Senior Notes Due 2019

The Company has also issued $400 million in principal amount of Senior Notes (the “Notes”). The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.7% for the year ended May 31, 2016. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2017	$6,806
2018	6,690
2019	628,513
2020	400,000
Total	$1,042,009

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Year Ended May 31
	2016	2015	2014

Notes, including OID amortization	$45,143	45,071	45,008
Term Loan Facility, including OID amortization	34,948	35,078	35,298
Amortization of deferred financing costs	7,120	6,717	6,333
Interest rate swaps and other interest	612	915	1,024
Revolving facilities fees and interest	887	726	507
Interest accreted on contingent consideration liability	1,825	914	134
Interest expense	$90,535	89,421	88,304

Deferred financing costs

Changes in deferred financing costs for the fiscal years ending May 31, 2016 and 2015 were as follows (in thousands):

	As of May 31
	2016	2015

Balance at beginning of period	$26,399	33,116
Debt issuance costs (1)	118	-
Amortization	(7,120)	(6,717)
Balance at end of period	$19,397	26,399

(1) Debt issuance costs are related to Amendment No. 6 of our credit agreement

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except for the costs associated with the Revolving Facilities which uses the straight-line method.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	As of May 31
	2016	2015

Contingent consideration liability	$40,350	18,526
Unrecognized tax benefits	15,191	9,066
Severance indemnity for employees	1,273	1,223
Deferred leasehold improvement incentive	-	145
Other liabilities	606	252
Other long-term liabilities	$57,420	29,212

15.	DERIVATIVE FINANCAL INSTRUMENTS

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

As of May 31, 2016, the Company has an interest rate swap agreement to hedge $70.0 million of its future interest commitments resulting from the Company’s Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. As of May 31, 2015, the Company had interest rate swap agreements to hedge $155.0 million of its future interest commitments resulting from the Company’s Term Loan Facility. The purpose of entering into a swap agreement is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, the swaps include a LIBOR floor of 1.25%. The swap agreements hedge a portion of contractual floating rate interest commitments through the expiration of the agreement in September of each year through 2016

Prior to October 1, 2014, the Company had swap agreements that hedged $240.0 million of its floating rate interest commitments at a weighted average fixed LIBOR rate of 1.67%. Effective October 1, 2014 through September 30, 2015, the Company has swap agreements that hedge $155.0 million of the Company’s floating rate interest commitments at a weighted average fixed LIBOR rate of 1.77%. Effective October 1, 2015 through September 30, 2016, the Company will have a swap agreement to hedge $70.0 million of the Company’s floating rate interest commitments at a fixed LIBOR rate of 1.91%.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of May 31, 2016, approximately $0.2 million of the deferred net loss on derivative instruments accumulated in other comprehensive income or loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of May 31
	2016	2015

Interest rate swaps (included in other liabilities)	$(155)	(686)

The loss from accumulated other comprehensive income (loss) (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Year Ended May 31
Location of (loss) gain reclassified from AOCI into income	2016	2015

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(615)	(907)
Interest income (expense) (ineffective portion)	$(2)	(3)

16.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of May 31, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(155)	-	(155)
Contingent consideration liabilities	$-	-	(40,356)	(40,356)

	As of May 31, 2015
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(686)	-	(686)
Contingent consideration liability	$-	-	(18,596)	(18,596)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $10.3 million and $18.4 million of cash and cash equivalents as of May 31, 2016 and 2015, respectively, approximately 38% and 37% was located in the U.S., respectively.

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

The fair value of the Company’s Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $364.3 million and $614.5 million at May 31, 2016, respectively, based on recent trades of these debt instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $424.3 million and $653.3 million at May 31, 2015, respectively, based on the fair value of these debt instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of May 31, 2016, the Company had $40.4 million in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet. As of May 31, 2015, the Company had $18.6 million in contingent consideration liabilities for earn-out provisions, of which $0.1 million was included in Accrued expenses and other current liabilities and $18.5 million was included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the Company’s current and long-term contingent consideration liabilities are summarized in the following table (in thousands):

	Year Ended May 31
	2016	2015
Balance at the beginning of the period	$(18,596)	(11,300)
Additions due to acquisitions	(20,000)	(6,469)
Payments	65	87
Accretion of fair value	(1,825)	(914)
Balance at the end of the period	$(40,356)	(18,596)

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Total accumulated other comprehensive loss is included in the Consolidated Statement of Changes in Equity. The changes in accumulated other comprehensive loss are as follows (in thousands):

	Pretax	Tax	After Tax
Year Ended May 31, 2016
Foreign exchange translation adjustment	$(282)	(108)	(174)
Changes in fair value of cash flow hedges	530	199	331
Accumulated other comprehensive income	$248	91	157

Year Ended May 31, 2015
Foreign exchange translation adjustment	$(30,276)	(3,564)	(26,712)
Changes in fair value of cash flow hedges	698	283	415
Accumulated other comprehensive loss	$(29,578)	(3,281)	(26,297)

Year Ended May 31, 2014
Foreign exchange translation adjustment	$4,528	213	4,315
Changes in fair value of cash flow hedges	550	210	340
Accumulated other comprehensive income	$5,078	423	4,655

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of May 31
	2016	2015	2014

Cumulative foreign currency translation adjustment	$(39,313)	(39,139)	(12,427)
Change in fair value of cash flow hedges, net of tax	(94)	(425)	(840)
Accumulated other comprehensive loss	$(39,407)	(39,564)	(13,267)

18.	SHARE-BASED COMPENSATION

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

A maximum of 808,444 shares of Holdings stock may be delivered in satisfaction of, or may underlie, awards under the 2011 Plan. During fiscal year 2016, the Compensation Committee approved an increase in the shares eligible for grant under the Company’s 2011 Equity Incentive Plan from 514,631 shares to 808,444 shares.

Restricted stock units typically vest over a two-year period (50% per year) and do not expire. Upon vesting, and in some cases, certain other triggers, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions (“service-based options”), and performance-based or market-based vesting conditions (“performance-based options”). The service-based options contain tiered vesting terms over the service period. The performance-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.

During fiscal year 2014 and in the first quarter of fiscal year 2015, stock option awards were measured based upon the achievement of the market condition since the Company believed that the achievement of the performance conditions were not probable. Effective on September 2, 2014, the Company amended its 2011 Equity Incentive Plan to (1) modify the financial targets for all unvested performance-based option grants, and (2) specify that the unvested options will vest on each of August 19, 2015 and August 19, 2016 if the financial targets are achieved or exceeded for the immediately preceding fiscal years, or will vest on the later date if the financial targets are not achieved for fiscal year 2015 but are achieved for the combined fiscal years 2015 and 2016 periods. As a result of this plan amendment, the Company believed that the achievement of the performance conditions was probable and therefore the stock-based compensation cost was revalued as of September 2, 2014 for all unvested performance-based option grants. During the fourth quarter of fiscal year 2015, management reviewed the Company’s forecasted results and determined that the financial targets were no longer likely to be achieved for the combined fiscal years 2015 and 2016 periods, and the stock-based compensation costs that were revalued as of September 2, 2014 were reversed.

On September 24, 2015, the Company’s Compensation Committee approved a modification to the Company’s 2011 Equity Incentive Plan (“Plan”) effective November 1, 2015. This modification added an alternative service-based vesting opportunity to all previously granted but unvested performance-based options. On October 16, 2015, the Company’s Compensation Committee approved an additional modification to its Plan that converted all stock appreciation rights granted prior to November 1, 2015 to service-based option awards and performance-based option awards. These awards will vest from the original grant date through May 31, 2021. This modification resulted in a total increase in stock-based compensation expense of $4.6 million.

Valuation method and assumptions used

As of fiscal year 2016, the Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the initial value of common stock, expected term until the exercise of the equity award, the expected volatility of the equity value, risk-free rates of return and dividend yields, if any. Prior to fiscal year 2016, the Company used the Monte Carlo simulation approach to estimate the fair value of its stock options as well as its stock appreciation rights. There were no stock appreciation rights after the Plan modification in October of fiscal year 2016. The Company estimated the fair value of options and stock appreciation rights at the grant date using the following weighted average assumptions:

	Year Ended May 31
	2016	2015	2014

Risk-free interest rate (1)	1.05%	0.50%	0.42%
Expected volatility (2)	30.00%	35.00%	45.00%
Expected life (years) (3)	3.0	2.0	3.5
Expected dividend yield (4)	None	None	None

1.	Based on the U.S. Constant Maturity Treasury (CMT) curve in effect at the time of award.
2.

Expected stock price volatility is based on the average historical volatility of the Company when it was publicly traded and weekly stock returns of comparable companies during the period corresponding to the expected life of the options and stock appreciation rights.

3.	Represents the period of time options are expected to remain outstanding.
4.

Except for a $6.0 million dividend related to the Sentilus LLC spin-off, and a $0.4 million dividend related to a stock redemption and tax payments to be made by Holdings issued in fiscal year 2016, the Company has not paid dividends on its common stock.

Stock options

Service-based vesting conditions

The Company has granted awards that contain service-based vesting conditions.  These awards contain tiered vesting terms over the service period. The compensation cost for these options is recognized on a straight-line basis over the vesting periods. Activity for the service-based vesting options was as follows for the year ended May 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Service-based options outstanding at May 31, 2015	158,329	$100.00
Granted	546,572	100.00
Exercised	-	-
Forfeited	(31,743)	100.00
Expired or cancelled	(3,190)	100.00
Service-based options outstanding at May 31, 2016	669,968	100.00	7.8	$-

Exercisable at May 31, 2016	197,524	$100.00	6.2	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2016, 2015, and 2014 were $25.21, $13.75, and $26.93, respectively.

As of May 31, 2016, there was $10.1 million of total unrecognized compensation cost related to nonvested service-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Performance-based or market-based vesting conditions

The Company has granted awards that contain either performance-based or market-based conditions.  Compensation cost for the performance-based or market-based stock options is recognized based on either the achievement of the performance conditions, if they are considered probable, or if they are not considered probable, on the achievement of the market-based condition. Awards granted which vest upon either the satisfaction of the performance or market conditions were measured based upon the achievement of the market condition during fiscal year 2016 since the Company believes that the achievement of the performance conditions are not probable. Activity for the performance-based or market-based options was as follows for the year ended May 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)

Performance or market-based options outstanding at May 31, 2015	149,329	$100.00
Granted	6,538	100.00
Exercised	-	-
Forfeited	(20,183)	100.00
Expired or cancelled	(101,327)	100.00
Performance or market-based options outstanding at May 31, 2016	34,357	100.00	5.6	$-

Exercisable at May 31, 2016	34,357	$100.00	5.6	$-

(1)

The aggregate intrinsic value in the above table represents the total pre-tax amount that a participant would receive if the option had been exercised on the last day of the respective fiscal year. Options with a market value less than its exercise value are not included in the intrinsic value amount.

The weighted-average grant-date fair value of share options granted during the fiscal years ended May 31, 2016, 2015, and 2014 were $23.82, $4.86, and $16.79, respectively.

As of May 31, 2016, there was $0.1 million of total unrecognized compensation cost related to nonvested performance-based or market-based stock option awards. This compensation cost is expected to be recognized over a weighted average period of approximately 0.2 years.

Restricted stock units

As of fiscal year 2016, the Company estimated the fair value of its restricted stock units by using the Black-Scholes valuation model as described above. Prior to fiscal year 2016, the Company used the Monte Carlo simulation approach then applied a discount due to non-marketability. The following is a summary of the changes in unvested restricted stock units for the fiscal year ended May 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock units outstanding at May 31, 2015	2,400	$84.55
Granted	34,566	104.24
Vested	(1,600)	86.28
Forfeited	-	-
Nonvested restricted stock units outstanding at May 31, 2016	35,366	$103.73

As of May 31, 2016, there was $2.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. This compensation cost is expected to be recognized over the weighted average period of approximately 3.0 years.

Stock appreciation rights

As of November 1, 2015, the Company canceled all of its existing stock appreciation rights and converted them to service-based and performance-based option awards.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Stock appreciation rights outstanding at May 31, 2015	167,000	$1.98
Granted	3,000	1.98
Vested	-	-
Forfeited	(2,600)	1.98
Cancelled/Expired	(167,400)	1.98
Stock appreciation rights outstanding at May 31, 2016	-	$-

Shares available for future grants

As of May 31, 2016, a total of 62,653 shares were available for future grants under the 2011 Plan.

A summary of share-based compensation recorded in the statements of operations is as follows (in thousands):

	Year Ended May 31
	2016	2015	2014

Share-based compensation	$5,326	2,087	1,512
Tax benefit	(1,550)	(806)	(584)
Share-based compensation, net	$3,776	1,281	928

19.	INCOME TAXES

The Company is included in the consolidated income tax returns of Holdings. In accordance with GAAP, allocation of the consolidated income tax expense (benefit) is necessary when separate financial statements are prepared for affiliates. The Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer. As of May 31, 2016 and 2015, the Company had no amounts due to or from Holdings related to income taxes.

The following is a geographic breakdown of (loss) income before income taxes (in thousands):

	Year Ended May 31
	2016	2015	2014

Domestic operations	$(71,109)	(57,043)	(210,354)
Foreign operations	9,379	11,919	12,181
Loss before income taxes	$(61,730)	(45,125)	(198,173)

The provision (benefit) for income taxes is summarized as follows (in thousands):

	Year Ended May 31
	2016	2015	2014
Current:
Federal	$73	(642)	321
State and Local	710	740	914
Foreign	3,654	4,058	4,107
Current provision for income taxes	4,437	4,156	5,342

Non-Current:
Federal	3,959	46	(298)
State and Local	(256)	(729)	-
Foreign	(5,163)	-	-
Non-Current benefit for income taxes	(1,460)	(683)	(298)

Deferred:
Federal	(21,467)	14,344	(19,030)
State and Local	1,459	(1,944)	(1,092)
Foreign	(932)	(273)	(838)
Deferred (benefit) provision for income taxes	(20,940)	12,127	(20,960)
(Benefit) provision for income taxes	$(17,963)	15,600	(15,916)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year Ended May 31
	2016	2015	2014

Federal statutory tax rate	35.0%	35.0	35.0
State income taxes, net of federal tax benefit	(0.3)	5.9	0.8
Foreign taxes, including rate differential	(1.6)	1.6	(0.1)
Incremental U.S. impact of foreign dividends	(2.9)	(2.1)	0.4
Tax Credits	2.4	2.5	0.2
Permanent items	(1.3)	(1.5)	(0.3)
Change in estimate related to foreign tax credits	-	(69.4)	-
Unremitted Subsidiary earnings	0.3	(4.7)	-
Impairment of Goodwill	-	-	(28.3)
Acquistion-related items	-	-	0.8
Change in analysis of uncertain income tax positions	(3.0)	0.3	(0.1)
Valuation Allowance	(1.7)	(1.7)	(0.4)
Other	2.2	(0.5)	-
Effective tax rate	29.1%	(34.6)	8.0

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal year 2016 primarily relates to the U.S. tax impact of foreign dividends, the foreign tax rate differential, changes in uncertain income tax positions and changes in the valuation allowance. The Company is currently engaged in discussions with the Internal Revenue Service (“IRS”) and the Canada Revenue Agency regarding a transfer pricing agreement under the terms of a Bilateral Advanced Pricing Agreement (“BAPA”) in connection with intercompany transactions between Immucor and its subsidiary in Canada. As a result, during the fourth quarter of fiscal year 2016, the Company recognized additional income tax expense related to the tax liability for unrecognized tax benefits and a corresponding change in the competent authority asset related to the expected settlement of the BAPA.

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal year 2015 primarily relates to the Company’s change in election related to the treatment of foreign tax credits (“FTCs”) and the change in the valuation allowance for its FTC carryovers. Excluding these items, the effective tax rate would have been 34.8%.

The effective tax rate for fiscal year 2015 was significantly impacted by the Company’s decision during the third quarter of fiscal year 2015 to change its election with regard to the treatment of its foreign tax credits. This decision is expected to generate a significant reduction in cash tax payments related to subsequent fiscal years as a result of the Company changing from the credit method to the deduction method for its FTCs in various tax periods. As a result, the Company elected the deduction method for FTCs for all fiscal years beginning after fiscal year 2012. The Company filed its fiscal year 2014 and fiscal year 2015 income tax returns reflecting this change. The Company will amend its fiscal year 2012 and fiscal year 2013 income tax returns to reflect this change. The Company will not amend the income tax return for the period ended August 19, 2011. As a result of this change in election, the Company recognized a discrete charge of additional income tax expense of $23.7 million during the third quarter of fiscal year 2015. In addition, the Company recorded a valuation allowance of $7.6 million during the same period related to uncertainties in the Company’s ability to utilize the FTC carryovers prior to their expiration. These items have been combined in the Company’s reconciliation of the effective tax rate.

The difference between the federal statutory rate of 35% and the effective tax rate for fiscal year 2014 primarily relates to the following: (1) the impairment of goodwill is not deductible for income tax purposes, (2) the gain on acquisition-related item is not taxable, (3) a portion of the Company’s income is subject to tax in various tax jurisdictions with tax rates which differ from the U.S. statutory tax rate, (3) the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, (4) changes in discrete tax items recognized during the period based on enacted tax laws, and (5) the expiration of the statute of limitations for the benefits associated with uncertain tax positions.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes; and (b) net operating losses and tax credit carry-forwards. In accounting for the Organ-i acquisition, the Company recorded deferred tax liabilities of approximately $10.2 million primarily associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating loss carry-forwards. In accounting for the Sentilus acquisition, the Company recorded deferred tax liabilities of approximately $7.1 million primarily associated with acquired intangible assets that have no income tax basis. In accounting for the Sirona acquisition, the Company recorded deferred tax liabilities of approximately $16.5 million primarily associated with acquired intangible assets that have no income tax basis. These liabilities were offset by deferred tax assets primarily associated with net operating loss carry-forwards.

The significant items comprising the Company’s net deferred tax liabilities as of May 31, 2016 and 2015 are as follows (in thousands):

	Year Ended May 31
	2016	2015
Deferred tax liabilities:
Intangibles	$(240,966)	(244,319)
Unremitted Subsidiary earnings	(10,046)	(10,375)
Interest expense	(6,119)	(8,704)
Property and equipment	(4,901)	(3,157)
Transfer pricing	-	(342)
Prepaids	(489)	(744)
Deferred tax assets:
Net operating loss carry-forwards	18,207	18,508
Tax credit carry-forwards	17,085	15,352
Compensation expense	6,801	5,186
Capitalized research	4,692	5,431
Inventory	3,763	1,939
Reserves not currently deductible	2,064	1,726
Other	788	1,062
Net deferred tax liabilities before valuation	(209,121)	(218,437)
Valuation Allowance	(13,236)	(12,177)
Net deferred tax liabilities	$(222,357)	(230,614)

As of May 31, 2016 and 2015, net deferred tax liabilities located in countries outside the U.S. were $7.6 million and $10.6 million, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s largest foreign tax jurisdictions are Canada, Germany and Italy. The Company’s income tax returns for substantially all fiscal years beginning after May 31, 2009 remain subject to examination by various tax authorities. The Company’s U.S. Federal income tax return for fiscal year 2011 is currently under IRS examination. Although the outcome of tax examinations is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, if any, have been provided for any adjustments that are expected to result from the Company’s tax positions.

As of May 31, 2016, $46.5 million of Federal net operating loss (“NOL”) carry-forwards were available to reduce future U.S. Federal taxable income. These net operating loss carry-forwards begin to expire in fiscal year 2025. The Company has $7.6 million of FTC carry-forwards which expire in fiscal year 2021. The Company has $6.9 million of Federal research and development credits which expire between fiscal year 2019 and fiscal year 2036 and Federal alternative minimum tax credit carryovers of $0.5 million with no expiration period. Certain portions of the Federal net operating loss and certain tax credit carry-forwards are subject to annual limitations on their usage resulting from the BioArray acquisition in fiscal year 2009, the Organ-i acquisition in fiscal year 2014, the Sentilus acquisition in fiscal year 2015 and the Sirona acquisition in fiscal year 2016.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and unrepatriated earnings as well as the future earnings of each foreign subsidiary. During fiscal years 2016 and 2015, the Company recorded a deferred tax liability associated with unremitted foreign earnings of certain subsidiaries. The amount of the deferred tax liability significantly increased as a result of the change in estimate for FTCs during fiscal year 2015. The Company considers its equity investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on such amounts.

The Company has NOL carry-forwards of $2.4 million in Belgium and $0.3 million in France. The NOL carry-forwards for Belgium and France do not expire. The Company has recorded a full valuation allowance related to the Belgium NOLs due to uncertainties regarding the realization of this deferred tax asset.

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

An analysis of the Company’s deferred tax asset valuation allowance is as follows (in thousands):

	Year Ended May 31
	2016	2015

Balance, beginning of period	$12,177	3,962
Change due to acquisitions	-	-
Additions	1,070	8,381
Reductions	(11)	(166)
Balance, end of period	$13,236	12,177

The following is a tabular reconciliation of the total tax liability for unrecognized tax benefits for the years ended May 31, 2016 and 2015 (in thousands):

	Year Ended May 31
	2016	2015

Balance, beginning of period	$12,467	12,863
Change due to Acquisitions	188	-
Gross increases(decreases) in unrecognized tax benefits as a result of tax positions taken during a prior period	4,925	(337)
Gross increases(decreases) in unrecognized tax benefits as a result of tax positions taken during current period	1,100	1,180
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	-	(1,239)
Balance, end of period	$18,680	12,467

The Company does not anticipate that within the next twelve months the total amount of unrecognized tax benefits will significantly increase or decrease. The total balance of unrecognized tax benefits at May 31, 2016 is $21.2 million, including accrued interest. Of this amount, the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $20.8 million.

Approximately $15.2 million of the unrecognized tax benefit is reflected as a non-current liability as it is unlikely to require payment during the twelve-month period ending May 31, 2017. The remaining $6.0 million is included in non-current deferred tax liabilities. At May 31, 2015, the liability for unrecognized tax benefits, including accrued interest, of $9.1 million was included as a non-current liability and $4.7 million was included in non-current deferred tax liabilities.

As of May 31, 2016 and 2015, the Company recorded accrued interest related to the unrecognized tax benefits of $2.5 million and $1.4 million, respectively. During fiscal year 2016, 2015, and 2014, the Company recognized an income tax (benefit) expense of $1.1 million, ($0.3) million, and $0.3 million, respectively, due to changes in the reserves for interest. The Company has not accrued penalties since adoption of the update to ASC 740, “Income Taxes.”

At May 31, 2016 and 2015, other assets in the consolidated balance sheets include $13.7 million and $6.1 million, respectively, of competent authority offsets related to transfer pricing. Competent authority offsets represent anticipated refunds from bilateral agreements between the taxing authorities of two countries which eliminates double taxation by treaty. For Immucor, this competent authority offset represents anticipated refunds by taxing authorities that will offset potential uncertain tax positions related to transfer pricing.

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

The Company manufactures and markets a complete line of diagnostics products and automated systems used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood and human tissue to enable the most compatible match available between patient and donor. These tests are performed for the purpose of blood transfusions and organ and stem cell transplantations.

The Company operates in various geographies. These geographic markets are comprised of the United States, Europe, Canada and other international markets. The majority of the other international markets are considered emerging markets for our business. These products are marketed globally, both directly to the end user and through established distributors.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following segment data is presented for the years ended May 31, 2016, 2015, and 2014 as follows (in thousands):

	Year Ended May 31
	2016	2015	2014
Net sales by product group:
Transfusion	$317,345	326,850	330,547
Transplant & Molecular	62,627	62,450	57,509
Total	$379,972	389,300	388,056

Following is a summary of enterprise-wide information (in thousands):

	Year Ended May 31
	2016	2015	2014
Net sales to customers by geography are as follows:
United States	$241,199	238,639	239,204
Europe (A)	70,630	77,820	79,219
Canada	15,576	19,260	19,127
Other	52,567	53,581	50,506
Total	$379,972	389,300	388,056

Net sales are attributed to individual countries based on the customer's country of origin at the time of the sale and where the Company has an operating entity.

	As of May 31
	2016	2015
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$55,080	52,764
Europe (B)	14,729	14,542
Canada	3,543	4,029
Other (C)	2,663	2,239
Total	$76,015	73,574

	As of May 31
	2016	2015
Concentration of net assets by geography:
United States	$200,226	241,522
Europe	102,593	100,071
Canada	28,617	30,274
Other (C)	13,110	11,814
Total	$344,546	383,681

(A) - Net sales to any individual country within Europe were not material to the Company's consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C ) - Primarily Japan and India

Sales to an individual customer did not exceed 10% or more of our annual net sales during any of the years ended May 31, 2016, 2015, or 2014.

21.	RETIREMENT PLANS

The Company maintains a 401(k) retirement plan covering its U.S. employees who meet the plan requirements. The Company matches a portion of employee contributions, which vest immediately. The Company matched contributions to the plan of $2.4 million during fiscal year 2016, $2.1 million during fiscal year 2015, and $1.9 million during 2014 fiscal year.

The Company’s Canadian affiliate maintains a defined contribution pension plan covering all Canadian employees, except temporary employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions once they have been a participant continuously for two years. The Company’s matching contributions to the plan were $0.1 million for fiscal year 2016, $0.1 million for fiscal year 2015, and $0.1 million for fiscal year 2014.

In January 2016, the Company’s Japanese affiliate began a defined contribution pension plan covering all Japanese employees, except temporary and contracted employees. The Company matches a portion of employee contributions to the plan, and each employee vests in the Company’s matching contributions immediately after three years of service. The Company’s matching contributions to the plan were $0.1 million for fiscal year 2016.

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

Refer to Note 4 for information on assets and liabilities of Sentilus LLC, a consolidated variable interest entity, that are included in the Company’s consolidated balance sheet as of May 31, 2016. These assets and liabilities cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay. Accordingly, the condensed consolidated financial information reflects the activity of Sentilus LLC and its related eliminations under the VIE and VIE Eliminations heading. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total
ASSETS

Current Assets:
Cash and cash equivalents	$4,058	(187)	6,356	-	10,227	36	10,263
Accounts receivable, net	28,314	5,866	27,863	-	62,043	-	62,043
Intercompany receivable	98,375	26,311	24,710	(148,502)	894	(894)	-
Inventories, net	19,853	17,321	11,415	(1,695)	46,894	-	46,894
Prepaid expenses and other current assets	3,381	449	4,649	-	8,479	-	8,479
Total current assets	153,981	49,760	74,993	(150,197)	128,537	(858)	127,679

Property and equipment, net	39,724	14,713	20,934	-	75,371	644	76,015
Investment in subsidiaries	211,451	20,033	3,019	(234,503)	-	-	-
Goodwill	744,044	62,771	50,103	-	856,918	105	857,023
Other intangible assets, net	489,871	92,500	31,906	-	614,277	18,820	633,097
Other assets	30,346	274	360	(9,728)	21,252	(7,433)	13,819
Total assets	$1,669,417	240,051	181,315	(394,428)	1,696,355	11,278	1,707,633

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,622	5,517	5,346	-	21,485	744	22,229
Intercompany payable	18,293	117,516	12,693	(148,502)	-	-	-
Accrued interest and interest rate swap liability	18,869	-	-	-	18,869	-	18,869
Accrued expenses and other current liabilities	10,700	5,230	6,075	-	22,005	4	22,009
Income taxes payable	30,190	(29,838)	2,233	-	2,585	-	2,585
Deferred revenue, current portion	1,785	-	1,079	-	2,864	-	2,864
Current portion of long-term debt	6,634	172	-	-	6,806	-	6,806
Total current liabilities	97,093	98,597	27,426	(148,502)	74,614	748	75,362

Long-term debt, excluding current portion	1,007,888	60	-	-	1,007,948	-	1,007,948
Deferred income tax liabilities	201,489	7,070	8,245	(654)	216,150	6,207	222,357
Other long-term liabilities	22,724	43,099	1,325	(9,728)	57,420	-	57,420
Total liabilities	1,329,194	148,826	36,996	(158,884)	1,356,132	6,955	1,363,087
Equity:
Shareholders' equity of Immucor, Inc.	340,223	91,225	144,319	(235,544)	340,223	-	340,223
Noncontrolling interest	-	-	-	-	-	4,323	4,323
Total equity	340,223	91,225	144,319	(235,544)	340,223	4,323	344,546
Total liabilities and equity	$1,669,417	240,051	181,315	(394,428)	1,696,355	11,278	1,707,633

IMMUCOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS

Current Assets:
Cash and cash equivalents	$7,080	(263)	11,546	-	18,363
Accounts receivable, net	30,442	6,014	31,218	-	67,674
Intercompany receivable	68,815	24,201	8,861	(101,877)	-
Inventories, net	18,361	13,706	11,830	(2,050)	41,847
Prepaid expenses and other current assets	5,178	426	5,557	-	11,161
Total current assets	129,876	44,084	69,012	(103,927)	139,045

Property and equipment, net	38,915	13,849	20,810	-	73,574
Investment in subsidiaries	220,412	5,021	3,019	(228,452)	-
Goodwill	744,149	47,640	50,469	-	842,258
Other intangible assets, net	557,133	59,164	33,997	-	650,294
Other assets	14,533	310	324	-	15,167
Total assets	$1,705,018	170,068	177,631	(332,379)	1,720,338

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,297	2,604	4,965	-	13,866
Intercompany payable	2,389	91,547	7,941	(101,877)	-
Accrued interest and interest swap liability	19,288	-	-	-	19,288
Accrued expenses and other current liabilities	13,758	5,131	7,243	-	26,132
Income taxes payable	30,061	(30,074)	3,509	-	3,496
Deferred revenue, current portion	1,498	7	1,198	-	2,703
Current portion of long-term debt	6,633	7	-	-	6,640
Total current liabilities	79,924	69,222	24,856	(101,877)	72,125

Long-term debt, excluding current portion	1,004,706	-	-	-	1,004,706
Deferred income tax liabilities	220,720	1,386	9,299	(791)	230,614
Other long-term liabilities	15,987	11,908	1,317	-	29,212
Total liabilities	1,321,337	82,516	35,472	(102,668)	1,336,657
Shareholders' Equity:
Total shareholders' equity	383,681	87,552	142,159	(229,711)	383,681
Total liabilities and shareholders' equity	$1,705,018	170,068	177,631	(332,379)	1,720,338

Statements of Operations Year to Date

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended May 31, 2016

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$248,717	58,163	139,959	(66,867)	379,972	-	379,972
Cost of sales (exclusive of amortization shown separately below)	84,442	35,159	91,235	(66,867)	143,969	-	143,969
Gross profit	164,275	23,004	48,724	-	236,003	-	236,003

Operating expenses:
Research and development	12,500	16,296	679	-	29,475	780	30,255
Selling and marketing	25,983	9,850	20,822	-	56,655	-	56,655
Distribution	9,548	1,405	6,509	-	17,462	-	17,462
General and administrative	30,367	5,326	8,745	-	44,438	24	44,462
Amortization expense	47,887	4,919	2,129	-	54,935	2	54,937
Impairment loss	818	2,500	-	-	3,318	-	3,318
Total operating expenses	127,103	40,296	38,884	-	206,283	806	207,089

Income (loss) from operations	37,172	(17,292)	9,840	-	29,720	(806)	28,914

Non-operating (expense) income:
Interest income	415	-	189	(225)	379	(244)	135
Interest expense	(89,534)	(1,174)	(52)	225	(90,535)	-	(90,535)
Other, net	5,261	505	(4,327)	-	1,439	(1,683)	(244)
Total non-operating expense	(83,858)	(669)	(4,190)	-	(88,717)	(1,927)	(90,644)

(Loss) income before income taxes	(46,686)	(17,961)	5,650	-	(58,997)	(2,733)	(61,730)
(Benefit) provision for income taxes	(12,548)	(6,619)	2,260	-	(16,907)	(1,056)	(17,963)
Net (loss) income before earnings of consolidated subsidaries	(34,138)	(11,342)	3,390	-	(42,090)	(1,677)	(43,767)
Net income (loss) of consolidated subsidiaries	(7,952)	-	-	7,952	-	-	-
Net (loss) income	(42,090)	(11,342)	3,390	7,952	(42,090)	(1,677)	(43,767)
Net loss attributable to noncontrolling interest	-	-		-	-	(1,677)	(1,677)
Net loss attributable to Immucor, Inc.	$(42,090)	(11,342)	3,390	7,952	(42,090)	-	(42,090)

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended May 31, 2015

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$250,714	56,844	153,768	(72,026)	389,300
Cost of sales (exclusive of amortization shown separately below)	80,606	37,470	97,609	(72,026)	143,659
Gross profit	170,108	19,374	56,159	-	245,641

Operating expenses:
Research and development	11,633	16,331	827	-	28,791
Selling and marketing	24,878	10,133	22,822	-	57,833
Distribution	10,814	1,612	7,596	-	20,022
General and administrative	27,438	4,520	9,233	-	41,191
Amortization expense	47,887	4,309	2,335	-	54,531
Total operating expenses	122,650	36,905	42,813	-	202,368

Income (loss) from operations	47,458	(17,531)	13,346	-	43,273

Non-operating (expense) income:
Interest income	64	-	192	(111)	145
Interest expense	(88,957)	(507)	(68)	111	(89,421)
Other, net	3,000	(552)	(1,570)	-	878
Total non-operating net expense	(85,893)	(1,059)	(1,446)	-	(88,398)

(Loss) income before income taxes	(38,435)	(18,590)	11,900	-	(45,125)
Provision (benefit) for income taxes	17,631	(5,806)	3,775	-	15,600
Net (loss) income before earnings of consolidated subsidiaries	(56,066)	(12,784)	8,125	-	(60,725)
Net (loss) income of consolidated subsidiaries	(4,659)	-	-	4,659	-
Net (loss) income	$(60,725)	(12,784)	8,125	4,659	(60,725)

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended May 31, 2014

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$251,079	55,457	149,725	(68,205)	388,056
Cost of sales (exclusive of amortization shown separately below)	82,485	32,936	92,418	(68,205)	139,634
Gross profit	168,594	22,521	57,307	-	248,422

Operating expenses:
Research and development	13,514	15,180	376	-	29,070
Selling and marketing	24,701	9,188	25,168	-	59,057
Distribution	11,199	1,484	7,482	-	20,165
General and administrative	25,412	7,362	8,829	-	41,603
Amortization expense	47,883	2,700	2,382	-	52,965
Acquisition-related items	(4,638)	-	-	-	(4,638)
Impairment loss	160,000	150	-	-	160,150
Total operating expenses	278,071	36,064	44,237	-	358,372

(Loss) income from operations	(109,477)	(13,543)	13,070	-	(109,950)

Non-operating (expense) income:
Interest income	-	8	84	(56)	36
Interest expense	(88,314)	-	(46)	56	(88,304)
Other, net	819	153	(927)	-	45
Total non-operating net (expense) income	(87,495)	161	(889)	-	(88,223)

(Loss) income before income taxes	(196,972)	(13,382)	12,181	-	(198,173)
(Benefit) provision for income taxes	(14,381)	(5,060)	3,525	-	(15,916)
Net (loss) income before earnings of consolidated subsidiaries	(182,591)	(8,322)	8,656	-	(182,257)
Net income (loss) of consolidated subsidiaries	334	-	-	(334)	-
Net (loss) income	$(182,257)	(8,322)	8,656	(334)	(182,257)

Statements of Cash Flows

IMMUCOR, INC.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended May 31, 2016

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net cash provided by (used in) operating activities	$34,344	1,637	(47)	(3,610)	32,324	(5,233)	27,091
Net cash (used in) provided by investing activities	(24,539)	(1,497)	(1,581)	(6,008)	(33,625)	5,269	(28,356)
Net cash (used in) provided by financing activities	(12,984)	(64)	(3,517)	9,517	(7,048)	-	(7,048)
Effect of exchange rate changes on cash and cash equivalents	157	-	(45)	101	213	-	213
(Decrease) increase in cash and cash equivalents	(3,022)	76	(5,190)	-	(8,136)	36	(8,100)
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363	-	18,363
Cash and cash equivalents at end of period	$4,058	(187)	6,356	-	10,227	36	10,263

IMMUCOR, INC.

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

IMMUCOR, INC.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended May 31, 2014

(in thousands)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$15,530	(1,540)	12,221	(610)	25,601
Net cash provided by (used in) investing activities	1,209	(14,972)	(11,233)	(197)	(25,193)
Net cash (used in) provided by financing activities	(6,633)	(40)	(786)	785	(6,674)
Effect of exchange rate changes on cash and cash equivalents	(179)	-	656	22	499
Increase (decrease) in cash and cash equivalents	9,927	(16,552)	858	-	(5,767)
Cash and cash equivalents at beginning of period	6,971	4,107	18,310	-	29,388
Cash and cash equivalents at end of period	$16,898	(12,445)	19,168	-	23,621

23.	OTHER EQUITY MATTERS

In the fourth quarter of fiscal year 2016, the Company issued a dividend of $6.0 million related to the Sentilus LLC spin-off, and a $0.4 million dividend related to a stock redemption and tax payments to be made by Holdings. Other than potential periodic dividends to fund Sentilus LLC activities and tax payments, the Company does not expect to pay dividends on its common stock in the near future.

24.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In the U.S., the Company leases office, warehousing and manufacturing facilities under several operating lease agreements expiring at various dates through fiscal year 2026 with a right to renew for an additional term in the case of most of the leases. Certain of these leases contain escalation clauses. Outside the U.S., the Company leases foreign office and warehouse facilities under operating lease agreements expiring at various dates through fiscal year 2022. The total leasing expense for the Company was $5.8 million in fiscal year 2016, $5.5 million in fiscal year 2015, and $5.5 million in fiscal year 2014 periods.

The following is a schedule of the approximate future annual lease payments under all operating leases that have initial or remaining non-cancelable lease terms as of May 31, 2016 (in thousands):

Year ended May 31:
2017	$5,610
2018	4,291
2019	3,543
2020	2,594
2021	2,468
Thereafter	8,584
Total	$27,090

Purchase Commitments

Purchase commitments made in the normal course of business were $44.1 million as of May 31, 2016. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of May 31, 2016 (in thousands):

Year ended May 31:
2017	$20,400
2018	8,760
2019	8,086
2020	4,308
2021	2,576
Thereafter	-
Total	$44,130

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

Self-Insurance Costs

In fiscal year 2014, the Company entered into a program to self-insure its costs related to U.S. medical employee benefits. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The liabilities for medical claims are accounted for on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure on a per claim and on an aggregate basis. The Company is insured for covered costs in excess of these per claim limits. As of May 31, 2016 and May 31, 2015, the self-insured liability was approximately $1.3 million and $1.2 million, respectively, and was included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheet.

Royalty Payments

The Company is required to pay royalty payments on the sales of specific products. These royalty payments are based on the net selling price of the specific products and are mainly calculated at fixed percentages. On certain products, a minimum annual royalty fee is applicable. In total, the Company incurred costs of $4.8 million, $4.6 million and $4.2 million related to royalty fees in fiscal years 2016, 2015 and 2014, respectively. As of May 31, 2016, the Company had a minimum royalty payment obligation of approximately $12.5 million. The following is a schedule of the approximate future payments for royalty payment commitments as of May 31, 2016 (in thousands):

Year ended May 31:
2017	$2,616
2018	2,666
2019	2,716
2020	2,786
2021	1,698
Thereafter	5
Total	$12,487

25.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The quarterly financial data included in the tables below are in thousands:

Fiscal Year Ended	Net Sales	Gross Profit	Income from Operations	Net Loss	Net loss attributable to noncontrolling interest	Net loss attributable to Immucor, Inc.

May 31, 2016

First Quarter	$96,712	62,070	12,510	(7,217)	-	(7,217)
Second Quarter	96,249	58,361	8,188	(11,796)	-	(11,796)
Third Quarter	88,893	54,763	5,093	(8,660)	(237)	(8,423)
Fourth Quarter	98,118	60,809	3,123	(16,094)	(1,440)	(14,654)
Total	$379,972	236,003	28,914	(43,767)	(1,677)	(42,090)

Fiscal Year Ended	Net Sales	Gross Profit	Income from Operations	Net Loss

May 31, 2015

First Quarter	$102,441	65,614	13,874	(5,479)
Second Quarter	96,277	60,504	8,351	(9,077)
Third Quarter	95,605	61,634	12,878	(39,440)
Fourth Quarter	94,977	57,889	8,170	(6,729)
Total	$389,300	245,641	43,273	(60,725)

Item 8. — Financial Statements and Supplementary Data

B.	Supplementary Financial Information

Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended May 31, 2016, 2015, and 2014

(in thousands)

	Beginning Balance	Additions to Expense	Deductions (1)	Other (2)	Ending Balance

2016
Allowance for doubtful accounts	$1,669	572	(127)	-	2,114
Deferred income tax valuation allowance	12,177	1,070	(11)	-	13,236

2015
Allowance for doubtful accounts	898	970	(199)	-	1,669
Deferred income tax valuation allowance	3,962	8,381	(166)	-	12,177

2014
Allowance for doubtful accounts	815	268	(1,934)	1,749	898
Deferred income tax valuation allowance	3,234	1,111	(383)	-	3,962

(1)	Includes deductions, allowances written-off during the period less recoveries of accounts previously written-off, as well as the effect of changes in foreign exchange rates and changes in estimates.
(2)	Represents valuation allowance to show gross receivables and related allowances at their net fair value at the time of acquisition, now reversed as the related receivables have been collected.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. — Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of May 31, 2016, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

The management of Immucor is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2016. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Immucor’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 using the criteria described in “Internal Control—2013 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 31, 2016. Immucor’s management has concluded that, as of May 31, 2016, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Item 9B. — Other Information

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

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

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

Name of Director	Age	Position and Biographical information
Jeffrey K. Rhodes	41

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

Todd B. Sisitsky	44

Mr. Sisitsky is a Partner of the Sponsor, the Managing Partner of the Sponsor Capital North America, head of the firm’s global healthcare investing platform, and a member of the firm’s Executive Committee. He has played leadership roles in connection with the Sponsor’s investments in Adare Pharma, Aptalis Pharma, Biomet, Fenwal Transfusion Therapies, IASIS Healthcare, Surgical Care Affiliates, HealthScope, IMS Health, Immucor, and Par Pharmaceutical. Mr. Sisitsky also serves on the board of directors of the global not-for-profit organization, the Campaign for Tobacco Free Kids, as well as on the Dartmouth Medical School Board of Overseers. Prior to joining the Sponsor in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners. We believe Mr. Sisitsky is qualified to serve on our Board of Directors because of his financial expertise as well as his experience in the healthcare industry.

Jeffrey R. Binder	53

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

William A. Hawkins	62

Mr. Hawkins is Lead Director of Holdings, and has been a director since October 2011. Mr. Hawkins served as the Company’s former President and Chief Executive Officer from October 2011 to June 2015. From 2002 to June 2011, Mr. Hawkins served in a variety of executive capacities, including Chairman and CEO, at Medtronic, Inc. Mr. Hawkins serves on the board of KeraNetics, Halyard Health (NYSE:HYH), Bioventus, Trice Medical, Baebies, Medical Device Innovation Consortium, and AIMBE. Mr. Hawkins also serves on the Duke University Board of Trustees and the board of the Duke University Health System. We believe Mr. Hawkins is qualified to serve on our Board of Directors because of his extensive experience, executive leadership and management experience in other companies in the healthcare industry.

Scott Garrett	66

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

David A. Kessler, M.D.	65

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

Sean Murphy	63

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

Sharad Mansukani	47

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

Executive Officers

Set forth below are the names, ages, existing positions and biographical information of the current executive officers.

Name of Executive Officer	Age	Position and Biographical information	Since
Jeffrey R. Binder	53	Mr. Binder has served as President and Chief Executive Officer since June 2015. Please see biography above under “Board of Directors.”	2015

Dominique Petitgenet	54	Mr. Petitgenet has served as Chief Financial Officer and Vice President and of the Company since February 2012. In December 2015, his role was expanded to include responsibilities for leading worldwide operations. In May 2014, his role was expanded to include oversight of the international operations for the Company’s Transfusion Diagnostics business as well as the finance function for the Company. From 2008 to 2012, Mr. Petitgenet was the Chief Financial Officer of Merial, Inc. Mr. Petitgenet was the Executive Director of Planning & Financial Evaluations at Merial, Inc. from 2005 to 2008.	2012

Section 16(a) Beneficial Ownership Reporting Compliance

None.

Item 11. — Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation awarded to Named Executive Officers for our 2016 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure under the heading “Executive Compensation.” The compensation committee of the Board of Directors (the “Committee”) is primarily responsible for overseeing and designing our executive compensation program. As a private company, Immucor is not subject to director independent requirements.

The Named Executive Officers for fiscal year 2016 were:

●	Jeffrey Binder, President and Chief Executive Officer from June 2015 to the present;

●	Dominique Petitgenet, Chief Financial Officer from March 2012 to present, and Vice President, Operations from December 2015 to present; and

●	William W. Hawkins, Director, President and Chief Executive Officer from October 2011 to June 2015.

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

Cash bonuses paid to executive officers for fiscal year 2016 were conditioned on the achievement of certain revenue and Adjusted EBITDA targets and Company objectives and on meeting individual goals.  Long-term equity incentives are awarded to executive officers when they are hired, but are not generally awarded on an annual or other periodic basis.

No independent executive compensation consultants advised the Committee on fiscal year 2016 compensation matters. The Committee has sought input from management, but no executive officer has participated directly in any Committee meetings relating to his or her compensation.

Our Compensation Philosophy

Immucor Executive Compensation Philosophy and Objectives

Immucor’s executive compensation program is designed to help achieve superior performance of Immucor’s executive officers and management team by accomplishing the following objectives:

•	Attracting, retaining and rewarding highly-qualified employees;
•	Relating compensation to both company and individual performance;
•	Encouraging and rewarding the achievement of our short and long-terms goals and operating plans;
•	Establishing compensation levels that are internally equitable and externally competitive; and
•	Aligning the interest of our executives with the financial strategic objectives of our shareholders.

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

•

Long-Term Equity Incentives. The long-term element of our compensation program consists of the opportunity for our executive officers to participate directly as equity owners of the Company, combined with an up-front grant of stock options. The equity component is the most significant element of our executive compensation program because we believe that a meaningful equity interest by our executive officers and management team will provide a strong incentive to drive top line growth, increase margins and pursue growth opportunities, which we believe will lead to increased equity value and returns to our Sponsors. While we do not generally make annual grants, all of our named executive officers are awarded a sufficient number of shares to align their interests with our long-term objectives.

Elements of Compensation for Fiscal Year 2016

The following section outlines the components of compensation and how we established pay levels for each of these components in fiscal year 2016.

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

Base Salary

The base salary paid to Mr. Binder for fiscal year 2016 was governed by the terms of his employment agreement with us. The base salary paid to Mr. Petitgenet was governed by the terms of the Offer Letter between Mr. Petitgenet and the Company dated February 12, 2012.   These agreements contain the general terms of each Named Executive Officer’s employment and establish the minimum compensation that such Named Executive Officers are entitled to receive, but do not prohibit, limit or restrict our ability to pay additional compensation, whether in the form of base salary, bonus, stock options or otherwise. The Committee reviews base salaries of our executive officers annually.

The table below shows the base salary for each Named Executive Officer for fiscal year 2016.

Jeffrey Binder	President and Chief Executive Officer	$800,000
Dominique Petitgenet William Hawkins	Vice President, Chief Financial Officer President and Chief Executive Officer	$475,000 (1) $800,000 (2)

(1)	Mr. Petitgenet’s salary was increased to $475,000 from $440,000 in December 2015, and increased to $484,500 in August 2016.
(2)

Mr. Hawkins was an employee of the Company and was paid his salary until December 31, 2015. He was President and Chief Executive Officer until June 29, 2015 and served in an advisor capacity through December 31, 2015.

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

The Committee first approved the Annual Bonus Plan in August 2013.  Under the terms of the Annual Bonus Plan, the Committee may establish performance goals and award opportunities at its discretion. For fiscal year 2016, the Committee determined that the Company’s executive officers were eligible for bonuses based on three components:

●	Revenue Component (40%): actual revenue compared to fiscal year 2016 target net revenue;
●	Adjusted EBITDA Component (40%): actual Adjusted EBITDA compared to fiscal year 2016 target Adjusted EBITDA;
●	Unlevered Free Cash Flow Component (20%): actual unlevered free cash flow compared to fiscal year 2016 target unlevered free cash flow.

For the bonus plan, Adjusted EBITDA is consistent with how this measure is calculated for our credit facilities and the Unlevered Free Cash Flow metric is meant to approximate the net cash generated by the business before cash interest payments and excluding certain items. The Committee retains the ability to provide for bonuses for outstanding individual performance even when targeted metrics for overall Company performance are not achieved. Annual bonuses can increase if we exceed targeted revenue, Adjusted EBITDA and corporate or individual goals.

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

	Below Minimum	Minimum	Slightly Below Target	Target	Slightly Above Target	Maximum
Performance Factor	0%	50%	90%	100%	120%	150%

 The target bonus for each Named Executive Officer’s is equal to a percentage of his base compensation as follows:

Jeffrey Binder	100%
Dominique Petitgenet	70%

For fiscal year 2016, actual revenue and adjusted EBITDA achieved were less than 50% of target amounts and cash flow was slightly below target. Accordingly, the Company achieved 18.5% of the bonus targets but the Compensation Committee approved funding the bonus at 50% achievement. The Compensation Committee awarded Mr. Petitgenet an annual bonus of $170,000 and Mr. Binder an annual bonus of $ 400,000.

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

On December 12, 2011 Holdings adopted the 2011 Plan pursuant to which shares of the stock of Holdings were reserved for issuance to senior management of the Company, the non-employee directors of Holdings and other consultants or advisors to the Company. Consistent with the Board’s view of long-term equity incentives as an important part of an ownership culture that encourages a focus on long-term performance by our Named Executive Officers and other key associates, each of the Named Executive Officers were awarded stock options and/or restricted stock units when they joined the Company. The number of options or restricted stock units awarded to each individual was “front-loaded” and intended to represent a long-term equity opportunity. The options and restricted stock units will vest upon meeting certain time- and performance-based conditions. The Committee does not expect to make equity awards on an annual basis, but the Committee has discretion to grant awards at any time. The grant date fair value of these options is shown in the Grants of Plan-Based Awards table below.

In fiscal year 2016, Mr. Binder received an initial grant of 34,566 shares restricted stock units and 259,247 stock options.

Mr. Hawkins forfeited all stock options that were unvested on June 29, 2015, when he resigned as Chief Executive Officer.

Benefits and Perquisites

Our executives receive benefits consistent with our general employee population. All of our Named Executive Officers receive certain perquisites and personal benefits in connection with their employment with us, which are described below in note 3 to the Summary Compensation Table for 2016. We believe the value of these perquisites and personal benefits are reasonable relative to their value to our Named Executive Officers.

Compensation Committee Interlocks and Insider Participation

The members of the Committee who served during fiscal year 2016 are Messrs. Sisitsky, Murphy, and Garrett. None of these committee members were officers or employees of the Company during fiscal year 2016, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board of Directors or compensation committee and any member of the Board or compensation committee of another company.

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

Summary Compensation Table for 2016

The following table sets forth the compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for each of the fiscal years presented.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
		($)	($)	($)	($)	($)	($)
Jeffrey R. Binder	2016	780,035	-	11,341,683	400,000	64,616	12,586,334
President and	2015	-	-	-	-	-	-
Chief Executive Officer	2014	-	-	-	-	-	-

Dominique G. Petitgenet	2016	469,333	-	105,500	170,000	11,315	756,148
Vice President	2015	423,229	150,000	87,238	161,040	10,954	832,461
Chief Financial Officer	2014	412,468	150,000	-	105,000	16,478	683,946

William A. Hawkins	2016	493,902	-	-	-	1,108	495,010
Director, former President and	2015	808,083	-	-	585,600	290,600	1,684,283
Chief Executive Officer	2014	808,146	-	-	340,000	150,800	1,298,946

(1)

Mr. Hawkins was an employee of the Company and was paid his salary until December 31, 2015. He was President and Chief Executive Officer until June 29, 2015 and served in an advisory capacity through December 31, 2015.

(2)

Pursuant to his Offer Letter, Mr. Petitgenet was paid a series of retention bonuses of $150,000 each in July of 2013 and 2014 for still being employed by the Company on each of June 30, 2013 and June 30, 2014.

(3)

The amount shown in this column with respect to stock option awards reflects the aggregate grant date fair value of such awards as computed in accordance with Accounting Standards Codification 718. Assumptions used in the calculation of these amounts are included in Note 18, “Share-Based Compensation.” The awards listed above are classified as equity awards in accordance with Accounting Standards Codification 718 and consequently their aggregate grant date fair value is fixed.

(4)

Represents the discretionary bonus and annual cash incentive awards earned under the Annual Bonus Plan. We will pay bonuses for fiscal year 2016 at the beginning of fiscal year 2017 based on the achievement of financial, corporate and individual goals established under the Company’s Annual Bonus Plan. The Annual Bonus Plan is described in greater detail in the Compensation Discussion and Analysis section of this report.

(5)	All Other Compensation consisted of the following:

Name	Year	Perquisites and Other Personal Benefits	Company Contributions to Retirement and 401(k) Plans	Total
		($)	($)	($)
Jeffrey R. Binder	2016	55,385	9,231	64,616
President and	2015	-	-	-
Chief Executive Officer	2014	-	-	-

Dominique G. Petitgenet	2016	-	11,315	11,315
Vice President	2015	-	10,954	10,954
Chief Financial Officer	2014	5,855	10,623	16,478

William A. Hawkins (1)	2016	-	1,108	1,108
Director, former President and	2015	280,000	10,600	290,600
Chief Executive Officer	2014	140,000	10,800	150,800

(1)

Mr. Hawkins is a party to an agreement with the Sponsor dated December 12, 2011, pursuant to which Mr. Hawkins was entitled to at least $140,000 per calendar year from the Sponsor or its portfolio companies for services. The Company paid Mr. Hawkins $140,000 for calendar year 2012 in June 2013 and $140,000 payments for calendar years 2013 and 2014 in March of 2013 and 2014, respectively. The agreement automatically terminated in June 2015 when Mr. Hawkins’ employment as president and Chief Executive officer of the Company ended.

Grants of Plan-Based Awards

The following table includes information with respect to grants of plan-based awards to our Named Executive Officers during the fiscal year ended May 31, 2016.

		Estimated Possible Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Grant Date Fair Value of
Name	Grant Date	Target	Maximum	Stock or Units (2)	Underlying Options	Stock and Option Awards
		($)	($)	(#)	(#)	($ / Sh)
Jeffrey R. Binder President and Chief Executive Officer	6/29/15	800,000	1,200,000	34,566	259,247	29.85

Dominique G. Petitgenet Vice President Chief Financial Officer		332,500	498,750	-	-	-

William A. Hawkins Director, former President and Chief Executive Officer		-	-	-	-	-

(1)

Actual payouts in fiscal year 2016 to the Named Executive Officers under the Annual Bonus Plan are reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. The Annual Cash Incentive –Annual Bonus Plan section of this report explains in greater detail the methodology used for calculating bonuses.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Company and Holdings has a written employment agreement with Mr. Binder, the Company has a written offer letter with Mr. Petitgenet and the Company had a written employment agreement with Mr. Hawkins.

Employment Agreement with Mr. Binder. Mr. Binder assumed the role of President and Chief Executive Officer of the Company and Holdings on June 29, 2015 and, in connection with his commencement of employment, the Company and Holdings entered into an employment agreement with him. Mr. Binder’s compensation arrangements are designed to incentivize Mr. Binder’s performance in a manner that is consistent with the Company’s general approach to executive compensation as described above in the Compensation Discussion and Analysis. The level of Mr. Binder’s compensation was determined by the Committee and the Holdings board of directors based on Mr. Binder’s experience, including his success as Chief Executive Office for another portfolio company of the Sponsor, and the needs of the Company. The employment agreement provides him with an annual salary of $800,000 and an annual cash bonus with a target of 100% of his annual base salary. He is also entitled to receive a one-time grant of 34,566 restricted stock units payable in Holdings common stock, and options to purchase 259,247 shares of Holdings common stock, in each case, subject to time-based vesting over four years and other terms set forth in the applicable award agreements. The employment agreement also permits Mr. Binder to serve as a senior advisor to the Sponsor and its affiliates.

Employment Agreement with Mr. Hawkins. Mr. Hawkins entered into an employment agreement with the Company and Holdings on October 17, 2011. The agreement provided Mr. Hawkins with a minimum annual salary of $800,000 and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary, based on the achievement of annual individual and Company performance objectives. Mr. Hawkins was an employee of the Company until December 31, 2015. He was President and Chief Executive Officer until June 29, 2015 and served in an advisor capacity through December 31, 2015.

Offer Letter with Mr. Petitgenet. Mr. Petitgenet has a written offer letter with the Company dated April 10, 2012. The offer letter provides that Mr. Petitgenet’s starting annual salary was $375,000 (which has been subsequently increased over time to $475,000 as of December 2015). The offer letter also specifies that Mr. Petitgenet is eligible to receive an annual cash bonus with a target of 50% and a maximum of 100% of his annual base salary, based on the achievement of Company financial performance and individual performance. In December of 2015, the Compensation Committee increased Mr. Petitgenet’s target bonus amount to 70% and his maximum bonus amount to 105%. The offer letter also provides that Mr. Petitgenet was entitled to retention bonuses of $150,000 each, payable annually over three years, subject to his having remained employed through the applicable payment dates in June 2012, 2013 and 2014.

While Mr. Petitgenet’s offer letter does not provide for severance, he separately participates in the Company severance plan and will be bound by restrictive covenants in connection with his receipt of benefits under that plan, as described below in the “Potential Payments upon Termination or Change of Control” section.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding equity awards to the Named Executive Officers at May 31, 2016:

	Option Awards (1)				Stock Awards (2)

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units Of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	(#)	(#)	($)		(#)	($)

Jeffrey R. Binder President and Chief Executive Officer	-	259,247	100.00	6/29/2025	34,566	3,456,600

Dominique G. Petitgenet	12,975	7,025	100.00	03/01/2022
Vice President	1,161	1,339	100.00	04/25/2023
Chief Financial Officer	1,986	5,514	100.00	08/07/2024

William A. Hawkins Director, former President and Chief Executive Officer	67,545	-	100.00	12/12/2021

(1)

In connection with the closing of the Immucor Acquisition and the hiring of Mr. Petitgenet, respectively, each of Mr. Hawkins and Mr. Petitgenet were granted stock options (expiring on December 12, 2021 in the case of Mr. Hawkins and on March 1, 2022 in the case of Mr. Petitgenet). Half of each award consists of time-based options called “Tranche 1 Options”, which vest in equal installments over the five-year period following the closing of the Immucor Acquisition, subject to the Named Executive Officer’s continued employment or other service through the vesting date. The other half of the award consists of performance-based options called “Tranche 2 Options” that are eligible to vest based on achievement of operational, financial and/or investment performance metrics. Mr. Petitgenet’s option grants expiring on April 25, 2023 and August 7, 2024 are subject to similar vesting conditions. At the termination of his employment as President and Chief Executive Officer on June 29, 2015, Mr. Hawkins forfeited all unvested stock options.

(2)

In connection with the hiring of Mr. Binder on June 29, 2015, Mr. Binder was granted restricted stock units and stock options expiring on June 29, 2025. Mr. Binder’s restricted stock units and stock options are time-based which vest ratably over approximately four years on the anniversary of the grant date.

Option Exercises and Stock Vested

There were no options exercised or restricted shares or other stock awards that vested during the 2016 fiscal year for any of the Named Executive Officers.

Severance and Restrictive Covenants

Mr. Binder

As defined in Mr. Binder’s employment agreement, if his employment is terminated without cause (which includes a non-renewal of the agreement by the Company) or if he resigns for good reason, subject to the execution of a release in favor of the Company and compliance with the restrictive covenants, he will be entitled to receive severance in an aggregate amount equal to (i) two times (a) his annual base salary, and (b) the average of the annual bonus received by Mr. Binder for the fiscal year prior to the termination (or his target annual bonus, if the termination occurs during the first fiscal year of his employment) and his target annual bonus (the “Bonus Component” and the amount described in this clause (i), the “Severance Payment”), payable over the 18-month period following the termination of his employment, (ii) a pro-rata portion of the annual bonus Mr. Binder would have received based on actual performance through the date the termination occurs, payable at the time annual bonuses are paid generally, and (iii) if Mr. Binder elects to continue coverage under the Company’s health plan following his termination of employment, Company-paid COBRA premiums for up to 18 months following the date of termination. If the termination occurs within two years following a change in control, Mr. Binder will receive the same severance as is described above, except that the Bonus Component will be based solely on Mr. Binder’s target annual bonus, the Severance Payment will generally be paid in a lump sum, Mr. Binder’s pro-rata bonus for the year of termination will be based on his target annual bonus, and the stock options and restricted stock units described above (or cash or property for which they are exchanged in connection with the change in control) would be treated as having vested in full upon such termination. Under the terms of the agreement, Mr. Binder may not compete or solicit customers or employees during and for 18 months following the termination of his employment with the Company and may not disclose confidential information at any time.

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

Mr. Hawkins

On June 29, 2015, the Company announced that Mr. Hawkins’ employment as President and CEO of the Company terminated. Mr. Hawkins remains on the board of directors of Parent, which manages the affairs of the Company. Mr. Hawkins remained an employee of the Company in an advisory capacity until December 31, 2015.

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

Mr. Hawkins became a non-employee director on January, 2016.

Effect of Change in Control on Outstanding Equity Awards.

If Mr. Petitgenet’s employment is terminated without “cause” by us or for “good reason” by him, in each case, within two years after a “change of control”, all unvested time-based stock options (Tranche 1 Options) held by Mr. Petitgenet would become vested and exercisable. However, all unvested performance-based stock options (Tranche 2 Options) held by Mr. Petitgenet would be forfeited upon a termination for any reason. For this purpose, the terms “cause”, “good reason” and “change in control” are defined in the 2011 Plan or the applicable stock option agreements.

Quantification of Potential Amounts Payable on Termination

The table below sets forth the estimated payments that would have been made to Messrs. Petitgenet and Binder upon a qualifying involuntary termination before or after a change of control based on his base salary as of May 31, 2016. The information set forth in the table assumes, as necessary:

●	The termination and/or the qualified change in control event occurred on May 31, 2016 (the last business day of our last completed fiscal year);

●	The estimate market value per share of our common stock on the date of termination is less than $100.

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause	Termination w/o Cause

Jeffrey R. Binder	Severance	$2,433,578	3,233,578
President and	Stock Options (1)	-	-
Chief Executive Officer
	TOTAL	$2,433,578	3,233,578

Dominique G. Petitgenet	Severance	$497,385	972,385
Vice President	Stock Options (1)	-	-
Chief Financial Officer
	TOTAL	$497,385	972,385

(1)	As of May 31, 2016, the estimated market value of each stock option was less than the exercise price and therefore would have no value when vested upon termination.

Compensation of Directors

The following tables provide information concerning the compensation of the Company’s non-employee directors for fiscal year 2016. Directors who are employees of the Company and directors affiliated with the Sponsor receive no compensation for their services as directors.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (1)	Total
	($)	($)	($)
Scott Garrett	40,000	3,409	43,409
David Kessler	40,000	8,491	48,491
Sharad Mansukani	40,000	-	40,000
Sean Murphy	40,000	1,873	41,873
William A. Hawkins (3)	16,667	-	16,667
Jeffrey Rhodes (2)	-	-	-
Todd Sisitsky (2)	-	-	-

(1)

Non-employee directors receive an annual retainer of $40,000 and are reimbursed for all travel expenses to and from meetings of the Board of Directors. Mr. Hawkins retainer represents prorated payment.

(2)	Our Board includes representatives from the Sponsors and these directors do not receive compensation for their service on the Board.

(3)	Mr. Hawkins became a non-employee director on January 1, 2016.

Name	Stock Awards	Option Awards	Total Awards
	($)	($)	($)
Scott Garrett	131,932	27,730	159,662
David Kessler	131,932	27,730	159,662
Sharad Mansukani	131,932	27,730	159,662
Sean Murphy	131,932	27,730	159,662

Directors serving on the Company’s board of directors (rather than Holdings’ board of directors) do not receive separate compensation for such service. The Board of Directors and Compensation Committee determine Director compensation.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All outstanding shares of common stock of the Company are held indirectly by Holdings.

The following table describes the beneficial ownership of Holdings’ common stock as of May 31, 2016 by (i) each director, (ii) each Named Executive Officer of the Company, (iii) each person known to the Company to own more than 5% of the outstanding shares, and (iv) all of the executive officers and directors of the Company as a group. This information provided is as of May 31, 2016, and the beneficial ownership percentages are based on a total of 7,783,616 shares issued and outstanding on May 31, 2016.

Name of Beneficial Owner (and address for those owning more than five percent)	Amount and Nature of Beneficial Ownership (1)		Percent of Class
5% Shareholders
TPG Partners VI, L.P.	6,217,231		79.9%
Affiliates of TPG	1,524,635		19.6%

Directors and Executive Officers
Scott Garrett	6,400		*
David Kessler	1,400		*
Sharad Mansukani	1,400		*
Sean Murphy	3,900		*
Jeffrey Rhodes	-	(2)	*
Todd Sisitsky	-	(2)	*
Jeffrey Binder	-		*
Dominique Petitgenet	-		*
William A. Hawkins	10,000		*

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

Item 13. — Certain Relationships and Related Transactions, and Director Independence

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

Item 14. — Principal Accountant Fees and Services

Audit Fees and Services

The following table summarizes certain fees billed by Grant Thornton, LLP for the fiscal years 2016 and 2015:

Fee Category:	2016	2015
Audit fees	$1,096,291	1,123,152
Audit-related fees	16,550	16,430
Tax fees	-	-
All other fees	-	-
Total fees	$1,112,841	1,139,582

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

Tax Fees

During fiscal year 2016 and fiscal year 2015 there were no fees billed to us for professional services rendered by Grant Thornton for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal year 2016 and fiscal year 2015, there were no fees billed to us for professional services rendered by Grant Thornton for other products or services.

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

During fiscal year 2016 and 2015, all of the services provided by Grant Thornton for the services described above under the heading “Audit-Related Fees” were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

Item 15. — Exhibits and Financial Statement Schedules

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

10.2

Amendment No. 1 to Credit Agreement, dated as of August 21, 2012, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 24, 2012).

10.3

Amendment No. 2 to Credit Agreement, dated as of January 25, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2013).

10.4

Amended and Restated Amendment No. 2 to Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 22, 2013).

10.5

Amendment No. 3 to Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 22, 2013).

10.6

Amendment No. 4 to Credit Agreement, dated as of February 19, 2013, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 22, 2013).

10.7

Amendment No. 5 to Credit Agreement, dated as of December 9, 2015, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 15, 2015).

10.8

Amendment No. 6 to Credit Agreement, dated as of May 4, 2016, by and among Immucor, Inc., IVD Intermediate Holdings B Inc., the Subsidiary Guarantor party thereto, CitiBank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 10, 2016).

10.9

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

10.10

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

10.12

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

10.14*

Letter Agreement between TPG Capital, L.P. and William Hawkins, dated December 12, 2011 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2014).

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

10.17*	2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.5 to Form 10-K filed on July 27, 2012).

10.18*	Annual Bonus Plan, executed as of August 6, 2013 and effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.19*

Employment Agreement by and among the Company, IVD Holdings Inc. and Jeffrey R. Binder, effective as of June 29, 2015 incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on August 21, 2015.

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

       August 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey R. Binder

Jeffrey R. Binder, President and Chief Executive Officer

August 22, 2016

/s/ Dominique Petitgenet

Dominique Petitgenet, Chief Financial Officer and Vice President, Operations

(Principal Financial and Accounting Officer)

August 22, 2016

/s/ Jeffrey K. Rhodes

Jeffrey K. Rhodes, Director

August 22, 2016

/s/Todd B. Sisitsky

Todd B. Sisitsky, Director

August 22, 2016