Form 10-Q
period 2016-08-31
IMMUCOR INC
filed 2016-10-17
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2016

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

As of October 17, 2016, there were 100 shares of common stock outstanding.

IMMUCOR, INC.

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,664	10,263
Trade accounts receivable, net of allowance for doubtful accounts of $2,165 and $2,114 at August 31, 2016 and May 31, 2016, respectively	65,337	62,043
Inventories, net	49,255	46,894
Prepaid expenses and other current assets	8,919	8,479
Total current assets	133,175	127,679

Property and equipment, net	75,872	76,015
Goodwill	856,679	857,023
Intangible assets, net	618,870	633,097
Other assets	14,694	13,819
Total assets	$1,699,290	1,707,633

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$18,010	22,229
Accrued interest and interest rate swap liability	7,717	18,869
Accrued expenses and other current liabilities	19,581	22,009
Income taxes payable	3,065	2,585
Deferred revenue, current portion	3,583	2,864
Current portion of long-term debt	27,763	6,806
Total current liabilities	79,719	75,362

Long-term debt, excluding current portion	1,008,742	1,007,948
Deferred income tax liabilities	216,001	222,357
Other long-term liabilities	58,724	57,420
Total liabilities	1,363,186	1,363,087
Commitments and Contingencies (Note 18)
Equity:
Shareholders' equity of Immucor, Inc.:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of August 31, 2016 and May 31, 2016, respectively	-	-
Additional paid-in capital	754,606	753,709
Accumulated deficit	(382,739)	(374,079)
Accumulated other comprehensive loss	(39,642)	(39,407)
Total shareholders' equity of Immucor, Inc.	332,225	340,223
Equity of noncontrolling interest (Note 3)	3,879	4,323
Total equity	336,104	344,546
Total liabilities and equity	$1,699,290	1,707,633

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2016	2015

Net sales	$98,593	96,712
Cost of sales (*)	36,461	34,642
Gross profit	62,132	62,070

Operating expenses:
Research and development	8,997	6,830
Selling and marketing	15,087	13,987
Distribution	4,102	4,419
General and administrative	11,550	10,746
Amortization expense	14,180	13,578
Total operating expenses	53,916	49,560

Income from operations	8,216	12,510

Non-operating (expense) income:
Interest income	6	42
Interest expense	(23,102)	(22,492)
Other, net	(599)	(127)
Total non-operating net expense	(23,695)	(22,577)

Loss before income taxes	(15,479)	(10,067)
Benefit for income taxes	(5,375)	(2,850)
Net loss	(10,104)	(7,217)
Net loss attributable to noncontrolling interest	(1,444)	-
Net loss attributable to shareholders of Immucor, Inc.	$(8,660)	(7,217)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2016	2015

Net loss	$(8,660)	(7,217)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(307)	22

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	117	180
Less: reclassification adjustment for losses included in net loss	(45)	(120)
Net changes in fair value of cash flow hedges	72	60

Other comprehensive (loss) income	(235)	82

Comprehensive loss	(8,895)	(7,135)

Comprehensive loss attributable to the noncontrolling interest	(1,444)	-

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(7,451)	(7,135)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Equity accounts attributable to Immucor, Inc.
			Additional	Retained Earnings	Accumulated Other	Non-
	Common Stock		Paid-In	(Deficit)	Comprehensive	controlling
	Shares (1)	Amount (1)	Capital (1)	(1)	Income (Loss) (1)	Interest	Total
Audited:
Balance, May 31, 2015	100	$-	755,234	(331,989)	(39,564)	-	383,681
Share-based compensation expense	-	-	5,326	-	-	-	5,326
Activities with IVD Holdings Inc.	-	-	(851)	-	-	-	(851)
Non-cash dividend distributed	-	-	(6,000)	-	-	-	(6,000)
Equity of noncontrolling interest						6,000	6,000
Net loss	-	-	-	(42,090)	-	(1,677)	(43,767)
Other comprehensive (loss) income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(174)	-	(174)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	331	-	331
Balance, May 31, 2016	100	$-	753,709	(374,079)	(39,407)	4,323	344,546

Unaudited:
Share-based compensation expense	-	-	1,396	-	-	-	1,396
Activities with IVD Holdings Inc.	-	-	501	-	-	-	501
Dividend distributed	-	-	(1,000)	-	-	-	(1,000)
Equity of noncontrolling interest	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	(8,660)	-	(1,444)	(10,104)
Other comprehensive (loss) income (net of taxes):
Foreign currency translation adjustments	-	-	-	-	(307)	-	(307)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	72	-	72
Balance, August 31, 2016	100	$-	754,606	(382,739)	(39,642)	3,879	336,104

(1) - Shareholders’ equity of Immucor, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	August 31
	2016	2015
Operating activities:
Net loss	$(10,104)	(7,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,155	17,049
Noncash interest expense	3,461	2,695
Loss on disposition and retirement of fixed assets	237	125
Provision for doubtful accounts	78	19
Share-based compensation expense	1,396	887
Deferred income taxes	(6,451)	(3,903)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(3,429)	2,328
Income taxes	481	300
Inventories	(3,916)	(7,916)
Other assets	(472)	330
Accounts payable	(4,072)	2,174
Deferred revenue	739	247
Accrued expenses and other liabilities	(13,347)	(15,025)
Cash used in operating activities	(17,244)	(7,907)
Investing activities:
Purchases of property and equipment	(2,829)	(1,991)
Other investments	-	(3,100)
Acquisitions of businesses, net of cash acquired	(128)	(750)
Cash used in investing activities	(2,957)	(5,841)
Financing activities:
Repayments of long-term debt	(1,718)	(1,662)
Proceeds from Revolving Facilities	32,000	20,000
Repayments of Revolving Facilities	(11,000)	(4,000)
Dividend payment	(1,000)	-
Proceeds from capital contribution to noncontrolling interest	1,000	-
Cash provided by financing activities	19,282	14,338
Effect of exchange rates on cash and cash equivalents	320	74
(Decrease) increase in cash and cash equivalents	(599)	664
Cash and cash equivalents at beginning of period	10,263	18,363
Cash and cash equivalents at end of period	$9,664	19,027
Supplemental information:
Income taxes paid, net of refunds	$597	700
Interest paid	30,670	30,783
Non-cash investing and financing activities:
Movement from inventory to property and equipment of instruments placed on rental agreements	$1,556	1,297

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company’s interim results are not necessarily indicative of the Company’s expected full year results. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2016.

Certain reclassifications have been made to the Company’s consolidated financial statements for fiscal year 2016 to conform to the fiscal year 2017 presentation. We have also performed an evaluation of subsequent events through the date the financial statements were issued.

Basis of Consolidation

The consolidated financial statements include the accounts of Immucor, Inc., its wholly owned subsidiaries, and a variable interest entity (“VIE”) that is required to be consolidated in accordance with GAAP (Refer to Note 3 for additional information on our consolidated VIE). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly.

Impact of Recently Issued Accounting Standards -

Accounting Updates Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company is evaluating the effect of the adoption of ASU 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in GAAP. The core principle of ASU 2016-02 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. No early adoption is permitted under these standards, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of the adoption of ASU 2014-09 on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

Business combinations completed in fiscal 2016:

Acquisition of Sirona - On March 4, 2016, the Company exercised its warrant and acquired 100% of the common stock of Sirona Genomics, Inc. (“Sirona”).  The cash paid for the Sirona business was $15.0 million, of which $0.6 million was paid prior to fiscal year 2016 for the warrant, and $14.4 million was paid in the fourth quarter of fiscal year 2016. The purchase agreement included two contingent consideration arrangements, one for achieving certain revenue targets in each of the next five years and the other for achieving a revenue milestone during the next five years. The combined potential earn-out for these arrangements is $45.0 million in cash over the next five years. Management estimated that the fair value of the contingent consideration arrangements, as of the acquisition date, was approximately $20.0 million, which is included in Other long-term liabilities on the Company’s consolidated balance sheet. Including the contingent consideration, the aggregate estimated fair value of the consideration to be paid is approximately $35.0 million. The fair value of the assets and liabilities acquired was $40.6 million for identifiable intangible assets (existing technologies), $14.8 million for goodwill, $2.1 million for property and equipment, $1.3 million of cash, $1.5 million for current liabilities, $9.7 million for a Promissory Note payable to Immucor, and $12.5 million for long-term deferred tax liabilities. The goodwill arising from this acquisition is not deductible for tax purposes.

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

Sentilus LLC will continue developing FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas. This business was spun-off from Immucor to be able to separately market the potential new product offerings outside the Company’s current Transfusion and Transplant markets. The book value of the assets and liabilities transferred was $6.0 million. The book value includes assets of $1.0 million of cash, $0.5 million of equipment, $18.8 million of identifiable intangible assets, and $0.1 million of goodwill, and liabilities of $7.2 million of deferred income tax liabilities, and a $7.2 million obligation to Immucor for contingent consideration liabilities.

Sentilus LLC is considered to be a VIE.  Sentilus LLC is operated as a separate business. Sentilus LLC and the Company have entered into management services agreements (the “Management Contracts”) pursuant to which Immucor provided management, financial, legal and human resource services as well as personnel, materials and business locations to Sentilus LLC in exchange for management fees at Immucor’s cost plus a specified “arms-length” margin (which is subject to periodic adjustment). Immucor’s executive management controls and operates the Sentilus LLC business. Immucor is considered the primary beneficiary of Sentilus LLC because it is managing the Sentilus LLC business and providing the necessary personnel and support to operate the business under the terms of the Management Contracts. Accordingly, the financial results of Sentilus LLC are included in the consolidated financial results of the Company.

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

The following tables include the carrying amounts and classification of the assets and liabilities of Sentilus LLC that are included in the Company’s consolidated balance sheet as of August 31, 2016 and May 31, 2016 that cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay (in thousands):

As of August 31, 2016
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$1	Accounts payable	$553
Total current assets	1	Accrued expenses and other current liabilities	8
		Total current liabilities	561

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	697	Deferred Income Tax	5,409
Goodwill	105
Other intangible assets, net	18,818	Obligation to Immucor for contingent consideration liabilities	7,623
Total noncurrent assets	19,620	Total noncurrent liabilities	13,032
Total Assets	$19,621	Total Liabilities	$13,593

As of May 31, 2016
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$36	Accounts Payable	$744
Total current assets	36	Accrued expenses and other current liabilities	4
		Total current liabilities	748

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	644	Deferred Income Tax	6,207
Goodwill	105
Other intangible assets, net	18,820	Obligation to Immucor for contingent consideration liabilities	7,433
Total noncurrent assets	19,569	Total noncurrent liabilities	13,640
Total Assets	$19,605	Total Liabilities	$14,388

4.	RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition in fiscal year 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months ended August 31, 2016 and August 31, 2015, approximately $0.9 million, and $0.8 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and substantially all of these expenses are included in general and administrative expenses in the consolidated statements of operations. As of August 31, 2016 and May 31, 2016, the Company owed $2.4 million and $1.7 million, respectively, to the Sponsor for these fees and expenses.

Sentilus LLC and the Company have entered into management services agreements. Refer to Note 3 of the consolidated financial statements for additional information.

5.	INVENTORIES, NET

Inventories, net are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories, net consist of the following (in thousands):

	As of
	August 31, 2016	May 31, 2016

Raw materials and supplies	$11,591	11,840
Work in process	11,864	11,944
Finished goods	25,800	23,110
Total Inventories, net	$49,255	46,894

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	As of
	August 31, 2016	May 31, 2016

Land	$216	217
Buildings and improvements	2,196	2,163
Leasehold improvements	26,385	26,261
Capital work-in-progress	5,671	4,275
Furniture and fixtures	4,103	3,861
Machinery, equipment and instruments	111,341	110,145
Total Property and equipment	149,912	146,922
Less: Accumulated depreciation	(74,040)	(70,907)
Property and equipment, net	$75,872	76,015

Depreciation expense was $4.0 million in the three months ended August 31, 2016 and was $3.5 million in the three months ended August 31, 2015. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of various businesses by Immucor. The following table presents the changes in the carrying amount of goodwill during the three months ended August 31, 2016 and the fiscal year ended May 31, 2016 (in thousands):

	August 31, 2016	May 31, 2016

Balance at beginning of period	$857,023	842,258
Additions:
Acquisition of businesses	-	15,131
Foreign currency translation adjustment	(344)	(366)
Balance at end of period	$856,679	857,023

In the first three months of fiscal year 2017, and the twelve months of fiscal year 2016, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates, and an increase in goodwill from business acquisitions completed in those periods.

During the first three months of fiscal year 2017, and the twelve months of fiscal year 2016, there were no impairment losses recorded. For the periods ending August 31, 2016 and May 31, 2016, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following (in thousands):

		As of
		August 31, 2016			May 31, 2016
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$462,531	(115,021)	347,510	462,602	(109,260)	353,342
Existing technology / trade names	12	355,604	(136,214)	219,390	355,604	(128,530)	227,074
Corporate trade name	15	40,000	(13,421)	26,579	40,000	(12,754)	27,246
Below market leasehold interests	7	1,200	(649)	551	1,200	(631)	569
Other intangibles	4	428	(288)	140	428	(262)	166
Total amortizable assets		859,763	(265,593)	594,170	859,834	(251,437)	608,397

Intangible assets not subject to amortization:
In-process research and development		24,700	-	24,700	24,700	-	24,700
Total non-amortizable assets		24,700	-	24,700	24,700	-	24,700

Other intangible assets, net		$884,463	(265,593)	618,870	884,534	(251,437)	633,097

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months ended August 31, 2016 and August 31, 2015 was $14.2 million and $13.6 million, respectively. Expected amortization expense for the remainder of fiscal year 2017 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2017	$42,450
2018	56,530
2019	52,606
2020	51,498
2021	51,469
2022	51,464

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of August 31, 2016				As of May 31, 2016
	Gross	OID (1)	DFC (2)	Net	Gross	OID (1)	DFC (2)	Net

Term Loan Facility	$640,119	(4,648)	(11,051)	624,420	641,777	(5,210)	(12,174)	624,393
Notes	400,000	(2,476)	(6,611)	390,913	400,000	(2,648)	(7,223)	390,129
Revolving Facilities	21,000	-	-	21,000	-	-	-	-
Capital lease agreements	172	-	-	172	232	-	-	232
Total long-term debt	1,061,291	(7,124)	(17,662)	1,036,505	1,042,009	(7,858)	(19,397)	1,014,754
Less: Current portion of long-term debt	27,763	-	-	27,763	6,806	-	-	6,806
Long-term debt, excluding current portion	$1,033,528	(7,124)	(17,662)	1,008,742	1,035,203	(7,858)	(19,397)	1,007,948

(1) - OID refers to original issue discounts on the Company's long-term debt

(2) - DFC refers to deferred financing costs related to the Company's long-term debt facilities

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.3 million senior secured term loan facility (the “Term Loan Facility”) and (2) $80.0 million of senior secured revolving loan facilities (the “Revolving Facilities,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facilities include borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, GBP, Euros, Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facilities may agree (subject to a sublimit for such non-U.S. currencies).

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) in the case of borrowings in U.S. dollars, a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) in the case of borrowings in U.S. dollars or another currency, a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facilities is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBOR borrowings, subject to a 0% LIBOR floor. The applicable margin for borrowings under the Revolving Facilities is subject to a 0.25% step-down, when the Company’s senior secured net leverage ratio at the end of a fiscal quarter is less than or equal to 3:00 to 1:00. The Revolving Facilities mature on the earlier of (i) February 19, 2020, (ii) May 19, 2018, if the maturity of the Term Loan Facility has not been extended by such date, and (iii) 90 days prior to any maturity date of certain funded material indebtedness (which maturity date shall be no earlier than October 19, 2018). Certain other Company actions would also result in a springing maturity of the Revolving Facilities as early as August 20, 2017. The aggregate principal amount of the revolving credit commitments is as follows: (1) $80.0 million as of May 4, 2016, (2) on August 19, 2018, to $70.0 million, (3) on February 19, 2019, to $60.0 million, and (4) on August 19, 2019, to $50.0 million.

The interest rate on the Term Loan Facility was 5.00% as of August 31, 2016 and May 31, 2016. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.15% for the three months ended August 31, 2016. The weighted average interest rate on the borrowings from the Revolving Facilities during the first three months of fiscal year 2017 was approximately 5.46%. At August 31, 2016, there were $21.0 million of outstanding borrowings under the Revolving Facilities and no outstanding letters of credit.

The Company is required to make scheduled principal payments on the last business day of each calendar quarter equal to 0.25% of the original principal amount of loans under the Term Loan Facility with the balance due and payable on August 19, 2018. Currently scheduled principal payments are $1.7 million per quarter. The Company is also required to repay loans under the Term Loan Facility based on annual excess cash flows as defined in the credit agreement governing the Term Loan Facility and upon the occurrence of certain other events set forth in that credit agreement. The additional principal due under the terms of the excess cash flow requirement was zero for fiscal year 2016 and fiscal year 2015. The terms of the Senior Credit Facilities provide that any principal paid as a result of the excess cash flow requirement, shall be applied to the scheduled installments of principal following the date of prepayment in direct order of maturity.

All obligations under the Senior Credit Facilities are unconditionally guaranteed by the parent company of Immucor, IVD Intermediate Holdings B Inc. (the “Parent”), and certain of Immucor’s existing and future wholly owned domestic subsidiaries (such subsidiaries collectively, the “Subsidiary Guarantors”), and are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Parent and Subsidiary Guarantors, subject in each case to customary exceptions and exclusions. Neither the assets nor the equity of Sentilus LLC is collateral for the Senior Credit Facilities.

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Senior Notes (the “Notes”). The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.70% for the three months ended August 31, 2016. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2017	$26,146
2018	6,632
2019	628,513
2020	400,000
Total	$1,061,291

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended
	August 31
	2016	2015

Notes, including OID amortization	$11,298	11,279
Term loan facility, including OID amortization	8,748	8,804
Amortization of deferred financing costs	1,740	1,754
Interest rate swaps and other interest	127	210
Revolving facility fees and interest	207	160
Interest accreted on contingent consideration liabilities	982	285
Interest expense	$23,102	22,492

Deferred financing costs

Changes in deferred financing costs during the three months ended August 31, 2016 and the fiscal year ended May 31, 2016 are as follows (in thousands):

	August 31, 2016	May 31, 2016

Balance at beginning of period	$19,397	26,399
Debt issuance costs (1)	5	118
Amortization	(1,740)	(7,120)
Balance at end of period	$17,662	19,397

(1) Debt issuance costs are related to Amendment No. 6 of our credit agreement

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except for the costs associated with the Revolving Facilities which uses the straight-line method, and are included in the Term Loan Facility.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

As of August 31, 2016, the Company has an interest rate swap agreement to hedge $70.0 million of its future interest commitments resulting from the Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The purpose of entering into a swap agreement is to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, the swap includes a LIBOR floor of 1.25%. The swap agreement hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in September 2016. As a result of the agreement, the LIBOR rate associated with the hedged amount of the Company’s indebtedness has been fixed at 1.91% until September 30, 2016.

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

The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of August 31, 2016, approximately $40 thousand of the deferred net loss on derivative instruments accumulated in other comprehensive loss is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	August 31, 2016	May 31, 2016

Interest rate swaps (included in other liabilities)	$(38)	(155)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended
	August 31
Location of (loss) gain reclassified from AOCI into income	2016	2015

(Losses) gains on cash flow hedges:
Interest expense (effective portion)	$(125)	(217)
Interest income (expense) (ineffective portion)	$-	(1)

11.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of August 31, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Derivative instruments	$-	(38)	-	(38)
Contingent consideration liabilities	$-	-	(41,333)	(41,333)

	As of May 31, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(155)	-	(155)
Contingent consideration liabilities	$-	-	(40,356)	(40,356)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $9.7 million and $10.3 million of cash and cash equivalents at August 31, 2016 and May 31, 2016, respectively, approximately 17% and 38% was located in the U.S., respectively.

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

The fair value of the Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $368.8 million and $624.1 million at August 31, 2016, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $364.3 million and $614.5 million at May 31, 2016, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of August 31, 2016 and May 31, 2016, the Company had $41.3 million and $40.4 million, respectively, in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the Company’s current and long-term contingent consideration liabilities are summarized in the following table (in thousands):

	Three Months Ended	Twelve Months Ended
	August 31, 2016	May 31, 2016
Balance at the beginning of the period	$(40,356)	(18,596)
Additions due to acquisitions	-	(20,000)
Payments	5	65
Accretion of fair value	(982)	(1,825)
Balance at the end of the period	$(41,333)	(40,356)

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income is included in the Consolidated Statement of Changes in Equity. The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Three Months Ended August 31, 2016
Foreign exchange translation adjustment	$(302)	5	(307)
Changes in fair value of cash flow hedges	117	45	72
Accumulated other comprehensive (loss) income	$(185)	50	(235)

Three Months Ended August 31, 2015
Foreign exchange translation adjustment	$(29)	(51)	22
Changes in fair value of cash flow hedges	180	120	60
Accumulated other comprehensive income	$151	69	82

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	August 31, 2016	May 31, 2016

Cumulative foreign currency translation adjustment	$(39,620)	(39,313)
Change in fair value of cash flow hedges, net of tax	(22)	(94)
Accumulated other comprehensive loss	$(39,642)	(39,407)

13.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, and stock options to key employees and directors under its 2011 Equity Incentive Plan. The Company granted stock awards with an aggregate fair value of approximately $1.0 million during the three months ended August 31, 2016 and $11.9 million during the three months ended August 31, 2015. As of August 31, 2016, a total of 27,153 shares were available for future grants.

Restricted stock units typically vest over a two-year period (50% per year) and do not expire. Upon vesting, and in some cases certain other triggers, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions (“service-based options”), and performance-based or market-based vesting conditions (“performance-based options”). The service-based options contain tiered vesting terms over the service period. The performance-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.

The Company recognized expense of $1.4 million in the three months ended August 31, 2016 and $0.9 million in the three months ended August 31, 2015, before income tax benefits, for all the Company’s stock awards. As of August 31, 2016, there was $12.6 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.9 years.

14.	INCOME TAXES

The effective tax rate for the three months ended August 31, 2016 and August 31, 2015 was 34.7% and 28.3%, respectively.  The difference between the federal statutory rate and the effective tax rate for the three months ended August 31, 2016 and 2015, was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.

The Company does not consider itself to be permanently reinvested with respect to its accumulated and un-repatriated earnings as well as the future earnings of each foreign subsidiary. Accordingly, the Company recorded a deferred tax liability associated with unremitted future earnings of its foreign subsidiaries. The Company continues to consider its investment in each foreign subsidiary to be permanently reinvested and thus has not recorded a deferred tax liability on such amounts.

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

The Company markets a complete line of diagnostics products and automated systems which are used primarily by hospitals, donor centers and reference laboratories in a number of tests performed to detect and identify certain properties of human blood and human tissue to enable the most compatible match available between patient and donor. These tests are performed for the purpose of blood transfusions and organ and stem cell transplantations.

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

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended
	August 31
	2016	2015
Net sales by product group:
Transfusion	$81,663	81,156
Transplant & Molecular	16,930	15,556
Total	$98,593	96,712

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended
	August 31
	2016	2015
Net sales to customers by geography are as follows:
United States	$62,178	61,422
Europe (A)	17,493	17,787
Canada	3,883	3,899
Other	15,039	13,604
Total	$98,593	96,712

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	August 31, 2016	May 31, 2016
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$55,410	55,080
Europe (B)	14,228	14,729
Canada	3,511	3,543
Other (C)	2,723	2,663
Total	$75,872	76,015

	As of
	August 31, 2016	May 31, 2016
Concentration of net assets by geography:
United States	$192,784	200,226
Europe	102,452	102,593
Canada	28,990	28,617
Other (C)	11,878	13,110
Total	$336,104	344,546

(A) - Net sales to any individual country within Europe were not material to the Company's consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C ) - Primarily Japan and India

Sales to any individual customer did not equal or exceed 10% of our net sales during the three months ended August 31, 2016, or during the three months ended August 31, 2015.

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

Refer to Note 3 for information on assets and liabilities of Sentilus LLC, a consolidated variable interest entity, that are included in the Company’s consolidated balance sheet as of August 31, 2016 and May 31, 2016. These assets and liabilities cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay. Accordingly, the condensed consolidated financial information reflects the activity of Sentilus LLC and its related eliminations under the VIE and VIE Eliminations heading. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

August 31, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total
ASSETS

Current Assets:
Cash and cash equivalents	$2,112	(456)	8,007	-	9,663	1	9,664
Accounts receivable, net	30,291	6,722	28,324	-	65,337	-	65,337
Intercompany receivable	106,667	29,276	27,655	(161,449)	2,149	(2,149)	-
Inventories, net	20,147	17,362	13,575	(1,829)	49,255	-	49,255
Prepaid expenses and other current assets	3,453	326	5,140	-	8,919	-	8,919
Total current assets	162,670	53,230	82,701	(163,278)	135,323	(2,148)	133,175

Property and equipment, net	40,766	13,946	20,463	-	75,175	697	75,872
Investment in subsidiaries	207,626	20,033	3,019	(230,678)	-	-	-
Goodwill	744,044	62,771	49,759	-	856,574	105	856,679
Other intangible assets, net	477,888	90,827	31,337	-	600,052	18,818	618,870
Other assets	31,447	272	374	(9,776)	22,317	(7,623)	14,694
Total assets	$1,664,441	241,079	187,653	(403,732)	1,689,441	9,849	1,699,290

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,338	2,897	6,222	-	17,457	553	18,010
Intercompany payable	17,638	124,845	18,966	(161,449)	-	-	-
Accrued interest and interest rate swap liability	7,717	-	-	-	7,717	-	7,717
Accrued expenses and other current liabilities	9,393	4,295	5,885	-	19,573	8	19,581
Income taxes payable	30,207	(29,791)	2,649	-	3,065	-	3,065
Deferred revenue, current portion	2,582		1,001	-	3,583	-	3,583
Current portion of long-term debt	27,633	130	-	-	27,763	-	27,763
Total current liabilities	103,508	102,376	34,723	(161,449)	79,158	561	79,719

Long-term debt, excluding current portion	1,008,700	42	-	-	1,008,742	-	1,008,742
Deferred income tax liabilities	196,801	6,233	8,264	(706)	210,592	5,409	216,001
Other long-term liabilities	23,207	43,946	1,347	(9,776)	58,724	-	58,724
Total liabilities	1,332,216	152,597	44,334	(171,931)	1,357,216	5,970	1,363,186
Equity:
Shareholders' equity of Immucor, Inc.	332,225	88,482	143,319	(231,801)	332,225	-	332,225
Noncontrolling interest	-	-	-	-	-	3,879	3,879
Total equity	332,225	88,482	143,319	(231,801)	332,225	3,879	336,104
Total liabilities and equity	$1,664,441	241,079	187,653	(403,732)	1,689,441	9,849	1,699,290

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

Statements of Operations for the Quarter

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$64,174	16,259	36,127	(17,967)	98,593	-	98,593
Cost of sales (*)	21,480	9,397	23,551	(17,967)	36,461	-	36,461
Gross profit	42,694	6,862	12,576	-	62,132	-	62,132

Operating expenses:
Research and development	3,752	4,295	157	-	8,204	793	8,997
Selling and marketing	7,782	2,191	5,114	-	15,087	-	15,087
Distribution	2,144	312	1,646	-	4,102	-	4,102
General and administrative	7,990	1,612	1,917	-	11,519	31	11,550
Amortization expense	11,971	1,672	535	-	14,178	2	14,180
Total operating expenses	33,639	10,082	9,369	-	53,090	826	53,916

Income (loss) from operations	9,055	(3,220)	3,207	-	9,042	(826)	8,216

Non-operating (expense) income:
Interest income	195	5	99	(103)	196	(190)	6
Interest expense	(22,351)	(842)	(12)	103	(23,102)	-	(23,102)
Other, net	2,495	539	(2,407)	-	627	(1,226)	(599)
Total non-operating net expense	(19,661)	(298)	(2,320)	-	(22,279)	(1,416)	(23,695)

(Loss) income before income taxes	(10,606)	(3,518)	887	-	(13,237)	(2,242)	(15,479)
(Benefit) provision for income taxes	(4,720)	(776)	919	-	(4,577)	(798)	(5,375)
Net (loss) income before earnings of consolidated subsidaries	(5,886)	(2,742)	(32)	-	(8,660)	(1,444)	(10,104)
Net income (loss) of consolidated subsidiaries	(2,774)	-	-	2,774	-	-	-
Net (loss) income	(8,660)	(2,742)	(32)	2,774	(8,660)	(1,444)	(10,104)
Net loss attributable to noncontrolling interest	-	-	-	-	-	(1,444)	(1,444)
Net loss attributable to shareholders of Immucor, Inc.	$(8,660)	(2,742)	(32)	2,774	(8,660)	-	(8,660)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

IMMUCOR, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended August 31, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$63,887	14,718	35,299	(17,192)	96,712
Cost of sales (*)	20,264	8,967	22,603	(17,192)	34,642
Gross profit	43,623	5,751	12,696	-	62,070

Operating expenses:
Research and development	2,639	4,019	172	-	6,830
Selling and marketing	6,401	2,545	5,041	-	13,987
Distribution	2,443	389	1,587	-	4,419
General and administrative	7,288	1,300	2,158	-	10,746
Amortization expense	11,972	1,069	537	-	13,578
Total operating expenses	30,743	9,322	9,495	-	49,560

Income (loss) from operations	12,880	(3,571)	3,201	-	12,510

Non-operating (expense) income:
Interest income	39	-	25	(22)	42
Interest expense	(22,384)	(118)	(12)	22	(22,492)
Other, net	525	(128)	(524)	-	(127)
Total non-operating net expense	(21,820)	(246)	(511)	-	(22,577)

(Loss) income before income taxes	(8,940)	(3,817)	2,690	-	(10,067)
(Benefit) provision for income taxes	(2,250)	(1,401)	801	-	(2,850)
Net (loss) income before earnings of consolidated subsidaries	(6,690)	(2,416)	1,889	-	(7,217)
Net (loss) income of consolidated subsidiaries	(527)	-	-	527	-
Net (loss) income	$(7,217)	(2,416)	1,889	527	(7,217)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

Statements of Cash Flows for the Three Month periods

IMMUCOR, INC.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2016

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE elimination	Total

Net cash (used in) provided by operating activities	$(18,691)	156	4,071	(1,834)	(16,298)	(946)	(17,244)
Net cash used in investing activities	(1,591)	(365)	(245)	(667)	(2,868)	(89)	(2,957)
Net cash provided by (used in) financing activities	18,342	(60)	(2,134)	2,134	18,282	1,000	19,282
Effect of exchange rate changes on cash and cash equivalents	(6)	-	(41)	367	320	-	320
(Decrease) increase in cash and cash equivalents	(1,946)	(269)	1,651	-	(564)	(35)	(599)
Cash and cash equivalents at beginning of period	4,058	(187)	6,356	-	10,227	36	10,263
Cash and cash equivalents at end of period	$2,112	(456)	8,007	-	9,663	1	9,664

IMMUCOR, INC.

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

Three Months Ended August 31, 2015

(in thousands)

(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash (used in) provided by operating activities	$(9,987)	691	1,389	-	(7,907)
Net cash used in investing activities	(4,942)	(873)	(26)	-	(5,841)
Net cash provided by (used in) financing activities	14,342	(4)	-	-	14,338
Effect of exchange rate changes on cash and cash equivalents	10	-	64	-	74
(Decrease) increase in cash and cash equivalents	(577)	(186)	1,427	-	664
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$6,503	(449)	12,973	-	19,027

17.	OTHER EQUITY MATTERS

In the first quarter of fiscal year 2017, the Company paid a dividend of $1.0 million to Parent to fund Sentilus LLC activities.

18.	COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

Immucor and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company has removed the case to the United States District Court for the District of New Jersey, and the plaintiffs are seeking to remand the case back to state court. The Company believes the claims are without merit and that it has meritorious defenses. The Company believes that liability is unlikely and that the amount of any liability is not currently reasonably estimable. Further, the Company believes that any potential liability would not be material to the Company’s operations or to its financial condition.

From time to time the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on its consolidated financial position, result of operations or cash flow.

 Purchase Commitments

Purchase commitments made in the normal course of business were $42.2 million as of August 31, 2016. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of August 31, 2016 (in thousands):

Year ended May 31:
2017	$17,995
2018	9,158
2019	8,156
2020	4,308
2021	2,576
Total	$42,193

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

	Three Months Ended
	August 31		Change
	2016	2015	Amount	%

Net sales	$98,593	96,712	1,881	1.9
Cost of sales (*)	36,461	34,642	1,819	5.3
Gross profit	62,132	62,070	62	0.1

Operating expenses:
Research and development	8,997	6,830	2,167	31.7
Selling and marketing	15,087	13,987	1,100	7.9
Distribution	4,102	4,419	(317)	(7.2)
General and administrative	11,550	10,746	804	7.5
Amortization expense	14,180	13,578	602	4.4
Total operating expenses	53,916	49,560	4,356	8.8

Income from operations	8,216	12,510	(4,294)	(34.3)

Non-operating (expense) income:
Interest income	6	42	(36)	(85.7)
Interest expense	(23,102)	(22,492)	(610)	2.7
Other, net	(599)	(127)	(472)	**
Total non-operating net expense	(23,695)	(22,577)	(1,118)	5.0

Loss before income taxes	(15,479)	(10,067)	(5,412)	53.8
Benefit for income taxes	(5,375)	(2,850)	(2,525)	88.6
Net loss	(10,104)	(7,217)	(2,887)	40.0
Net loss attributable to noncontrolling interest	(1,444)	-	(1,444)	**
Net loss attributable to shareholders of Immucor, Inc.	$(8,660)	(7,217)	(1,443)	20.0

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

(**) Calculation is not meaningful.

Three Months Ended August 31, 2016 and August 31, 2015:

Net sales were $98.6 million for the three months ended August 31, 2016 as compared with $96.7 million for the three months ended August 31, 2015, an increase of $1.9 million, or 1.9%. After adjusting for the impact of ship cycles and currency, net sales increased 3.5% in the fiscal first quarter compared with the prior year quarter. This increase in net sales is described in the discussion below on net sales by product group. Net sales by product group are presented in the following table (in thousands except percentages):

	Three Months Ended
	August 31		Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$81,663	81,156	507	0.6
Transplant & Molecular	16,930	15,556	1,374	8.8
Total	$98,593	96,712	1,881	1.9

Transfusion: Net sales of our Transfusion products for the three months ended August 31, 2016 were $81.7 million as compared with $81.2 million for the three months ended August 31, 2015, an increase of $0.5 million, or 0.6%. The increase was due to additional instrument sales of $0.9 million throughout our primary markets but was partially offset by a decrease in product sales caused by the timing of ship cycles. After adjusting for the impact of ship cycles and currency, Transfusion net sales for the first quarter increased by 2.2%.

Transplant & Molecular: Net sales of our Transplant and Molecular products were $16.9 million for the three months ended August 31, 2016 as compared with $15.5 million for the three months ended August 31, 2015, an increase of $1.4 million, or 8.8%. This increase in net sales was primarily due to growth in Transplant products in the U.S. and emerging markets, including growth in the base Transplant products and the MIA FORA NGS product. After adjusting for the impact of currency, net sales for the first quarter increased by 10.1% compared with the prior year period.

Gross profit increased by $0.1 million or 0.1% in the three months ended August 31, 2016 compared with the three months ended August 31, 2015. Gross profit as a percentage of consolidated net sales was 63.0% in the first quarter of fiscal year 2017 compared with 64.2% in the first quarter of fiscal year 2016. The lower gross profit percentage was primarily due to higher costs related to the closure of our Stamford, Connecticut manufacturing facility and other one-time expenses.

Research and development expenses were $9.0 million in the first quarter as compared with $6.8 million in the same period in the prior year, an increase of $2.2 million, or 31.7%. The increase was primarily due to additional expenses associated with increased activities relating to Sentilus and our recently acquired Sirona operation.

Selling and marketing expenses were $15.1 million in the first quarter as compared with $14.0 million in the same period in the prior year, an increase of $1.1 million, or 7.9%. The increase in selling and marketing expenses was driven by higher employee-related costs.

Distribution expenses were $4.1 million in the three months ended August 31, 2016 as compared with $4.4 million in the three months ended August 31, 2015, a decrease of $0.3 million, or 7.2%. The decrease in distribution expenses was primarily due to lower freight expenses.

General and administrative expenses were $11.5 million in the three months ended August 31, 2016 as compared with $10.7 million in the three months ended August 31, 2015, an increase of $0.8 million, or 7.5%. The increase was mainly due to one-time employee-related costs and the closure of our Stamford, Connecticut manufacturing facility.

Amortization expense was $14.2 million in the three months ended August 31, 2016 as compared with $13.6 million in the three months ended August 31, 2015, an increase of $0.6 million, or 4.4%. The increase was primarily due to additional costs related to the Sirona acquisition.

Non-operating net expense was $23.7 million for the three months ended August 31, 2016 as compared with $22.6 million for the three months ended August 31, 2015, an increase of $1.1 million, or 5.0%. The increase in non-operating net expense was mainly due to an increase in interest expense and an unfavorable change in the exchange gains and losses in the first quarter of fiscal year 2017 as compared with the first quarter of fiscal year 2016. Interest expense increased primarily due to higher accretion recorded on our contingent consideration liabilities due to the Sirona acquisition completed in March of fiscal year 2016.

The effective tax rate for the three months ended August 31, 2016 and for the three months ended August 31, 2015 was 34.7% and 28.3%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended August 31, 2016 and 2015, was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.

Future Trends

With the acquisition of the Sirona business on March 4, 2016, and the planned increase in activities of the Sentilus LLC business, we expect that our research and development expenses will increase in fiscal year 2017 as compared to the previous year. Refer to Note 2 of the consolidated financial statements for additional information on the Sirona acquisition.

We plan to consolidate our LIFECODES facilities, and have announced the closure of our Stamford, Connecticut operation by April 2017. We anticipate that the costs involved in closing this facility will be recovered within approximately 12 months.

Non-GAAP Disclosures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance as the metric provides a view of the financial performance before financing and tax considerations. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a metric used by management and investors to assess our financial performance from period to period and is the metric that is applied to valuation scenarios. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. Adjusted EBITDA for the three months ended August 31, 2016 and August 31, 2015 is calculated as follows (in thousands):

	Three Months Ended
	August 31
	2016	2015

Net loss	$(10,104)	(7,217)
Interest expense, net	23,096	22,450
Income tax benefit	(5,375)	(2,850)
Depreciation and amortization	18,155	17,049
EBITDA	25,772	29,432

Adjustments to EBITDA:
Stock-based compensation (i)	1,396	887
Acquisition expenses, net (ii)	162	62
Sponsor fee (iii)	876	754
Non-cash impact of purchase accounting (iv)	43	115
Certain non-recurring expenses and other (v)	4,442	3,009
Adjusted EBITDA	$32,691	34,259

Adjusted EBITDA attributable to shareholders of Immucor, Inc. (vi)	$34,705	-

i.	Represents non-cash stock-based compensation.
ii.	Represents items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with TPG Capital, L.P.
iv.	Represents non-cash expenses, such as deferred rent.
v.	Represents certain items we believe are not representative of our core business that are not included in the adjustments above, including personnel and business optimization costs.
vi.	Excludes Adjusted EBITDA amounts attributable to Sentilus LLC.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow, which is expected to be positive on an annual basis. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first three months of fiscal year 2017, our cash and cash equivalents decreased by $0.6 million to $9.7 million as of August 31, 2016. The decrease was primarily due to cash used by operating activities of $17.2 million, by investing activities of $3.0 million, as well as repayments of our long-term debt of $1.7 million in the first three months of fiscal year 2017. These decreases in cash and cash equivalents were partially offset by cash provided from net borrowings of $21.0 million from our Revolving Facilities. The cash balance at August 31, 2016 includes cash of $8.0 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first three months of fiscal year 2016, our cash and cash equivalents increased by $0.7 million to $19.0 million as of August 31, 2015. The increase was primarily due to net borrowings from our Revolving Facility of $16.0 million partially offset by $7.9 million of cash used in operating activities, $5.8 million used in investing activities, and $1.7 million used for repayments of our long-term debt.

Operating activities

Operating activities used $17.2 million of cash and cash equivalents in the first three months of fiscal year 2017 as compared with $7.9 million of cash used by operating activities in the first three months of fiscal year 2016. The increase in cash used by operating activities was due to increased working capital requirements primarily driven by an increase in accounts receivable balances from higher net sales in the first quarter of fiscal year 2017, an increase in inventories, reflecting changes in inventory to meet expected future needs, and a decrease in accounts payable mainly due to the timing of payments.

Investing activities

In the first three months of fiscal year 2017, we used $2.8 million of cash to purchase property and equipment and to upgrade certain financial and operating systems. In the first three months of fiscal year 2016, we used $2.0 million of cash to purchase property and equipment, upgrade certain financial systems and implement a new financial consolidations application, $3.1 million to fund an additional loan to Sirona and $0.8 million to acquire the assets of a Reference Lab.

Financing activities

In the first three months of fiscal year 2017, we used cash from financing activities of $1.7 million for repayments of our long-term debt. We borrowed $32.0 million and repaid $11.0 million from our Revolving Facilities, and had $21.0 million outstanding under our Revolving Facilities as of August 31, 2016. In addition, we paid a $1.0 million dividend to IVD Holdings B Inc. to fund the activities of Sentilus LLC, and received $1.0 million in proceeds from a capital contribution to the noncontrolling interest. In the first three months of fiscal year 2016, we used cash from financing activities of $1.7 million for repayments of our long-term debt, and we borrowed $20.0 million from our Revolving Facility and repaid $4.0 million, with $16.0 million outstanding under our Revolving Facility as of August 31, 2015.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.3 million, respectively, for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of August 31, 2016, we had principal of $1,040.1 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and $21.0 million outstanding on the Revolving Facilities.  Our net total available borrowings under our Revolving Facilities was $59.0 million as of August 31, 2016.

We expect that recurring capital expenditures during fiscal year 2017 will range from $10.0 million to $12.0 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, upgrade certain financial systems, and expand capacity at our facility in Waukesha, Wisconsin. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facilities of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Commitments and Contractual Obligations

As of August 31, 2016, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of August 31, 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no other significant changes in our critical accounting policies since May 31, 2016.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in ITEM 1A of this report, and in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2016, there have been no material changes regarding our market risk position from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2016.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

We (Immucor, Inc. and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, Inc.) are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. We have removed the case to the United States District Court for the District of New Jersey, and the plaintiffs are seeking to remand the case back to state court. We believe the claims are without merit and that we have meritorious defenses. We believe that liability is unlikely and that the amount of any liability is not currently reasonably estimable. We also believe that any potential liability would not be material to our operations or to our financial condition.

From time to time, we are a party to certain legal proceedings in the ordinary course of business. However, we are not currently subject to any legal proceedings expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2016. In addition to the other information included in this report, carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

ITEM 5. Other Information

None

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

IMMUCOR, INC.

(Registrant)

Date: October 17, 2016	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2016	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer and Vice President, Operations
(Principal Financial and Accounting Officer)