Form 10-Q
period 2016-11-30
IMMUCOR INC
filed 2017-01-17
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: November 30, 2016

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

As of January 17, 2017, there were 100 shares of common stock outstanding.

IMMUCOR, INC.

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements
IMMUCOR, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,488	10,263
Trade accounts receivable, net of allowance for doubtful accounts of $871 and $2,114 at November 30, 2016 and May 31, 2016, respectively	59,711	62,043
Inventories, net	47,335	46,894
Prepaid expenses and other current assets	7,765	8,479
Total current assets	125,299	127,679

Property and equipment, net	76,310	76,015
Goodwill	854,416	857,023
Intangible assets, net	603,205	633,097
Other assets	10,864	13,819
Total assets	$1,670,094	1,707,633

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$17,398	22,229
Accrued interest and interest rate swap liability	18,588	18,869
Accrued expenses and other current liabilities	21,284	22,009
Income taxes payable	3,394	2,585
Deferred revenue, current portion	3,333	2,864
Current portion of long-term debt	16,745	6,806
Total current liabilities	80,742	75,362

Long-term debt, excluding current portion	1,009,574	1,007,948
Deferred income tax liabilities	207,603	222,357
Other long-term liabilities	54,233	57,420
Total liabilities	1,352,152	1,363,087
Commitments and Contingencies (Note 18)
Equity:
Shareholders' equity of Immucor, Inc.:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of November 30, 2016 and May 31, 2016, respectively	-	-
Additional paid-in capital	752,152	753,709
Accumulated deficit	(393,951)	(374,079)
Accumulated other comprehensive loss	(45,796)	(39,407)
Total shareholders' equity of Immucor, Inc.	312,405	340,223
Equity of noncontrolling interest (Note 3)	5,537	4,323
Total equity	317,942	344,546
Total liabilities and equity	$1,670,094	1,707,633

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2016	2015

Net sales	$93,676	96,249
Cost of sales (*)	38,170	37,888
Gross profit	55,506	58,361

Operating expenses:
Research and development	8,800	6,760
Selling and marketing	15,405	14,819
Distribution	4,463	4,395
General and administrative	10,514	10,608
Amortization expense	14,126	13,591
Total operating expenses	53,308	50,173

Income from operations	2,198	8,188

Non-operating income (expense):
Interest income	8	41
Interest expense	(23,127)	(22,454)
Other, net	45	78
Total non-operating net expense	(23,074)	(22,335)

Loss before income taxes	(20,876)	(14,147)
Benefit for income taxes	(8,121)	(2,351)
Net loss	(12,755)	(11,796)
Net loss attributable to noncontrolling interest	(1,542)	-
Net loss attributable to shareholders of Immucor, Inc.	$(11,213)	(11,796)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2016	2015

Net sales	$192,269	192,961
Cost of sales (*)	74,631	72,529
Gross profit	117,638	120,432

Operating expenses:
Research and development	17,797	13,590
Selling and marketing	30,492	28,806
Distribution	8,565	8,814
General and administrative	22,064	21,354
Amortization expense	28,306	27,169
Total operating expenses	107,224	99,733

Income from operations	10,414	20,699

Non-operating income (expense):
Interest income	14	83
Interest expense	(46,229)	(44,946)
Other, net	(554)	(50)
Total non-operating net expense	(46,769)	(44,913)

Loss before income taxes	(36,355)	(24,214)
Benefit for income taxes	(13,497)	(5,201)
Net loss	(22,858)	(19,013)
Net loss attributable to noncontrolling interest	(2,986)	-
Net loss attributable to shareholders of Immucor, Inc.	$(19,872)	(19,013)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	November 30
	2016	2015

Net loss	$(12,755)	(11,796)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,176)	(5,497)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive loss	38	129
Less: reclassification adjustment for losses included in net loss	(16)	(51)
Net changes in fair value of cash flow hedges	22	78

Other comprehensive loss	(6,154)	(5,419)

Comprehensive loss	(18,909)	(17,215)

Comprehensive loss attributable to the noncontrolling interest	(1,542)	-

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(17,367)	(17,215)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2016	2015

Net loss	$(22,858)	(19,013)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,483)	(5,475)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive loss	155	309
Less: reclassification adjustment for losses included in net loss	(61)	(171)
Net changes in fair value of cash flow hedges	94	138

Other comprehensive loss	(6,389)	(5,337)

Comprehensive loss	(29,247)	(24,350)

Comprehensive loss attributable to the noncontrolling interest	(2,986)	-

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(26,261)	(24,350)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Equity accounts attributable to Immucor, Inc.
					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Non-
	Common Stock		Paid-In	(Deficit)	Income (Loss)	controlling
	Shares (1)	Amount (1)	Capital (1)	(1)	(1)	Interest	Total
Audited:
Balance, May 31, 2015	100	$-	755,234	(331,989)	(39,564)	-	383,681
Share-based compensation expense	-	-	5,326	-	-	-	5,326
Activities with IVD Holdings Inc.	-	-	(851)	-	-	-	(851)
Non-cash dividend distributed	-	-	(6,000)	-	-	-	(6,000)
Equity of noncontrolling interest						6,000	6,000
Net loss	-	-	-	(42,090)	-	(1,677)	(43,767)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	-	-	-	-	(174)	-	(174)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	331	-	331
Balance, May 31, 2016	100	$-	753,709	(374,079)	(39,407)	4,323	344,546

Unaudited:
Share-based compensation expense	-	-	2,472	-	-	-	2,472
Activities with IVD Holdings Inc.	-	-	501	-	-	-	501
Dividends distributed	-	-	(4,530)	-	-	-	(4,530)
Equity of noncontrolling interest	-	-	-	-	-	4,200	4,200
Net loss	-	-	-	(19,872)	-	(2,986)	(22,858)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	-	-	-	-	(6,483)	-	(6,483)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	94	-	94
Balance, November 30, 2016	100	$-	752,152	(393,951)	(45,796)	5,537	317,942

(1) - Shareholders’ equity of Immucor, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	November 30
	2016	2015
Operating activities:
Net loss	$(22,858)	(19,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,176	34,217
Noncash interest expense	7,190	5,429
Loss on disposition and retirement of fixed assets	483	443
Provision for doubtful accounts	98	360
Share-based compensation expense	2,472	2,780
Deferred income taxes	(16,148)	(7,208)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	717	1,021
Income taxes	988	(309)
Inventories	(4,149)	(6,170)
Other assets	246	1,166
Accounts payable	(4,348)	(187)
Deferred revenue	531	156
Accrued expenses and other liabilities	(424)	(4,644)
Cash provided by operating activities	974	8,041
Investing activities:
Purchases of property and equipment	(6,908)	(3,889)
Proceeds from sale of property and equipment	43	-
Other investments	-	(3,100)
Acquisitions of businesses, net of cash acquired	(128)	(750)
Cash used in investing activities	(6,993)	(7,739)
Financing activities:
Repayments of long-term debt	(3,429)	(3,323)
Proceeds from Revolving Facilities	49,000	28,000
Repayments of Revolving Facilities	(39,000)	(28,000)
Dividend payments	(4,530)	-
Proceeds from capital contribution to noncontrolling interest	4,200	-
Cash provided by (used in) financing activities	6,241	(3,323)
Effect of exchange rates on cash and cash equivalents	3	(275)
Increase (decrease) in cash and cash equivalents	225	(3,296)
Cash and cash equivalents at beginning of period	10,263	18,363
Cash and cash equivalents at end of period	$10,488	15,067
Supplemental information:
Income taxes paid, net of refunds	$1,387	2,053
Interest paid	39,344	39,514
Non-cash investing and financing activities:
Movement from inventory to property and equipment of instruments placed on rental agreements	$3,048	2,691

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

Impact of Recently Issued Accounting Standards -

Accounting Updates Not Yet Adopted

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-17, Consolidation: Interest Held through Related Parties That Are under Common Control (“ASU 2016-17”), which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of ASU 2016-17 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. Early adoption is permitted as of the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2016-16 to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. Early adoption is permitted and the amendments should be applied using a retrospective method. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in the first quarter of fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which will replace most existing lease accounting guidance in GAAP. The core principle of ASU 2016-02 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the effect of the adoption of ASU 2016-02 on its consolidated financial statements.

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

In February 2016, the Company contributed the assets of its Sentilus business acquired in October 2014 to a newly formed company, Sentilus Holdco LLC (“Sentilus LLC”). The Company then distributed its interest in Sentilus LLC via a dividend, indirectly, to IVD Intermediate Holdings A Inc., which is the owner of Immucor’s Parent company, IVD Intermediate Holdings B Inc.

Sentilus LLC develops FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas. This business was spun-off from Immucor to be able to separately market the potential new product offerings outside the Company’s current Transfusion and Transplant markets. The book value of the assets and liabilities transferred was $6.0 million. The book value included assets of $1.0 million of cash, $0.5 million of equipment, $18.8 million of identifiable intangible assets, and $0.1 million of goodwill, and liabilities of $7.2 million of deferred income tax liabilities, and a $7.2 million obligation to Immucor for contingent consideration liabilities.

Sentilus LLC is considered to be a VIE.  Sentilus LLC is operated as a separate business. Sentilus LLC and the Company have entered into management services agreements (the “Management Contracts”) pursuant to which Immucor provides management, financial, legal and human resource services as well as personnel, materials and business locations to Sentilus LLC in exchange for management fees at Immucor’s cost plus a specified “arms-length” margin (which is subject to periodic adjustment). Immucor’s executive management controls and operates the Sentilus LLC business. Immucor is considered the primary beneficiary of Sentilus LLC because it is managing the Sentilus LLC business and providing the necessary personnel and support to operate the business under the terms of the Management Contracts. Accordingly, the financial results of Sentilus LLC are included in the consolidated financial results of the Company.

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

The following tables include the carrying amounts and classification of the assets and liabilities of Sentilus LLC that are included in the Company’s consolidated balance sheet as of November 30, 2016 and May 31, 2016 that cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay (in thousands):

As of November 30, 2016
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$8	Accounts payable	$436
Total current assets	8	Accrued expenses and other current liabilities	15
		Total current liabilities	451

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	661	Deferred income tax	4,581
Goodwill	105
Other intangible assets, net	18,817	Obligation to Immucor for contingent consideration liabilities	7,819
Total noncurrent assets	19,583	Total noncurrent liabilities	12,400

Total Assets	$19,591	Total Liabilities	$12,851

As of May 31, 2016
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$36	Accounts payable	$744
Total current assets	36	Accrued expenses and other current liabilities	4
		Total current liabilities	748

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	644	Deferred income tax	6,207
Goodwill	105
Other intangible assets, net	18,820	Obligation to Immucor for contingent consideration liabilities	7,433

Total noncurrent assets	19,569	Total noncurrent liabilities	13,640

Total Assets	$19,605	Total Liabilities	$14,388

4.	RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition in fiscal year 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and six months ended November 30, 2016, approximately $0.8 million, and $1.7 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and substantially all of these expenses are included in general and administrative expenses in the consolidated statements of operations. In the three months and six months ended November 30, 2015, approximately $0.8 million, and $1.6 million was recorded for these same types of fees and expenses, respectively. As of November 30, 2016 and May 31, 2016, the Company owed $2.3 million and $1.7 million, respectively, to the Sponsor for these fees and expenses.

Sentilus LLC and the Company have entered into management services agreements. Refer to Note 3 of the consolidated financial statements for additional information.

5.	INVENTORIES, NET

Inventories, net are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories, net consist of the following (in thousands):

	As of
	November 30, 2016	May 31, 2016

Raw materials and supplies	$12,490	11,840
Work in process	11,138	11,944
Finished goods	23,707	23,110
Total Inventories, net	$47,335	46,894

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	As of
	November 30, 2016	May 31, 2016

Land	$211	217
Buildings and improvements	2,144	2,163
Leasehold improvements	25,916	26,261
Capital work-in-progress	7,452	4,275
Furniture and fixtures	4,104	3,861
Machinery, equipment and instruments	112,869	110,145
Total property and equipment	152,696	146,922
Less: Accumulated depreciation	(76,386)	(70,907)
Property and equipment, net	$76,310	76,015

Depreciation expense was $3.9 million and $7.9 million in the three months and six months ended November 30, 2016 and was $3.6 million and $7.0 million in the three months and six months ended November 30, 2015, respectively. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of various businesses by Immucor. The following table presents the changes in the carrying amount of goodwill during the six months ended November 30, 2016 and the fiscal year ended May 31, 2016 (in thousands):

	November 30, 2016	May 31, 2016

Balance at beginning of period	$857,023	842,258
Additions:
Acquisition of businesses	-	15,131
Foreign currency translation adjustment	(2,607)	(366)
Balance at end of period	$854,416	857,023

In the first six months of fiscal year 2017, and the twelve months of fiscal year 2016, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates, and an increase in goodwill from business acquisitions completed in those periods.

During the first six months of fiscal year 2017, and the twelve months of fiscal year 2016, there were no impairment losses recorded. For the periods ending November 30, 2016 and May 31, 2016, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following (in thousands):

		As of
		November 30, 2016			May 31, 2016
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$460,483	(120,286)	340,197	462,602	(109,260)	353,342
Existing technology / trade names	12	355,604	(143,854)	211,750	355,604	(128,530)	227,074
Corporate trade name	15	40,000	(14,088)	25,912	40,000	(12,754)	27,246
Below market leasehold interests	4	1,200	(667)	533	1,200	(631)	569
Other intangibles	4	428	(315)	113	428	(262)	166
Total amortizable assets		857,715	(279,210)	578,505	859,834	(251,437)	608,397

Intangible assets not subject to amortization:
In-process research and development		24,700	-	24,700	24,700	-	24,700
Total non-amortizable assets		24,700	-	24,700	24,700	-	24,700

Other intangible assets, net		$882,415	(279,210)	603,205	884,534	(251,437)	633,097

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months and six months ended November 30, 2016 was $14.1 million and $28.3 million and for the three months and six months ended November 30, 2015 was $13.6 million and $27.2 million, respectively. Expected amortization expense for the remainder of fiscal year 2017 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2017	$28,289
2018	56,507
2019	52,583
2020	51,475
2021	51,446
2022	51,441

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of November 30, 2016				As of May 31, 2016
	Gross	OID (1)	DFC (2)	Net	Gross	OID (1)	DFC (2)	Net

Term Loan Facility	$638,460	(4,076)	(9,620)	624,764	641,777	(5,210)	(12,174)	624,393
Notes	400,000	(2,297)	(6,268)	391,435	400,000	(2,648)	(7,223)	390,129
Revolving Facilities	10,000	-	-	10,000	-	-	-	-
Capital lease agreements	120	-	-	120	232	-	-	232
Total long-term debt	1,048,580	(6,373)	(15,888)	1,026,319	1,042,009	(7,858)	(19,397)	1,014,754
Less: Current portion of long-term debt	16,745	-	-	16,745	6,806	-	-	6,806
Long-term debt, excluding current portion	$1,031,835	(6,373)	(15,888)	1,009,574	1,035,203	(7,858)	(19,397)	1,007,948

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

The interest rate on the Term Loan Facility was 5.00% as of November 30, 2016 and May 31, 2016. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.17% for the six months ended November 30, 2016. The weighted average interest rate on the borrowings from the Revolving Facilities during the first six months of fiscal year 2017 was approximately 4.79%. At November 30, 2016, there were $10.0 million of outstanding borrowings under the Revolving Facilities and no outstanding letters of credit.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Senior Notes (the “Notes”). The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.75% for the six months ended November 30, 2016. The Notes mature on August 15, 2019.

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

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2017	$13,435
2018	6,632
2019	628,513
2020	400,000
Total	$1,048,580

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2016	2015	2016	2015

Notes, including OID amortization	$11,303	11,283	22,600	22,562
Term loan facility, including OID amortization	8,648	8,702	17,396	17,506
Amortization of deferred financing costs	1,774	1,781	3,514	3,533
Interest rate swaps and other interest	48	153	176	369
Revolving facility fees and interest	342	249	549	409
Interest accreted on contingent consideration liabilities	1,012	286	1,994	567
Total interest expense	$23,127	22,454	46,229	44,946

Deferred financing costs

Changes in deferred financing costs during the six months ended November 30, 2016 and the fiscal year ended May 31, 2016 are as follows (in thousands):

	November 30, 2016	May 31, 2016

Balance at beginning of period	$19,397	26,399
Debt issuance costs (1)	5	118
Amortization	(3,514)	(7,120)
Balance at end of period	$15,888	19,397

(1) Debt issuance costs are related to Amendment No. 6 of our credit agreement

Deferred financing costs are capitalized and are amortized over the life of the related debt agreements using the effective interest rate method, except for the costs associated with the Revolving Facilities which uses the straight-line method.  The deferred financing costs associated with the Revolving Facilities are included in the amount of deferred financing costs for the Term Loan Facility.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

As of November 30, 2016, the Company no longer has any outstanding interest rate swap agreements. Prior to October 1, 2016, the Company had entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $70.0 million related to a portion of the Company’s floating rate indebtedness. The purpose of the interest rate swap was to hedge the Company’s future interest commitments resulting from the Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company had entered into a swap agreement to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, the swap included a LIBOR floor of 1.25%. The swap agreement hedged a portion of contractual floating rate interest commitments through the expiration of the swap agreement in September 2016.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	November 30, 2016	May 31, 2016

Interest rate swaps (included in other liabilities)	$-	(155)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
Location of loss reclassified from AOCI into income	2016	2015	2016	2015

Loss on cash flow hedges:
Interest expense (effective portion)	$(41)	(151)	(167)	(368)
Interest expense (ineffective portion)	$-	-	-	(1)

11.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of November 30, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
(in thousands)

Derivative instruments	$-	-	-	-
Contingent consideration liabilities	$-	-	(42,344)	(42,344)

	As of May 31, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(155)	-	(155)
Contingent consideration liabilities	$-	-	(40,356)	(40,356)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $10.5 million and $10.3 million of cash and cash equivalents at November 30, 2016 and May 31, 2016, respectively, approximately 32% and 38% was located in the U.S., respectively.

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

The fair value of the Notes and the Term Loan Facility (collectively referred to as the Company’s debt instruments) is estimated to be $370.0 million and $622.5 million at November 30, 2016, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $364.3 million and $614.5 million at May 31, 2016, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of November 30, 2016 and May 31, 2016, the Company had $42.3 million and $40.4 million, respectively, in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the Company’s current and long-term contingent consideration liabilities are summarized in the following table (in thousands):

	Six Months Ended	Twelve Months Ended
	November 30, 2016	May 31, 2016
Balance at the beginning of the period	$(40,356)	(18,596)
Additions due to acquisitions	-	(20,000)
Payments	6	65
Accretion of fair value	(1,994)	(1,825)
Balance at the end of the period	$(42,344)	(40,356)

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income is included in the Consolidated Statement of Changes in Equity. The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Six Months Ended November 30, 2016
Foreign exchange translation adjustments	$(6,572)	(89)	(6,483)
Changes in fair value of cash flow hedges	155	61	94
Accumulated other comprehensive loss	$(6,417)	(28)	(6,389)

Twelve Months Ended May 31, 2016
Foreign exchange translation adjustments	$(282)	(108)	(174)
Changes in fair value of cash flow hedges	530	199	331
Accumulated other comprehensive income	$248	91	157

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	November 30, 2016	May 31, 2016

Cumulative foreign currency translation adjustments	$(45,796)	(39,313)
Change in fair value of cash flow hedges, net of tax	-	(94)
Accumulated other comprehensive loss	$(45,796)	(39,407)

13.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, and stock options to key employees and directors under its 2011 Equity Incentive Plan. The Company granted stock awards with an aggregate fair value of approximately $0.1 million, and $1.0 million during the three months and six months ended November 30, 2016 and $5.2 million and $17.1 million during the three months and six months ended November 30, 2015, respectively. As of November 30, 2016, a total of 31,853 shares were available for future grants.

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

The Company recognized expense of $1.1 million and $2.5 million in the three months and six months ended November 30, 2016 and $1.9 million and $2.8 million in the three months and six months ended November 30, 2015, respectively, before income tax benefits, for all the Company’s stock awards. As of November 30, 2016, there was $11.4 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.7 years.

14.	INCOME TAXES

The effective tax rate for the six months ended November 30, 2016 and November 30, 2015 was 37.1% and 21.4%, respectively.  The difference between the federal statutory rate and the effective tax rate for the six months ended November 30, 2016 was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, and the reversal of uncertain tax positions (net of the corresponding reduction in competent authority assets) resulting from the completion of a foreign income tax examination during the second quarter of fiscal year 2017. The difference between the federal statutory rate and the effective tax rate for the six months ended November 30, 2015, was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings.  The difference between the effective tax rate of 37.1% for the six months ended November 30, 2016 and 21.4% for the six months ended November 30, 2015 is primarily due to variations in the ratio of foreign income to domestic income for each period.

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2016	2015	2016	2015
Net sales by product group:
Transfusion	$76,622	80,521	158,285	161,710
Transplant & Molecular	17,054	15,728	33,984	31,251
Total	$93,676	96,249	192,269	192,961

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2016	2015	2016	2015
Net sales to customers by geography are as follows:
United States	$57,795	61,024	119,972	122,426
Europe (A)	18,082	18,119	35,575	35,919
Canada	3,640	3,952	7,524	7,851
Other	14,159	13,154	29,198	26,765
Total	$93,676	96,249	192,269	192,961

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	November 30, 2016	May 31, 2016
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$55,571	55,080
Europe (B)	14,654	14,729
Canada	3,541	3,543
Other (C)	2,544	2,663
Total	$76,310	76,015

	As of
	November 30, 2016	May 31, 2016
Concentration of net assets by geography:
United States	$186,199	200,226
Europe	91,883	102,593
Canada	28,804	28,617
Other (C)	11,056	13,110
Total	$317,942	344,546

(A) - Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to any individual customer did not equal or exceed 10% of our net sales during the three months and six months ended November 30, 2016, or during the three months and six months ended November 30, 2015.

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

Refer to Note 3 for information on assets and liabilities of Sentilus LLC, a consolidated variable interest entity, that are included in the Company’s consolidated balance sheet as of November 30, 2016 and May 31, 2016. These assets and liabilities cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay. Accordingly, the condensed consolidated financial information reflects the activity of Sentilus LLC and its related eliminations under the VIE and VIE Eliminations heading. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total
ASSETS

Current Assets:
Cash and cash equivalents	$3,660	(283)	7,103	-	10,480	8	10,488
Accounts receivable, net	26,398	5,781	27,532	-	59,711	-	59,711
Intercompany receivable	99,599	33,187	16,620	(148,203)	1,203	(1,203)	-
Inventories, net	20,720	17,042	10,943	(1,370)	47,335	-	47,335
Prepaid expenses and other current assets	2,973	256	4,536	-	7,765	-	7,765
Total current assets	153,350	55,983	66,734	(149,573)	126,494	(1,195)	125,299

Property and equipment, net	41,482	13,428	20,739	-	75,649	661	76,310
Investment in subsidiaries	193,533	20,033	3,019	(216,585)	-	-	-
Goodwill	744,044	62,771	47,496	-	854,311	105	854,416
Other intangible assets, net	465,903	89,199	29,286	-	584,388	18,817	603,205
Other assets	27,707	272	527	(9,823)	18,683	(7,819)	10,864
Total assets	$1,626,019	241,686	167,801	(375,981)	1,659,525	10,569	1,670,094

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$8,997	3,045	4,920	-	16,962	436	17,398
Intercompany payable	7,267	128,399	12,537	(148,203)	-	-	-
Accrued interest and interest rate swap liability	18,588	-	-	-	18,588	-	18,588
Accrued expenses and other current liabilities	10,968	4,525	5,776	-	21,269	15	21,284
Income taxes payable	30,460	(29,816)	2,750	-	3,394	-	3,394
Deferred revenue, current portion	2,395	-	938	-	3,333	-	3,333
Current portion of long-term debt	16,634	111	-	-	16,745	-	16,745
Total current liabilities	95,309	106,264	26,921	(148,203)	80,291	451	80,742

Long-term debt, excluding current portion	1,009,566	8	-	-	1,009,574	-	1,009,574
Deferred income tax liabilities	190,812	4,913	7,826	(529)	203,022	4,581	207,603
Other long-term liabilities	17,927	44,818	1,311	(9,823)	54,233	-	54,233
Total liabilities	1,313,614	156,003	36,058	(158,555)	1,347,120	5,032	1,352,152
Equity:
Shareholders' equity of Immucor, Inc.	312,405	85,683	131,743	(217,426)	312,405	-	312,405
Noncontrolling interest	-	-	-	-	-	5,537	5,537
Total equity	312,405	85,683	131,743	(217,426)	312,405	5,537	317,942
Total liabilities and equity	$1,626,019	241,686	167,801	(375,981)	1,659,525	10,569	1,670,094

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

Statements of Operations for the Quarter

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$58,781	15,409	36,502	(17,016)	93,676	-	93,676
Cost of sales (*)	20,992	9,818	24,376	(17,016)	38,170	-	38,170
Gross profit	37,789	5,591	12,126	-	55,506	-	55,506

Operating expenses:
Research and development	3,587	4,075	165	-	7,827	973	8,800
Selling and marketing	7,807	2,077	5,521	-	15,405	-	15,405
Distribution	2,314	333	1,816	-	4,463	-	4,463
General and administrative	7,327	1,071	2,095	-	10,493	21	10,514
Amortization expense	11,970	1,629	525	-	14,124	2	14,126
Total operating expenses	33,005	9,185	10,122	-	52,312	996	53,308

Income (loss) from operations	4,784	(3,594)	2,004	-	3,194	(996)	2,198

Non-operating income (expense):
Interest income	198	-	96	(90)	204	(196)	8
Interest expense	(22,321)	(864)	(32)	90	(23,127)	-	(23,127)
Other, net	4,334	340	(3,450)	-	1,224	(1,179)	45
Total non-operating net expense	(17,789)	(524)	(3,386)	-	(21,699)	(1,375)	(23,074)

Loss before income taxes	(13,005)	(4,118)	(1,382)	-	(18,505)	(2,371)	(20,876)
(Benefit) provision for income taxes	(6,657)	(1,321)	686	-	(7,292)	(829)	(8,121)
Net loss before earnings of consolidated subsidaries	(6,348)	(2,797)	(2,068)	-	(11,213)	(1,542)	(12,755)
Net (loss) income of consolidated subsidiaries	(4,865)	-	-	4,865	-	-	-
Net (loss) income	(11,213)	(2,797)	(2,068)	4,865	(11,213)	(1,542)	(12,755)
Net loss attributable to noncontrolling interest	-	-	-	-	-	(1,542)	(1,542)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(11,213)	(2,797)	(2,068)	4,865	(11,213)	-	(11,213)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$63,396	14,335	35,132	(16,614)	96,249
Cost of sales (*)	22,075	9,111	23,316	(16,614)	37,888
Gross profit	41,321	5,224	11,816	-	58,361

Operating expenses:
Research and development	3,310	3,284	166	-	6,760
Selling and marketing	6,675	2,959	5,185	-	14,819
Distribution	2,493	334	1,568	-	4,395
General and administrative	6,809	1,528	2,271	-	10,608
Amortization expense	11,972	1,087	532	-	13,591
Total operating expenses	31,259	9,192	9,722	-	50,173

Income (loss) from operations	10,062	(3,968)	2,094	-	8,188

Non-operating (expense) income:
Interest income	39	-	34	(32)	41
Interest expense	(22,361)	(114)	(11)	32	(22,454)
Other, net	435	(119)	(238)	-	78
Total non-operating net expense	(21,887)	(233)	(215)	-	(22,335)

(Loss) income before income taxes	(11,825)	(4,201)	1,879	-	(14,147)
(Benefit) provision before income taxes	(1,636)	(1,386)	671	-	(2,351)
Net (loss) income before earnings of consolidated subsidiaries	(10,189)	(2,815)	1,208	-	(11,796)
Net (loss) income of consolidated subsidiaries	(1,607)			1,607	-
Net (loss) income	$(11,796)	(2,815)	1,208	1,607	(11,796)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

Statements of Operations for the Six Month periods

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$122,953	31,668	72,631	(34,983)	192,269	-	192,269
Cost of sales (*)	42,471	19,215	47,928	(34,983)	74,631	-	74,631
Gross profit	80,482	12,453	24,703	-	117,638	-	117,638

Operating expenses:
Research and development	7,337	8,370	323	-	16,030	1,767	17,797
Selling and marketing	15,589	4,268	10,635	-	30,492	-	30,492
Distribution	4,459	645	3,461	-	8,565	-	8,565
General and administrative	15,318	2,684	4,010	-	22,012	52	22,064
Amortization expense	23,942	3,301	1,060	-	28,303	3	28,306
Total operating expenses	66,645	19,268	19,489	-	105,402	1,822	107,224

Income (loss) from operations	13,837	(6,815)	5,214	-	12,236	(1,822)	10,414

Non-operating (expense) income:
Interest income	392	5	195	(193)	399	(385)	14
Interest expense	(44,672)	(1,706)	(44)	193	(46,229)	-	(46,229)
Other, net	6,832	878	(5,859)	-	1,851	(2,405)	(554)
Total non-operating net expense	(37,448)	(823)	(5,708)	-	(43,979)	(2,790)	(46,769)

Loss before income taxes	(23,611)	(7,638)	(494)	-	(31,743)	(4,612)	(36,355)
(Benefit) provision for income taxes	(11,382)	(2,097)	1,608	-	(11,871)	(1,626)	(13,497)
Net loss before earnings of consolidated subsidaries	(12,229)	(5,541)	(2,102)	-	(19,872)	(2,986)	(22,858)
Net (loss) income of consolidated subsidiaries	(7,643)	-	-	7,643	-	-	-
Net (loss) income	(19,872)	(5,541)	(2,102)	7,643	(19,872)	(2,986)	(22,858)
Net loss attributable to noncontrolling interest	-	-	-	-	-	(2,986)	(2,986)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(19,872)	(5,541)	(2,102)	7,643	(19,872)	-	(19,872)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$127,283	29,053	70,431	(33,806)	192,961
Cost of sales (*)	42,340	18,079	45,916	(33,806)	72,529
Gross profit	84,943	10,974	24,515	-	120,432

Operating expenses:
Research and development	5,949	7,303	338	-	13,590
Selling and marketing	13,075	5,504	10,227	-	28,806
Distribution	4,936	723	3,155	-	8,814
General and administrative	14,096	2,828	4,430	-	21,354
Amortization expense	23,945	2,156	1,068	-	27,169
Total operating expenses	62,001	18,514	19,218	-	99,733

Income (loss) from operations	22,942	(7,540)	5,297	-	20,699

Non-operating (expense) income:
Interest income	78	-	59	(54)	83
Interest expense	(44,744)	(233)	(23)	54	(44,946)
Other, net	959	(247)	(762)	-	(50)
Total non-operating net expense	(43,707)	(480)	(726)	-	(44,913)

(Loss) income before income taxes	(20,765)	(8,020)	4,571	-	(24,214)
(Benefit) provision for income taxes	(3,886)	(2,789)	1,474	-	(5,201)
Net (loss) income before earnings of consolidated subsidiaries	(16,879)	(5,231)	3,097	-	(19,013)
Net (loss) income of consolidated subsidiaries	(2,134)	-	-	2,134	-
Net (loss) income	$(19,013)	(5,231)	3,097	2,134	(19,013)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

Statements of Cash Flows for the Six Month periods

IMMUCOR, INC.
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE elimination	Total

Net cash (used in) provided by operating activities	$(1,872)	867	11,260	(5,143)	5,112	(4,138)	974
Net cash used in investing activities	(769)	(851)	(1,377)	(3,906)	(6,903)	(90)	(6,993)
Net cash provided by (used in) financing activities	2,153	(112)	(8,744)	8,744	2,041	4,200	6,241
Effect of exchange rate changes on cash and cash equivalents	90	-	(392)	305	3	-	3
(Decrease) increase in cash and cash equivalents	(398)	(96)	747	-	253	(28)	225
Cash and cash equivalents at beginning of period	4,058	(187)	6,356	-	10,227	36	10,263
Cash and cash equivalents at end of period	$3,660	(283)	7,103	-	10,480	8	10,488

IMMUCOR, INC.
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Six Months Ended November 30, 2015
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$8,826	1,101	(1,886)	-	8,041
Net cash used in investing activities	(6,260)	(1,197)	(282)	-	(7,739)
Net cash used in financing activities	(3,317)	(6)	-	-	(3,323)
Effect of exchange rate changes on cash and cash equivalents	267	-	(542)	-	(275)
Decrease in cash and cash equivalents	(484)	(102)	(2,710)	-	(3,296)
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$6,596	(365)	8,836	-	15,067

17.	OTHER EQUITY MATTERS

In the first six months of fiscal year 2017, the Company paid dividends of $4.2 million to its Parent to fund Sentilus LLC activities, and $0.3 million to fund a stock redemption made by IVD Holdings Inc., respectively.

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

Purchase Commitments

Purchase commitments made in the normal course of business were $40.3 million as of November 30, 2016. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of November 30, 2016 (in thousands):

Year Ended May 31:
2017	$13,788
2018	11,746
2019	7,883
2020	4,301
2021	2,576
Total	$40,294

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

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period (in thousands, except percentages).

	Three Months Ended
	November 30		Change
	2016	2015	Amount	%

Net sales	$93,676	96,249	(2,573)	(2.7)
Cost of sales (*)	38,170	37,888	282	0.7
Gross profit	55,506	58,361	(2,855)	(4.9)

Operating expenses:
Research and development	8,800	6,760	2,040	30.2
Selling and marketing	15,405	14,819	586	4.0
Distribution	4,463	4,395	68	1.5
General and administrative	10,514	10,608	(94)	(0.9)
Amortization expense	14,126	13,591	535	3.9
Total operating expenses	53,308	50,173	3,135	6.2

Income from operations	2,198	8,188	(5,990)	(73.2)

Non-operating income (expense):
Interest income	8	41	(33)	(80.5)
Interest expense	(23,127)	(22,454)	(673)	3.0
Other, net	45	78	(33)	(42.3)
Total non-operating net expense	(23,074)	(22,335)	(739)	3.3

Loss before income taxes	(20,876)	(14,147)	(6,729)	47.6
Benefit for income taxes	(8,121)	(2,351)	(5,770)	245.4
Net loss	(12,755)	(11,796)	(959)	8.1
Net loss attributable to noncontrolling interest	(1,542)	-	(1,542)	**
Net loss attributable to shareholders of Immucor, Inc.	$(11,213)	(11,796)	583	(4.9)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

	Six Months Ended
	November 30		Change
	2016	2015	Amount	%

Net sales	$192,269	192,961	(692)	(0.4)
Cost of sales (*)	74,631	72,529	2,102	2.9
Gross profit	117,638	120,432	(2,794)	(2.3)

Operating expenses:
Research and development	17,797	13,590	4,207	31.0
Selling and marketing	30,492	28,806	1,686	5.9
Distribution	8,565	8,814	(249)	(2.8)
General and administrative	22,064	21,354	710	3.3
Amortization expense	28,306	27,169	1,137	4.2
Total operating expenses	107,224	99,733	7,491	7.5

Income from operations	10,414	20,699	(10,285)	(49.7)

Non-operating income (expense):
Interest income	14	83	(69)	(83.1)
Interest expense	(46,229)	(44,946)	(1,283)	2.9
Other, net	(554)	(50)	(504)	**
Total non-operating net expense	(46,769)	(44,913)	(1,856)	4.1

Loss before income taxes	(36,355)	(24,214)	(12,141)	50.1
Benefit for income taxes	(13,497)	(5,201)	(8,296)	159.5
Net loss	(22,858)	(19,013)	(3,845)	20.2
Net loss attributable to noncontrolling interest	(2,986)	-	(2,986)	**
Net loss attributable to shareholders of Immucor, Inc.	$(19,872)	(19,013)	(859)	4.5

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

Three Months Ended November 30, 2016 and November 30, 2015:

Net sales were $93.7 million for the three months ended November 30, 2016 as compared with $96.2 million for the three months ended November 30, 2015, a decrease of $2.5 million or 2.7%. This decrease in net sales is described in the discussion below on net sales by product group. Net sales by product group are presented in the following table (in thousands except percentages):

	Three Months Ended
	November 30		Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$76,622	80,521	(3,899)	(4.8)
Transplant & Molecular	17,054	15,728	1,326	8.4
Total	$93,676	96,249	(2,573)	(2.7)

Transfusion: Net sales of our Transfusion products for the three months ended November 30, 2016 were $76.6 million as compared with $80.5 million for the three months ended November 30, 2015, a decrease of $3.9 million or 4.8%. The decrease was primarily driven by the timing of shipments in the U.S. related to the ship cycle schedule compared to the same period in the prior year resulting in lower reagent sales volumes. Changes in foreign currency exchange rates had a minimal impact on net sales of Transfusion products.

Transplant & Molecular: Net sales of our Transplant and Molecular products were $17.0 million for the three months ended November 30, 2016 as compared with $15.7 million for the three months ended November 30, 2015, an increase of $1.3 million or 8.4%. The increase was driven by higher sales of products due to a change in guidelines for donor screening, growth of MIA FORA as the new NGS product is adopted by more customers, and growth of our molecular immunohematology product PreciseType HEA. Net sales were negatively impacted by changes in foreign currency exchange rates, primarily the Great Britain Pound, for the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016.

Gross profit decreased $2.9 million or 4.9% for the three months ended November 30, 2016 compared with the three months ended November 30, 2015. Gross profit as a percentage of consolidated net sales was 59.3% in the second quarter of fiscal year 2017 compared with 60.6% in the second quarter of fiscal year 2016. The lower gross profit and gross profit as a percent of sales were due to lower reagent sales in the U.S. due to a change in timing of shipments and higher costs related to the closure of our Stamford, Connecticut manufacturing facility and other one-time expenses.

Research and development expenses were $8.8 million in the second quarter of fiscal year 2017 as compared with $6.8 million in the same period in the prior fiscal year, an increase of $2.0 million, or 30.2%. The increase in expenses was primarily related to increased activity for Sentilus LLC and the Sirona operation which was acquired in March 2016.

Selling and marketing expenses were $15.4 million in the second quarter of fiscal year 2017 as compared with $14.8 million in the same period in the prior fiscal year, an increase of $0.6 million or 4.0%. The increase was driven by higher employee-related costs and regulatory expenses associated with new product offerings and markets.

Distribution expenses were $4.5 million in the three months ended November 30, 2016 as compared with $4.4 million in the three months ended November 30, 2015, an increase of $0.1 million or 1.5%. The increase in expenses was driven by higher freight costs.

General and administrative expenses were $10.5 million in the three months ended November 30, 2016 as compared with $10.6 million in the three months ended November 30, 2015, a decrease of $0.1 million, or 0.9%. The decrease was primarily driven by lower bad debt expense and lower transaction costs for acquisition of other businesses. These decreases were partially offset by higher employee-related expenses.

Amortization expense was $14.1 million in the three months ended November 30, 2016 as compared with $13.6 million in the three months ended November 30, 2015, an increase of $0.5 million, or 3.9%. The increase was primarily due to additional amortization costs related to the Sirona acquisition.

Non-operating net expense was $23.0 million for the three months ended November 30, 2016 as compared with $22.3 million for the three months ended November 30, 2015, an increase of $0.7 million, or 3.3%. The increase in non-operating net expense was mainly due to an increase in interest expense and an unfavorable change in the exchange gains and losses in the second quarter of fiscal year 2017 as compared with the second quarter of fiscal year 2016. Interest expense increased primarily due to higher accretion recorded on our contingent consideration liabilities of $0.7 million due to the Sirona acquisition completed in March of fiscal year 2016.

The effective tax rate for the three months ended November 30, 2016 and for the three months ended November 30, 2015 was 38.9% and 16.6%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended November 30, 2016 and November 30, 2015 was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings. In addition, the effective tax rate for the three months ended November 30, 2016 was impacted by the reversal of uncertain tax positions (net of the corresponding reduction in competent authority assets) resulting from the completion of a foreign income tax examination during the second quarter of fiscal year 2017.

Six Months Ended November 30, 2016 and November 30, 2015:

Net sales were $192.3 million for the six months ended November 30, 2016 as compared with $193.0 million for the six months ended November 30, 2015, a decrease of $0.7 million, or 0.4%. This decrease in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands, except percentages):

	Six Months Ended
	November 30		Change
	2016	2015	Amount	%
Net sales by product group:
Transfusion	$158,285	161,710	(3,425)	(2.1)
Transplant & Molecular	33,984	31,251	2,733	8.7
Total	$192,269	192,961	(692)	(0.4)

Transfusion: Net sales of our Transfusion products for the six months ended November 30, 2016 were $158.3 million as compared with $161.7 million for the six months ended November 30, 2015, a decrease of $3.4 million or 2.1%. The decrease was primarily driven by timing of shipments in the U.S. related to the ship cycle schedule. Changes in foreign currency exchange rates had a minimal favorable impact on net sales of Transfusion products.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the six months ended November 30, 2016 were $34.0 million as compared with $31.3 million for the six months ended November 30, 2015, an increase of $2.7 million or 8.7%. The increase was driven by products due to a change in donor screening guidelines and continued growth in the molecular immunohematology product PreciseType HEA. Transplant sales increased for base transplant products due to timing of sales in Europe and for MIA FORA, the NGS product, as that product is adopted by more customers, primarily in the U.S. Net sales were negatively impacted by changes in foreign currency exchange rates, primarily the Great Britain Pound, for the first six months of fiscal year 2017 compared to the same period in fiscal year 2016.

Gross profit decreased by $2.8 million or 2.3% for the six months ended November 30, 2016 as compared with the six months ended November 30, 2015. Gross profit as a percentage of consolidated net sales was 61.2% in the first six months of fiscal year 2017 compared with 62.4% in the previous fiscal year. The lower gross profit and gross profit percentage were caused by lower reagent sales in the U.S. due to timing of shipments and higher costs related to the closure of our Stamford, Connecticut manufacturing facility and other one-time expenses.

Research and development expenses were $17.8 million for the six months ended November 30, 2016 as compared with $13.6 million for the six months ended November 30, 2015. The increase of $4.2 million or 31.0% was primarily due to increased activity for Sentilus LLC and the Sirona operation which was acquired in March 2016.

Selling and marketing expenses were $30.5 million for the six months ended November 30, 2016 as compared with $28.8 million for the six months ended November 30, 2015. The increase in selling and marketing expenses of $1.7 million, or 5.9% was primarily attributable to employee-related costs, and higher regulatory and marketing-related expenses associated with new product offerings and markets.

Distribution expenses were $8.6 million for the six months ended November 30, 2016 as compared with $8.8 million for the six months ended November 30, 2015, a decrease of $0.2 million, or 2.8%. The decrease in distribution expenses was primarily due to lower freight expense.

General and administrative expenses were $22.1 million for the six months ended November 30, 2016 as compared with $21.4 million for the six months ended November 30, 2015. The increase in general and administrative expenses of $0.7 million, or 3.3%, was mainly due to higher employee-related costs and the closure of our Stamford, Connecticut manufacturing facility, partially offset by lower bad debt expense.

Amortization expense was $28.3 million for the six months ended November 30, 2016 as compared with $27.2 million for the six months ended November 30, 2015, an increase of $1.1 million, or 4.2%. The increase was primarily due to the additional amortization of costs related to the Sirona acquisition in March 2016.

Non-operating net expense was $46.8 million for the six months ended November 30, 2016 as compared with $44.9 million for the six months ended November 30, 2015, an increase of $1.9 million, or 4.1%.  This increase in non-operating net expense was mainly due to an increase in interest expense and an unfavorable change in exchange gains and losses recorded in the first six months of fiscal year 2017 as compared with the first six months of fiscal year 2016. Interest expense increased primarily due to higher accretion recorded on our contingent consideration liabilities of $1.4 million due to the Sirona acquisition completed in March of fiscal year 2016.

The effective tax rate for the six months ended November 30, 2016 and the six months ended November 30, 2015 was 37.1% and 21.4%, respectively.  The effective tax rate for the fiscal year 2017 period was higher than the effective tax rate for the corresponding period in fiscal year 2016 primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory rate, the impact of recording U.S. income taxes associated with the future remittance of its un-repatriated foreign earnings and due to the reversal of uncertain tax positions (net of the corresponding reduction in competent authority assets) resulting from the completion of a foreign income tax examination during the second quarter of fiscal year 2017.

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

Non-GAAP Disclosures

Like-For-Like Net Sales

Like-For-Like Net Sales is a non-GAAP financial measure and is presented in this report because we consider it an important supplemental measure and believe that it is useful in the evaluation of the financial performance of the Company.  Like-For-Like Net Sales is Net sales as reported in accordance with GAAP with an adjustment to remove the impact of ship cycle differences and foreign currency exchange rates on Net sales for the periods presented in this quarterly report. We believe that the presentation of Like-For-Like Net Sales enhances an investor’s understanding of our financial performance as the metric provides a view of the financial performance on a more comparable basis. Like-For-Like Net Sales for the three and six months ended November 30, 2016 is calculated as follows (in thousands):

	Transfusion Sales				Transplant & Molecular Sales				Total Sales
	Three Months Ended November 30				Three Months Ended November 30				Three Months Ended November 30
			$	%			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance	2016	2015	Variance	Variance
Net sales as reported per GAAP	$76,622	80,521	(3,899)	(4.8)	$17,054	15,728	1,326	8.4	$93,676	96,249	(2,573)	(2.7)
Foreign currency impact	54	-	54	-	294	-	294	-	348	-	348	-
Ship cycle impact	3,542	-	3,542	-	-	-	-	-	3,542	-	3,542	-
Like-For-Like Net Sales	$80,218	80,521	(303)	(0.4)	$17,348	15,728	1,620	10.3	$97,566	96,249	1,317	1.4

	Transfusion Sales				Transplant & Molecular Sales				Total Sales
	Six Months Ended				Six Months Ended				Six Months Ended
	November-30				November-30				November-30
			$	%			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance	2016	2016	Variance	Variance
Net sales as reported per GAAP	$158,285	161,710	(3,425)	(2.1)	$33,984	31,251	2,733	8.7	$192,269	192,961	(692)	(0.4)
Foreign currency impact	(95)	-	(95)	-	491	-	491	-	396	-	396	-
Ship cycle impact	5,018	-	5,018	-	-	-	-	-	5,018	-	5,018	-
Like-For-Like Net Sales	$163,208	161,710	1,498	0.9	$34,475	31,251	3,224	10.3	$197,683	192,961	4,722	2.4

After adjusting for the impact of ship cycles and changes in foreign currency exchange rates, total Like-For-Like Net Sales increased by $1.3 million, or 1.4%, in the second quarter of fiscal year 2017 as compared with the prior year quarter. After adjusting for the impact of ship cycles and changes in exchange rates, Transfusion net sales, on a Like-For-Like basis, decreased by $0.3 million, or 0.4%, in the second quarter as compared with the prior year quarter. Transplant & Molecular net sales, on a Like-For-Like basis, increased by $1.6 million, or 10.3%, after adjusting for the impact of changes in foreign currency exchange rates.

After adjusting for the impact of ship cycles and changes in foreign currency exchange rates, total Like-For-Like Net Sales increased by $4.7 million, or 2.4%, for the six months ended November 30, 2016 as compared with the six months ended November 30, 2015. After adjusting for the impact of ship cycles and changes in exchange rates, Transfusion net sales, on a Like-For-Like basis, increased by $1.5 million, or 0.9%, in the first six months of the fiscal year as compared with the first six months of the prior year. Transplant & Molecular net sales, on a Like-For-Like basis, increased by $3.2 million, or 10.3%, after adjusting for the impact of changes in foreign currency exchange rates.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are both non-GAAP financial measures and are presented in this report because we consider them important supplemental measures of our performance and believe that they are frequently used by interested parties in the evaluation of companies in the industry. EBITDA, as we use it, is net income (loss) before interest, taxes, depreciation and amortization. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance as the metric provides a view of the financial performance before financing and tax considerations. Adjusted EBITDA is calculated in a similar manner as EBITDA except that certain non-cash charges, unusual or non-recurring items and other items that we believe are not representative of our core business are excluded. We believe that Adjusted EBITDA is also a metric used by management and investors to assess our financial performance from period to period and is the metric that is applied to valuation scenarios. EBITDA and Adjusted EBITDA do not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity or any other performance measure derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•

EBITDA and Adjusted EBITDA can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. EBITDA and Adjusted EBITDA for the three months and six months ended November 30, 2016 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2016	2015	2016	2015

Net loss	$(12,755)	(11,796)	(22,858)	(19,013)
Interest expense, net	23,119	22,413	46,215	44,863
Income tax benefit	(8,121)	(2,351)	(13,497)	(5,201)
Depreciation and amortization	18,022	17,168	36,176	34,217
EBITDA	20,265	25,434	46,036	54,866

Adjustments to EBITDA:
Stock-based compensation (i)	1,076	1,893	2,472	2,780
Acquisition expenses, net (ii)	42	9	204	71
Sponsor fee (iii)	812	849	1,688	1,603
Non-cash impact of purchase accounting (iv)	-	112	43	227
Certain non-recurring expenses and other (v)	4,889	3,761	9,332	6,770
Adjusted EBITDA	$27,084	32,058	59,775	66,317

Adjusted EBITDA attributable to shareholders of Immucor, Inc. (vi)	$29,218	32,058	63,923	66,317

i.	Represents non-cash stock-based compensation.
ii.	Represents items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with TPG Capital, L.P.
iv.	Represents non-cash expenses, such as deferred rent.
v.	Represents certain items we believe are not representative of our core business that are not included in the adjustments above, including personnel and business optimization costs.
vi.	Excludes Adjusted EBITDA amounts attributable to Sentilus LLC.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow, which is expected to be positive on an annual basis. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first six months of fiscal year 2017, our cash and cash equivalents increased by $0.2 million to $10.5 million as of November 30, 2016. The increase was primarily due to cash provided by operating activities of $1.0 million and from net borrowings of $10.0 million from our Revolving Facilities. This increase in cash and cash equivalents was partially offset by cash used by investing activities of $7.0 million, as well as repayments of our long-term debt of $3.4 million in the first six months of fiscal year 2017. The cash balance at November 30, 2016 includes cash of $7.1 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first six months of fiscal year 2016, our cash and cash equivalents decreased by $3.3 million to $15.1 million as of November 30, 2015. The decrease was primarily due to investments in new businesses, additional property and equipment, and an additional loan to Sirona totaling $7.7 million, as well as repayments of our long-term debt of $3.3 million in the first six months of fiscal year 2016. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $8.0 million.

Operating activities

Operating activities provided $1.0 million of cash and cash equivalents in the first six months of fiscal year 2017 as compared with $8.0 million of cash provided by operating activities in the first six months of fiscal year 2016.  The decrease in cash provided by operating activities was mainly due to lower gross profit and higher operating expenses driven by an increase in investment in research and development activities for Sentilus and Sirona operation in the first six months of fiscal year 2017 as compared with the same period of the previous year, partially offset by a decrease in working capital requirements.

Investing activities

In the first six months of fiscal year 2017, we used $6.9 million of cash to purchase property and equipment and to upgrade certain financial and operating systems. In the first six months of fiscal year 2016, we used $3.9 million of cash to purchase property and equipment and to upgrade certain financial and operating systems, $3.1 million to fund an additional loan to Sirona, and $0.8 million to acquire the assets of a Reference Lab.

Financing activities

In the first six months of fiscal year 2017, we used cash from financing activities of $3.4 million for repayments of our long-term debt. We borrowed $49.0 million and repaid $39.0 million from our Revolving Facilities, and had $10.0 million outstanding under our Revolving Facilities as of November 30, 2016. In addition, we paid a $4.2 million dividend to IVD Holdings B Inc. to fund the activities of Sentilus LLC, received $4.2 million in proceeds from a capital contribution made to the noncontrolling interest, and paid a $0.3 million dividend to fund a stock redemption made by IVD Holdings Inc. In the first six months of fiscal year 2016, we used cash from financing activities of $3.3 million for repayments of our long-term debt. We also borrowed and repaid $28.0 million from our Revolving Facility during the six months of fiscal year 2016.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.2 million, respectively, for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of November 30, 2016, we had principal of $1,038.5 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and $10.0 million outstanding on the Revolving Facilities.  Our net total available borrowings under our Revolving Facilities were $70.0 million as of November 30, 2016.

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

Commitments and Contractual Obligations

As of November 30, 2016, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of November 30, 2016.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of November 30, 2016, there have been no material changes regarding our market risk position from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2016.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMMUCOR, INC.

(Registrant)

Date: January 17, 2017	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 17, 2017	By:	/s/ Dominique Petitgenet________
Dominique Petitgenet, Chief Financial Officer and
Vice President, Operations
(Principal Financial and Accounting Officer)