Form 10-Q
period 2017-02-28
IMMUCOR INC
filed 2017-04-11
CIK 736822

FORM 10-Q

United States

Securities and Exchange Commission

Washington, D. C. 20549

(Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2017

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

As of April 11, 2017, there were 100 shares of common stock outstanding.

IMMUCOR, INC.

QUARTERLY FINANCIAL STATEMENTS

ITEM 1. Consolidated Financial Statements

IMMUCOR, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,035	10,263
Trade accounts receivable, net of allowance for doubtful accounts of $1,050 and $2,114 at February 28, 2017 and May 31, 2016, respectively	64,120	62,043
Inventories, net	48,870	46,894
Prepaid expenses and other current assets	8,825	8,479
Total current assets	131,850	127,679

Property and equipment, net	76,792	76,015
Goodwill	854,736	857,023
Intangible assets, net	589,264	633,097
Other assets	11,229	13,819
Total assets	$1,663,871	1,707,633

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$21,263	22,229
Accrued interest and interest rate swap liability	7,373	18,869
Accrued expenses and other current liabilities	23,892	22,009
Income taxes payable	3,476	2,585
Deferred revenue, current portion	3,220	2,864
Current portion of long-term debt	26,718	6,806
Total current liabilities	85,942	75,362

Long-term debt, excluding current portion	1,010,427	1,007,948
Deferred income tax liabilities	201,509	222,357
Other long-term liabilities	55,566	57,420
Total liabilities	1,353,444	1,363,087
Commitments and Contingencies (Note 18)
Equity:
Shareholders' equity of Immucor, Inc.:
Common stock, $0.00 par value, 100 shares authorized, issued and outstanding as of February 28, 2017 and May 31, 2016, respectively	-	-
Additional paid-in capital	750,026	753,709
Accumulated deficit	(401,702)	(374,079)
Accumulated other comprehensive loss	(44,866)	(39,407)
Total shareholders' equity of Immucor, Inc.	303,458	340,223
Equity of noncontrolling interest (Note 3)	6,969	4,323
Total equity	310,427	344,546
Total liabilities and equity	$1,663,871	1,707,633

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended
	February 28	February 29
	2017	2016

Net sales	$93,964	88,893
Cost of sales (*)	35,318	34,130
Gross profit	58,646	54,763

Operating expenses:
Research and development	8,828	6,910
Selling and marketing	13,528	13,251
Distribution	4,083	4,155
General and administrative	10,046	11,779
Amortization expense	14,109	13,575
Total operating expenses	50,594	49,670

Income from operations	8,052	5,093

Non-operating income (expense):
Interest income	1	48
Interest expense	(22,981)	(22,329)
Other, net	(106)	(317)
Total non-operating net expense	(23,086)	(22,598)

Loss before income taxes	(15,034)	(17,505)
Benefit for income taxes	(5,616)	(8,845)
Net loss	(9,418)	(8,660)
Net loss attributable to noncontrolling interest	(1,668)	(237)
Net loss attributable to shareholders of Immucor, Inc.	$(7,750)	(8,423)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28	February 29
	2017	2016

Net sales	$286,233	281,854
Cost of sales (*)	109,949	106,660
Gross profit	176,284	175,194

Operating expenses:
Research and development	26,625	20,500
Selling and marketing	44,019	42,057
Distribution	12,648	12,969
General and administrative	32,111	33,133
Amortization expense	42,416	40,745
Total operating expenses	157,819	149,404

Income from operations	18,465	25,790

Non-operating income (expense):
Interest income	9	132
Interest expense	(69,203)	(67,275)
Other, net	(660)	(366)
Total non-operating net expense	(69,854)	(67,509)

Loss before income taxes	(51,389)	(41,719)
Benefit for income taxes	(19,112)	(14,046)
Net loss	(32,277)	(27,673)
Net loss attributable to noncontrolling interest	(4,654)	(237)
Net loss attributable to shareholders of Immucor, Inc.	$(27,623)	(27,436)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended
	February 28	February 29
	2017	2016

Net loss	$(9,418)	(8,660)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	930	1,795

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive income	-	108
Less: reclassification adjustment for gains included in net loss	-	3
Net changes in fair value of cash flow hedges	-	111

Other comprehensive income	930	1,906

Comprehensive loss	(8,488)	(6,754)

Comprehensive loss attributable to the noncontrolling interest	(1,668)	(237)

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(6,820)	(6,517)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28	February 29
	2017	2016

Net loss	$(32,277)	(27,673)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,553)	(3,680)

Changes in fair value of cash flow hedges:
Portion of cash flow hedges recognized in other comprehensive loss	155	417
Less: reclassification adjustment for losses included in net loss	(61)	(168)
Net changes in fair value of cash flow hedges	94	249

Other comprehensive loss	(5,459)	(3,431)

Comprehensive loss	(37,736)	(31,104)

Comprehensive loss attributable to the noncontrolling interest	(4,654)	(237)

Comprehensive loss attributable to shareholders of Immucor, Inc.	$(33,082)	(30,867)

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Equity accounts attributable to Immucor, Inc.
				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-In	(Deficit)	Comprehensive	controlling
	Shares (1)	Amount (1)	Capital (1)	(1)	Income (Loss) (1)	Interest	Total
Audited:
Balance, May 31, 2015	100	$-	755,234	(331,989)	(39,564)	-	383,681
Share-based compensation expense	-	-	5,326	-	-	-	5,326
Activities with IVD Holdings Inc.	-	-	(851)	-	-	-	(851)
Non-cash dividend distributed	-	-	(6,000)	-	-	-	(6,000)
Equity of noncontrolling interest						6,000	6,000
Net loss	-	-	-	(42,090)	-	(1,677)	(43,767)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	-	-	-	-	(174)	-	(174)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	331	-	331
Balance, May 31, 2016	100	$-	753,709	(374,079)	(39,407)	4,323	344,546

Unaudited:
Share-based compensation expense	-	-	3,496	-	-	-	3,496
Activities with IVD Holdings Inc.	-	-	501	-	-	-	501
Dividends distributed	-	-	(7,680)	-	-	-	(7,680)
Equity of noncontrolling interest	-	-	-	-	-	7,300	7,300
Net loss	-	-	-	(27,623)	-	(4,654)	(32,277)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	-	-	-	-	(5,553)	-	(5,553)
Changes in fair value of cash flow hedges, net of tax	-	-	-	-	94	-	94
Balance, February 28, 2017	100	$-	750,026	(401,702)	(44,866)	6,969	310,427

(1) - Shareholders’ equity of Immucor, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUCOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	February 28	February 29
	2017	2016
Operating activities:
Net loss	$(32,277)	(27,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,072	51,417
Noncash interest expense	10,559	8,178
Loss on disposition and retirement of fixed assets	738	526
Provision for doubtful accounts	282	456
Share-based compensation expense	3,496	4,045
Deferred income taxes	(22,325)	(16,953)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, trade	(3,743)	6,774
Income taxes	695	(495)
Inventories	(8,293)	(11,034)
Other assets	(466)	1,477
Accounts payable	(779)	4,165
Deferred revenue	417	(20)
Accrued expenses and other liabilities	(8,875)	(14,022)
Cash (used in) provided by operating activities	(6,499)	6,841
Investing activities:
Purchases of property and equipment	(8,243)	(7,050)
Proceeds from sale of property and equipment	53	-
Other investments	-	(4,850)
Acquisitions of businesses, net of cash acquired	(128)	(750)
Cash used in investing activities	(8,318)	(12,650)
Financing activities:
Repayments of long-term debt	(5,122)	(4,982)
Proceeds from Revolving Facilities	85,500	48,000
Repayments of Revolving Facilities	(65,500)	(43,500)
Dividend payments	(7,680)	-
Proceeds from capital contribution to noncontrolling interest	7,300	-
Cash provided by (used in) financing activities	14,498	(482)
Effect of exchange rates on cash and cash equivalents	91	118
Decrease in cash and cash equivalents	(228)	(6,173)
Cash and cash equivalents at beginning of period	10,263	18,363
Cash and cash equivalents at end of period	$10,035	12,190
Supplemental information:
Income taxes paid, net of refunds	$2,197	3,232
Interest paid	69,934	70,275
Non-cash investing and financing activities:
Movement from inventory to property and equipment of instruments placed on rental agreements	$5,789	4,552
Non-cash dividend	-	6,000

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

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company’s interim results are not necessarily indicative of the Company’s expected full year results. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and related notes for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2016.

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

Impact of Recently Issued Accounting Standards -

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which corresponds to the Company’s first quarter of fiscal year 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of ASU 2016-04 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interest Held through Related Parties That Are under Common Control (“ASU 2016-17”), which changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2018. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of ASU 2016-17 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Therefore, under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. Early adoption is permitted as of the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues in an effort to reduce diversity in practice in how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. Early adoption is permitted and the amendments should be applied using a retrospective method. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in the first quarter of fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which will replace the existing lease accounting guidance in GAAP. The core principle of ASU 2016-02 is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which corresponds to the Company’s first quarter of fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements, accounting policies and disclosures. The Company is currently identifying the arrangements that qualify as a lease under the new guidance, evaluating the new requirements on existing lease arrangements, and collecting relevant data to quantify the impact of this new standard on its consolidated financial statements. The most significant impact expected is that the Company will recognize a “right-of-use” asset and lease liability for lease arrangements that are currently not included on the balance sheet under the existing lease guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued. ASU No. 2014-15 is effective for the Company for annual reporting periods ending after December 15, 2016, which corresponds to the Company's annual reporting period ending May 31, 2017 with early adoption permitted.  The Company will adopt this ASU at year end, perform the assessment, and make any required disclosures.

In May 2014, the FASB and International Accounting Standards Board issued their converged standard on revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. The Company will also need to apply new guidance to determine whether revenue should be recognized over time or at a point in time. An amendment was made in July 2015 to change the effective date of this standard from the first interim period within annual reporting periods beginning after December 15, 2016 to December 15, 2017, which corresponds to the Company’s first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. No early adoption is permitted under these standards, and it is to be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements, accounting policies and disclosures. The Company has identified the revenue streams that will be affected by this new standard and is collecting the relevant data to prepare an analysis of the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

Acquisition of reference lab – On August 3, 2015, the Company completed the asset purchase of a U.S. reference lab for a total cash purchase price of $0.8 million. This acquisition enables the Company to deliver current Immucor products as a service to customers as well as commercialize newly developed products. The fair values of the acquired assets were $0.3 million for equipment, $0.2 million for identifiable intangible assets and $0.3 million for goodwill. The goodwill is deductible for tax purposes.

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

Sentilus LLC develops FemtoarraysTM and the underlying technology for use in a variety of in vitro diagnostics areas. This business was spun-off from Immucor to be able to separately market the potential new product offerings outside the Company’s current Transfusion and Transplant markets. The book value of the assets and liabilities transferred was $6.0 million. The book value included assets of $1.0 million of cash, $0.5 million of equipment, $18.8 million of identifiable intangible assets, and $0.1 million of goodwill, and liabilities including $7.2 million of deferred income tax liabilities, and a $7.2 million obligation to Immucor for contingent consideration liabilities.

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

The operations of Sentilus LLC are primarily funded through either additional potential future dividends from Immucor or from additional capital contributions from IVD Holdings Inc. (“Holdings”), the Parent company of IVD Intermediate Holdings A Inc. The Company could be exposed to a loss related to the Sentilus LLC business if there are expenses that are incurred by the Company on behalf of Sentilus LLC under the terms of the Management Contracts and are not reimbursed.  This risk is deemed unlikely since all of the entities involved in this arrangement are under the common control of Holdings.

The following tables include the carrying amounts and classification of the assets and liabilities of Sentilus LLC that are included in the Company’s consolidated balance sheet as of February 28, 2017 and May 31, 2016 that cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay (in thousands):

As of February 28, 2017
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$337	Accounts payable	$964
Total current assets	337	Accrued expenses and other current liabilities	12
		Total current liabilities	976

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	674	Deferred income tax	3,671
Goodwill	105
Other intangible assets, net	18,815	Obligation to Immucor for contingent consideration liabilities	8,021
Total noncurrent assets	19,594	Total noncurrent liabilities	11,692
Total Assets	$19,931	Total Liabilities	$12,668

As of May 31, 2016
ASSETS		LIABILITIES
Current assets:		Current liabilities:
Cash and cash equivalents	$36	Accounts payable	$744
Total current assets	36	Accrued expenses and other current liabilities	4
		Total current liabilities	748

Noncurrent assets:		Noncurrent liabilities:
Property and equipment, net	644	Deferred income tax	6,207
Goodwill	105
Other intangible assets, net	18,820	Obligation to Immucor for contingent consideration liabilities	7,433
Total noncurrent assets	19,569	Total noncurrent liabilities	13,640
Total Assets	$19,605	Total Liabilities	$14,388

4.	RELATED PARTY TRANSACTIONS

In connection with the Immucor Acquisition in fiscal year 2012, the Company entered into a management services agreement with TPG Capital, L.P. (the “Sponsor”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services that are provided to the Company, the Sponsor receives an aggregate annual monitoring fee of approximately $3.0 million. In the three months and nine months ended February 28, 2017, approximately $0.8 million, and $2.4 million, respectively, was recorded for monitoring fees, additional services provided by the Sponsor, and out-of-pocket expenses and substantially all of these expenses are included in general and administrative expenses in the consolidated statements of operations. In the three months and nine months ended February 29, 2016, approximately $0.8 million, and $2.4 million was recorded for these same types of fees and expenses, respectively. As of February 28, 2017 and May 31, 2016, the Company owed $0.5 million and $1.7 million, respectively, to the Sponsor for these fees and expenses.

Sentilus LLC and the Company have entered into management services agreements. Refer to Note 3 of the consolidated financial statements for additional information.

5.	INVENTORIES, NET

Inventories, net are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories, net consist of the following (in thousands):

	As of
	February 28, 2017	May 31, 2016

Raw materials and supplies	$12,490	11,840
Work in process	13,335	11,944
Finished goods	23,045	23,110
Total Inventories, net	$48,870	46,894

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	As of
	February 28, 2017	May 31, 2016

Land	$214	217
Buildings and improvements	2,183	2,163
Leasehold improvements	26,379	26,261
Capital work-in-progress	8,273	4,275
Furniture and fixtures	4,219	3,861
Machinery, equipment and instruments	115,131	110,145
Total property and equipment	156,399	146,922
Less: Accumulated depreciation	(79,607)	(70,907)
Property and equipment, net	$76,792	76,015

Depreciation expense was $3.8 million and $11.7 million in the three months and nine months ended February 28, 2017 and was $3.6 million and $10.7 million in the three months and nine months ended February 29, 2016, respectively. Depreciation expense is primarily included in cost of sales in the Company’s consolidated statements of operations.

7.	GOODWILL

The consolidated financial statements include the goodwill resulting from the acquisition of various businesses by Immucor. The following table presents the changes in the carrying amount of goodwill during the nine months ended February 28, 2017 and the fiscal year ended May 31, 2016 (in thousands):

	February 28, 2017	May 31, 2016

Balance at beginning of period	$857,023	842,258
Additions:
Acquisition of businesses	-	15,131
Foreign currency translation adjustment	(2,287)	(366)
Balance at end of period	$854,736	857,023

In the first nine months of fiscal year 2017 and the twelve months of fiscal year 2016, there were no significant changes in goodwill other than the impact of changes in foreign currency exchange rates and an increase in goodwill from business acquisitions completed in those periods.

During the first nine months of fiscal year 2017 and the twelve months of fiscal year 2016, there were no impairment losses recorded. For the periods ending February 28, 2017 and May 31, 2016, the Company had $160.0 million of accumulated impairment losses on goodwill.

8.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net consist of the following (in thousands):

		As of
		February 28, 2017			May 31, 2016
	Weighted Average Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Other intangible assets subject to amortization:
Customer relationships	20	$460,729	(126,122)	334,607	462,602	(109,260)	353,342
Existing technology / trade names	12	355,604	(151,495)	204,109	355,604	(128,530)	227,074
Corporate trade name	15	40,000	(14,754)	25,246	40,000	(12,754)	27,246
Below market leasehold interests	4	1,200	(685)	515	1,200	(631)	569
Other intangibles	4	428	(341)	87	428	(262)	166
Total amortizable assets		857,961	(293,397)	564,564	859,834	(251,437)	608,397

Intangible assets not subject to amortization:
In-process research and development		24,700	-	24,700	24,700	-	24,700
Total non-amortizable assets		24,700	-	24,700	24,700	-	24,700

Other intangible assets, net		$882,661	(293,397)	589,264	884,534	(251,437)	633,097

A portion of the Company’s customer relationships is held in functional currencies outside the U.S. Therefore, the stated cost as well as the accumulated amortization is affected by the fluctuation in foreign currency exchange rates.

Amortization expense related to these intangible assets for the three months and nine months ended February 28, 2017 was $14.1 million and $42.4 million and for the three months and nine months ended February 29, 2016 was $13.6 million and $40.7 million, respectively. Expected amortization expense for the remainder of fiscal year 2017 and for each of the five succeeding years is as follows (in thousands):

Year Ending May 31:
2017	$14,137
2018	56,477
2019	52,553
2020	51,445
2021	51,416
2022	51,411

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of February 28, 2017				As of May 31, 2016
	Gross	OID (1)	DFC (2)	Net	Gross	OID (1)	DFC (2)	Net

Term Loan Facility	$636,802	(3,505)	(8,333)	624,964	641,777	(5,210)	(12,174)	624,393
Notes	400,000	(2,120)	(5,784)	392,096	400,000	(2,648)	(7,223)	390,129
Revolving Facilities	20,000	-	-	20,000	-	-	-	-
Capital lease agreements	85	-	-	85	232	-	-	232
Total long-term debt	1,056,887	(5,625)	(14,117)	1,037,145	1,042,009	(7,858)	(19,397)	1,014,754
Less: Current portion of long-term debt	26,718	-	-	26,718	6,806	-	-	6,806
Long-term debt, excluding current portion	$1,030,169	(5,625)	(14,117)	1,010,427	1,035,203	(7,858)	(19,397)	1,007,948

(1) - OID refers to original issue discounts on the Company's long-term debt

(2) - DFC refers to deferred financing costs related to the Company's long-term debt facilities

Senior Secured Credit Facilities, Security Agreement and Guaranty

The Company is party to a credit agreement and related security and other agreements as subsequently amended, with a bank syndicate of lenders, and Citibank N.A. as the Administrative Agent. The credit agreement, as amended, provides for (1) a $663.3 million senior secured term loan facility (the “Term Loan Facility”) and (2) $80.0 million of senior secured revolving loan facilities (the “Revolving Facilities,” and together with the Term Loan Facility, the “Senior Credit Facilities”). In addition to borrowings upon prior notice, the Revolving Facilities include borrowing capacity in the form of letters of credit and borrowings on same-day notice, referred to as swing line loans, in each case, up to $25.0 million, and is available in U.S. dollars, British Pounds, Euros, Japanese Yen, Canadian dollars and in such other currencies as the Company and the Administrative Agent under the Revolving Facilities may agree (subject to a sublimit for such non-U.S. currencies).

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

The interest rate on the Term Loan Facility was 5.00% as of February 28, 2017 and May 31, 2016. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Term Loan Facility is 6.18% for the nine months ended February 28, 2017. The weighted average interest rate on the borrowings from the Revolving Facilities during the first nine months of fiscal year 2017 was approximately 4.85%. At February 28, 2017, there were $20.0 million of outstanding borrowings under the Revolving Facilities and no outstanding letters of credit.

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

Indenture and the Senior Notes Due 2019

The Company has also issued $400.0 million in principal amount of Senior Notes (the “Notes”). The Notes bear interest at a rate of 11.125% per annum, and interest is payable semi-annually on February 15 and August 15 of each year. Including the amortization of deferred financing costs and the original issue discount, the effective interest rate on the Notes is 11.81% for the nine months ended February 28, 2017. The Notes mature on August 15, 2019.

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

The Company is in compliance with the covenants pursuant to the terms of the indenture governing the Notes and the credit agreement governing the Senior Credit Facilities.

Future Commitments

The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended May 31:
2017	$21,742
2018	6,632
2019	628,513
2020	400,000
Total	$1,056,887

Interest Expense

The significant components of interest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016

Notes, including OID amortization	$11,303	11,285	33,903	33,847
Term loan facility, including OID amortization	8,538	8,685	25,934	26,190
Amortization of deferred financing costs	1,771	1,792	5,285	5,327
Interest rate swaps and other interest	46	122	215	487
Revolving facility fees and interest	283	154	832	563
Interest accreted on contingent consideration liabilities	1,040	291	3,034	861
Total interest expense	$22,981	22,329	69,203	67,275

Deferred financing costs

Changes in deferred financing costs during the nine months ended February 28, 2017 and the fiscal year ended May 31, 2016 are as follows (in thousands):

	February 28, 2017	May 31, 2016

Balance at beginning of period	$19,397	26,399
Debt issuance costs (1)	5	118
Amortization	(5,285)	(7,120)
Balance at end of period	$14,117	19,397

(1) Debt issuance costs are related to Amendment No. 6 of the Company's credit agreement.

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

As of February 28, 2017, the Company does not currently have any outstanding interest rate swap agreements. Prior to October 1, 2016, the Company had entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $70.0 million related to a portion of the Company’s floating rate indebtedness. The purpose of the interest rate swap was to hedge the Company’s future interest commitments resulting from the Term Loan Facility, and to protect the Company from variability in cash flows attributable to changes in LIBOR interest rates. The Company had entered into a swap agreement to match the LIBOR floor in the swaps with the terms of the Term Loan Facility. Consistent with the terms of the Company’s Term Loan Facility, the swap included a LIBOR floor of 1.25%. The swap agreement hedged a portion of contractual floating rate interest commitments through the expiration of the swap agreement in September 2016.

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

The Company designated these interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on these swaps are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

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

The fair values of the interest rate swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2). A summary of the recorded liabilities included in the consolidated balance sheets is as follows (in thousands):

	As of
	February 28, 2017	May 31, 2016

Interest rate swaps (included in other liabilities)	$-	(155)

The losses from accumulated other comprehensive loss (“AOCI”) was reclassified to the consolidated statement of operations and appears as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28	February 29	February 28	February 29
Location of loss reclassified from AOCI into income	2017	2016	2017	2016

Loss on cash flow hedges:
Interest expense (effective portion)	$-	(121)	(167)	(489)
Interest expense (ineffective portion)	$-	-	-	(1)

11.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of February 28, 2017
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands)

Contingent consideration liabilities	$-	-	(43,384)	(43,384)

	As of May 31, 2016
	Fair Value Measurements of Assets (Liabilities) Using			Carrying
	(Level 1)	(Level 2)	(Level 3)	Amount
	(in thousands of dollars)

Derivative instruments	$-	(155)	-	(155)
Contingent consideration liabilities	$-	-	(40,356)	(40,356)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $10.0 million and $10.3 million of cash and cash equivalents at February 28, 2017 and May 31, 2016, respectively, approximately 42% and 38% was located in the U.S., respectively.

The Company used derivative financial instruments, primarily in the form of floating-to-fixed interest rate swap agreements, in order to mitigate the risks associated with interest rate fluctuations on the Company’s floating rate indebtedness. The estimated fair value of the Company’s derivative instruments is based on quoted market prices for similar instruments (a Level 2 input) and are reflected at fair value in the consolidated balance sheets. The Level 2 inputs used to calculate fair value were interest rates, volatility and credit derivative markets. The Company’s current and long-term derivative financial instrument liabilities are included in accrued interest and interest rate swap liability and other long-term liabilities in the Company’s consolidated balance sheets.

The fair value of the Notes and the Term Loan Facility is estimated to be $384.0 million and $631.2 million at February 28, 2017, respectively, based on recent trades of similar instruments. The fair value of the Notes and the Term Loan Facility was estimated to be $364.3 million and $614.5 million at May 31, 2016, respectively, based on the fair value of these instruments at that time.

Management believes that these liabilities can be liquidated without restriction.

As of February 28, 2017 and May 31, 2016, the Company had $43.4 million and $40.4 million, respectively, in contingent consideration liabilities for earn-out provisions resulting from acquisitions included in Other long-term liabilities on the Company’s consolidated balance sheet.

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

The changes in the Company’s current and long-term contingent consideration liabilities are summarized in the following table (in thousands):

	Nine Months Ended	Twelve Months Ended
	February 28, 2017	May 31, 2016
Balance at the beginning of the period	$(40,356)	(18,596)
Additions due to acquisitions	-	(20,000)
Payments	6	65
Accretion of fair value	(3,034)	(1,825)
Balance at the end of the period	$(43,384)	(40,356)

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Total accumulated other comprehensive (loss) income is included in the Consolidated Statement of Changes in Equity. The changes in accumulated other comprehensive (loss) income are as follows (in thousands):

	Pretax	Tax	After Tax
Nine Months Ended February 28, 2017
Foreign exchange translation adjustments	$(5,694)	(141)	(5,553)
Changes in fair value of cash flow hedges	155	61	94
Accumulated other comprehensive loss	$(5,539)	(80)	(5,459)

Twelve Months Ended May 31, 2016
Foreign exchange translation adjustments	$(282)	(108)	(174)
Changes in fair value of cash flow hedges	530	199	331
Accumulated other comprehensive income	$248	91	157

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of
	February 28, 2017	May 31, 2016

Cumulative foreign currency translation adjustments	$(44,866)	(39,313)
Change in fair value of cash flow hedges, net of tax	-	(94)
Accumulated other comprehensive loss	$(44,866)	(39,407)

13.	SHARE-BASED COMPENSATION

The Company has granted nonvested restricted stock, and stock options to key employees and directors under its 2011 Equity Incentive Plan. The Company granted stock awards with an aggregate fair value of approximately $0.3 million, and $1.3 million during the three months and nine months ended February 28, 2017 and zero and $17.2 million during the three months and nine months ended February 29, 2016, respectively. As of February 28, 2017, a total of 11,103 shares were available for future grants.

Restricted stock units typically vest over a two-year period (50% per year) and do not expire. Upon vesting, and in some cases certain other triggers, restricted stock units are settled in shares of IVD Holdings Inc.’s common stock. Stock option awards are granted with service-based vesting conditions (“service-based options”), or performance-based or market-based vesting conditions (“performance-based options”). The service-based options contain tiered vesting terms over the service period. The performance-based options vest in tranches upon the achievement of certain performance or market objectives, which are measured over a three or four year period.

The Company recognized expense of $1.0 million and $3.5 million in the three months and nine months ended February 28, 2017 and $1.3 million and $4.0 million in the three months and nine months ended February 29, 2016, respectively, before income tax benefits, for all the Company’s stock awards. As of February 28, 2017, there was $10.7 million of total unrecognized compensation cost related the Company’s stock plans that will be recognized over approximately 2.6 years.

14.	INCOME TAXES

The effective tax rate for the nine months ended February 28, 2017 and February 29, 2016 was 37.2% and 33.7%, respectively.  The difference between the federal statutory rate and the effective tax rate for the nine months ended February 28, 2017 was primarily due to income subject to tax in various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings, adjustments to reconcile the fiscal year 2016 tax provision to the filed income tax returns, and the reversal of uncertain tax positions (net of the corresponding reduction in competent authority assets) resulting from the completion of a foreign income tax examination during the second quarter of fiscal year 2017. The difference between the federal statutory rate and the effective tax rate for the nine months ended February 29, 2016, was primarily due to income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate, the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings and changes in the U.S. tax law related to the R&D tax credit. The difference between the effective tax rate of 37.2% for the nine months ended February 28, 2017 and 33.7% for the nine months ended February 29, 2016 is primarily due to variations in the ratio of foreign income to domestic income for each period.

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

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the Company’s segment data (in thousands):

	Three Months Ended		Nine Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
Net sales by product group:
Transfusion	$77,881	73,589	236,165	235,296
Transplant & Molecular	16,083	15,304	50,068	46,558
Total	$93,964	88,893	286,233	281,854

Following is a summary of enterprise-wide information (in thousands):

	Three Months Ended		Nine Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
Net sales to customers by geography are as follows:
United States	$59,682	57,435	179,654	179,878
Europe (A)	17,181	16,609	52,756	52,517
Canada	3,721	3,233	11,245	11,084
Other	13,380	11,616	42,578	38,375
Total	$93,964	88,893	286,233	281,854

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale and where the Company has an operating entity.

	As of
	February 28, 2017	May 31, 2016
Long-lived assets (excluding goodwill and intangibles) by geography:
United States	$55,308	55,080
Europe (B)	15,292	14,729
Canada	3,536	3,543
Other (C)	2,656	2,663
Total	$76,792	76,015

	As of
	February 28, 2017	May 31, 2016
Concentration of net assets by geography:
United States	$175,891	200,226
Europe	93,221	102,593
Canada	29,821	28,617
Other (C)	11,494	13,110
Total	$310,427	344,546

(A) - Net sales to any individual country within Europe were not material to the Company’s consolidated net sales.

(B) - Long-lived assets located in any individual country within Europe were not material to the Company's consolidated long-lived assets.

(C) - Primarily Japan and India.

Sales to any individual customer did not equal or exceed 10% of our net sales during the three months and nine months ended February 28, 2017, or during the three months and nine months ended February 29, 2016.

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

Refer to Note 3 for information on assets and liabilities of Sentilus LLC, a consolidated variable interest entity, that are included in the Company’s consolidated balance sheet as of February 28, 2017 and May 31, 2016. These assets and liabilities cannot be used to settle the obligations of Immucor, and are not Immucor’s obligation to pay. Accordingly, the condensed consolidated financial information reflects the activity of Sentilus LLC and its related eliminations under the VIE and VIE Eliminations heading. The condensed consolidating financial information of the Company is as follows:

Balance Sheets

IMMUCOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
February 28, 2017
(in thousands)
(Unaudited)
	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total
ASSETS

Current Assets:
Cash and cash equivalents	$4,095	(193)	5,796	-	9,698	337	10,035
Accounts receivable, net	29,687	6,253	28,180	-	64,120	-	64,120
Intercompany receivable	98,999	39,091	18,687	(156,483)	294	(294)	-
Inventories, net	19,630	18,993	12,482	(2,235)	48,870	-	48,870
Prepaid expenses and other current assets	2,788	240	5,797	-	8,825	-	8,825
Total current assets	155,199	64,384	70,942	(158,718)	131,807	43	131,850

Property and equipment, net	41,865	12,769	21,484	-	76,118	674	76,792
Investment in subsidiaries	194,061	20,032	3,019	(217,112)	-	-	-
Goodwill	744,044	62,771	47,816	-	854,631	105	854,736
Other intangible assets, net	453,920	87,570	28,959	-	570,449	18,815	589,264
Other assets	28,268	364	489	(9,871)	19,250	(8,021)	11,229
Total assets	$1,617,357	247,890	172,709	(385,701)	1,652,255	11,616	1,663,871

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,244	4,911	5,144	-	20,299	964	21,263
Intercompany payable	8,643	134,286	13,554	(156,483)	-	-	-
Accrued interest and interest rate swap liability	7,373	-	-	-	7,373	-	7,373
Accrued expenses and other current liabilities	12,654	4,850	6,376	-	23,880	12	23,892
Income taxes payable	30,026	(29,609)	3,059	-	3,476	-	3,476
Deferred revenue, current portion	2,204	-	1,016	-	3,220	-	3,220
Current portion of long-term debt	26,633	85	-	-	26,718	-	26,718
Total current liabilities	97,777	114,523	29,149	(156,483)	84,966	976	85,942

Long-term debt, excluding current portion	1,010,427	-	-	-	1,010,427	-	1,010,427
Deferred income tax liabilities	187,284	3,710	7,707	(863)	197,838	3,671	201,509
Other long-term liabilities	18,411	45,709	1,317	(9,871)	55,566	-	55,566
Total liabilities	1,313,899	163,942	38,173	(167,217)	1,348,797	4,647	1,353,444
Equity:
Shareholders' equity of Immucor, Inc.	303,458	83,948	134,536	(218,484)	303,458	-	303,458
Noncontrolling interest	-	-	-	-	-	6,969	6,969
Total equity	303,458	83,948	134,536	(218,484)	303,458	6,969	310,427
Total liabilities and equity	$1,617,357	247,890	172,709	(385,701)	1,652,255	11,616	1,663,871

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

Statements of Operations for the Quarter

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2017
(in thousands)
(Unaudited)
	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$61,765	16,805	34,628	(19,234)	93,964	-	93,964
Cost of sales (*)	22,155	10,155	22,242	(19,234)	35,318	-	35,318
Gross profit	39,610	6,650	12,386	-	58,646	-	58,646

Operating expenses:
Research and development	3,572	3,960	240	-	7,772	1,056	8,828
Selling and marketing	6,684	1,865	4,979	-	13,528	-	13,528
Distribution	2,100	296	1,687	-	4,083	-	4,083
General and administrative	6,507	1,144	2,380	-	10,031	15	10,046
Amortization expense	11,970	1,629	508	-	14,107	2	14,109
Total operating expense	30,833	8,894	9,794	-	49,521	1,073	50,594

Income (loss) from operations	8,777	(2,244)	2,592	-	9,125	(1,073)	8,052

Non-operating income (expense)
Interest income	241	-	69	(107)	203	(202)	1
Interest expense	(22,136)	(889)	(63)	107	(22,981)	-	(22,981)
Other, net	1,014	403	(219)	-	1,198	(1,304)	(106)
Total non-operating net expense	(20,881)	(486)	(213)	-	(21,580)	(1,506)	(23,086)

(Loss) income before income taxes	(12,104)	(2,730)	2,379	-	(12,455)	(2,579)	(15,034)
(Benefit) provision for income taxes	(4,173)	(995)	463	-	(4,705)	(911)	(5,616)
Net (loss) income before earnings of consolidated subsidaries	(7,931)	(1,735)	1,916	-	(7,750)	(1,668)	(9,418)
Net income (loss) of consolidated subsidiaries	181	-	-	(181)	-	-	-
Net (loss) income	(7,750)	(1,735)	1,916	(181)	(7,750)	(1,668)	(9,418)
Net loss attributable to noncontrolling interest	-	-	-	-	-	(1,668)	(1,668)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(7,750)	(1,735)	1,916	(181)	(7,750)	-	(7,750)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$57,913	14,370	32,288	(15,678)	88,893
Cost of sales (*)	20,150	8,527	21,132	(15,679)	34,130
Gross profit	37,763	5,843	11,156	1	54,763

Operating expenses:
Research and development	2,970	3,785	408	(253)	6,910
Selling and marketing	5,745	2,242	5,264	-	13,251
Distribution	2,288	333	1,534	-	4,155
General and administrative	8,588	1,289	1,929	(27)	11,779
Amortization expense	11,972	1,082	521	-	13,575
Total operating net expense	31,563	8,731	9,656	(280)	49,670

Income (loss) from operations	6,200	(2,888)	1,500	281	5,093

Non-operating income (expense):
Interest income	105	-	54	(111)	48
Interest expense	(22,253)	(118)	(69)	111	(22,329)
Other, net	4,086	92	(4,215)	(280)	(317)
Total non-operating net expense	(18,062)	(26)	(4,230)	(280)	(22,598)

(Loss) income before income taxes	(11,862)	(2,914)	(2,730)	1	(17,505)
Benefit for income taxes	(7,727)	(1,045)	(73)	-	(8,845)
Net (loss) income before earnings of consolidated subsidiaries	(4,135)	(1,869)	(2,657)	1	(8,660)
Net (loss) income of consolidated subsidiaries	(4,288)			4,288	-
Net (loss) income	(8,423)	(1,869)	(2,657)	4,289	(8,660)
Net loss attributable to noncontrolling interest	-	-	(237)	-	(237)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(8,423)	(1,869)	(2,420)	4,289	(8,423)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

Statements of Operations for the Nine Month periods

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended February 28, 2017
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE eliminations	Total

Net sales	$184,721	48,473	107,257	(54,218)	286,233	-	286,233
Cost of sales (*)	64,628	29,370	70,169	(54,218)	109,949	-	109,949
Gross profit	120,093	19,103	37,088	-	176,284	-	176,284

Operating expenses:
Research and development	10,910	12,330	563	-	23,803	2,822	26,625
Selling and marketing	22,275	6,133	15,611	-	44,019	-	44,019
Distribution	6,559	942	5,147	-	12,648	-	12,648
General and administrative	21,825	3,828	6,391	-	32,044	67	32,111
Amortization expense	35,912	4,930	1,569	-	42,411	5	42,416
Total operating expense	97,481	28,163	29,281	-	154,925	2,894	157,819

Income (loss) from operations	22,612	(9,060)	7,807	-	21,359	(2,894)	18,465

Non-operating income (expense):
Interest income	628	5	263	(299)	597	(588)	9
Interest expense	(66,800)	(2,596)	(106)	299	(69,203)	-	(69,203)
Other, net	7,845	1,282	(6,078)	-	3,049	(3,709)	(660)
Total non-operating net expense	(58,327)	(1,309)	(5,921)	-	(65,557)	(4,297)	(69,854)

(Loss) income before income taxes	(35,715)	(10,369)	1,886	-	(44,198)	(7,191)	(51,389)
(Benefit) provision for income taxes	(15,554)	(3,093)	2,072	-	(16,575)	(2,537)	(19,112)
Net loss before earnings of consolidated subsidaries	(20,161)	(7,276)	(186)	-	(27,623)	(4,654)	(32,277)
Net (loss) income of consolidated subsidiaries	(7,462)	-	-	7,462	-	-	-
Net (loss) income	(27,623)	(7,276)	(186)	7,462	(27,623)	(4,654)	(32,277)
Net loss attributable to noncontrolling interest	-	-	-	-	-	(4,654)	(4,654)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(27,623)	(7,276)	(186)	7,462	(27,623)	-	(27,623)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

IMMUCOR, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended February 29, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net sales	$185,196	43,423	102,718	(49,483)	281,854
Cost of sales (*)	62,491	26,605	67,047	(49,483)	106,660
Gross profit	122,705	16,818	35,671	-	175,194

Operating expenses:
Research and development	8,919	11,088	746	(253)	20,500
Selling and marketing	18,820	7,745	15,492	-	42,057
Distribution	7,224	1,056	4,689	-	12,969
General and administrative	22,683	4,117	6,360	(27)	33,133
Amortization expense	35,916	3,238	1,591	-	40,745
Total operating net expense	93,562	27,244	28,878	(280)	149,404

Income (loss) from operations	29,143	(10,426)	6,793	280	25,790

Non-operating income (expense):
Interest income	183	-	114	(165)	132
Interest expense	(66,997)	(350)	(93)	165	(67,275)
Other, net	5,046	(154)	(4,978)	(280)	(366)
Total non-operating net expense	(61,768)	(504)	(4,957)	(280)	(67,509)

(Loss) income before income taxes	(32,625)	(10,930)	1,836	-	(41,719)
(Benefit) provision for income taxes	(11,612)	(3,833)	1,399	-	(14,046)
Net (loss) income before earnings of consolidated subsidiaries	(21,013)	(7,097)	437	-	(27,673)
Net (loss) income of consolidated subsidiaries	(6,423)	-	-	6,423	-
Net (loss) income	(27,436)	(7,097)	437	6,423	(27,673)
Net loss attributable to noncontrolling interest	-	-	(237)	-	(237)
Net (loss) income attributable to shareholders of Immucor, Inc.	$(27,436)	(7,097)	674	6,423	(27,436)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.

Statements of Cash Flows for the Nine Month periods

IMMUCOR, INC.
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Nine Months Ended February 28, 2017
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non- Guarantors	Eliminations	Immucor, Inc. and Subsidiaries	VIE and VIE elimination	Total

Net cash (used in) provided by operating activities	$(5,034)	1,337	9,187	(5,132)	358	(6,857)	(6,499)
Net cash used in investing activities	(2,414)	(1,196)	(663)	(3,903)	(8,176)	(142)	(8,318)
Net cash provided by (used in) financing activities	7,345	(147)	(8,744)	8,744	7,198	7,300	14,498
Effect of exchange rate changes on cash and cash equivalents	140	-	(340)	291	91	-	91
Increase (decrease) in cash and cash equivalents	37	(6)	(560)	-	(529)	301	(228)
Cash and cash equivalents at beginning of period	4,058	(187)	6,356	-	10,227	36	10,263
Cash and cash equivalents at end of period	$4,095	(193)	5,796	-	9,698	337	10,035

IMMUCOR, INC.
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
Nine Months Ended February 29, 2016
(in thousands)
(Unaudited)

	Immucor, Inc.	Guarantors	Non-Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$10,666	1,423	(1,600)	(3,648)	6,841
Net cash (used in) provided by investing activities	(8,860)	(1,671)	3,890	(6,009)	(12,650)
Net cash (used in) provided by financing activities	(6,475)	(7)	(3,517)	9,517	(482)
Effect of exchange rate changes on cash and cash equivalents	269	-	(291)	140	118
Decrease in cash and cash equivalents	(4,400)	(255)	(1,518)	-	(6,173)
Cash and cash equivalents at beginning of period	7,080	(263)	11,546	-	18,363
Cash and cash equivalents at end of period	$2,680	(518)	10,028	-	12,190

17.	OTHER EQUITY MATTERS

In the first nine months of fiscal year 2017, the Company paid dividends of $7.3 million to its Parent to fund Sentilus LLC activities, and $0.4 million to fund stock redemption and tax payments made by IVD Holdings Inc.

18.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Immucor and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. The Company has removed the case to the United States District Court for the District of New Jersey, and the plaintiffs are seeking to remand the case back to state court. The Company believes the claims are without merit and that it has meritorious defenses. While the Company believes the amount of any liability resulting from this claim is unlikely and cannot be estimated at this time, the Company does not expect any potential liability would be material to the Company’s operations or to its financial condition.

From time to time the Company is a party to certain legal proceedings in the ordinary course of business. However, the Company is not currently subject to any legal proceedings expected to have a material adverse effect on its consolidated financial position, result of operations or cash flow.

Purchase Commitments

Purchase commitments made in the normal course of business were $36.1 million as of February 28, 2017. These purchases were primarily for inventory items. The following is a schedule of the approximate future payments for purchase commitments as of February 28, 2017 (in thousands):

Year ended May 31:
2017	$10,831
2018	12,705
2019	7,337
2020	3,498
2021	1,750
Total	$36,121

19.	SUBSEQUENT EVENTS

On March 31, 2017, the Compensation Committee approved an 85,000 increase in the restricted stock units eligible for grant under the Company's 2011 Equity Incentive Plan. The 85,000 restricted stock units were granted with an aggregate fair value of approximately $7.2 million.

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

Business Highlights of Fiscal Year 2017

Operations -

●

The closing of the Stamford, Connecticut facility as announced in April 2016 is on schedule for completion in April 2017 with most of the activity relocating to our Waukesha, Wisconsin site. We continue to anticipate that the costs involved in closing the facility will be recovered within approximately 12 months.

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported for each period (in thousands, except percentages).

	Three Months Ended
	February 28	February 29	Change
	2017	2016	Amount	%

Net sales	$93,964	88,893	5,071	5.7
Cost of sales (*)	35,318	34,130	1,188	3.5
Gross profit	58,646	54,763	3,883	7.1

Operating expenses:
Research and development	8,828	6,910	1,918	27.8
Selling and marketing	13,528	13,251	277	2.1
Distribution	4,083	4,155	(72)	(1.7)
General and administrative	10,046	11,779	(1,733)	(14.7)
Amortization expense	14,109	13,575	534	3.9
Total operating expenses	50,594	49,670	924	1.9

Income from operations	8,052	5,093	2,959	58.1

Non-operating income (expense):
Interest income	1	48	(47)	**
Interest expense	(22,981)	(22,329)	(652)	2.9
Other, net	(106)	(317)	211	(66.6)
Total non-operating net expense	(23,086)	(22,598)	(488)	2.2

Loss before income taxes	(15,034)	(17,505)	2,471	(14.1)
Benefit for income taxes	(5,616)	(8,845)	3,229	(36.5)
Net loss	(9,418)	(8,660)	(758)	8.8
Net loss attributable to noncontrolling interest	(1,668)	(237)	(1,431)	**
Net loss attributable to shareholders of Immucor, Inc.	$(7,750)	(8,423)	673	(8.0)

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

	Nine Months Ended
	February 28	February 29	Change
	2017	2016	Amount	%

Net sales	$286,233	281,854	4,379	1.6
Cost of sales (*)	109,949	106,660	3,289	3.1
Gross profit	176,284	175,194	1,090	0.6

Operating expenses:
Research and development	26,625	20,500	6,125	29.9
Selling and marketing	44,019	42,057	1,962	4.7
Distribution	12,648	12,969	(321)	(2.5)
General and administrative	32,111	33,133	(1,022)	(3.1)
Amortization expense	42,416	40,745	1,671	4.1
Total operating expenses	157,819	149,404	8,415	5.6

Income from operations	18,465	25,790	(7,325)	(28.4)

Non-operating income (expense):
Interest income	9	132	(123)	(93.2)
Interest expense	(69,203)	(67,275)	(1,928)	2.9
Other, net	(660)	(366)	(294)	80.3
Total non-operating net expense	(69,854)	(67,509)	(2,345)	3.5

Loss before income taxes	(51,389)	(41,719)	(9,670)	23.2
Benefit for income taxes	(19,112)	(14,046)	(5,066)	36.1
Net loss	(32,277)	(27,673)	(4,604)	16.6
Net loss attributable to noncontrolling interest	(4,654)	(237)	(4,417)	**
Net loss attributable to shareholders of Immucor, Inc.	$(27,623)	(27,436)	(187)	0.7

(*) Cost of sales is exclusive of amortization expense which is shown separately within operating expenses.
(**) Calculation is not meaningful.

Three Months Ended February 28, 2017 and February 29, 2016:

Net sales were $94.0 million for the three months ended February 28, 2017 as compared with $88.9 million for the three months ended February 29, 2016, an increase of $5.1 million or 5.7%. This increase in net sales is described in the discussion below on net sales by product group. Net sales by product group are presented in the following table (in thousands except percentages):

	Three Months Ended
	February 28	February 29	Change
	2017	2016	Amount	%
Net sales by product group:
Transfusion	$77,881	73,589	4,292	5.8
Transplant & Molecular	16,083	15,304	779	5.1
Total	$93,964	88,893	5,071	5.7

Transfusion: Net sales of our Transfusion products for the three months ended February 28, 2017 were $77.9 million as compared with $73.6 million for the three months ended February 29, 2016, an increase of $4.3 million or 5.8%. The increase over the prior year was driven by growth in both reagent and instrument revenue. The fiscal year 2017 quarter also benefited from the timing of shipments in the U.S. related to the ship cycle schedule which resulted in higher reagent sales volumes. Net sales were negatively affected by changes in foreign currency exchange rates, primarily related to the Euro and British Pound.

Transplant & Molecular: Net sales of our Transplant and Molecular products were $16.1 million for the three months ended February 28, 2017 as compared with $15.3 million for the three months ended February 29, 2016, an increase of $0.8 million or 5.1%. The increase was driven by growth in our Transplant products with the strongest performance outside the U.S. Net sales were higher for both our LIFECODES-branded Transplant products and our new MIA FORA next generation sequencing (“NGS”) offering which is being adopted by more customers. Net sales were negatively affected by changes in foreign currency exchange rates, primarily the Euro and British Pound.

Gross profit increased $3.9 million or 7.1% for the three months ended February 28, 2017 compared with the three months ended February 29, 2016. Gross profit as a percentage of consolidated net sales was 62.4% in the third quarter of fiscal year 2017 compared with 61.6% in the third quarter of fiscal year 2016. The higher gross profit and gross profit as a percent of sales were driven by higher reagent sales in the U.S. primarily due to a change in timing of shipments, partially offset by higher costs related to the closure of our Stamford, Connecticut manufacturing facility.

Research and development expenses were $8.8 million in the third quarter of fiscal year 2017 as compared with $6.9 million in the same period in the prior fiscal year, an increase of $1.9 million, or 27.8%. The increase in expenses was primarily related to increased activity for Sentilus LLC and the Sirona operation which was acquired in March 2016.

Selling and marketing expenses were $13.5 million in the third quarter of fiscal year 2017 as compared with $13.2 million in the same period in the prior fiscal year, an increase of $0.3 million or 2.1%. The increase was driven by higher employee-related costs partially offset by lower regulatory expenses.

Distribution expenses were $4.1 million in the three months ended February 28, 2017 as compared with $4.2 million in the three months ended February 29, 2016, a decrease of $0.1 million or 1.7%.

General and administrative expenses were $10.0 million in the three months ended February 28, 2017 as compared with $11.8 million in the three months ended February 29, 2016, a decrease of $1.7 million, or 14.7%. The decrease was primarily driven by lower legal fees and higher prior year expenses related to the Sirona acquisition and the legal entity restructuring.

Amortization expense was $14.1 million in the three months ended February 28, 2017 as compared with $13.6 million in the three months ended February 29, 2016, an increase of $0.5 million, or 3.9%. The increase was primarily due to additional amortization costs related to the Sirona acquisition.

Non-operating expense was $23.1 million for the three months ended February 28, 2017 as compared with $22.6 million for the three months ended February 29, 2016, an increase of $0.5 million, or 2.2%. The increase in non-operating net expense was mainly due to an increase in interest expense, partially offset by a favorable change in the exchange gains and losses in the third quarter of fiscal year 2017 as compared with the third quarter of fiscal year 2016. Interest expense increased primarily due to higher accretion recorded on our contingent consideration liabilities of $0.7 million due to the Sirona acquisition completed in March 2016.

The effective tax rate for the three months ended February 28, 2017 and for the three months ended February 29, 2016 was 37.4% and 50.5%, respectively.  The difference between the federal statutory rate and the effective tax rate for the quarters ended February 28, 2017 and February 29, 2016 was primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory tax rate and the impact of recording U.S. income taxes associated with current and future distributions of foreign earnings. In addition, the fiscal year 2016 effective tax rate was impacted by changes in the U.S. tax law related to the R&D tax credit.

Nine months Ended February 28, 2017 and February 29, 2016:

Net sales were $286.2 million for the nine months ended February 28, 2017 as compared with $281.9 million for the nine months ended February 29, 2016, an increase of $4.4 million, or 1.6%. This increase in net sales is described in the discussion of net sales by product group below. Net sales by product group are presented in the following table (in thousands of dollars, except percentages):

	Nine Months Ended
	February 28	February 29	Change
	2017	2016	Amount	%
Net sales by product group:
Transfusion	$236,165	235,296	869	0.4
Transplant & Molecular	50,068	46,558	3,510	7.5
Total	$286,233	281,854	4,379	1.6

Transfusion: Net sales of our Transfusion products for the nine months ended February 28, 2017 were $236.2 million as compared with $235.3 million for the nine months ended February 29, 2016, an increase of $0.9 million, or 0.4%. The increase was primarily driven by higher instrument sales. Growth of reagent revenue in the emerging markets was offset by lower reagent volume in the U.S. due the timing of shipments related to the ship cycle schedule. Changes in foreign currency exchange rates had a slightly negative effect on net sales of Transfusion products.

Transplant & Molecular: Net sales of our Transplant & Molecular products for the nine months ended February 28, 2017 were $50.1 million as compared with $46.6 million for the nine months ended February 29, 2016, an increase of $3.5 million or 7.5%. The increase was driven by growth in our Transplant products with the strongest performance outside the U.S. Net sales were higher for both our LIFECODES-branded Transplant products and our new MIA FORA NGS offering, which is being adopted by more customers. The year-over-year increase was also driven by higher sales of products related to a change in donor screening guidelines in the U.S. Net sales were negatively affected by changes in foreign currency exchange rates, primarily the Euro and British Pound, for the first nine months of fiscal year 2017 compared to the same period in fiscal year 2016.

Gross profit increased by $1.1 million or 0.6% for the nine months ended February 28, 2017 as compared with the nine months ended February 29, 2016. Gross profit as a percentage of consolidated net sales was 61.6% in the first nine months of fiscal year 2017 compared with 62.2% in the previous fiscal year. The lower gross profit percentage was driven by lower volume of reagent products due to the timing of shipments related to the ship cycle schedule as well as by higher costs related to the closure of our Stamford, Connecticut manufacturing facility and other one-time expenses.

Research and development expenses were $26.6 million for the nine months ended February 28, 2017 as compared with $20.5 million for the nine months ended February 29, 2016. The increase of $6.1 million or 29.9% was primarily due to increased activity for Sentilus LLC and the Sirona operation which was acquired in March 2016.

Selling and marketing expenses were $44.0 million for the nine months ended February 28, 2017 as compared with $42.1 million for the nine months ended February 29, 2016. The increase in selling and marketing expenses of $1.9 million, or 4.7% was primarily attributable to employee-related costs, and higher marketing-related expenses associated with new product offerings and markets.

Distribution expenses were $12.6 million for the nine months ended February 28, 2017 as compared with $12.9 million for the nine months ended February 29, 2016, a decrease of $0.3 million, or 2.5%.

General and administrative expenses were $32.1 million for the nine months ended February 28, 2017 as compared with $33.1 million for the nine months ended February 29, 2016. The decrease in general and administrative expenses of $1.0 million, or 3.1%, was mainly due to lower legal expenses in the current year and higher costs in the prior year related to the acquisition of Sirona and the legal entity restructuring, partially offset by higher costs in the current fiscal year related to the closure of our Stamford, Connecticut manufacturing facility.

Amortization expense was $42.4 million for the nine months ended February 28, 2017 as compared with $40.7 million for the nine months ended February 29, 2016, an increase of $1.7 million, or 4.1%. The increase was primarily due to the amortization of costs related to the Sirona acquisition in March 2016.

Non-operating expense was $69.9 million for the nine months ended February 28, 2017 as compared with $67.5 million for the nine months ended February 29, 2016, an increase of $2.3 million, or 3.5%. The increase in non-operating net expense was mainly due to an increase in interest expense and an unfavorable change in the exchange gains and losses recorded in the first nine months of fiscal year 2017 as compared with the first nine months of fiscal year 2016. Interest expense increased primarily due to higher accretion recorded on our contingent consideration liabilities of $2.2 million due to the Sirona acquisition completed in March 2016.

The effective tax rate for the nine months ended February 28, 2017 and the nine months ended February 29, 2016 was 37.2% and 33.7%, respectively.  The effective tax rate for the fiscal year 2017 period was higher than the effective tax rate for the corresponding period in fiscal year 2016 primarily due to the income subject to tax in the various tax jurisdictions with rates that differ from the U.S. statutory rate, the impact of recording U.S. income taxes associated with the future remittance of its un-repatriated foreign earnings, adjustments to reconcile the fiscal year 2016 tax provision to the filed income tax returns, and due to the reversal of uncertain tax positions (net of the corresponding reduction in competent authority assets) resulting from the completion of a foreign income tax examination during the second quarter of fiscal year 2017. In addition, the fiscal year 2016 effective tax rate was impacted by changes in the U.S. tax law related to the R&D tax credit.

Future Trends

With the acquisition of the Sirona business on March 4, 2016, and the planned increase in activities of the Sentilus LLC business, we expect that our research and development expenses will continue to be higher for the remainder of fiscal year 2017 as compared with the previous year. Refer to Note 2 of the consolidated financial statements for additional information on the Sirona acquisition.

We plan to consolidate our LIFECODES facilities and have announced the closure of our Stamford, Connecticut operation in April 2017. We anticipate that the costs involved in closing this facility will be recovered within approximately 12 months.

Non-GAAP Disclosures

Like-For-Like Net Sales

Like-For-Like Net Sales is a non-GAAP financial measure and is presented in this report because we consider it an important supplemental measure and believe that it is useful in the evaluation of the financial performance of the Company. Like-For-Like Net Sales is Net sales as reported in accordance with United States generally accepted accounting principles ("GAAP") with an adjustment to remove the impact of ship cycle differences and foreign currency exchange rates on net sales for the periods presented in this quarterly report. We believe that the presentation of Like-For-Like Net Sales enhances an investor’s understanding of our financial performance as the metric provides a view of the financial performance on a more comparable basis. Like-For-Like Net Sales for the three and nine months ended February 28, 2017 and February 29, 2016, is calculated as follows (in thousands):

	Transfusion Sales				Transplant & Molecular Sales				Total Sales
	Three Months Ended				Three Months Ended				Three Months Ended
	February 28 2017	February 29 2016	$ Variance	% Variance	February 28 2017	February 29 2016	$ Variance	% Variance	February 28 2017	February 29 2016	$ Variance	% Variance
Net sales as reported per GAAP	$77,881	73,589	4,292	5.8	16,083	15,304	779	5.1	93,964	88,893	5,071	5.7
Foreign currency impact	416	-	416	-	320	-	320	-	736	-	736	-
Ship cycle impact	(3,464)	-	(3,464)	-	-	-	-	-	(3,464)	-	(3,464)	-
Like-For-Like	$74,833	73,589	1,244	1.7	16,403	15,304	1,099	7.2	91,236	88,893	2,343	2.6

	Transfusion Sales				Transplant & Molecular Sales				Total Sales
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	February 28 2017	February 29 2016	$ Variance	% Variance	February 28 2017	February 29 2016	$ Variance	% Variance	February 28 2017	February 29 2016	$ Variance	% Variance
Net sales as reported per GAAP	$236,165	235,296	869	0.4	50,068	46,558	3,510	7.5	286,233	281,854	4,379	1.6
Foreign currency impact	321	-	321	-	811	-	811	-	1,132	-	1,132	-
Ship cycle impact	1,555	-	1,555	-	-	-	-	-	1,555	-	1,555	-
Like-For-Like	$238,041	235,296	2,745	1.2	50,879	46,558	4,321	9.3	288,920	281,854	7,066	2.5

After adjusting for the impact of ship cycles and changes in foreign currency exchange rates, total Like-For-Like Net Sales increased by $2.3 million, or 2.6%, in the third quarter of fiscal year 2017 as compared with the prior year quarter. After adjusting for the impact of ship cycles and changes in exchange rates, Transfusion net sales, on a Like-For-Like basis, increased by $1.2 million, or 1.7%, in the third quarter as compared with the prior year quarter. Transplant & Molecular net sales, on a Like-For-Like basis, increased by $1.1 million, or 7.2%, after adjusting for the impact of changes in foreign currency exchange rates.

After adjusting for the impact of ship cycles and changes in foreign currency exchange rates, total Like-For-Like Net Sales increased by $7.1 million, or 2.5%, for the nine months ended February 28, 2017 as compared with the nine months ended February 29, 2016. After adjusting for the impact of ship cycles and changes in exchange rates, Transfusion net sales, on a Like-For-Like basis, increased by $2.7 million, or 1.2%, in the first nine months of the fiscal year as compared with the first nine months of the prior year. Transplant & Molecular net sales, on a Like-For-Like basis, increased by $4.3 million, or 9.3%, after adjusting for the impact of changes in foreign currency exchange rates.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our business. We compensate for these limitations by relying primarily on the GAAP results and using EBITDA and Adjusted EBITDA as supplemental information. EBITDA and Adjusted EBITDA for the three months and nine months ended February 28, 2017, and the three months and nine months ended February 29, 2016 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016

Net loss	$(9,418)	(8,660)	(32,277)	(27,673)
Interest expense, net	22,980	22,281	69,194	67,143
Income tax benefit	(5,616)	(8,845)	(19,112)	(14,046)
Depreciation and amortization	17,895	17,200	54,072	51,417
EBITDA	25,841	21,976	71,877	76,841

Adjustments to EBITDA:
Stock-based compensation (i)	1,024	1,265	3,496	4,045
Acquisition expenses, net (ii)	90	879	294	950
Sponsor fee (iii)	750	825	2,438	2,428
Non-cash impact of purchase accounting (iv)	-	112	43	339
Certain non-recurring expenses and other (v)	3,522	4,188	12,854	10,959
Adjusted EBITDA	$31,227	29,245	91,002	95,562

Adjusted EBITDA attributable to shareholders of Immucor, Inc. (vi)	$33,563	29,245	97,486	95,562

i.	Represents non-cash stock-based compensation.
ii.	Represents items related to acquisition activities including legal, accounting and other costs.
iii.	Represents management fees and other charges associated with a management services agreement with TPG Capital, L.P.
iv.	Represents non-cash expenses, such as deferred rent.
v.	Represents certain items we believe are not representative of our core business that are not included in the adjustments above, including personnel and business optimization costs.
vi.	Excludes Adjusted EBITDA amounts attributable to Sentilus LLC.

Liquidity and Capital Resources

Cash flow

Our principal source of liquidity is our operating cash flow, which is expected to be positive on an annual basis. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing requirements.

In the first nine months of fiscal year 2017, our cash and cash equivalents decreased by $0.2 million to $10.0 million as of February 28, 2017. The decrease was primarily due to cash used in operating activities of $6.5 million and investing activities of $8.3 million, as well as repayments of our long-term debt of $5.1 million in the first nine months of fiscal year 2017. This decrease in cash and cash equivalents was partially offset by cash provided by net borrowings of $20.0 million from our Revolving Facilities. The cash balance at February 28, 2017 includes cash of $5.8 million that is held by our subsidiaries outside of the United States. We are not permanently reinvested in our subsidiaries and can repatriate these funds, if needed, to support future debt payments.

In the first nine months of fiscal year 2016, our cash and cash equivalents decreased by $6.2 million to $12.2 million as of February 29, 2016. The decrease was primarily due to investments in new businesses, additional property and equipment, and an additional loan to Sirona of $4.9 million, as well as repayments of our long-term debt of $5.0 million in the first nine months of fiscal year 2016. These decreases in cash and cash equivalents were partially offset by positive cash flow contributed by our operating activities of approximately $6.8 million and $4.5 million of borrowings from our Revolving Facilities.

Operating activities

Operating activities used $6.5 million of cash and cash equivalents in the first nine months of fiscal year 2017 as compared with $6.8 million of cash provided by operating activities in the first nine months of fiscal year 2016.  The decrease in cash provided by operating activities was mainly due to higher operating expenses driven by an increase in investment in research and development activities for our Sentilus LLC and Sirona operations in the first nine months of fiscal year 2017 as compared with the same period of the previous year, and an increase in working capital requirements.

Investing activities

In the first nine months of fiscal year 2017, we used $8.2 million of cash to purchase property and equipment to upgrade certain financial and operating systems and to facilitate the consolidation of our LIFECODES facilities. In the first nine months of fiscal year 2016, we used $7.1 million of cash to purchase property and equipment and to upgrade certain financial and operating systems, $4.9 million to fund an additional loan to Sirona, and $0.8 million to acquire the assets of a Reference Lab.

Financing activities

In the first nine months of fiscal year 2017, we used cash from financing activities of $5.1 million for repayments of our long-term debt. We borrowed $85.5 million and repaid $65.5 million from our Revolving Facilities, and had $20.0 million outstanding under our Revolving Facilities as of February 28, 2017. In addition, we paid a $7.3 million dividend to IVD Holdings B Inc. to fund the activities of Sentilus LLC, received $7.3 million in proceeds from a capital contribution made to the noncontrolling interest, and paid a $0.4 million dividend to fund stock redemption and tax payments made by IVD Holdings Inc. In the first nine months of fiscal year 2016, we used cash from financing activities of $5.0 million for repayments of our long-term debt. We also borrowed $48.0 million and repaid $43.5 million from our Revolving Facilities, and had $4.5 million outstanding under our Revolving Facilities as of February 29, 2016.

Future Cash Requirements and Restrictions

Our Term Loan Facility requires quarterly principal payments equal to 0.25% of the original principal amount of the loan with the balance due and payable on August 19, 2018.  Required principal and interest payments related to our Term Loan Facility are $6.6 million and $32.2 million, respectively, for the next 12 months.  Required interest payments related to the Notes is $44.5 million for the next 12 months.  The Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of our U.S. subsidiaries and the pledge of 65% of the stock of our foreign subsidiaries.  As of February 28, 2017, we had principal of $1,036.8 million of long-term borrowings outstanding under our Term Loan Facility and the Notes, and $20.0 million outstanding on the Revolving Facilities.  Our net total available borrowings under our Revolving Facilities were $60.0 million as of February 28, 2017.

We expect that recurring capital expenditures during fiscal year 2017 will range from $10.0 million to $12.0 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, upgrade certain financial systems, and consolidate our LIFECODES facilities. These expenditures exclude the purchase of instrument assets that are used in equipment rental agreements with our customers, which is reflected in non-cash investing and financing activities in our consolidated statements of cash flows.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Revolving Facilities of our Senior Credit Facilities will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Commitments and Contractual Obligations

As of February 28, 2017, our material cash commitments and contractual obligations have not changed significantly from those disclosed in our Annual Report for the year ended May 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet financial arrangements as of February 28, 2017.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2017, there have been no material changes regarding our market risk position from those disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended May 31, 2016.

ITEM 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

We (Immucor, Inc. and BioArray Solutions Limited (“BioArray”), a wholly owned subsidiary of Immucor, Inc.) are defendants in an action brought in August 2014 by Rutgers, the State University of New Jersey (“Rutgers”), in the Superior Court of New Jersey for Middlesex County, alleging breach of contract and fraud claims under a patent license between Rutgers and BioArray. We have removed the case to the United States District Court for the District of New Jersey, and the plaintiffs are seeking to remand the case back to state court. We believe the claims are without merit and that we have meritorious defenses. While we believe that the amount of any liability resulting from this claim is unlikely and cannot be estimated at this time, we do not expect any potential liability would be material to our results of operations or financial condition.

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

IMMUCOR, INC.
(Registrant)

Date: April 11, 2017	By:	/s/ Jeffrey R. Binder
Jeffrey R. Binder, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 11, 2017	By:	/s/ Dominique Petitgenet
Dominique Petitgenet, Chief Financial Officer and Vice President, Operations
(Principal Financial and Accounting Officer)